Form 10-Q
period 2017-04-01
TYSON FOODS INC
filed 2017-05-08
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 1, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 1, 2017.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	288,192,047
Class B Common Stock, $0.10 Par Value (Class B stock)	70,010,755
TABLE OF CONENTS
PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Sales	$9,083	$9,170	$18,265	$18,322
Cost of Sales	8,036	7,987	15,735	15,938
Gross Profit	1,047	1,183	2,530	2,384
Selling, General and Administrative	476	479	977	904
Operating Income	571	704	1,553	1,480
Other (Income) Expense:
Interest income	(1)	(1)	(3)	(3)
Interest expense	56	64	114	131
Other, net	(3)	(3)	11	(4)
Total Other (Income) Expense	52	60	122	124
Income before Income Taxes	519	644	1,431	1,356
Income Tax Expense	178	210	496	461
Net Income	341	434	935	895
Less: Net Income Attributable to Noncontrolling Interests	1	2	2	2
Net Income Attributable to Tyson	$340	$432	$933	$893
Weighted Average Shares Outstanding:
Class A Basic	295	318	296	321
Class B Basic	70	70	70	70
Diluted	370	393	371	396
Net Income Per Share Attributable to Tyson:
Class A Basic	$0.95	$1.14	$2.59	$2.32
Class B Basic	$0.86	$1.02	$2.35	$2.11
Diluted	$0.92	$1.10	$2.51	$2.25
Dividends Declared Per Share:
Class A	$0.225	$0.150	$0.525	$0.350
Class B	$0.203	$0.135	$0.473	$0.315
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net Income	$341	$434	$935	$895
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	(3)	—	—	—
Investments	1	1	—	—
Currency translation	9	10	(5)	5
Postretirement benefits	2	(1)	(1)	(3)
Total Other Comprehensive Income (Loss), Net of Taxes	9	10	(6)	2
Comprehensive Income	350	444	929	897
Less: Comprehensive Income Attributable to Noncontrolling Interests	1	2	2	2
Comprehensive Income Attributable to Tyson	$349	$442	$927	$895
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	April 1, 2017	October 1, 2016
Assets
Current Assets:
Cash and cash equivalents	$243	$349
Accounts receivable, net	1,589	1,542
Inventories	2,970	2,732
Other current assets	215	265
Total Current Assets	5,017	4,888
Net Property, Plant and Equipment	5,283	5,170
Goodwill	6,669	6,669
Intangible Assets, net	5,036	5,084
Other Assets	591	562
Total Assets	$22,596	$22,373

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$543	$79
Accounts payable	1,466	1,511
Other current liabilities	1,097	1,172
Total Current Liabilities	3,106	2,762
Long-Term Debt	5,905	6,200
Deferred Income Taxes	2,516	2,545
Other Liabilities	1,280	1,242
Commitments and Contingencies (Note 16)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 369 million shares	37	36
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,355	4,355
Retained earnings	9,098	8,348
Accumulated other comprehensive loss	(51)	(45)
Treasury stock, at cost – 81 million shares at April 1, 2017, and 73 million shares at October 1, 2016	(3,675)	(3,093)
Total Tyson Shareholders’ Equity	9,771	9,608
Noncontrolling Interests	18	16
Total Shareholders’ Equity	9,789	9,624
Total Liabilities and Shareholders’ Equity	$22,596	$22,373
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	April 1, 2017	April 2, 2016
Cash Flows From Operating Activities:
Net income	$935	$895
Depreciation and amortization	356	348
Deferred income taxes	(28)	85
Other, net	88	18
Net changes in operating assets and liabilities	(369)	(241)
Cash Provided by Operating Activities	982	1,105
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(467)	(355)
Purchases of marketable securities	(30)	(22)
Proceeds from sale of marketable securities	29	23
Other, net	(10)	2
Cash Used for Investing Activities	(478)	(352)
Cash Flows From Financing Activities:
Payments on debt	(45)	(673)
Borrowings on revolving credit facility	1,680	300
Payments on revolving credit facility	(1,977)	—
Proceeds from issuance of commercial paper	725	—
Repayments of commercial paper	(225)	—
Purchases of Tyson Class A common stock	(733)	(826)
Dividends	(158)	(108)
Stock options exercised	83	78
Other, net	41	40
Cash Used for Financing Activities	(609)	(1,189)
Effect of Exchange Rate Changes on Cash	(1)	2
Decrease in Cash and Cash Equivalents	(106)	(434)
Cash and Cash Equivalents at Beginning of Year	349	688
Cash and Cash Equivalents at End of Period	$243	$254
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
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly our financial position as of April 1, 2017, and the results of operations for the three and six months ended April 1, 2017, and April 2, 2016. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
Recently Issued Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board ("FASB") issued guidance which will change the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost will be included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost will be presented separately outside of operating income. Additionally, only the service cost component will be eligible for capitalization when applicable. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted and the retrospective transition method should be applied for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and the prospective transition method should be applied, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
In January 2017, the FASB issued guidance which removes step 2 from the goodwill impairment test. As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units' fair value. The guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, our fiscal 2021. Early adoption is permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017, and the prospective transition method should be applied. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
In March 2016, the FASB issued guidance which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows and impact on earnings per share. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016, our fiscal 2018. Early adoption is permitted and the application of the guidance requires various transition methods depending on the specific amendment. The guidance requires all income tax effects of share-based payment awards to be recognized in the consolidated statements of income when the awards vest or are settled, which is a change from the current guidance that requires such activity to be recorded in capital in excess of par value within stockholders' equity. We plan to adopt this guidance prospectively which may create volatility in our effective tax rate when adopted depending largely on future events and other factors which may include our stock price, timing of stock option exercises, and the value realized upon vesting or exercise of shares compared to the grant date fair value of those shares. Under the new guidance, companies can also make an accounting policy election to either estimate forfeitures each period or to account for forfeitures as they occur. We plan to change our accounting policy to account for forfeitures as they occur using the modified retrospective transition method and expect the impact of this change on our consolidated financial statements to be immaterial. The guidance also changes the presentation of excess tax benefits from a financing activity to an operating activity in the consolidated statements of cash flows. We plan to apply this change prospectively and do not expect a material impact on our consolidated statements of cash flows. We expect to adopt this guidance in the first quarter of fiscal 2018.
In February 2016, the FASB issued guidance which created new accounting and reporting guidelines for leasing arrangements. The guidance requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses and cash flows arising from a lease will depend on classification as a finance or operating lease. The guidance also requires qualitative and quantitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2018, our fiscal 2020. Early adoption is permitted, and the modified retrospective method should be applied. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
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
In July 2015, the FASB issued guidance which requires management to evaluate inventory at the lower of cost and net realizable value. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016, our fiscal 2018. Early adoption is permitted, and the prospective transition method should be applied. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
In May 2014, the FASB issued guidance changing the criteria for recognizing revenue. The guidance provides for a single five-step model to be applied to all revenue contracts with customers. The standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. This guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted for fiscal years beginning after December 15, 2016, our fiscal 2018. We plan to adopt this guidance using the modified retrospective transition method beginning in the first quarter of fiscal 2019. We continue to evaluate the impact of the adoption of this guidance, but currently, we do not expect the new guidance to materially impact our consolidated financial statements other than additional disclosure requirements.

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
At April 1, 2017, 63% of the cost of inventories was determined by the first-in, first-out ("FIFO") method as compared to 61% at October 1, 2016. The remaining cost of inventories for both periods is determined by the weighted-average method.
The following table reflects the major components of inventory (in millions):

	April 1, 2017	October 1, 2016
Processed products	$1,668	$1,530
Livestock	903	772
Supplies and other	399	430
Total inventory	$2,970	$2,732
NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	April 1, 2017	October 1, 2016
Land	$129	$126
Buildings and leasehold improvements	3,688	3,662
Machinery and equipment	6,880	6,789
Land improvements and other	308	300
Buildings and equipment under construction	495	290
	11,500	11,167
Less accumulated depreciation	6,217	5,997
Net property, plant and equipment	$5,283	$5,170

NOTE 5: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	April 1, 2017	October 1, 2016
Accrued salaries, wages and benefits	$493	$563
Accrued marketing, advertising and promotion expense	182	212
Other	422	397
Total other current liabilities	$1,097	$1,172
NOTE 6: DEBT
The major components of debt are as follows (in millions):

	April 1, 2017	October 1, 2016
Revolving credit facility	$3	$300
Commercial paper	500	—
Senior notes:
7.00% Notes due May 2018	120	120
2.65% Notes due August 2019	1,000	1,000
4.10% Notes due September 2020	283	284
4.50% Senior notes due June 2022	1,000	1,000
3.95% Notes due August 2024	1,250	1,250
7.00% Notes due January 2028	18	18
6.13% Notes due November 2032	162	163
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	500	500
Discount on senior notes	(8)	(8)
Term loans:
Tranche B due April 2019 (2.13% at 04/01/17)	500	500
Tranche B due August 2019 (2.50% at 04/01/17)	552	552
Amortizing notes - tangible equity units (see Note 7: Equity)	35	71
Other	59	58
Unamortized debt issuance costs	(26)	(29)
Total debt	6,448	6,279
Less current debt	543	79
Total long-term debt	$5,905	$6,200
Revolving Credit Facility
We have a $1.25 billion revolving credit facility that supports short-term funding needs and letters of credit. The facility will mature and the commitments thereunder will terminate in September 2019. Amounts available for borrowing under this facility totaled $739 million at April 1, 2017, net of outstanding letters of credit and amounts outstanding under our commercial paper program. At April 1, 2017, we had outstanding letters of credit issued under this facility totaling $8 million, none of which were drawn upon. We had an additional $82 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of leasing obligations and workers’ compensation insurance programs.
If in the future any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility.
Commercial Paper Program
In February 2017, our Board of Directors authorized a commercial paper program under which we may issue unsecured short-term promissory notes (commercial paper) up to a maximum aggregate principal amount of $500 million. We intend to use the net proceeds from the commercial paper program for general corporate purposes. As of April 1, 2017, we had $500 million of commercial paper outstanding at a weighted average interest rate of 1.27% with maturities of less than 45 days.

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
We were in compliance with all debt covenants at April 1, 2017.
NOTE 7: EQUITY
Share Repurchases
As of April 1, 2017, 29.1 million shares remained available for repurchase under our share repurchase program. The share repurchase program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans.
A summary of share repurchases of our Class A stock is as follows (in millions):

	Three Months Ended				Six Months Ended
	April 1, 2017		April 2, 2016		April 1, 2017		April 2, 2016
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	2.6	$167	7.3	$421	11.2	$717	14.9	$778
To fund certain obligations under equity compensation plans	0.2	15	0.4	18	0.6	41	1.1	48
Total share repurchases	2.8	$182	7.7	$439	11.8	$758	16.0	$826
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

As of April 1, 2017, holders have settled 21.7 million purchase contracts and, in exchange, the Company has issued 23.1 million shares of its Class A stock. Upon early settlement of these purchase contracts, the corresponding amortizing notes remain outstanding and beneficially owned by the holders that settled purchase contracts early. As of April 1, 2017, 8.3 million TEUs remained outstanding. The remaining TEUs will continue to be held pursuant to their original terms and conditions, including automatic settlement on July 15, 2017. As a result of the purchase contracts tendered as of April 1, 2017, our remaining obligation is to deliver between a minimum of 8.9 million shares and a maximum of 11.1 million shares of our Class A stock, subject to adjustment, based upon the Applicable Market Value (as defined below) of our Class A stock as described below:

•
If the Applicable Market Value is equal to or greater than the conversion price of $46.69 per share, we will deliver 1.0710 shares of Class A stock per purchase contract, or a minimum of 8.9 million Class A shares.

•
If the Applicable Market Value is greater than the reference price of $37.35 but less than the conversion price of $46.69 per share, we will deliver a number of Class A shares per purchase contract equal to $50, divided by the Applicable Market Value.

•
If the Applicable Market Value is less than or equal to the reference price of $37.35 per share, we will deliver 1.3389 shares of Class A stock per purchase contract, or a maximum of 11.1 million Class A shares.

The "Applicable Market Value" means the average of the closing prices of our Class A stock on each of the 20 consecutive trading days beginning on, and including, the 23rd scheduled trading day immediately preceding July 15, 2017.
On March 15, 2017, we paid our quarterly dividend to shareholders of record at March 1, 2017, equal to $0.225 per share on our Class A stock. The amount of the distribution exceeded the $0.075 per share dividend threshold amount. Consequently, the settlement rates, reference price and conversion price were adjusted and are reflected above.
The TEUs have a dilutive effect on our earnings per share. The 8.9 million minimum shares to be issued are included in the calculation of Class A Basic weighted average shares. The 2.2 million share difference between the minimum shares and the 11.1 million maximum shares are potentially dilutive securities, and accordingly, are included in our diluted earnings per share on a pro rata basis to the extent the Applicable Market Value is higher than the reference price but is less than the conversion price at period end.
NOTE 8: INCOME TAXES
The effective tax rate was 34.3% and 32.7% for the second quarter of fiscal 2017 and 2016, respectively, and 34.7% and 34.0% for the six months of fiscal 2017 and 2016, respectively. The effective tax rates for the second quarter and six months of fiscal 2017 and fiscal 2016 were impacted by such items as the domestic production deduction and state income taxes. In addition, changes in tax reserves resulting from the expiration of statutes of limitations reduced the effective tax rate for the second quarter of fiscal 2016 by 2.9% and the six months of fiscal 2016 by 1.4%.
Unrecognized tax benefits were $314 million and $305 million at April 1, 2017, and October 1, 2016, respectively.
We estimate that during the next twelve months it is reasonably possible that unrecognized tax benefits could decrease by as much as $24 million primarily due to settlements with taxing authorities and expiration of statutes of limitations in various jurisdictions.
NOTE 9: OTHER INCOME AND CHARGES
In the second quarter of fiscal 2017, we recorded a $52 million impairment charge related to our San Diego Prepared Foods operation. The impairment was comprised of $43 million of property, plant and equipment, $8 million of definite lived intangible assets and $1 million of other assets. This charge, of which $44 million was included in the Consolidated Condensed Statements of Income in Cost of Sales and $8 million was included in the Consolidated Condensed Statements of Income in Selling, General and Administrative, was triggered by a change in a co-manufacturing contract and ongoing losses.
During the six months of fiscal 2017, we recorded $16 million of legal cost related to a 1995 plant closure of an apparel manufacturing facility operated by a former subsidiary of The Hillshire Brands Company, which was acquired by us in fiscal 2014, $6 million of equity earnings in joint ventures and $1 million in net foreign currency exchange losses, which were recorded in the Consolidated Condensed Statements of Income in Other, net.
During the six months of fiscal 2016, we recorded $5 million of equity earnings in joint ventures and $1 million in net foreign currency exchange losses, which were recorded in the Consolidated Condensed Statements of Income in Other, net.

NOTE 10: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Numerator:
Net income	$341	$434	$935	$895
Less: Net income attributable to noncontrolling interests	1	2	2	2
Net income attributable to Tyson	340	432	933	893
Less dividends declared:
Class A	65	46	151	104
Class B	14	9	33	22
Undistributed earnings	$261	$377	$749	$767

Class A undistributed earnings	$215	$314	$618	$641
Class B undistributed earnings	46	63	131	126
Total undistributed earnings	$261	$377	$749	$767
Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	295	318	296	321
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70	70	70
Effect of dilutive securities:
Stock options, restricted stock and performance units	5	5	5	5
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	370	393	371	396

Net income per share attributable to Tyson:
Class A basic	$0.95	$1.14	$2.59	$2.32
Class B basic	$0.86	$1.02	$2.35	$2.11
Diluted	$0.92	$1.10	$2.51	$2.25
Approximately 2 million of our stock-based compensation shares were antidilutive for each of the three and six months ended April 1, 2017. We had no stock-based compensation shares that were antidilutive for the three months ended April 2, 2016. Approximately 2 million of our stock-based compensation shares were antidilutive for the six months ended April 2, 2016. These shares were not included in the diluted earnings per share calculation.
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

NOTE 11: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors' Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored, using value-at-risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at April 1, 2017.
We had the following aggregated outstanding notional amounts related to our derivative financial instruments (in millions, except soy meal tons):

	Metric	April 1, 2017	October 1, 2016
Commodity:
Corn	Bushels	56	50
Soy meal	Tons	1,200,300	389,700
Live cattle	Pounds	419	28
Lean hogs	Pounds	218	158
Foreign currency	United States dollar	$44	$38
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
Cash Flow Hedges
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant for the three and six months ended April 1, 2017, and April 2, 2016. As of April 1, 2017, the net amounts expected to be reclassified into earnings within the next 12 months are pretax losses of $2 million. During the three and six months ended April 1, 2017, and April 2, 2016, we did not reclassify significant pretax gains/losses into earnings as a result of the discontinuance of cash flow hedges.

The following table sets forth the pretax impact of cash flow hedge derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain (Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain (Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	April 1, 2017	April 2, 2016		April 1, 2017	April 2, 2016
Cash flow hedge – derivatives designated as hedging instruments:
Commodity contracts	$(1)	$—	Cost of sales	$3	$(1)
Foreign exchange contracts	—	—	Other income/expense	—	—
Total	$(1)	$—		$3	$(1)

	Gain (Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain (Loss) Reclassified from OCI to Earnings
	Six Months Ended			Six Months Ended
	April 1, 2017	April 2, 2016		April 1, 2017	April 2, 2016
Cash flow hedge – derivatives designated as hedging instruments:
Commodity contracts	$—	$(2)	Cost of sales	$(1)	$(2)
Foreign exchange contracts	—	—	Other income/expense	—	—
Total	$—	$(2)		$(1)	$(2)
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

					in millions
	Consolidated Condensed Statements of Income Classification	Three Months Ended		Six Months Ended
		April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Gain (Loss) on forwards	Cost of sales	$(12)	$6	$16	$39
Gain (Loss) on purchase contract	Cost of sales	12	(6)	(16)	(39)
Ineffectiveness related to our fair value hedges was not significant for the three and six months ended April 1, 2017, and April 2, 2016.
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

The following table sets forth the pretax impact of the undesignated derivative instruments in the Consolidated Condensed Statements of Income (in millions):

	Consolidated Condensed Statements of Income Classification	Gain (Loss) Recognized in Earnings		Gain (Loss) Recognized in Earnings
		Three Months Ended		Six Months Ended
		April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$25	$(16)	$76	$(7)
Commodity contracts	Cost of sales	(45)	7	(46)	(8)
Foreign exchange contracts	Other income/expense	—	1	—	1
Total		$(20)	$(8)	$30	$(14)
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

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

April 1, 2017	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Derivative financial instruments:
Designated as hedges	$—	$4	$—	$(2)	$2
Undesignated	—	54	—	(9)	45
Available-for-sale securities:
Current	—	2	1	—	3
Non-current	—	40	55	—	95
Deferred compensation assets	8	258	—	—	266
Total assets	$8	$358	$56	$(11)	$411
Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$21	$—	$(21)	$—
Undesignated	—	49	—	(38)	11
Total liabilities	$—	$70	$—	$(59)	$11

October 1, 2016	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Derivative financial instruments:
Designated as hedges	$—	$72	$—	$(27)	$45
Undesignated	—	38	—	(34)	4
Available-for-sale securities:
Current	—	2	2	—	4
Non-current	—	38	55	—	93
Deferred compensation assets	18	236	—	—	254
Total assets	$18	$386	$57	$(61)	$400
Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$1	$—	$(1)	$—
Undesignated	—	68	—	(68)	—
Total liabilities	$—	$69	$—	$(69)	$—

(a)
Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. At April 1, 2017, and October 1, 2016, we had $48 million and $8 million, respectively, of cash collateral posted with various counterparties where master netting arrangements exist and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Six Months Ended
	April 1, 2017	April 2, 2016
Balance at beginning of year	$57	$61
Total realized and unrealized gains (losses):
Included in earnings	—	—
Included in other comprehensive income (loss)	—	—
Purchases	10	9
Issuances	—	—
Settlements	(11)	(12)
Balance at end of period	$56	$58
Total gains (losses) for the six-month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—
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
The following table sets forth our available-for-sale securities' amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	April 1, 2017			October 1, 2016
	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)
Available-for-sale securities:
Debt securities:
U.S. treasury and agency	$42	$42	$—	$40	$40	$—
Corporate and asset-backed	55	56	1	56	57	1

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. Losses on equity securities are recognized in earnings if the decline in value is judged to be other than temporary. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or more likely than not will be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no other than temporary impairment in earnings for the three and six months ended April 1, 2017, and April 2, 2016. No other than temporary losses were deferred in OCI as of April 1, 2017, and October 1, 2016.
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
In the second quarter of fiscal 2017, we recorded a $52 million impairment charge related to our San Diego Prepared Foods operation. The impairment was comprised of $43 million of property, plant and equipment, $8 million of definite lived intangibles assets and $1 million of other assets. This charge, of which $44 million was included in the Consolidated Condensed Statements of Income in Cost of Sales and $8 million was included in the Consolidated Condensed Statements of Income in Selling, General and Administrative, was triggered by a change in a co-manufacturing contract and ongoing losses. Our valuation of these assets was primarily based on discounted cash flows and relief-from-royalty models, which included unobservable Level 3 inputs.
We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three and six months ended April 2, 2016.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	April 1, 2017		October 1, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total debt	$6,567	$6,448	$6,698	$6,279

NOTE 13: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the net periodic cost for the pension and postretirement benefit plans for the three and six months ended April 1, 2017, and April 2, 2016, are as follows (in millions):

	Pension Plans
	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016

Service cost	$3	$3	$6	$7
Interest cost	16	18	32	38
Expected return on plan assets	(14)	(16)	(29)	(33)
Amortization of:
Net actuarial loss	2	2	4	3
Settlement (gain) loss (a)	2	—	2	(12)
Net periodic cost	$9	$7	$15	$3

	Postretirement Benefit Plans
	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016

Interest cost	$1	$1	$1	$2
Amortization of:
Net actuarial gain	—	(9)	—	(9)
Prior service credit	(6)	(5)	(12)	(9)
Net periodic cost (credit)	$(5)	$(13)	$(11)	$(16)
(a) We made lump-sum settlement payments using plan assets of $5 million and $265 million for the six months ended April 1, 2017 and April 2, 2016, respectively, to certain deferred vested participants within our qualified pension plans.
We contributed $13 million and $21 million to our pension plans for the three months ended April 1, 2017, and April 2, 2016, respectively. We contributed $22 million and $53 million to our pension plans for the six months ended April 1, 2017, and April 2, 2016, respectively. We expect to contribute an additional $18 million during the remainder of fiscal 2017. The amount of contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements in the jurisdictions in which we operate. As a result, the actual funding in fiscal 2017 may differ from the current estimate.
NOTE 14: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended						Six Months Ended
	April 1, 2017			April 2, 2016			April 1, 2017			April 2, 2016
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax

Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to cost of sales	$(3)	$1	$(2)	$1	$(1)	$—	$1	$(1)	$—	$2	$(1)	$1
Unrealized gain (loss)	(1)	—	(1)	—	—	—	—	—	—	(2)	1	(1)

Investments:
Unrealized gain (loss)	1	—	1	1	—	1	—	—	—	—	—	—

Currency translation:
Translation adjustment	9	—	9	10	—	10	(5)	—	(5)	5	—	5

Postretirement benefits	1	1	2	(3)	2	(1)	(3)	2	(1)	(6)	3	(3)
Total other comprehensive income (loss)	$7	$2	$9	$9	$1	$10	$(7)	$1	$(6)	$(1)	$3	$2
NOTE 15: SEGMENT REPORTING
We operate in four reportable segments: Beef, Pork, Chicken, and Prepared Foods. We measure segment profit as operating income (loss). Other primarily includes our foreign chicken production operations in China and India, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC.
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
Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended				Six Months Ended
	April 1, 2017		April 2, 2016		April 1, 2017		April 2, 2016
Sales:
Beef	$3,487		$3,639		$7,015		$7,253
Pork	1,302		1,190		2,554		2,403
Chicken	2,798		2,737		5,504		5,373
Prepared Foods	1,751		1,804		3,646		3,700
Other	82		86		172		185
Intersegment sales	(337)		(286)		(626)		(592)
Total sales	$9,083		$9,170		$18,265		$18,322

Operating income (loss):
Beef	$126		$46		$425		$117
Pork	141		140		388		298
Chicken	233		347		496		705
Prepared Foods	87	(a)	197		277	(a)	404
Other	(16)	(b)	(26)	(b)	(33)	(b)	(44)	(b)
Total operating income	571		704		1,553		1,480

Total other (income) expense	52		60		122		124

Income before income taxes	$519		$644		$1,431		$1,356
(a) Includes a $52 million impairment charge related to our San Diego Prepared Foods operation (see Note 9: Other Income and Charges).
(b) Other includes third-party merger and integration costs and corporate overhead of Tyson New Ventures, LLC of $6 million and $13 million for the three months ended April 1, 2017, and April 2, 2016, respectively, and $13 million and $18 million for the six months ended April 1, 2017, and April 2, 2016, respectively.
The Beef segment had sales of $88 million and $78 million in the second quarter of fiscal 2017 and 2016, respectively, and sales of $160 million and $150 million in the six months of fiscal 2017 and 2016, respectively, from transactions with other operating segments of the Company. The Pork segment had sales of $240 million and $204 million in the second quarter of fiscal 2017 and 2016, respectively, and sales of $450 million and $435 million in the six months of fiscal 2017 and 2016, respectively, from transactions with other operating segments of the Company. The Chicken segment had sales of $9 million and $4 million in the second quarter of fiscal 2017 and 2016, respectively, and sales of $16 million and $7 million in the six months of fiscal 2017 and 2016, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were included in the segment sales in the above table.

NOTE 16: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of leases, debt and grower loans, which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to 10 years, and the maximum potential amount of future payments as of April 1, 2017, was $32 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The remaining terms of the lease maturities cover periods over the next 10 years. The maximum potential amount of the residual value guarantees is $92 million, of which $84 million could be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At April 1, 2017, and October 1, 2016, no material liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum commitment associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum commitment as of April 1, 2017, was approximately $380 million. The total receivables under these programs were $5 million and $2 million at April 1, 2017, and October 1, 2016, respectively. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have no allowance for these programs’ estimated uncollectible receivables at April 1, 2017, and October 1, 2016.
When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Under these agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At April 1, 2017, total amounts under these type of arrangements totaled $505 million.
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

On September 2, 2016, Maplevale Farms, Inc., acting on behalf of itself and a putative class of direct purchasers of poultry products, filed a class action complaint against us and certain of our poultry subsidiaries, as well as several other poultry processing companies, in the Northern District of Illinois. Subsequent to the filing of this initial complaint, additional lawsuits making similar claims on behalf of putative classes of direct and indirect purchasers were filed in the United States District Court for the Northern District of Illinois. The court consolidated the complaints, for pre-trial purposes, into actions on behalf of three different putative classes: direct purchasers, indirect purchasers/consumers and commercial/institutional indirect purchasers. These three actions are styled In re Broiler Chicken Antitrust Litigation. Several amended and consolidated complaints have been filed on behalf of each putative class. The currently operative complaints allege, among other things, that beginning in January 2008 the defendants conspired and combined to fix, raise, maintain, and stabilize the price of broiler chickens in violation of United States antitrust laws. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The complaints also allege that defendants “manipulated and artificially inflated a widely used Broiler price index, the Georgia Dock.” It is further alleged that the defendants concealed this conduct from the plaintiffs and the members of the putative classes. The plaintiffs are seeking treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. We filed motions to dismiss these complaints; the court has yet to rule on our motions.
On October 17, 2016, William Huser, acting on behalf of himself and a putative class of persons who purchased shares of Tyson Foods' stock between November 23, 2015, and October 7, 2016, filed a class action complaint against Tyson Foods, Inc., Donnie Smith and Dennis Leatherby in the Central District of California. The complaint alleged, among other things, that our periodic filings contained materially false and misleading statements by failing to disclose that the Company has colluded with other producers to manipulate the supply of broiler chickens in order to keep supply artificially low, as alleged in In re Broiler Chicken Antitrust Litigation. Subsequent to the filing of this initial complaint, additional lawsuits making similar claims were filed in the United States District Courts for the Southern District of New York, the Western District of Arkansas, and the Southern District of Ohio. Each of those cases have now been transferred to the United States District Court for the Western District of Arkansas and consolidated, and lead plaintiffs have been appointed. A consolidated complaint was filed on March 22, 2017, (which also named additional individual defendants). The consolidated complaint seek damages, pre- and post-judgment interest, costs, and attorneys’ fees. We filed a motion to dismiss this complaint; the trial court has yet to rule on our motion.

On January 20, 2017, the Company received a subpoena from the Securities and Exchange Commission in connection with an investigation related to the Company. We are cooperating with the investigation, which is at an early stage. Based upon the limited information we have, we believe the investigation is based upon the allegations in In re Broiler Chicken Antitrust Litigation.
On March 1, 2017, we received a civil investigative demand (CID) from the Office of the Attorney General, Department of Legal Affairs, of the State of Florida. The CID requests information primarily related to possible anticompetitive conduct in connection with the Georgia Dock, a chicken products pricing index formerly published by the Georgia Department of Agriculture. We are cooperating with the Attorney General’s office.
Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (NLRC) from 1998 through July 1999. The complaint is filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines in 1995 by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In late 2004, a labor arbiter ruled against the respondents and awarded the complainants PHP3,453,664,710 (approximately US$69 million) in damages and fees. The respondents appealed the labor arbiter's ruling, and it was subsequently set aside by the NLRC in December 2006. Subsequent to the NLRC’s decision, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. While various of those appeals, motions and/or petitions were pending, The Hillshire Brands Company, on June 23, 2014, without admitting liability, filed a settlement motion requesting that the Supreme Court of the Philippines order dismissal with prejudice of all claims against it and certain other respondents in exchange for payments allocated by the court among the complainants in an amount not to exceed PHP342,287,800 (approximately US$6.8 million). Based in part on its finding that the consideration to be paid to the complainants as part of such settlement was insufficient, the Supreme Court of the Philippines denied the respondents’ settlement motion and all motions for reconsideration thereof. The Supreme Court of the Philippines also set aside as premature the NLRC’s December 2006 ruling. As a result, the cases were remanded back before the NLRC to rule on the merits of the case. On December 15, 2016, we learned that the NLRC rendered its decision on November 29, 2016, regarding the respondents’ appeals regarding the labor arbiter’s 2004 ruling in favor of the complainants. The NLRC increased the award for 4,922 of the total 5,984 complainants to PHP14,858,495,937 (approximately US$296 million). However, the NLRC approved of a prior settlement reached with the group comprising approximately 18% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company agreed to pay each settling complainant PHP68,000 (approximately US$1,353). The settlement payment was made on December 21, 2016, to the NLRC, which is responsible for distributing the funds to each settling complainant. On December 27, 2016, the respondents filed motions for reconsideration with the NLRC asking that the award be set aside. The NLRC denied respondents' motions for reconsideration in a resolution received on May 5, 2017. We will challenge the NLRC decision through appeals to the courts. We have recorded an accrual for this matter for the amount of loss that, at this time, we deem probable and enforceable. This accrual is reflected in the Company’s consolidated condensed financial statements and reflects an amount significantly less than the amount awarded by the labor arbiter in 2004 (i.e., PHP3,453,664,710 (approximately US$69 million)). The ultimate enforceable loss is uncertain, and if our accrual is not adequate, an adverse outcome could have a material effect on the consolidated financial condition or results of operations.
NOTE 17: SUBSEQUENT EVENTS
Sale of Non-Protein Businesses
On April 24, 2017, we announced our intent to sell three non-protein businesses as part of our strategic focus on protein-packed brands. These businesses, which are all part of our Prepared Foods segment, include Sara Lee® Frozen Bakery, Kettle and Van’s® and produce items such as frozen desserts, waffles, breakfast bars, and soups, sauces and sides. The sale is also expected to include the Chef Pierre®, Bistro Collection®, Kettle Collection™, and Van’s® brands, a license to use the Sara Lee® brand in various channels, as well as our Tarboro, North Carolina, Fort Worth, Texas, and Traverse City, Michigan, prepared foods facilities. In our third quarter of fiscal 2017, we determined these businesses met the definition of assets held for sale, and accordingly, will be presented as such in future periods. The net carrying value of these businesses approximated $800 million at April 1, 2017, which also included allocated goodwill, certain intangible assets and deferred taxes. The net carrying value will change in future periods due to such items as normal business operations, timing of closing of the sale, as well as final negotiated deal terms. We anticipate we will be able to identify buyers and close the transactions within the next twelve months and expect to record a net gain as a result of the sale of these businesses.

AdvancePierre Foods Holdings, Inc. Acquisition
On April 25, 2017, we entered into a definitive merger agreement (the “Merger Agreement”) to acquire all of the outstanding shares of AdvancePierre Foods Holdings, Inc. ("AdvancePierre") for $40.25 per share in cash without interest, or approximately $3.2 billion, and assume approximately $1.1 billion of AdvancePierre's gross debt, as part of our strategy to sustainably feed the world with the fastest growing portfolio of protein-packed brands. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, Tyson will cause a newly formed wholly owned subsidiary of Tyson (the "Merger Sub") to commence a cash tender offer (the “Offer”) to acquire all of AdvancePierre’s outstanding shares of common stock for $40.25 per share, net to the seller in cash, without interest, subject to any required withholding of taxes. The Offer will initially expire 20 business days following the commencement of the Offer. Under certain circumstances, Merger Sub may be required to extend the Offer on one or more occasions in accordance with the terms set forth in the Merger Agreement and the applicable rules and regulations of the Securities and Exchange Commission. Merger Sub will not be required to extend the Offer beyond December 25, 2017, and may not extend the Offer beyond such date without the prior written consent of AdvancePierre. Upon closing the transaction, we expect to retire all of AdvancePierre's debt as part of our permanent financing of the acquisition.
Concurrently with entering into the Merger Agreement, Tyson and Merger Sub entered into a separate tender and support agreement (the “Tender and Support Agreement”) with the principal stockholder of AdvancePierre, Oaktree Capital Management, L.P. and its affiliates (collectively, “Oaktree”), beneficially owning, as of April 25, 2017, approximately 42% of the outstanding shares of AdvancePierre’s common stock. Under the Tender and Support Agreement, Oaktree agreed to tender all of its shares of AdvancePierre common stock in the Offer. The Tender and Support Agreement terminates upon the first to occur of (i) the Effective Time (as defined in the Merger Agreement); (ii) termination of the Merger Agreement; (iii) AdvancePierre’s Board of Directors changing its recommendation regarding the Offer; or (iv) with respect to any individual stockholder party to the Tender and Support Agreement, a reduction in the Offer Price.
Merger Sub’s obligation to purchase the shares of AdvancePierre stock tendered in the Offer is subject to customary conditions, including (i) shares of AdvancePierre stock having been validly tendered and received and not withdrawn that represent, together with the shares then owned by Tyson and Merger Sub and any other direct or indirect wholly-owned subsidiary of Tyson, at least a majority of the then-outstanding shares of AdvancePierre stock, (ii) the expiration or termination of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, without the imposition of a “Burdensome Condition” (as defined in the Merger Agreement) and (iii) the absence of any applicable law or any injunction or other order issued by a court of competent jurisdiction in the United States challenging or seeking to prevent the consummation of the Offer (or the related merger) or seeking to impose a Burdensome Condition. The consummation of the Offer is not subject to any financing condition.
As soon as possible (and in no event later than two business days) after the time at which the Offer closes, subject to the satisfaction or waiver of certain customary conditions set forth in the Merger Agreement, Merger Sub will be merged with and into AdvancePierre, with AdvancePierre surviving the merger as a wholly owned subsidiary of Tyson, pursuant to the procedure provided for under Delaware General Corporation Law without any additional stockholder approvals, and any remaining shares of AdvancePierre stock not tendered in the Offer will be converted into the right to receive $40.25 per share in cash, without interest.
We expect to close the acquisition in our third quarter of fiscal 2017 upon the completion of the Offer; however, there can be no assurance that the acquisition will close at such time. Additionally, a termination fee of $100 million may be payable by either party should the Offer be terminated under certain conditions.
Acquisition Financing
In the third quarter of fiscal 2017, we entered into a commitment letter establishing an aggregate principal amount of $4.5 billion of commitments under a 364-day senior unsecured bridge facility. The bridge facility, together with cash on hand, will be available to fund the AdvancePierre acquisition and debt extinguishment, including the payment of related fees and expenses, subject to the satisfaction of certain customary closing conditions. The commitment letter provides that the commitments will be automatically reduced on a dollar-for-dollar basis by, among other things, the net cash proceeds of certain offerings of debt and certain term loan facilities and will mature on the date that is 364 days after the date on which lenders are obligated to make initial loans under the bridge facility. The bridge facility is expected to contain certain covenants which are consistent with our existing covenants that are described in Note 6: Debt.
Permanent financing for the AdvancePierre acquisition is expected to include a mix of senior notes, term loans, commercial paper and cash on hand. We anticipate securing the remainder of the permanent financing in our third quarter of fiscal 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
Description of the Company
We are one of the world's largest food companies with leading brands such as Tyson®, Jimmy Dean®, Hillshire Farm®, Sara Lee®, Ball Park®, Wright®, Aidells® and State Fair®. We are a recognized market leader in beef, pork and chicken, as well as prepared foods, including bacon, breakfast sausage, turkey, lunchmeat, hot dogs, pizza crusts and toppings, tortillas and desserts. Some of the key factors influencing our business are customer demand for our products; the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace; accessibility of international markets; market prices for our products; the cost and availability of live cattle and hogs, raw materials, and feed ingredients; and operating efficiencies of our facilities.
We operate in four reportable segments: Beef, Pork, Chicken and Prepared Foods. Other primarily includes our foreign chicken production operations in China and India, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC.
Overview

•
General – Our operating income grew 5% for the first six months of fiscal 2017, which was led by strong earnings in our Beef and Pork segments. Operating income declined 19% in the second quarter of fiscal 2017 due to declines in our Chicken and Prepared Foods segments, partially offset by improvement in our Beef segment. In the second quarter of fiscal 2017, our Chicken segment experienced disruptions as a result of two plant fires which also resulted in an incremental $23 million of net costs. Our Prepared Foods segment recorded a $52 million impairment in the second quarter of fiscal 2017 related to our San Diego Prepared Foods operation. In addition, we incurred an incremental $14 million of compensation and benefit integration expense in the second quarter of fiscal 2017, for a total of $72 million of incremental expense in the six months of fiscal 2017, as we continued to integrate and make investments in our talent. Sales decreased in the second quarter of fiscal 2017 primarily driven by a continued decline in beef prices, partially offset by higher pork and chicken prices.

•
Integration - We maintain focus on the integration of The Hillshire Brands Company ("Hillshire Brands") and synergy capture. We estimate the impact of the Hillshire Brands synergies, along with the profit improvement plan related to our legacy Prepared Foods business, will have a positive impact of approximately $675 million in fiscal 2017. The majority of these benefits are expected to be realized in the Prepared Foods segment. We will continue to invest a portion of the synergies in innovation, new product launches and supporting the growth of our brands. In the second quarter of fiscal 2017, we captured an incremental $29 million of synergies above the $144 million realized in the second quarter of fiscal 2016, for a total of $173 million of synergies and profit improvement initiatives realized in the second quarter of fiscal 2017. For the six months of fiscal 2017, we captured $69 million of incremental synergies above the $265 million captured for the six months of fiscal 2016, for a total of $334 million of synergies realized in fiscal 2017.

•
Strategy - In the second quarter of fiscal 2017, we announced our strategy to sustainably feed the world with the fastest growing portfolio of protein-packed brands. We will accomplish this by growing our portfolio of protein-packed brands and delivering food at scale, which will be enabled by driving profitable growth with and for our customers through differentiated capabilities and creating fuel for reinvestment through a disciplined financial fitness model.

◦
On April 25, 2017, we entered into a definitive merger agreement to acquire all of the outstanding shares of AdvancePierre Foods Holdings, Inc. ("AdvancePierre") as part of our strategy to sustainably feed the world with the fastest growing portfolio of protein-packed brands. We expect to purchase all of AdvancePierre's outstanding stock for $40.25 per share in cash, or approximately $3.2 billion, and assume $1.1 billion of AdvancePierre's gross debt. Upon closing the transaction, we expect to retire all of AdvancePierre's debt as part of our permanent financing of the acquisition. The transaction is expected to close during our third quarter of fiscal 2017, subject to a tender offer process, customary regulatory approvals, and the satisfaction of other conditions. We expect the majority of AdvancePierre's results will be included in the Prepared Foods segment.

◦
On April 24, 2017, we announced our intent to sell three non-protein businesses, Sara Lee® Frozen Bakery, Kettle and Van’s®, which are all a part of our Prepared Foods segment, as part of our strategic focus on protein-packed brands. We anticipate we will be able to identify buyers and close the transactions within the next twelve months and expect to record a net gain as a result of the sale of these businesses.

•
Market Environment - According to the United States Department of Agriculture (USDA), domestic protein production (beef, pork, chicken and turkey) increased approximately 2% in the second quarter of fiscal 2017 over the same period in fiscal 2016, and we expect it to be up approximately 3-4% for the full fiscal year. The Beef segment improved due to better domestic and export demand and more favorable market conditions associated with an increase in cattle supply which resulted in lower fed cattle costs. The Pork segment's operating margin was above its normalized range due to favorable market conditions associated with strong demand for our pork products and improved export markets. Our Chicken segment had higher feed costs in the second quarter of fiscal 2017 and higher operating costs as a result of operational disruptions associated with fires at two of our plants. Our Prepared Foods segment was challenged with higher operating costs at some of our facilities, a $52 million impairment related to our San Diego operation, increased marketing, advertising, and promotion spend and higher input costs, partially offset by synergies.

•
Margins – Our total operating margin was 6.3% in the second quarter of fiscal 2017. Operating margins by segment were as follows (Prepared Foods recorded a $52 million impairment related to our San Diego Prepared Foods operation):

•Beef – 3.6%
•Pork – 10.8%
•Chicken – 8.3%

•	Prepared Foods – 5.0%

•
Liquidity – We generated $982 million of operating cash flows during the six months of fiscal 2017. At April 1, 2017, we had approximately $1.0 billion of liquidity, which includes availability under our revolving credit facility and $243 million of cash and cash equivalents.

in millions, except per share data	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net income attributable to Tyson	$340	$432	$933	$893
Net income attributable to Tyson – per diluted share	0.92	1.10	2.51	2.25
Second quarter and Six months– Fiscal 2017 – Net income attributable to Tyson included the following item:
•$52 million, or $0.09 per diluted share, impairment charge related to our San Diego Prepared Foods operation.
Second quarter and Six months– Fiscal 2016 – Net income attributable to Tyson included the following item:

•	$12 million, or ($0.03) per diluted share, related to income recognition of previously unrecognized tax benefits.

Summary of Results
Sales

in millions	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Sales	$9,083	$9,170	$18,265	$18,322
Change in sales volume	(1.9)%		0.2%
Change in average sales price	0.9%		(0.6)%
Sales growth	(0.9)%		(0.3)%
Second quarter – Fiscal 2017 vs Fiscal 2016

•
Sales Volume – Sales were negatively impacted by a decrease in sales volume, which accounted for a decrease of $169 million. Each segment had a decrease in sales volume with the Chicken and Beef segments contributing the majority of the decrease driven by operational disruptions associated with fires at two of our chicken plants, a decrease in rendered product sales and a decrease in live cattle pounds processed, partially offset by increased exports.

•
Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $82 million. The Chicken and Pork segments drove most of the change and had increases in average sales price due to sales mix changes and increased demand for our pork products. These increases were partially offset with a decrease in average sales price in the Beef and Prepared Foods segments as a result of decreased pricing associated with lower live cattle costs and sales mix changes.

Six months – Fiscal 2017 vs Fiscal 2016

•
Sales Volume – Sales were positively impacted by an increase in sales volume, which accounted for an increase of $44 million. The Beef, Pork and Prepared Foods segments had an increase in sales volume with the Beef and Pork segments contributing to the majority of the increase driven by increased availability of live cattle supply, better demand for our beef and pork products and increased exports.

•
Average Sales Price – Sales were negatively impacted by lower average sales prices, which accounted for a decrease of $101 million. The Beef and Prepared Foods segments had a decrease in average sales price as a result of decreased pricing associated with lower live cattle and raw material costs. These decreases were partially offset with an increase in average sales price in the Chicken and Pork segments from sales mix changes and increased demand for our pork products.

Cost of Sales

in millions	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Cost of sales	$8,036	$7,987	$15,735	$15,938
Gross profit	$1,047	$1,183	$2,530	$2,384
Cost of sales as a percentage of sales	88.5%	87.1%	86.1%	87.0%
Second quarter – Fiscal 2017 vs Fiscal 2016

•	Cost of sales increased $49 million. Higher input cost per pound increased cost of sales $197 million while lower sales volume decreased cost of sales $148 million.

•	The $197 million impact of higher input cost per pound was primarily driven by:

•	Decrease in live cattle costs of approximately $290 million in our Beef segment.

•	Increase of approximately $50 million in our Chicken segment related to increased feed costs, growout expenses, and outside meat purchases.

•	Increase in raw material and other input costs of $20 million in our Prepared Foods segment.

•	Increase due to impairment charges of $44 million related to our San Diego Prepared Foods operation and an increase of $23 million related to costs associated with fires at two chicken plants.

•	Increase in live hog costs of approximately $75 million in our Pork segment.

•
Increase due to net realized derivative losses of $12 million in the second quarter of fiscal 2017, compared to no net realized derivative losses in the second quarter of fiscal 2016 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed costs described above. Additionally, cost of sales increased due to net unrealized losses of $41 million in the second quarter of fiscal 2017, compared to net unrealized gains of $11 million in the second quarter of fiscal 2016, primarily due to our Chicken and Beef segment commodity risk management activities.

•
Remainder of net change is mostly due to increased cost per pound from a mix upgrade in the Chicken segment as we increased sales volume in value-added products as well as increased operating costs, freight, and plant variances across all segments, which also included $10 million of compensation and benefit integration expense.

•	The $148 million impact of lower sales volume was driven by decreases in sales volume in all segments, with the majority of the decrease in the Chicken and Beef segments.
Six months – Fiscal 2017 vs Fiscal 2016

•	Cost of sales decreased $203 million. Lower input cost per pound decreased cost of sales $241 million while higher sales volume increased cost of sales $38 million.

•	The $241 million impact of lower input cost per pound was primarily driven by:

•	Decrease in live cattle costs of approximately $700 million in our Beef segment.

•	Decrease in raw material and other input costs of $80 million in our Prepared Foods segment.

•	Increase due to impairment charges of $44 million related to our San Diego Prepared Foods operation and an increase of $23 million related to costs associated with fires at two chicken plants.

•
Increase due to net realized derivative gains of $34 million for the six months of fiscal 2017, compared to net realized derivative gains of $39 million for the six months of fiscal 2016 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed costs described above. Additionally, cost of sales increased due to net unrealized losses of $64 million for the six months of fiscal 2017, compared to net unrealized losses of $11 million for the six months of fiscal 2016, primarily due to our Beef segment commodity risk management activities.

•
Remainder of net change is mostly due to increased cost per pound from a mix upgrade in the Chicken segment as we increased sales volume in value-added products as well as increased operating costs, freight, and plant variances across all segments, which also included $53 million of compensation and benefit integration expense.

•
The $38 million impact of higher sales volume was driven by increases in sales volume in our Beef, Pork and Prepared Foods segments, partially offset by a decrease in sales volume in our Chicken segment.

Selling, General and Administrative

in millions	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Selling, general and administrative expense	$476	$479	$977	$904
As a percentage of sales	5.2%	5.2%	5.3%	4.9%
Second quarter – Fiscal 2017 vs Fiscal 2016

•	Decrease of $3 million in selling, general and administrative was primarily driven by:

•	Increase of $10 million in severance related expenses.

•	Increase of $8 million from an impairment of our San Diego Prepared Foods operation.

•	Decrease of $20 million in employee costs primarily due to reduced stock-based and incentive-based compensation, partially offset by $4 million compensation and benefit integration expense.
Six months – Fiscal 2017 vs Fiscal 2016

•	Increase of $73 million in selling, general and administrative was primarily driven by:

•	Increase of $26 million in severance related expenses.

•	Increase of $24 million related to marketing, advertising and promotion expense to drive sales growth.

•	Increase of $8 million due to impairment related to our San Diego Prepared Foods operation.

•	Increase of $8 million in employee costs, which included $19 million compensation and benefit integration expense, partially offset by reduced incentive-based compensation.

•	Increase of $7 million in all other primarily related to professional fees and information technology costs.
Interest Expense

in millions	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Cash interest expense	$57	$64	$115	$131
Non-cash interest expense	(1)	—	(1)	—
Total interest expense	$56	$64	$114	$131
Second quarter and six months – Fiscal 2017 vs Fiscal 2016

•
Cash interest expense primarily included interest expense related to the coupon rates for senior notes and term loans and commitment/letter of credit fees incurred on our revolving credit facilities. The decrease in cash interest expense in the six months of fiscal 2017 was primarily due to the repayment of our 2016 Notes in fiscal 2016.

•	Non-cash interest expense primarily included amounts related to the amortization of debt issuance costs and discounts/premiums on note issuances, offset by interest capitalized.

Other (Income) Expense, net

in millions	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Total other (income) expense, net	$(3)	$(3)	$11	$(4)
Six months – Fiscal 2017

•
Included $16 million of legal cost related to a 1995 plant closure of an apparel manufacturing facility operated by a former subsidiary of The Hillshire Brands Company, which was acquired by us in fiscal 2014. Also, included $6 million of income from equity earnings in joint ventures and $1 million in net foreign currency exchange losses.

Six months – Fiscal 2016

•	Included $5 million of income from equity earnings in joint ventures and $1 million in net foreign currency exchange losses.

Effective Tax Rate

Three Months Ended		Six Months Ended
April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
34.3%	32.7%	34.7%	34.0%
Second quarter and six months– Fiscal 2017 – The effective tax rate was impacted by:

•	state income taxes; and

•	the domestic production deduction.
Second quarter and six months– Fiscal 2016 – The effective tax rate was impacted by:

•	state income taxes;

•	the domestic production deduction; and

•	decrease in tax reserves due to the expiration of statutes of limitations.

Segment Results
We operate in four segments: Beef, Pork, Chicken, and Prepared Foods. The following table is a summary of sales and operating income (loss), which is how we measure segment profit.

in millions	Sales
	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Beef	$3,487	$3,639	$7,015	$7,253
Pork	1,302	1,190	2,554	2,403
Chicken	2,798	2,737	5,504	5,373
Prepared Foods	1,751	1,804	3,646	3,700
Other	82	86	172	185
Intersegment sales	(337)	(286)	(626)	(592)
Total	$9,083	$9,170	$18,265	$18,322

in millions	Operating Income (Loss)
	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Beef	$126	$46	$425	$117
Pork	141	140	388	298
Chicken	233	347	496	705
Prepared Foods	87	197	277	404
Other	(16)	(26)	(33)	(44)
Total	$571	$704	$1,553	$1,480

Beef Segment Results

in millions	Three Months Ended			Six Months Ended
	April 1, 2017	April 2, 2016	Change	April 1, 2017	April 2, 2016	Change
Sales	$3,487	$3,639	$(152)	$7,015	$7,253	$(238)
Sales volume change			(1.1)%			1.7%
Average sales price change			(3.1)%			(4.9)%
Operating income	$126	$46	$80	$425	$117	$308
Operating margin	3.6%	1.3%		6.1%	1.6%
Second quarter and six months – Fiscal 2017 vs Fiscal 2016

•
Sales Volume – Sales volume increased for the six months of fiscal 2017 due to improved availability of cattle supply, stronger domestic demand for our beef products and increased exports. Sales volume decreased in the second quarter of fiscal 2017 due to a reduction in live cattle processed.

•	Average Sales Price – Average sales price decreased due to increased availability of live cattle supply and lower livestock cost.

•
Operating Income – Operating income increased due to more favorable market conditions as we maximized our revenues relative to the decline in live fed cattle costs, partially offset by higher operating costs.

Pork Segment Results

in millions	Three Months Ended			Six Months Ended
	April 1, 2017	April 2, 2016	Change	April 1, 2017	April 2, 2016	Change
Sales	$1,302	$1,190	$112	$2,554	$2,403	$151
Sales volume change			(1.3)%			1.4%
Average sales price change			10.9%			4.8%
Operating income	$141	$140	$1	$388	$298	$90
Operating margin	10.8%	11.8%		15.2%	12.4%
Second quarter and six months – Fiscal 2017 vs Fiscal 2016

•
Sales Volume – Sales volume increased for the six months of fiscal 2017 due to strong demand for our pork products and increased exports. Sales volume decreased in the second quarter of fiscal 2017 as a result of balancing our supply with customer demand, partially offset by increased exports.

•	Average Sales Price – Average sales price increased as domestic availability of products decreased due to strong exports.

•
Operating Income – Operating income increased as we maximized our revenues relative to the live hog markets, partially attributable to stronger export markets and operational and mix performance, which were partially offset by higher operating costs.

Chicken Segment Results

in millions	Three Months Ended			Six Months Ended
	April 1, 2017	April 2, 2016	Change	April 1, 2017	April 2, 2016	Change
Sales	$2,798	$2,737	$61	$5,504	$5,373	$131
Sales volume change			(2.0)%			(0.4)%
Average sales price change			4.3%			2.9%
Operating income	$233	$347	$(114)	$496	$705	$(209)
Operating margin	8.3%	12.7%		9.0%	13.1%
Second quarter and six months – Fiscal 2017 vs Fiscal 2016

•
Sales Volume – Sales volume decreased in the six months and second quarter of fiscal 2017 due to operational disruptions from fires at two of our plants and decreased rendered product sales, partially offset by better demand for our chicken products.

•	Average Sales Price – Average sales price increased for the six months and second quarter of fiscal 2017 as a result of sales mix changes.

•
Operating Income – Operating income for the six months and second quarter of fiscal 2017 was negatively impacted by higher operating costs which included increased marketing, advertising and promotion spend, $23 million of incremental net costs and lower sales volume attributable to the two plant fires, and compensation and benefit integration expense of $30 million and $7 million for the six months and second quarter of fiscal 2017, respectively. Feed costs decreased $10 million and increased $10 million for the six months and second quarter of fiscal 2017, respectively.

Prepared Foods Segment Results

in millions	Three Months Ended			Six Months Ended
	April 1, 2017	April 2, 2016	Change	April 1, 2017	April 2, 2016	Change
Sales	$1,751	$1,804	$(53)	$3,646	$3,700	$(54)
Sales volume change			(2.1)%			0.4%
Average sales price change			(0.8)%			(1.9)%
Operating income	$87	$197	$(110)	$277	$404	$(127)
Operating margin	5.0%	10.9%		7.6%	10.9%
Second quarter and six months – Fiscal 2017 vs Fiscal 2016

•
Sales Volume – Sales volume was up slightly for the six months of fiscal 2017 due to improved demand for our retail products, partially offset by declines in foodservice. Sales volume decreased in the second quarter of fiscal 2017 primarily as the result of declines in foodservice.

•
Average Sales Price – Average sales price decreased for the six months of fiscal 2017 primarily due to a decline in input costs of approximately $80 million for the six months of fiscal 2017, partially offset by product mix changes. Average sales price decreased in the second quarter of fiscal 2017 mostly due to declines in foodservice, partially offset by increased input costs of approximately $20 million.

•
Operating Income – Operating income decreased due to an impairment of $52 million related to our San Diego operation, in addition to higher operating costs at some of our facilities, increased marketing, advertising and promotion spend and $25 million and $3 million of compensation and benefit integration expense for the six months and second quarter of fiscal 2017, respectively. Additionally, Prepared Foods operating income was positively impacted by $139 million in synergies, of which $28 million was incremental synergies in the second quarter of fiscal 2016. The positive impact of these synergies to operating income was partially offset with investments in innovation, new product launches and supporting the growth of our brands.

Other Results

in millions	Three Months Ended			Six Months Ended
	April 1, 2017	April 2, 2016	Change	April 1, 2017	April 2, 2016	Change
Sales	$82	$86	$(4)	$172	$185	$(13)
Operating loss	$(16)	$(26)	$10	$(33)	$(44)	$11
Second quarter and six months – Fiscal 2017 vs Fiscal 2016

•
Sales – Sales decreased in the six months of fiscal 2017 due to a decline in average sales price and sales volume in our foreign chicken production operations. Sales decreased in the second quarter of fiscal 2017 due to a decline in average sales price, partially offset by an increase in sales volume in our foreign chicken production operations during the second quarter of fiscal 2017.

•	Operating Loss – Operating loss improved due to better performance at our China operation and a decrease in third-party merger and integration expense.

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
Cash Flows from Operating Activities

in millions	Six Months Ended
	April 1, 2017	April 2, 2016
Net income	$935	$895
Non-cash items in net income:
Depreciation and amortization	356	348
Deferred income taxes	(28)	85
Other, net	88	18
Net changes in operating assets and liabilities	(369)	(241)
Net cash provided by operating activities	$982	$1,105

•	Cash flows associated with net changes in operating assets and liabilities for the six months ended:

•
April 1, 2017 – Decreased primarily due to increased inventory and accounts receivable and decreased accounts payable and accrued employee costs. The increase in inventory is primarily due to seasonality and planned inventory builds and the increase in accounts receivable is largely due to timing of sales. The decrease in accounts payable and accrued employee costs are primarily due to timing of payments.

•
April 2, 2016 – Decreased primarily due to lower accounts payable and increased inventory, partially offset by a decrease in accounts receivable. The decrease in accounts receivable and accounts payable is largely due to decreased raw material costs and timing of sales and payments. The increase in inventory is primarily due to seasonality and planned inventory builds.

Cash Flows from Investing Activities

in millions	Six Months Ended
	April 1, 2017	April 2, 2016
Additions to property, plant and equipment	$(467)	$(355)
(Purchases of)/Proceeds from marketable securities, net	(1)	1
Other, net	(10)	2
Net cash used for investing activities	$(478)	$(352)

•	Additions to property, plant and equipment include acquiring new equipment and upgrading our facilities to maintain competitive standing and position us for future opportunities.

•
Capital spending for fiscal 2017 is expected to approximate $1 billion and will include spending for production growth, safety, animal well-being, infrastructure replacements and upgrades, and operational improvements that will result in production and labor efficiencies, yield improvements and sales channel flexibility.

•
On April 24, 2017, we announced our intent to sell three non-protein businesses, which are all a part of our Prepared Foods segment, as part of our strategic focus on protein-packed brands. The net carrying value of these businesses approximated $800 million at April 1, 2017, which also included allocated goodwill, certain intangible assets and deferred taxes. The net carrying value will change in future periods due to such items as normal business operations, timing of closing of the sale, as well as final negotiated deal terms. We anticipate we will be able to identify buyers and close the transactions within the next twelve months and expect to record a net gain as a result of the sale of these businesses.

•
On April 25, 2017, we entered into a definitive merger agreement to acquire all of AdvancePierre's outstanding stock for $40.25 per share in cash, or approximately $3.2 billion, and assume $1.1 billion of AdvancePierre's gross debt. Upon closing the transaction, we expect to retire all of AdvancePierre's debt as part of our permanent financing of the acquisition. Refer to further description regarding this transaction under Part 1, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 17: Subsequent Events.

Cash Flows from Financing Activities

in millions	Six Months Ended
	April 1, 2017	April 2, 2016
Payments on debt	$(45)	$(673)
Borrowings on revolving credit facility	1,680	300
Payments on revolving credit facility	(1,977)	—
Proceeds from issuance of commercial paper	725	—
Repayments of commercial paper	(225)	—
Purchases of Tyson Class A common stock	(733)	(826)
Dividends	(158)	(108)
Stock options exercised	83	78
Other, net	41	40
Net cash used for financing activities	(609)	(1,189)

•	We had net payments on our revolving credit facility of $297 million for the six months of fiscal 2017. We utilized our revolving credit facility for general corporate purposes.

•
In the second quarter of fiscal 2017, we had net issuances of $500 million in unsecured short-term promissory notes (commercial paper) pursuant to our commercial paper program. We used the net proceeds from the commercial paper program for general corporate purposes.

•	During the six months of fiscal 2016, we repaid the outstanding $638 million principal balance on our 2016 Notes.

•	Purchases of Tyson Class A stock included:

•	$692 million and $778 million of shares repurchased pursuant to our share repurchase program during the six months ended April 1, 2017, and April 2, 2016, respectively.

•	$41 million and $48 million of shares repurchased to fund certain obligations under our equity compensation programs during the six months ended April 1, 2017, and April 2, 2016, respectively.

•	For the remainder of fiscal 2017, we currently do not plan to repurchase shares other than to fund obligations under equity compensation programs.

•	Dividends paid during the six months of fiscal 2017 included a 50% increase to our fiscal 2016 quarterly dividend rate.

•
AdvancePierre Acquisition Financing - In the third quarter of fiscal 2017, we entered into a commitment letter establishing an aggregate principal amount of $4.5 billion of commitments under a 364-day senior unsecured bridge facility. The bridge facility, together with cash on hand, will be available to fund the AdvancePierre acquisition and retire AdvancePierre's existing indebtedness, including the payment of related fees and expenses, subject to the satisfaction of certain customary closing conditions. The commitment letter provides that the commitments will be automatically reduced on a dollar-for-dollar basis by, among other things, the net cash proceeds of certain offerings of debt and certain term loan facilities and will mature on the date that is 364 days after the date on which lenders are obligated to make initial loans under the bridge facility. Permanent financing for the AdvancePierre acquisition is expected to include a mix of senior notes, term loans, commercial paper and cash on hand. We anticipate securing the permanent financing in our third quarter of fiscal 2017.

Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Outstanding Commercial Paper	Amount Borrowed	Amount Available at April 1, 2017
Cash and cash equivalents						$243
Short-term investments						3
Revolving credit facility	September 2019	$1,250	$8	$500	3	739
Total liquidity						$985

•
The revolving credit facility supports our short-term funding needs and letters of credit. The letters of credit issued under this facility are primarily in support of leasing obligations and workers’ compensation insurance programs. Our maximum borrowing under the revolving credit facility during the six months of fiscal 2017 was $590 million.

•
We expect net interest expense to approximate $275 million for fiscal 2017, which includes estimates regarding the timing and composition of the debt financing and closing of the AdvancePierre acquisition. To the extent the timing or composition changes, the fiscal 2017 net interest expense may be different.

•
At April 1, 2017, approximately $230 million of our cash was held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. Rather, we manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our foreign subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. United States income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of foreign subsidiaries. Our intention is to reinvest the cash held by foreign subsidiaries permanently or to repatriate the cash only when it is tax efficient to do so.

•	Our current ratio was 1.62 to 1 and 1.77 to 1 at April 1, 2017, and October 1, 2016, respectively.
Capital Resources
As described above, subsequent to our second quarter of fiscal 2017, we entered into $4.5 billion of bridge financing commitments in order to finance our pending acquisition of AdvancePierre. The impacts of these capital resources may affect future periods' debt-to-total capitalization ratios and credit ratings.
Credit Facility
Cash flows from operating activities and cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $1.25 billion, to provide additional liquidity for working capital needs, letters of credit and general corporate purposes.

As of April 1, 2017, we had $3 million borrowed, outstanding letters of credit issued under this facility totaling $8 million, none of which were drawn upon, and $500 million outstanding under our commercial paper program which left $739 million available for borrowing. Our revolving credit facility is funded by a syndicate of 42 banks, with commitments ranging from $0.3 million to $85 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.
Commercial Paper Program
Our commercial paper program provides a low-cost source of borrowing to fund general corporate purposes including working capital requirements. The maximum borrowing capacity under the commercial paper program is $500 million. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. As of April 1, 2017, $500 million was outstanding under this program.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At April 1, 2017, and October 1, 2016, the ratio of our net debt to EBITDA was 1.7x. Refer to Part I, Item 3, EBITDA Reconciliations, for an explanation and reconciliation to comparable GAAP measures.
Credit Ratings
Term Loans: Tranche B due April 2019 and Tranche B due August 2019
Standard & Poor's Rating Services, a Standard & Poor's Financial Services LLC business (S&P), credit rating for both term loans is "BBB." Moody’s Investor Service, Inc. (Moody's) credit rating for both term loans is "Baa2." Fitch Ratings, a wholly owned subsidiary of Fimlac, S.A. (Fitch), credit rating for both term loans is "BBB." The below table outlines the borrowing spread on the outstanding principal balance depending on the rating levels of both term loans from S&P, Moody's and Fitch.

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
As described above, subsequent to our second quarter of fiscal 2017, we entered into a $4.5 billion bridge commitment in order to finance our pending acquisition of AdvancePierre. The bridge facility is expected to contain certain covenants which are consistent with our existing revolving credit agreement's covenants.
We were in compliance with all debt covenants at April 1, 2017.
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
In addition, this communication contains forward-looking statements, including statements regarding the expected consummation of the acquisition of AdvancePierre Foods Holdings, Inc. (“AdvancePierre”), which involve a number of risks and uncertainties, including the satisfaction of closing conditions for the acquisition (such as regulatory approval for the transaction and the tender of at least a majority of the outstanding shares of capital stock of AdvancePierre); the possibility that the transaction will not be completed; the impact of general economic, industry, market or political conditions; risks related to the ultimate outcome and results of integrating the operations of Tyson and AdvancePierre; the ultimate outcome of Tyson’s operating strategy applied to AdvancePierre and the ultimate ability to realize synergies; the effects of the business combination on Tyson and AdvancePierre, including on the combined company’s future financial condition, operating results, strategy and plans; and other risks and uncertainties, including those identified in AdvancePierres’ periodic filings, including AdvancePierres’ Annual Report on Form 10-K for the year ended December 31, 2016 and AdvancePierres’ Registration Statement on Form S-1 filed with the U.S. Securities Exchange Commission (“SEC”) on April 5, 2017 and any subsequent quarterly reports on Form 10-Q, as well as the tender offer documents to be filed with the SEC by Tyson and the Solicitation/Recommendation statement on Schedule 14D-9 to be filed by AdvancePierre. These statements constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “may,” “might,” “will,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions (or the negative of such terms) are intended to identify forward-looking statements. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results and the timing of events may differ materially from the results and/or timing discussed in the forward-looking statements, and readers are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date of this communication, and neither Tyson nor AdvancePierre undertakes any obligation to update any forward-looking statement except as required by law.

Additional Information And Where To Find It
The tender offer referenced in this communication has not yet commenced. This reference is for informational purposes only and is neither an offer to purchase nor a solicitation of an offer to sell securities, nor is it a substitute for the tender offer materials that will be filed with the SEC. The solicitation and offer to buy AdvancePierre stock will only be made pursuant to an Offer to Purchase and related tender offer materials. At the time the tender offer is commenced, Tyson and its acquisition subsidiary will file a tender offer statement on Schedule TO and thereafter AdvancePierre will file a Solicitation/Recommendation Statement on Schedule 14D-9 with the SEC with respect to the tender offer. THE TENDER OFFER MATERIALS (INCLUDING AN OFFER TO PURCHASE, A RELATED LETTER OF TRANSMITTAL AND CERTAIN OTHER TENDER OFFER DOCUMENTS) AND THE SOLICITATION/RECOMMENDATION STATEMENT ON SCHEDULE 14D-9 WILL CONTAIN IMPORTANT INFORMATION. ADVANCEPIERRE STOCKHOLDERS ARE URGED TO READ THESE DOCUMENTS CAREFULLY WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION THAT HOLDERS OF ADVANCEPIERRE SECURITIES SHOULD CONSIDER BEFORE MAKING ANY DECISION REGARDING TENDERING THEIR SECURITIES. The Offer to Purchase, the related Letter of Transmittal and certain other tender offer documents, as well as the Solicitation/Recommendation Statement, will be made available to all holders of AdvancePierre stock at no expense to them. The tender offer materials and the Solicitation/Recommendation Statement will be made available for free at the SEC's website at www.sec.gov. Copies of the documents filed with the SEC by Tyson will be available free of charge on Tyson’s internet website at http://www.tyson.com or by contacting Jon Kathol at Tyson’s Investor Relations Department at (479) 290-4235 or by email at jon.kathol@tyson.com. Copies of the documents filed with the SEC by AdvancePierre will be available free of charge on AdvancePierres’ internet website at http://www.advancepierre.com or by contacting John Morgan at AdvancePierres’ Investor Relations Department at (513) 372-9338 or by email at ir@advancepierre.com.
In addition to the Offer to Purchase, the related Letter of Transmittal and certain other tender offer documents, as well as the Solicitation/Recommendation Statement, AdvancePierre files annual, quarterly and current reports and other information with the SEC. You may read and copy any reports or other information filed by AdvancePierre at the SEC public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. AdvancePierres’ filings with the SEC are also available to the public from commercial document-retrieval services and at the website maintained by the SEC at http://www.sec.gov.

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
Commodities Risk: We purchase certain commodities, such as grains and livestock in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of April 1, 2017, and October 1, 2016, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis included hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value		in millions
	April 1, 2017	October 1, 2016
Livestock:
Live Cattle	$44	$5
Lean Hogs	13	7
Grain:
Corn	30	26
Soy Meal	20	8
Interest Rate Risk: At April 1, 2017, we had variable rate debt of $1,555 million with a weighted average interest rate of 2.0%. A hypothetical 10% increase in interest rates effective at April 1, 2017, and October 1, 2016, would have a minimal effect on interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At April 1, 2017, we had fixed-rate debt of $4,893 million with a weighted average interest rate of 4.3%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $82 million at April 1, 2017, and $71 million at October 1, 2016. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
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
Foreign Currency Risk: We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Japanese yen and the Mexican peso. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at April 1, 2017, and October 1, 2016, related to the foreign exchange forward and option contracts would have a $6 million and $3 million impact, respectively, on pretax income.

Concentration of Credit Risk: Refer to our market risk disclosures set forth in the 2016 Annual Report filed on Form 10-K for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2016 Annual Report.
EBITDA Reconciliations
A reconciliation of net income to EBITDA is as follows (in millions, except ratio data):

	Six Months Ended		Fiscal Year Ended	Twelve Months Ended
	April 1, 2017	April 2, 2016	October 1, 2016	April 1, 2017

Net income	$935	$895	$1,772	$1,812
Less: Interest income	(3)	(3)	(6)	(6)
Add: Interest expense	114	131	249	232
Add: Income tax expense	496	461	826	861
Add: Depreciation	314	305	617	626
Add: Amortization (a)	38	39	80	79
EBITDA	$1,894	$1,828	$3,538	$3,604

Total gross debt			$6,279	$6,448
Less: Cash and cash equivalents			(349)	(243)
Less: Short-term investments			(4)	(3)
Total net debt			$5,926	$6,202

Ratio Calculations:
Gross debt/EBITDA			1.8x	1.8x
Net debt/EBITDA			1.7x	1.7x

(a)
Excludes the amortization of debt discount expense of $4 million for the six months ended April 1, 2017, and April 2, 2016, and $8 million for the fiscal year ended October 1, 2016, and for the twelve months ended April 1, 2017, as it is included in interest expense.

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
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of April 1, 2017, our disclosure controls and procedures were effective.
In the second quarter ended April 1, 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On March 28, 2017, a second class action complaint was filed on behalf of a putative class of broiler chicken farmers against us and certain of our poultry subsidiaries, as well as other vertically-integrated poultry processing companies, in the United States District Court for the Eastern District of Oklahoma. Like the Haff Poultry case described immediately above, the plaintiffs allege that the defendants colluded not to compete for broiler raising services and illegally exchanged information through the use of certain benchmarking services. They allege these actions violate the Sherman Antitrust Act as well as section 202 of the Grain Inspection, Packers and Stockyards Act of 1921. They also allege that certain payment practices of defendants are “unfair” practices under the Packers and Stockyards Act. The plaintiffs are seeking treble damages, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative class. The plaintiffs in this case and the Haff Poultry case are seeking consolidation of these cases. The matter is in its initial stage, and we intend to defend against these allegations.
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
On June 17, 2014, the Missouri attorney general filed a civil lawsuit against us in the Circuit Court of Barry County, Missouri, concerning an incident that occurred in May 2014 in which some feed supplement was discharged from our plant in Monett, Missouri, to the City of Monett’s wastewater treatment plant allegedly leading to a fish kill in a local stream and odor issues around the plant. In January 2015, a consent judgment was entered that resolved the lawsuit. The judgment required payment of $540,000, which included amounts for penalties, cost recovery and supplemental environmental projects. We subsequently satisfied all these requirements, and the consent judgment was terminated in January 2017. The EPA has also indicated that a criminal investigation into the incident is ongoing. If we become subject to criminal charges, we may be subject to a fine and other relief, as well as government contract suspension and debarment. We are cooperating with the EPA but cannot predict the outcome of its investigation at this time. It is also possible that other regulatory agencies may commence investigations and allege additional violations.
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
In addition to the information set forth below and elsewhere in this Form 10-Q and the risk factors listed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended October 1, 2016, you should carefully consider the risk factors set forth below. These risks could materially adversely affect our business, financial condition or results of operations.
Risks Related to the Proposed AdvancePierre Foods Holdings, Inc. (AdvancePierre) Acquisition
The announcement and pendency of the AdvancePierre Acquisition could impact or cause disruptions in our and AdvancePierre's businesses.
Specifically:

•
our and AdvancePierre's current and prospective customers and suppliers may experience uncertainty associated with the AdvancePierre Acquisition, including with respect to current or future business relationships with us, AdvancePierre or the combined business and may attempt to negotiate changes in existing business;

•	our and AdvancePierre's employees may experience uncertainty about their future roles with us, which may adversely affect our and AdvancePierre's ability to retain and hire key employees;

•	the AdvancePierre Acquisition may give rise to potential liabilities, including as a result of pending and future AdvancePierre shareholder lawsuits relating to the AdvancePierre Acquisition;

•
if the AdvancePierre Acquisition is completed, the accelerated vesting of equity-based awards and payment of “change in control” benefits to some members of AdvancePierre's management on completion of the AdvancePierre Acquisition could result in increased difficulty or cost in retaining AdvancePierre's officers and employees;

•
and the attention of our management and that of AdvancePierre may be directed toward the completion and implementation of the AdvancePierre Acquisition and transaction-related considerations and may be diverted from the day-to-day business operations of the respective companies.

In connection with the AdvancePierre Acquisition, we could also encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the AdvancePierre Acquisition, as described in more detail above.
The AdvancePierre Acquisition may not be successful.
We recently announced our entry into the merger agreement to acquire AdvancePierre. Risks associated with the AdvancePierre acquisition include the risk that the transaction may not be consummated, the risk that regulatory approval that may be required for the transaction is not obtained or is obtained subject to certain conditions that are not anticipated, litigation risk associated with claims or potential claims brought by shareholders of AdvancePierre to enjoin the transaction or seek monetary damages, and risks associated with our ability to issue debt to fund a portion of the purchase price.
If the AdvancePierre Acquisition is consummated, we may be unable to successfully integrate AdvancePierre's operations or to realize targeted cost savings, revenues and other benefits of the AdvancePierre Acquisition.
We entered into the merger agreement for the AdvancePierre acquisition because we believe that the AdvancePierre acquisition will be beneficial to us and our stockholders. Achieving the targeted benefits of the AdvancePierre acquisition will depend in part upon whether we can integrate AdvancePierre's businesses in an efficient and effective manner. We may not be able to accomplish this integration process smoothly or successfully. The necessity of coordinating geographically separated organizations, systems and facilities and addressing possible differences in business backgrounds, corporate cultures and management philosophies may increase the difficulties of integration. We and AdvancePierre operate numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance. Moreover, the integration of our respective operations will require the dedication of significant management resources, which is likely to distract management’s attention from day-to-day operations. Employee uncertainty and lack of focus during the integration process may also disrupt our business and result in undesired employee attrition. An inability of management to successfully integrate the operations of the two companies could have a material adverse effect on the business, results of operations and financial condition of the combined businesses.
In addition, we continue to evaluate our estimates of synergies to be realized from the AdvancePierre acquisition and refine them, so that our actual cost-savings could differ materially from our current estimates. Actual cost-savings, the costs required to realize the cost savings and the source of the cost-savings could differ materially from our estimates, and we cannot assure you that we will achieve the full amount of cost-savings on the schedule anticipated or at all or that these cost-savings programs will not have other adverse effects on our business. In light of these uncertainties, you should not place undue reliance on our estimated cost-savings.
Finally, we may not be able to achieve the targeted operating or long-term strategic benefits of the AdvancePierre acquisition or could incur higher transition costs. An inability to realize the full extent of, or any of, the anticipated benefits of the AdvancePierre acquisition, as well as any delays encountered in the integration process, could have an adverse effect on our business, results of operations and financial condition.

We will incur significant transaction and acquisition-related costs in connection with the AdvancePierre Acquisition.
We expect to incur significant costs associated with the AdvancePierre acquisition and combining the operations of the two companies, including costs to achieve targeted cost-savings. The substantial majority of the expenses resulting from the AdvancePierre acquisition will be composed of transaction costs related to the AdvancePierre acquisition, systems consolidation costs, and business integration and employment-related costs, including costs for severance, retention and other restructuring. We may also incur transaction fees and costs related to formulating integration plans. Additional unanticipated costs may be incurred in the integration of the two companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Jan. 1, 2017 to Jan. 28, 2017	83,671		$62.54	—		31,708,848
Jan. 29, 2017 to Mar. 4, 2017	2,286,701		64.67	2,193,535		29,515,313
Mar 5, 2017 to Apr. 1, 2017	460,663		62.54	404,321		29,110,992
Total	2,831,035	(2)	$64.26	2,597,856	(3)	29,110,992

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

(2)
We purchased 233,179 shares during the period that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 190,969 shares purchased in open market transactions and 42,210 shares withheld to cover required tax withholdings on the vesting of restricted stock.

(3)	These shares were purchased during the period pursuant to our previously announced stock repurchase program.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not Applicable

Item 5.	Other Information
Grant of Non-Qualified Stock Options
The Compensation and Leadership Development Committee (Committee) of the Company's Board of Directors adopted a procedure in 2006 to grant non-qualified stock options on the fourth (4th) business day immediately following the date of our release of fiscal year-end earnings to the public, with such options to be granted at the closing price on the date of grant. At the May 3, 2017, meeting, the Committee approved resolutions stating options shall be granted once annually on the 4th business day after each fiscal year-end earnings are released to the public, absent subsequent Committee action to the contrary.

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

10.2*	Employment Agreement, dated November 1, 2012, by and between the Company and Scott E. Rouse.

10.3*	Employment Agreement, dated October 5, 2014, by and between the Company and Douglas W. Ramsey.

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended April 1, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: May 8, 2017	/s/ Dennis Leatherby
Dennis Leatherby
Executive Vice President and Chief Financial Officer

Date: May 8, 2017	/s/ Curt T. Calaway
Curt T. Calaway
Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1*
Amended and Restated Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan effective January 1, 2017 (previously filed as Exhibit 10.68 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2016, Commission File No. 001-14704, and incorporated herein by reference).

10.2*	Employment Agreement, dated November 1, 2012, by and between the Company and Scott E. Rouse.

10.3*	Employment Agreement, dated October 5, 2014, by and between the Company and Douglas W. Ramsey.

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended April 1, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements.

*	Indicates a management contract or compensatory plan or arrangement.