Form 10-Q
period 2017-07-01
TYSON FOODS INC
filed 2017-08-07
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 1, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 1, 2017.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	289,267,244
Class B Common Stock, $0.10 Par Value (Class B stock)	70,010,755
TABLE OF CONENTS
PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Sales	$9,850	$9,403	$28,115	$27,725
Cost of Sales	8,648	8,179	24,383	24,117
Gross Profit	1,202	1,224	3,732	3,608
Selling, General and Administrative	505	457	1,482	1,361
Operating Income	697	767	2,250	2,247
Other (Income) Expense:
Interest income	(2)	(2)	(5)	(5)
Interest expense	71	60	185	191
Other, net	11	(2)	22	(6)
Total Other (Income) Expense	80	56	202	180
Income before Income Taxes	617	711	2,048	2,067
Income Tax Expense	169	226	665	687
Net Income	448	485	1,383	1,380
Less: Net Income Attributable to Noncontrolling Interests	1	1	3	3
Net Income Attributable to Tyson	$447	$484	$1,380	$1,377
Weighted Average Shares Outstanding:
Class A Basic	296	312	296	318
Class B Basic	70	70	70	70
Diluted	370	388	371	394
Net Income Per Share Attributable to Tyson:
Class A Basic	$1.24	$1.29	$3.84	$3.61
Class B Basic	$1.12	$1.17	$3.47	$3.28
Diluted	$1.21	$1.25	$3.72	$3.50
Dividends Declared Per Share:
Class A	$0.225	$0.150	$0.750	$0.500
Class B	$0.203	$0.135	$0.675	$0.450
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net Income	$448	$485	$1,383	$1,380
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	—	2	—	2
Investments	(1)	—	(1)	—
Currency translation	3	(2)	(2)	3
Postretirement benefits	(3)	(2)	(4)	(5)
Total Other Comprehensive Income (Loss), Net of Taxes	(1)	(2)	(7)	—
Comprehensive Income	447	483	1,376	1,380
Less: Comprehensive Income Attributable to Noncontrolling Interests	1	1	3	3
Comprehensive Income Attributable to Tyson	$446	$482	$1,373	$1,377
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	July 1, 2017	October 1, 2016
Assets
Current Assets:
Cash and cash equivalents	$231	$349
Accounts receivable, net	1,710	1,542
Inventories	3,248	2,732
Other current assets	238	265
Assets held for sale	861	—
Total Current Assets	6,288	4,888
Net Property, Plant and Equipment	5,545	5,170
Goodwill	9,264	6,669
Intangible Assets, net	6,372	5,084
Other Assets	594	562
Total Assets	$28,063	$22,373

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$1,017	$79
Accounts payable	1,608	1,511
Other current liabilities	1,217	1,172
Liabilities held for sale	23	—
Total Current Liabilities	3,865	2,762
Long-Term Debt	9,807	6,200
Deferred Income Taxes	2,989	2,545
Other Liabilities	1,265	1,242
Commitments and Contingencies (Note 16)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 370 million shares	37	36
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,361	4,355
Retained earnings	9,464	8,348
Accumulated other comprehensive loss	(52)	(45)
Treasury stock, at cost – 81 million shares at July 1, 2017, and 73 million shares at October 1, 2016	(3,700)	(3,093)
Total Tyson Shareholders’ Equity	10,117	9,608
Noncontrolling Interests	20	16
Total Shareholders’ Equity	10,137	9,624
Total Liabilities and Shareholders’ Equity	$28,063	$22,373
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	July 1, 2017	July 2, 2016
Cash Flows From Operating Activities:
Net income	$1,383	$1,380
Depreciation and amortization	543	526
Deferred income taxes	(25)	61
Other, net	106	45
Net changes in operating assets and liabilities	(558)	(139)
Cash Provided by Operating Activities	1,449	1,873
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(782)	(515)
Purchases of marketable securities	(47)	(30)
Proceeds from sale of marketable securities	45	28
Acquisition, net of cash acquired	(3,081)	—
Other, net	(2)	15
Cash Used for Investing Activities	(3,867)	(502)
Cash Flows From Financing Activities:
Payments on debt	(1,557)	(694)
Proceeds from issuance of long-term debt	4,545	1
Borrowings on revolving credit facility	1,750	675
Payments on revolving credit facility	(2,050)	(525)
Proceeds from issuance of commercial paper	4,043	—
Repayments of commercial paper	(3,353)	—
Payment of AdvancePierre TRA liability	(223)	—
Purchases of Tyson Class A common stock	(768)	(1,293)
Dividends	(238)	(162)
Stock options exercised	128	89
Other, net	22	42
Cash Provided by (Used for) Financing Activities	2,299	(1,867)
Effect of Exchange Rate Changes on Cash	1	5
Decrease in Cash and Cash Equivalents	(118)	(491)
Cash and Cash Equivalents at Beginning of Year	349	688
Cash and Cash Equivalents at End of Period	$231	$197
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
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly our financial position as of July 1, 2017, and the results of operations for the three and nine months ended July 1, 2017, and July 2, 2016. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
Recently Issued Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board ("FASB") issued guidance that clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted and the prospective transition method should be applied to awards modified on or after the adoption date. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
In March 2017, the FASB issued guidance which shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2018, our fiscal 2020. Early adoption is permitted and the modified retrospective transition method should be applied. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
In March 2017, the FASB issued guidance which will change the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost will be included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost will be presented separately outside of operating income. Additionally, only the service cost component will be eligible for capitalization when applicable. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted and the retrospective transition method should be applied for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement, and the prospective transition method should be applied, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
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
In January 2016, the FASB issued guidance that requires most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The guidance also impacts financial liabilities under the fair value option and the presentation and disclosure requirements on the classification and measurement of financial instruments. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. It should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, unless equity securities do not have readily determinable fair values, in which case, the amendments should be applied prospectively. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
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

Changes in Accounting Principles
In January 2017, the FASB issued guidance which removes step 2 from the goodwill impairment test. As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units' fair value. The guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, our fiscal 2021. Early adoption is permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017, and the prospective transition method should be applied. We adopted this guidance, prospectively, in the third quarter of fiscal 2017. The adoption did not have a material impact on our consolidated financial statements.
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

NOTE 2: ACQUISITION AND DISPOSITIONS
Acquisition
On June 7, 2017, we acquired all of the outstanding common stock of AdvancePierre Foods Holdings, Inc. ("AdvancePierre") as part of our strategy to sustainably feed the world with the fastest growing portfolio of protein-packed brands. The purchase price was equal to $40.25 per share for AdvancePierre's outstanding common stock, or approximately $3.2 billion. We funded the acquisition with existing cash on hand, net proceeds from the issuance of new senior notes and a new term loan facility, as well as borrowings under our commercial paper program (refer to Note 6: Debt). AdvancePierre's results from operations subsequent to the acquisition closing are included in the Prepared Foods and Chicken segments.
The following table summarizes the preliminary purchase price allocation and fair values of the assets acquired and liabilities assumed at the acquisition date. Certain estimated values for the acquisition, including goodwill, intangible assets, inventory, property, plant and equipment, and deferred income taxes, are not yet finalized and are subject to revision as additional information becomes available and more detailed analyses are completed.

in millions
Cash and cash equivalents	$126
Accounts receivable	80
Inventories	272
Other current assets	5
Property, Plant and Equipment	306
Goodwill	2,922
Intangible Assets	1,601
Current debt	(1,148)
Accounts payable	(114)
Other current liabilities	(90)
Tax receivable agreement (TRA) due to former shareholders	(223)
Long-Term Debt	(33)
Deferred Income Taxes	(492)
Other Liabilities	(5)
Net assets acquired	$3,207
The fair value of identifiable intangible assets is as follows:

			in millions
Intangible Asset Category	Type	Life in Years	Fair Value
Brands & Trademarks	Amortizable	Weighted Average of 15 years	$380
Customer Relationships	Amortizable	Weighted Average of 17 years	1,221
Total identifiable intangible assets			$1,601
As a result of the acquisition, we preliminarily recognized a total of $2,922 million of goodwill. The purchase price was assigned to assets acquired and liabilities assumed based on their preliminary estimated fair values as of the date of acquisition, and any excess was allocated to goodwill, as shown in the table above. Goodwill represents the value we expect to achieve through the implementation of operational synergies and growth opportunities. The allocation of goodwill to our reporting units is pending finalization of the expected synergies and the impact of the synergies to our reporting units. We do not expect the final fair value of goodwill to be deductible for U.S. income tax purposes.
We used various valuation techniques to determine fair value, with the primary techniques being discounted cash flow analysis, relief-from-royalty, and multi-period excess earnings valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under these valuation approaches, we are required to make estimates and assumptions about sales, operating margins, growth rates, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data.
The acquisition of AdvancePierre was accounted for using the acquisition method of accounting, and consequently, the results of operations for AdvancePierre are reported in our consolidated condensed financial statements from the date of acquisition. AdvancePierre's results from the date of the acquisition through July 1, 2017, were insignificant to our Consolidated Condensed Statements of Income.

The following unaudited pro forma information presents the combined results of operations as if the acquisition of AdvancePierre had occurred at the beginning of fiscal 2016. AdvancePierre's pre-acquisition results have been added to our historical results. The pro forma results contained in the table below include adjustments for amortization of acquired intangibles, depreciation expense, interest expense related to the financing and related income taxes. Any potential cost savings or other operational efficiencies that could result from the acquisition are not included in these pro forma results.
The nine months ended July 2, 2016, pro forma results include transaction related expenses incurred by AdvancePierre prior to the acquisition of $84 million, including items such as consultant fees, accelerated stock compensation and other deal costs; transaction related expenses incurred by the Company of $53 million, including fees paid to third parties, financing costs and other deal costs; and $36 million of expense related to the fair value inventory adjustment at the date of acquisition.
These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor is it necessarily an indication of future operating results.

in millions (unaudited)	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Pro forma sales	$10,117	$9,769	$29,185	$28,861
Pro forma net income attributable to Tyson	491	530	1,434	1,313
Pro forma net income per diluted share attributable to Tyson	$1.33	$1.36	$3.87	$3.34
Dispositions
On April 24, 2017, we announced our intent to sell three non-protein businesses as part of our strategic focus on protein-packed brands. These businesses, which are all part of our Prepared Foods segment, include Sara Lee® Frozen Bakery, Kettle and Van’s® and produce items such as frozen desserts, waffles, snack bars, and soups, sauces and sides. The sale is also expected to include the Chef Pierre®, Bistro Collection®, Kettle Collection™, and Van’s® brands, a license to use the Sara Lee® brand in various channels, as well as our Tarboro, North Carolina, Fort Worth, Texas, and Traverse City, Michigan, prepared foods facilities. We anticipate we will close the transactions by the end of calendar 2017 and expect to record a net pretax gain as a result of the sale of these businesses. We have reclassified the assets and liabilities related to these businesses to assets and liabilities held for sale in our consolidated condensed balance sheet as of July 1, 2017. The Company concluded the businesses were not significant disposal groups and did not represent a strategic shift, and therefore were not classified as discontinued operations for any of the periods presented.
The following table summarizes the net assets and liabilities held for sale:

in millions
July 1, 2017
Assets held for sale:
Accounts receivable, net	$3
Inventories	105
Net Property, Plant and Equipment	185
Goodwill	327
Intangible Assets	241
Total assets held for sale	$861
Liabilities held for sale:
Accounts payable	$2
Other current liabilities	2
Deferred Income Taxes	19
Total liabilities held for sale	$23

NOTE 3: INVENTORIES
Processed products, livestock and supplies and other are valued at the lower of cost or market. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories.
At July 1, 2017, 64% of the cost of inventories was determined by the first-in, first-out ("FIFO") method as compared to 61% at October 1, 2016. The remaining cost of inventories for both periods is determined by the weighted-average method.
The following table reflects the major components of inventory (in millions):

	July 1, 2017	October 1, 2016
Processed products	$1,933	$1,530
Livestock	910	772
Supplies and other	405	430
Total inventory	$3,248	$2,732
NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	July 1, 2017	October 1, 2016
Land	$137	$126
Buildings and leasehold improvements	3,763	3,662
Machinery and equipment	6,943	6,789
Land improvements and other	313	300
Buildings and equipment under construction	664	290
	11,820	11,167
Less accumulated depreciation	6,275	5,997
Net property, plant and equipment	$5,545	$5,170
NOTE 5: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	July 1, 2017	October 1, 2016
Accrued salaries, wages and benefits	$529	$563
Accrued marketing, advertising and promotion expense	184	212
Other	504	397
Total other current liabilities	$1,217	$1,172

NOTE 6: DEBT
The major components of debt are as follows (in millions):

	July 1, 2017	October 1, 2016
Revolving credit facility	$—	$300
Commercial paper	690	—
Senior notes:
7.00% Notes due May 2018	120	120
Notes due May 2019 (2019 Floating-Rate Notes) (1.66% at 07/01/17)	300	—
2.65% Notes due August 2019	1,000	1,000
Notes due June 2020 (2020 Floating-Rate Notes) (1.76% at 07/01/17)	350	—
4.10% Notes due September 2020	283	284
4.50% Senior notes due June 2022	1,000	1,000
3.95% Notes due August 2024	1,250	1,250
3.55% Notes due June 2027 (2027 Notes)	1,350	—
7.00% Notes due January 2028	18	18
6.13% Notes due November 2032	162	163
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	500	500
4.55% Notes due June 2047 (2047 Notes)	750	—
Discount on senior notes	(14)	(8)
Term loans:
Tranche B due April 2019 (2.19% at 07/01/17)	500	500
Tranche B due August 2019 (2.56% at 07/01/17)	552	552
Tranche due June 2020 (2.38% at 07/01/17)	1,455	—
Amortizing notes - tangible equity units (see Note 7: Equity)	18	71
Other	91	58
Unamortized debt issuance costs	(51)	(29)
Total debt	10,824	6,279
Less current debt	1,017	79
Total long-term debt	$9,807	$6,200
Revolving Credit Facility
In May 2017, we amended our existing credit facility which, among other things, increased our line of credit from $1.25 billion to $1.50 billion. The facility supports short-term funding needs and letters of credit and will mature and the commitments thereunder will terminate in May 2022. Amounts available for borrowing under this facility totaled $1,492 million at July 1, 2017, net of outstanding letters of credit. At July 1, 2017, we had outstanding letters of credit issued under this facility totaling $8 million, none of which were drawn upon. We had an additional $113 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of leasing obligations and workers’ compensation insurance programs.
If in the future any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility.
2019 Floating-Rate / 2020 Floating-Rate / 2027 / 2047 Notes
In June 2017, as part of the financing for the AdvancePierre acquisition, we issued senior unsecured notes with an aggregate principal amount of $2,750 million, consisting of $300 million due May 2019, $350 million due June 2020, $1,350 million due June 2027, and $750 million due June 2047. The 2019 Floating-Rate Notes, 2020 Floating-Rate Notes, 2027 Notes and 2047 Notes carry interest rates of 3-month LIBOR plus 0.45%, 3-month LIBOR plus 0.55%, 3.55% and 4.55%, respectively. Interest payments on the 2019 Floating-Rate Notes are due quarterly February 28, May 30, August 30, and November 30. Interest payments on the 2020 Floating-Rate Notes are due quarterly March 2, June 2, September 2, and December 2. Interest payments on the 2027 Notes and 2047 Notes are due semi-annually on June 2 and December 2. After the original issue discounts of $7 million, we received net proceeds of $2,743 million. In addition, we incurred debt issuance costs of $22 million related to this issuance.

Term Loan Tranche due June 2020
In June 2017, as part of the financing for the AdvancePierre acquisition, we borrowed $1,800 million under an unsecured term loan facility, which is due June 2020. The facility will amortize at 2.5% per quarter and interest will reset based on the selected LIBOR interest period plus 1.25%. In addition, we incurred debt issuance costs of $5 million related to this borrowing. In June 2017, we also paid down the term loan by $345 million.
AdvancePierre's debt extinguishment
In June 2017, in connection with our AdvancePierre acquisition, we assumed $1,119 million of AdvancePierre's gross debt, which had an estimated fair value of approximately $1,181 million as of the acquisition date. We recorded the assumed debt at fair value and used the funds borrowed under our new senior notes and term loan to extinguish $1,146 million of the total outstanding balance. Additionally, we assumed a $223 million TRA liability due to AdvancePierre's former shareholders. The assumed debt and TRA liability were non cash investing activities.
Commercial Paper Program
In April 2017, our Board of Directors increased our commercial paper program capacity from $500 million to $1 billion. The maximum borrowing capacity under the commercial paper program is $800 million. We intend to use the net proceeds from the commercial paper program for general corporate purposes and as part of the financing for the AdvancePierre acquisition. As of July 1, 2017, we had $690 million of commercial paper outstanding at a weighted average interest rate of 1.45% with maturities of less than 45 days.
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
We were in compliance with all debt covenants at July 1, 2017.
NOTE 7: EQUITY
Share Repurchases
As of July 1, 2017, 27.8 million shares remained available for repurchase under our share repurchase program. The share repurchase program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans.
A summary of share repurchases of our Class A stock is as follows (in millions):

	Three Months Ended				Nine Months Ended
	July 1, 2017		July 2, 2016		July 1, 2017		July 2, 2016
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	1.3	$80	7.1	$457	12.5	$797	22.0	$1,235
To fund certain obligations under equity compensation plans	0.2	10	0.1	10	0.8	51	1.2	58
Total share repurchases	1.5	$90	7.2	$467	13.3	$848	23.2	$1,293

Tangible Equity Units
In fiscal 2014, we completed the public issuance of 30 million 4.75% tangible equity units (TEUs). Total proceeds, net of underwriting discounts and other expenses, were $1,454 million. Each TEU had a stated amount of $50 and was comprised of a prepaid stock purchase contract and a senior amortizing note due July 15, 2017. We allocated the proceeds from the issuance of the TEUs to equity and debt based on the relative fair values of the respective components of each TEU. The fair value of the prepaid stock purchase contracts, which was $1,295 million, was recorded in Capital in Excess of Par Value, net of issuance costs. The fair value of the senior amortizing notes, which was $205 million, was recorded in debt. Issuance costs associated with the TEU debt were recorded as deferred debt issuance cost and was amortized over the term of the instrument to July 15, 2017.
The aggregate values assigned upon issuance of each component of the TEUs, based on the relative fair value of the respective components of each TEU, were as follows (in millions, except price per TEU):

	Equity Component	Debt Component	Total
Price per TEU	$43.17	$6.83	$50.00
Gross proceeds	1,295	205	1,500
Issuance cost	(40)	(6)	(46)
Net proceeds	$1,255	$199	$1,454
As of July 1, 2017, holders settled 22.8 million purchase contracts and, in exchange, the Company issued 24.2 million shares of its Class A stock. Upon early settlement of these purchase contracts, the corresponding amortizing notes remained outstanding and beneficially owned by the holders that settled purchase contracts early. As of July 1, 2017, 7.2 million TEUs remained outstanding.
On July 17, 2017, the Company made the final quarterly cash installment payment of $0.59 per senior amortizing note, or a total of $18 million, and issued 7.8 million shares of its Class A stock upon automatic settlement of each outstanding purchase contract.
NOTE 8: INCOME TAXES
The effective tax rate was 27.4% and 31.8% for the third quarter of fiscal 2017 and 2016, respectively, and 32.5% and 33.2% for the nine months of fiscal 2017 and 2016, respectively. The effective tax rates for the third quarter and nine months of fiscal 2017 and fiscal 2016 were impacted by such items as the domestic production deduction and state income taxes. In addition, changes in tax reserves resulting from the expiration of statutes of limitations and settlements with taxing authorities reduced the effective tax rate for the third quarter of fiscal 2017 and 2016 by 2.9% and 1.1%, respectively, and the nine months of fiscal 2016 by 1.4%. Lastly, the tax benefit recognized on the outside basis difference in an asset held for sale reduced the effective tax rate for the third quarter and the nine months of fiscal 2017 by 4.2% and 1.3%, respectively.
Unrecognized tax benefits were $311 million and $305 million at July 1, 2017, and October 1, 2016, respectively.
We estimate that during the next twelve months it is reasonably possible that unrecognized tax benefits could decrease by as much as $10 million primarily due to expiration of statutes of limitations in various jurisdictions.
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
During the nine months of fiscal 2017, we recorded $16 million of legal cost related to a 1995 plant closure of an apparel manufacturing facility operated by a former subsidiary of The Hillshire Brands Company, which we acquired in fiscal 2014, $18 million of acquisition bridge financing fees related to the AdvancePierre acquisition, $11 million of equity earnings in joint ventures and $1 million in net foreign currency exchange gains, which were recorded in the Consolidated Condensed Statements of Income in Other, net.
During the nine months of fiscal 2016, we recorded $8 million of equity earnings in joint ventures and $3 million in net foreign currency exchange losses, which were recorded in the Consolidated Condensed Statements of Income in Other, net.

NOTE 10: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Numerator:
Net income	$448	$485	$1,383	$1,380
Less: Net income attributable to noncontrolling interests	1	1	3	3
Net income attributable to Tyson	447	484	1,380	1,377
Less dividends declared:
Class A	66	45	217	149
Class B	14	9	47	31
Undistributed earnings	$367	$430	$1,116	$1,197

Class A undistributed earnings	$302	$358	$920	$999
Class B undistributed earnings	65	72	196	198
Total undistributed earnings	$367	$430	$1,116	$1,197
Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	296	312	296	318
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70	70	70
Effect of dilutive securities:
Stock options, restricted stock and performance units	4	6	5	6
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	370	388	371	394

Net income per share attributable to Tyson:
Class A basic	$1.24	$1.29	$3.84	$3.61
Class B basic	$1.12	$1.17	$3.47	$3.28
Diluted	$1.21	$1.25	$3.72	$3.50
Approximately 1 million of our stock-based compensation shares were antidilutive for each of the three and nine months ended July 1, 2017. We had no stock-based compensation shares that were antidilutive for the three and nine months ended July 2, 2016.
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

NOTE 11: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors' Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored, using value-at-risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at July 1, 2017.
We had the following aggregated outstanding notional amounts related to our derivative financial instruments (in millions, except soy meal tons):

	Metric	July 1, 2017	October 1, 2016
Commodity:
Corn	Bushels	52	50
Soy meal	Tons	705,900	389,700
Live cattle	Pounds	347	28
Lean hogs	Pounds	309	158
Feeder Cattle	Pounds	97	—
Foreign currency	United States dollar	$63	$38
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
Cash Flow Hedges
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant for the three and nine months ended July 1, 2017, and July 2, 2016. As of July 1, 2017, the net amounts expected to be reclassified into earnings within the next 12 months are pretax losses of $4 million. During the three and nine months ended July 1, 2017, and July 2, 2016, we did not reclassify significant pretax gains/losses into earnings as a result of the discontinuance of cash flow hedges.

The following table sets forth the pretax impact of cash flow hedge derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain (Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain (Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	July 1, 2017	July 2, 2016		July 1, 2017	July 2, 2016
Cash flow hedge – derivatives designated as hedging instruments:
Commodity contracts	$(2)	$2	Cost of sales	$—	$(1)
Foreign exchange contracts	—	—	Other income/expense	—	—
Total	$(2)	$2		$—	$(1)

	Gain (Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain (Loss) Reclassified from OCI to Earnings
	Nine Months Ended			Nine Months Ended
	July 1, 2017	July 2, 2016		July 1, 2017	July 2, 2016
Cash flow hedge – derivatives designated as hedging instruments:
Commodity contracts	$(2)	$—	Cost of sales	$(1)	$(3)
Foreign exchange contracts	—	—	Other income/expense	—	—
Total	$(2)	$—		$(1)	$(3)
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

					in millions
	Consolidated Condensed Statements of Income Classification	Three Months Ended		Nine Months Ended
		July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Gain (Loss) on forwards	Cost of sales	$(32)	$19	$(16)	$58
Gain (Loss) on purchase contract	Cost of sales	32	(19)	16	(58)
Ineffectiveness related to our fair value hedges was not significant for the three and nine months ended July 1, 2017, and July 2, 2016.

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
The following table sets forth the pretax impact of the undesignated derivative instruments in the Consolidated Condensed Statements of Income (in millions):

	Consolidated Condensed Statements of Income Classification	Gain (Loss) Recognized in Earnings		Gain (Loss) Recognized in Earnings
		Three Months Ended		Nine Months Ended
		July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$41	$(20)	$117	$(27)
Commodity contracts	Cost of sales	(57)	44	(103)	36
Foreign exchange contracts	Other income/expense	—	—	—	1
Total		$(16)	$24	$14	$10
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

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

July 1, 2017	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Derivative financial instruments:
Designated as hedges	$—	$3	$—	$—	$3
Undesignated	—	43	—	8	51
Available-for-sale securities:
Current	—	3	1	—	4
Non-current	—	42	51	—	93
Deferred compensation assets	8	264	—	—	272
Total assets	$8	$355	$52	$8	$423
Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$32	$—	$(32)	$—
Undesignated	—	52	—	(41)	11
Total liabilities	$—	$84	$—	$(73)	$11

October 1, 2016	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Derivative financial instruments:
Designated as hedges	$—	$72	$—	$(27)	$45
Undesignated	—	38	—	(34)	4
Available-for-sale securities:
Current	—	2	2	—	4
Non-current	—	38	55	—	93
Deferred compensation assets	18	236	—	—	254
Total assets	$18	$386	$57	$(61)	$400
Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$1	$—	$(1)	$—
Undesignated	—	68	—	(68)	—
Total liabilities	$—	$69	$—	$(69)	$—

(a) Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. Additionally, at July 1, 2017, and October 1, 2016, we had $81 million and $8 million, respectively, of cash collateral posted with various counterparties where master netting arrangements exist and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Nine Months Ended
	July 1, 2017	July 2, 2016
Balance at beginning of year	$57	$61
Total realized and unrealized gains (losses):
Included in earnings	—	—
Included in other comprehensive income (loss)	(1)	—
Purchases	11	12
Issuances	—	—
Settlements	(15)	(14)
Balance at end of period	$52	$59
Total gains (losses) for the nine-month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—
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
The following table sets forth our available-for-sale securities' amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	July 1, 2017			October 1, 2016
	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)
Available-for-sale securities:
Debt securities:
U.S. treasury and agency	$45	$45	$—	$40	$40	$—
Corporate and asset-backed	52	52	—	56	57	1

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. Losses on equity securities are recognized in earnings if the decline in value is judged to be other than temporary. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or more likely than not will be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no other than temporary impairment in earnings for the three and nine months ended July 1, 2017, and July 2, 2016. No other than temporary losses were deferred in OCI as of July 1, 2017, and October 1, 2016.
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
We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three and nine months ended July 2, 2016.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	July 1, 2017		October 1, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total debt	$11,188	$10,824	$6,698	$6,279

NOTE 13: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the net periodic cost for the pension and postretirement benefit plans for the three and nine months ended July 1, 2017, and July 2, 2016, are as follows (in millions):

	Pension Plans
	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Service cost	$4	$4	$10	$11
Interest cost	16	18	48	56
Expected return on plan assets	(15)	(16)	(44)	(49)
Amortization of:
Net actuarial loss	1	2	5	5
Settlement (gain) loss (a)	—	—	2	(12)
Net periodic cost	$6	$8	$21	$11

	Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Interest cost	$—	$1	$1	$3
Amortization of:
Net actuarial gain	—	(5)	—	(14)
Prior service credit	(6)	(4)	(18)	(13)
Net periodic cost (credit)	$(6)	$(8)	$(17)	$(24)
(a) We made lump-sum settlement payments using plan assets of $5 million and $265 million for the nine months ended July 1, 2017 and July 2, 2016, respectively, to certain deferred vested participants within our qualified pension plans.
We contributed $9 million and $1 million to our pension plans for the three months ended July 1, 2017, and July 2, 2016, respectively. We contributed $31 million and $54 million to our pension plans for the nine months ended July 1, 2017, and July 2, 2016, respectively. We expect to contribute an additional $12 million during the remainder of fiscal 2017. The amount of contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements in the jurisdictions in which we operate. As a result, the actual funding in fiscal 2017 may differ from the current estimate.
NOTE 14: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended						Nine Months Ended
	July 1, 2017			July 2, 2016			July 1, 2017			July 2, 2016
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax

Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to cost of sales	$—	$—	$—	$1	$—	$1	$1	$(1)	$—	$3	$(1)	$2
Unrealized gain (loss)	(2)	2	—	2	(1)	1	(2)	2	—	—	—	—

Investments:
Unrealized gain (loss)	(1)	—	(1)	(1)	1	—	(1)	—	(1)	(1)	1	—

Currency translation:
Translation adjustment	3	—	3	(2)	—	(2)	(2)	—	(2)	3	—	3

Postretirement benefits	(5)	2	(3)	(3)	1	(2)	(8)	4	(4)	(9)	4	(5)
Total other comprehensive income (loss)	$(5)	$4	$(1)	$(3)	$1	$(2)	$(12)	$5	$(7)	$(4)	$4	$—
NOTE 15: SEGMENT REPORTING
We operate in four reportable segments: Beef, Pork, Chicken, and Prepared Foods. We measure segment profit as operating income (loss). Other primarily includes our foreign chicken production operations in China and India, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC.
On June 7, 2017, we acquired AdvancePierre, a producer and distributor of value-added, convenient, ready-to-eat sandwiches, sandwich components and other entrées and snacks. AdvancePierre's results from operations subsequent to the acquisition closing are included in the Prepared Foods and Chicken segments.
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

Chicken: Chicken includes our domestic operations related to raising and processing live chickens into, and purchasing raw materials for, fresh, frozen and value-added chicken products, as well as sales from allied products. Our value-added chicken products primarily include breaded chicken strips, nuggets, patties and other ready-to-fix or fully cooked chicken parts. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, healthcare facilities, the military and other food processors, as well as to international export markets. This segment also includes logistics operations to move products through our domestic supply chain and the global operations of our chicken breeding stock subsidiary.
Prepared Foods: Prepared Foods includes our operations related to manufacturing and marketing frozen and refrigerated food products and logistics operations to move products through the supply chain. This segment includes brands such as Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, State Fair®, Van's®, Sara Lee® and Chef Pierre®, as well as artisanal brands Aidells®, Gallo Salame®, and Golden Island®. Products primarily include ready-to-eat sandwiches, sandwich components such as flame-grilled hamburgers and Philly steaks, pepperoni, bacon, breakfast sausage, turkey, lunchmeat, hot dogs, pizza crusts and toppings, flour and corn tortilla products, desserts, appetizers, snacks, prepared meals, ethnic foods, soups, sauces, side dishes, meat dishes, breadsticks and processed meats. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, healthcare facilities, the military and other food processors, as well as to international export markets.
We allocate expenses related to corporate activities to the segments, except for third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC, which are included in Other.
Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended				Nine Months Ended
	July 1, 2017		July 2, 2016		July 1, 2017		July 2, 2016
Sales:
Beef	$4,000		$3,783		$11,015		$11,036
Pork	1,322		1,271		3,876		3,674
Chicken	2,870		2,743		8,374		8,116
Prepared Foods	1,944		1,809		5,590		5,509
Other	85		99		257		284
Intersegment sales	(371)		(302)		(997)		(894)
Total sales	$9,850		$9,403		$28,115		$27,725

Operating income (loss):
Beef	$147		$91		$572		$208
Pork	136		122		524		420
Chicken	294	(a)	380		790	(a)	1,085
Prepared Foods	174	(b)	197		451	(b)	601
Other	(54)	(c)	(23)	(c)	(87)	(c)	(67)	(c)
Total operating income	697		767		2,250		2,247

Total other (income) expense	80	(d)	56		202	(d)	180

Income before income taxes	$617		$711		$2,048		$2,067
(a) Chicken operating income includes $4 million AdvancePierre purchase accounting for the three and nine months ended July 1, 2017.
(b) Prepared Foods operating income includes $21 million AdvancePierre purchase accounting and acquisition related costs for the three and nine months ended July 1, 2017 and a $52 million impairment charge related to our San Diego Prepared Foods operation (see Note 9: Other Income and Charges) for the nine months ended July 1, 2017.
(c) Other operating loss includes third-party merger and integration costs and corporate overhead of Tyson New Ventures, LLC of $45 million and $11 million for the three months ended July 1, 2017, and July 2, 2016, respectively, and $58 million and $29 million for the nine months ended July 1, 2017, and July 2, 2016, respectively. Third-party merger and integration costs includes $34 million of AdvancePierre acquisition related costs for the three and nine months ended July 1, 2017.
(d) Total other (income) expense includes $18 million of acquisition bridge financing fees for the three and nine months ended July 1, 2017.

The Beef segment had sales of $116 million and $90 million in the third quarter of fiscal 2017 and 2016, respectively, and sales of $276 million and $240 million in the nine months of fiscal 2017 and 2016, respectively, from transactions with other operating segments of the Company. The Pork segment had sales of $235 million and $204 million in the third quarter of fiscal 2017 and 2016, respectively, and sales of $685 million and $639 million in the nine months of fiscal 2017 and 2016, respectively, from transactions with other operating segments of the Company. The Chicken segment had sales of $20 million and $8 million in the third quarter of fiscal 2017 and 2016, respectively, and sales of $36 million and $15 million in the nine months of fiscal 2017 and 2016, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were included in the segment sales in the above table.
NOTE 16: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of leases, debt and grower loans, which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to 10 years, and the maximum potential amount of future payments as of July 1, 2017, was $29 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The remaining terms of the lease maturities cover periods over the next 10 years. The maximum potential amount of the residual value guarantees is $108 million, of which $99 million could be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At July 1, 2017, and October 1, 2016, no material liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum commitment associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum commitment as of July 1, 2017, was approximately $380 million. The total receivables under these programs were $3 million and $2 million at July 1, 2017, and October 1, 2016, respectively. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have no allowance for these programs’ estimated uncollectible receivables at July 1, 2017, and October 1, 2016.
When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Under these agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At July 1, 2017, total amounts under these type of arrangements totaled $505 million.
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

Below are the details of four lawsuits involving our beef, pork and prepared foods plants in which certain present and past employees allege that we failed to compensate them for the time it takes to engage in pre- and post-shift activities, such as changing into and out of protective and sanitary clothing and walking to and from the changing area, work areas and break areas in violation of the Fair Labor Standards Act and various state laws. The plaintiffs seek back wages, liquidated damages, pre- and post-judgment interest, attorneys’ fees and costs. Each case is proceeding in its jurisdiction.

•
Bouaphakeo (f/k/a Sharp), et al. v. Tyson Foods, Inc., N.D. Iowa, February 6, 2007 - A jury trial was held involving our Storm Lake, Iowa, pork plant which resulted in a jury verdict in favor of the plaintiffs for violations of federal and state laws for pre- and post-shift work activities. The trial court also awarded the plaintiffs liquidated damages, resulting in total damages awarded in the amount of $5,784,758. The plaintiffs' counsel has also filed an application for attorneys' fees and expenses in the amount of $2,692,145. We appealed the jury's verdict and trial court's award to the Eighth Circuit Court of Appeals. The appellate court affirmed the jury verdict and judgment on August 25, 2014, and we filed a petition for rehearing on September 22, 2014, which was denied. We filed a petition for a writ of certiorari with the United States Supreme Court, which was granted on June 8, 2015, and oral arguments before the Supreme Court occurred on November 10, 2015. On March 22, 2016, the Supreme Court affirmed the appellate court’s rulings and remanded to the trial court to allocate the lump sum award among the class participants. On remand, the trial court determined that the lump sum award should be allocated to class participants according to the method prescribed by plaintiffs’ expert at trial. The trial court has yet to enter a judgment. A joint notice advising the court of a global settlement of this case, the Edwards matter (described below), and the consolidated Murray and DeVoss matter (also described below) was filed on July 11, 2017. The parties agreed to settle all three matters for a total payment of $12.6 million, inclusive of wages, penalties, interest, attorneys’ fees and costs, and costs of settlement administration.

•
Edwards, et al. v. Tyson Foods, Inc. d.b.a. Tyson Fresh Meats, Inc., S.D. Iowa, March 20, 2008 - The trial court in this case, which involves our Perry and Waterloo, Iowa, pork plants, decertified the state law class and granted other pre-trial motions that resulted in judgment in our favor with respect to the plaintiffs’ claims. The plaintiffs have filed a motion to modify this judgment. A joint motion for preliminary approval of the collective and class action settlement was filed on July 7, 2017. Please see the above Bouaphakeo description for additional details of a global settlement.

•
Murray, et al. v. Tyson Foods, Inc., C.D. Illinois, January 2, 2008; and DeVoss v. Tyson Foods, Inc. d.b.a. Tyson Fresh Meats, C.D. Illinois, March 2, 2011 - This consolidated case involves our Joslin, Illinois, beef plant and is in the preliminary stages. A joint notice of settlement and a request to stay the proceedings was filed with and granted by the court on June 28, 2017. Please see the above Bouaphakeo description for additional details of a global settlement.

•
Dozier, Southerland, et al. v. The Hillshire Brands Company, E.D. North Carolina, September 2, 2014 - This case involves our Tarboro, North Carolina, prepared foods plant. On March 25, 2016, the parties filed a joint motion for settlement totaling $425,000, which includes all of the plaintiffs’ attorneys’ fees and costs. The court preliminarily approved the joint motion for settlement, and the final approval hearing is set for December 5, 2017.

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
On October 17, 2016, William Huser, acting on behalf of himself and a putative class of persons who purchased shares of Tyson Foods' stock between November 23, 2015, and October 7, 2016, filed a class action complaint against Tyson Foods, Inc., Donnie Smith and Dennis Leatherby in the Central District of California. The complaint alleged, among other things, that our periodic filings contained materially false and misleading statements by failing to disclose that the Company has colluded with other producers to manipulate the supply of broiler chickens in order to keep supply artificially low, as alleged in In re Broiler Chicken Antitrust Litigation. Subsequent to the filing of this initial complaint, additional lawsuits making similar claims were filed in the United States District Courts for the Southern District of New York, the Western District of Arkansas, and the Southern District of Ohio. Each of those cases have now been transferred to the United States District Court for the Western District of Arkansas and consolidated, and lead plaintiffs have been appointed. A consolidated complaint was filed on March 22, 2017, (which also named additional individual defendants). The consolidated complaint seek damages, pre- and post-judgment interest, costs, and attorneys’ fees. We filed a motion to dismiss this complaint, which the court granted on July 26, 2017.

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
Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (NLRC) from 1998 through July 1999. The complaint is filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines in 1995 by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In late 2004, a labor arbiter ruled against the respondents and awarded the complainants PHP3,453,664,710 (approximately US$68 million) in damages and fees. The respondents appealed the labor arbiter's ruling, and it was subsequently set aside by the NLRC in December 2006. Subsequent to the NLRC’s decision, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. While various of those appeals, motions and/or petitions were pending, The Hillshire Brands Company, on June 23, 2014, without admitting liability, filed a settlement motion requesting that the Supreme Court of the Philippines order dismissal with prejudice of all claims against it and certain other respondents in exchange for payments allocated by the court among the complainants in an amount not to exceed PHP342,287,800 (approximately US$6.8 million). Based in part on its finding that the consideration to be paid to the complainants as part of such settlement was insufficient, the Supreme Court of the Philippines denied the respondents’ settlement motion and all motions for reconsideration thereof. The Supreme Court of the Philippines also set aside as premature the NLRC’s December 2006 ruling. As a result, the cases were remanded back before the NLRC to rule on the merits of the case. On December 15, 2016, we learned that the NLRC rendered its decision on November 29, 2016, regarding the respondents’ appeals regarding the labor arbiter’s 2004 ruling in favor of the complainants. The NLRC increased the award for 4,922 of the total 5,984 complainants to PHP14,858,495,937 (approximately US$294 million). However, the NLRC approved of a prior settlement reached with the group comprising approximately 18% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company agreed to pay each settling complainant PHP68,000 (approximately US$1,346). The settlement payment was made on December 21, 2016, to the NLRC, which is responsible for distributing the funds to each settling complainant. On December 27, 2016, the respondents filed motions for reconsideration with the NLRC asking that the award be set aside. The NLRC denied respondents' motions for reconsideration in a resolution received on May 5, 2017, and entered a judgment on the award on July 24, 2017. Previously, from May 10, 2017 to May 12, 2017, Aris Philippines, Inc., Sara Lee Corporation and Sara Lee Philippines each filed petitions for certiorari with requests for an immediate temporary restraining order and a writ of permanent injunction with the Philippines Court of Appeals. Those petitions are pending. We have recorded an accrual for this matter for the amount of loss that, at this time, we deem probable and enforceable. This accrual is reflected in the Company’s consolidated condensed financial statements and reflects an amount significantly less than the amount awarded by the labor arbiter in 2004 (i.e., PHP3,453,664,710 (approximately US$68 million)). The ultimate enforceable loss is uncertain, and if our accrual is not adequate, an adverse outcome could have a material effect on the consolidated financial condition or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
Description of the Company
We are one of the world’s largest food companies and a recognized leader in protein. Founded in 1935 by John W. Tyson and grown under three generations of family leadership, the Company has a broad portfolio of products and brands like Tyson®, Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, Aidells®, ibp® and State Fair®. Some of the key factors influencing our business are customer demand for our products; the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace; accessibility of international markets; market prices for our products; the cost and availability of live cattle and hogs, raw materials, and feed ingredients; and operating efficiencies of our facilities.
We operate in four reportable segments: Beef, Pork, Chicken and Prepared Foods. Other primarily includes our foreign chicken production operations in China and India, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC. On June 7, 2017, we acquired and consolidated AdvancePierre Foods Holdings, Inc. ("AdvancePierre"), a producer and distributor of value-added, convenient, ready-to-eat sandwiches, sandwich components and other entrées and snacks. AdvancePierre's results from operations subsequent to the acquisition closing are included in the Prepared Foods and Chicken segments.
Overview

•
General – Our operating income was up slightly for the nine months of fiscal 2017, as strong earnings in our Beef and Pork segments were offset by declines in our Chicken and Prepared Foods segments. Operating income declined 9% in the third quarter of fiscal 2017 primarily due to $59 million of purchase accounting and acquisition related costs associated with the AdvancePierre acquisition and a decline in our Chicken segment, partially offset by improvement in our Beef and Pork segments. In the nine months of fiscal 2017, our Chicken segment experienced disruptions as a result of two plant fires which resulted in an incremental $24 million of net costs. Our Prepared Foods segment recorded a $52 million impairment in the nine months of fiscal 2017 related to our San Diego Prepared Foods operation. In addition, we incurred an incremental $12 million of compensation and benefit integration expense in the third quarter of fiscal 2017, for a total of $84 million of incremental expense in the nine months of fiscal 2017, as we continued to integrate and make investments in our talent. Sales increased in the third quarter of fiscal 2017 primarily driven by higher beef, pork and chicken prices and incremental sales from the acquisition of AdvancePierre. Sales increased in the nine months of fiscal 2017 primarily driven by higher pork and chicken prices and incremental sales from the acquisition of AdvancePierre.

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

◦
On June 7, 2017, we acquired all of the outstanding stock of AdvancePierre as part of our overall strategy. The purchase price was equal to $40.25 per share in cash for AdvancePierre's outstanding common stock, or approximately $3.2 billion. We funded the acquisition with existing cash on hand, net proceeds from the issuance of new senior notes, as well as borrowings under our commercial paper program and new term loan facility. AdvancePierre’s results from operations subsequent to the acquisition closing are included in the Prepared Foods and Chicken segments.

◦
On April 24, 2017, we announced our intent to sell three non-protein businesses, Sara Lee® Frozen Bakery, Kettle and Van’s®, which are all a part of our Prepared Foods segment, as part of our strategic focus on protein-packed brands. We anticipate we will close the transactions by the end of calendar 2017 and expect to record a net pretax gain as a result of the sale of these businesses. We have reclassified the assets and liabilities related to these businesses to assets and liabilities held for sale in our consolidated condensed balance sheet as of July 1, 2017. For further description refer to Part 1, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 2: Acquisition and Dispositions.

•
Hillshire Integration - We estimate the impact of the The Hillshire Brands Company ("Hillshire Brands") synergies, along with the profit improvement plan related to our legacy Prepared Foods business, will have a positive impact of approximately $675 million in fiscal 2017. The majority of these benefits are expected to be realized in the Prepared Foods segment. We will continue to invest a portion of the synergies in innovation, new product launches and supporting the growth of our brands. In the third quarter of fiscal 2017, we captured an incremental $17 million of synergies above the $150 million realized in the third quarter of fiscal 2016, for a total of $167 million of synergies and profit improvement initiatives realized in the third quarter of fiscal 2017. For the nine months of fiscal 2017, we captured $86 million of incremental synergies above the $415 million captured for the nine months of fiscal 2016, for a total of $501 million of synergies realized in fiscal 2017.

•
AdvancePierre Integration - As we integrate AdvancePierre, we estimate we will realize in excess of $200 million in net synergies by fiscal 2020 from combining Tyson with AdvancePierre. The majority of these benefits are expected to be realized in the Prepared Foods segment. Given the timing of the transaction in our third quarter of fiscal 2017, we do not expect significant synergies to be realized in fiscal 2017.

•
Market Environment - According to the United States Department of Agriculture (USDA), domestic protein production (beef, pork, chicken and turkey) increased approximately 3% in the third quarter of fiscal 2017 over the same period in fiscal 2016, and we expect it to be up approximately 3% for the full fiscal year. The Beef segment improved due to strong export demand and more favorable domestic market conditions associated with an increase in cattle supply. The Pork segment's operating margin was above its normalized range due to favorable market conditions associated with strong demand for our pork products and improved export markets. While reduced compared to the prior year, operating income remained strong in the Chicken segment as we incurred higher operating costs, partially offset by favorable demand for our chicken products. Our Prepared Foods segment was challenged with higher operating costs at some of our facilities, $21 million of purchase accounting and acquisition related costs from the acquisition of AdvancePierre and higher input costs, partially offset by incremental Hillshire Brands synergies.

•	Margins – Our total operating margin was 7.1% in the third quarter of fiscal 2017. Operating margins by segment were as follows:
•Beef – 3.7%
•Pork – 10.3%
•Chicken – 10.2%

•	Prepared Foods – 9.0%

•
Liquidity – We generated $1.4 billion of operating cash flows during the nine months of fiscal 2017. At July 1, 2017, we had approximately $1.0 billion of liquidity, which includes availability under our revolving credit facility after deducting amounts to backstop our commercial paper program and $231 million of cash and cash equivalents.

in millions, except per share data	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income attributable to Tyson	$447	$484	$1,380	$1,377
Net income attributable to Tyson – per diluted share	1.21	1.25	3.72	3.50
Third quarter– Fiscal 2017 – Net income attributable to Tyson included the following items:

•
$77 million, or $0.14 per diluted share, of AdvancePierre purchase accounting and acquisition related costs, which included a $24 million purchase accounting adjustment for the amortization of the fair value step-up of inventory, $35 million of acquisition related costs and $18 million of acquisition bridge financing fees.

•	$26 million, or ($0.07) per diluted share, tax benefit related to the expected sale of a non-protein business.
Nine months– Fiscal 2017 – Net income attributable to Tyson included the following items:

•
$77 million, or $0.14 per diluted share, of AdvancePierre purchase accounting and acquisition related costs, which included a $24 million purchase accounting adjustment for the amortization of the fair value step-up of inventory, $35 million of acquisition related costs and $18 million of acquisition bridge financing fees.

•$52 million, or $0.09 per diluted share, impairment charge related to our San Diego Prepared Foods operation.
•$26 million, or ($0.07) per diluted share, tax benefit related to the expected sale of a non-protein business.
Third quarter and Nine months– Fiscal 2016 – Net income attributable to Tyson included the following item:

•	$15 million, or ($0.04) per diluted share, related to recognition of previously unrecognized tax benefits and audit settlement.
Nine months– Fiscal 2016 – Net income attributable to Tyson included the following item:

•	$27 million, or ($0.07) per diluted share, related to recognition of previously unrecognized tax benefits and audit settlement.

Summary of Results
Sales

in millions	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Sales	$9,850	$9,403	$28,115	$27,725
Change in sales volume	0.5%	(2.7)%	0.3%	(3.6)%
Change in average sales price	4.2%	(4.1)%	1.1%	(6.9)%
Sales growth	4.8%	(6.6)%	1.4%	(10.2)%
Third quarter – Fiscal 2017 vs Fiscal 2016

•
Sales Volume – Sales were positively impacted by an increase in sales volume, which accounted for an increase of $45 million. Each segment had an increase in sales volume with the Chicken and Prepared Foods segments contributing to the majority of the increase driven by better demand for our chicken products and incremental volumes from the acquisition of AdvancePierre.

•
Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $402 million. Each segment had an increase in average sales price with the Beef, Chicken and Prepared Foods segments contributing to the majority of the increase due to strong export sales in the Beef segment, improved mix in the Chicken segment and better product mix in our Prepared Foods segment which was positively impacted by the acquisition of AdvancePierre.

•	The above amounts include a net increase of $118 million related to the inclusion of AdvancePierre results post acquisition.
Nine months – Fiscal 2017 vs Fiscal 2016

•
Sales Volume – Sales were positively impacted by an increase in sales volume, which accounted for an increase of $89 million. Each segment had an increase in sales volume with the Beef and Prepared Foods segments contributing to the majority of the increase driven by increased exports and incremental volumes from the acquisition of AdvancePierre.

•
Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $301 million. The Pork and Chicken segments drove most of the increase in average sales price due to decreased domestic availability as a result of strong exports and sales mix changes.

•	The above amounts include a net increase of $118 million related to the inclusion of AdvancePierre results post acquisition.

Cost of Sales

in millions	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Cost of sales	$8,648	$8,179	$24,383	$24,117
Gross profit	$1,202	$1,224	$3,732	$3,608
Cost of sales as a percentage of sales	87.8%	87.0%	86.7%	87.0%
Third quarter – Fiscal 2017 vs Fiscal 2016

•
Cost of sales increased $469 million. Higher input cost per pound increased cost of sales $429 million while higher sales volume increased cost of sales $40 million. These amounts include a net increase of $115 million related to the inclusion of AdvancePierre results post acquisition, which included $24 million from the amortization of the fair value step-up of inventory.

•	The $429 million impact of higher input cost per pound was primarily driven by:

•	Increase in live cattle costs of approximately $100 million in our Beef segment.

•	Increase of approximately $65 million in our Chicken segment related to increased feed costs, growout expenses, and outside meat purchases.

•	Increase in raw material and other input costs of $25 million in our Prepared Foods segment.

•	Increase in input cost per pound related to the acquisition of AdvancePierre on June 7, 2017.

•
Increase due to net realized derivative losses of $71 million in the third quarter of fiscal 2017, compared to net realized derivative gains of $46 million in the third quarter of fiscal 2016 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed costs described above. Additionally, cost of sales increased due to net unrealized losses of $21 million in the third quarter of fiscal 2017, compared to net unrealized gains of $16 million in the third quarter of fiscal 2016, primarily due to our Beef segment commodity risk management activities.

•
Remainder of net change is mostly due to increased cost per pound from a mix upgrade in the Chicken segment as we increased sales volume in value-added products as well as increased operating costs, freight, and plant variances across all segments, which also included $10 million of compensation and benefit integration expense.

•	The $40 million impact of higher sales volume was driven by increases in sales volume in all segments, with the majority of the increase in the Chicken and Prepared Foods segments.
Nine months – Fiscal 2017 vs Fiscal 2016

•
Cost of sales increased $266 million. Higher input cost per pound increased cost of sales $188 million while higher sales volume increased cost of sales $78 million. These amounts include a net increase of $115 million related to the inclusion of AdvancePierre results post acquisition, which included $24 million from the amortization of the fair value step-up of inventory.

•	The $188 million impact of higher input cost per pound was primarily driven by:

•	Increase of approximately $135 million in our Chicken segment related to increased feed costs, growout expenses, and outside meat purchases.

•	Increase due to impairment charges of $44 million related to our San Diego Prepared Foods operation and an increase of $24 million related to net costs associated with fires at two chicken plants.

•	Increase in input cost per pound related to the acquisition of AdvancePierre on June 7, 2017.

•
Increase due to net realized derivative losses of $36 million for the nine months of fiscal 2017, compared to net realized derivative gains of $85 million for the nine months of fiscal 2016 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed costs described above. Additionally, cost of sales increased due to net unrealized losses of $85 million for the nine months of fiscal 2017, compared to net unrealized gains of $5 million for the nine months of fiscal 2016, primarily due to our Beef segment commodity risk management activities.

•	Decrease in live cattle costs of approximately $600 million in our Beef segment.

•	Decrease in raw material and other input costs of $55 million in our Prepared Foods segment

•
Remainder of net change is mostly due to increased cost per pound from a mix upgrade in the Chicken segment as we increased sales volume in value-added products as well as increased operating costs, freight, and plant variances across all segments, which also included $63 million of compensation and benefit integration expense.

•	The $78 million impact of higher sales volume was driven by increases in sales volume in all segments, with the majority of the increase in the Beef and Prepared Foods segment.

Selling, General and Administrative

in millions	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Selling, general and administrative expense	$505	$457	$1,482	$1,361
As a percentage of sales	5.1%	4.9%	5.3%	4.9%
Third quarter – Fiscal 2017 vs Fiscal 2016

•	Increase of $48 million in selling, general and administrative was primarily driven by:

•
Increase of $53 million related to the AdvancePierre acquisition, which was comprised of $35 million in acquisition related costs and $18 million from the inclusion of AdvancePierre results post-acquisition.

•	Increase of $5 million in all other primarily related to professional fees and information technology costs.

•
Decrease of $10 million in employee costs primarily due to reduced stock-based and incentive-based compensation, partially offset by $5 million in severance related expenses and $2 million compensation and benefit integration expense.

Nine months – Fiscal 2017 vs Fiscal 2016

•	Increase of $121 million in selling, general and administrative was primarily driven by:

•
Increase of $53 million related to the AdvancePierre acquisition, which was comprised of $35 million in acquisition related costs and $18 million from the inclusion of AdvancePierre results post-acquisition.

•	Increase of $31 million in severance related expenses.

•	Increase of $24 million related to marketing, advertising and promotion expense to drive sales growth.

•	Increase of $8 million due to impairment related to our San Diego Prepared Foods operation.

•	Increase of $12 million in all other primarily related to professional fees and information technology costs.

•	Decrease of $7 million in employee costs, due to reduced stock-based and incentive-based compensation, which was partially offset by $21 million compensation and benefit integration expense.
Interest Expense

in millions	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Cash interest expense	$73	$59	$188	$190
Non-cash interest expense	(2)	1	(3)	1
Total interest expense	$71	$60	$185	$191
Third quarter and nine months – Fiscal 2017 vs Fiscal 2016

•
Cash interest expense primarily included interest expense related to the coupon rates for senior notes and term loans and commitment/letter of credit fees incurred on our revolving credit facilities. The increase in cash interest expense in the third quarter of fiscal 2017 was primarily due to senior unsecured notes and a term loan issued in connection with the AdvancePierre acquisition. The decrease in cash interest expense in the nine months of fiscal 2017 was primarily due to the repayment of our 6.60% 2016 Notes in April of fiscal 2016, partially offset by senior unsecured notes and a term loan issued in connection with the AdvancePierre acquisition.

•	Non-cash interest expense primarily included amounts related to the amortization of debt issuance costs and discounts/premiums on note issuances, offset by interest capitalized.
Other (Income) Expense, net

in millions	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Total other (income) expense, net	$11	$(2)	$22	$(6)
Nine months – Fiscal 2017

•
Included $16 million of legal cost related to a 1995 plant closure of an apparel manufacturing facility operated by a former subsidiary of The Hillshire Brands Company, which was acquired by us in fiscal 2014. Also, included $18 million of bridge financing fees related to the AdvancePierre acquisition, $11 million of income from equity earnings in joint ventures and $1 million in net foreign currency exchange gains.

Nine months – Fiscal 2016

•	Included $8 million of income from equity earnings in joint ventures and $3 million in net foreign currency exchange losses.

Effective Tax Rate

Three Months Ended		Nine Months Ended
July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
27.4%	31.8%	32.5%	33.2%
Third quarter and nine months– Fiscal 2017 – The effective tax rate was impacted by:

•	state income taxes;

•	the domestic production deduction;

•	decrease in tax reserves due to the expiration of statutes of limitations and settlements with taxing authorities; and

•	tax benefit related to expected sale of a non-protein business.

Third quarter and nine months– Fiscal 2016 – The effective tax rate was impacted by:

•	state income taxes;

•	the domestic production deduction; and

•	decrease in tax reserves due to the expiration of statutes of limitations and settlements with taxing authorities.

Segment Results
We operate in four segments: Beef, Pork, Chicken, and Prepared Foods. The following table is a summary of sales and operating income (loss), which is how we measure segment profit.

in millions	Sales
	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Beef	$4,000	$3,783	$11,015	$11,036
Pork	1,322	1,271	3,876	3,674
Chicken	2,870	2,743	8,374	8,116
Prepared Foods	1,944	1,809	5,590	5,509
Other	85	99	257	284
Intersegment sales	(371)	(302)	(997)	(894)
Total	$9,850	$9,403	$28,115	$27,725

in millions	Operating Income (Loss)
	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Beef	$147	$91	$572	$208
Pork	136	122	524	420
Chicken	294	380	790	1,085
Prepared Foods	174	197	451	601
Other	(54)	(23)	(87)	(67)
Total	$697	$767	$2,250	$2,247
Beef Segment Results

in millions	Three Months Ended			Nine Months Ended
	July 1, 2017	July 2, 2016	Change	July 1, 2017	July 2, 2016	Change
Sales	$4,000	$3,783	$217	$11,015	$11,036	$(21)
Sales volume change			0.4%			1.3%
Average sales price change			5.3%			(1.4)%
Operating income	$147	$91	$56	$572	$208	$364
Operating margin	3.7%	2.4%		5.2%	1.9%
Third quarter and nine months – Fiscal 2017 vs Fiscal 2016

•
Sales Volume – Sales volume increased for the nine months and third quarter of fiscal 2017 due to improved availability of cattle supply, stronger domestic demand for our beef products and increased exports.

•
Average Sales Price – Average sales price for the nine months of fiscal 2017 decreased due to increased availability of live cattle supply and lower livestock cost. Average sales price for the third quarter of fiscal 2017 increased as demand for our beef products and strong exports outpaced the increase in live cattle supplies.

•
Operating Income – Operating income increased due to more favorable market conditions as we maximized our revenues relative to the decline in live fed cattle costs, partially offset by higher operating costs.

Pork Segment Results

in millions	Three Months Ended			Nine Months Ended
	July 1, 2017	July 2, 2016	Change	July 1, 2017	July 2, 2016	Change
Sales	$1,322	$1,271	$51	$3,876	$3,674	$202
Sales volume change			0.6%			1.2%
Average sales price change			3.3%			4.3%
Operating income	$136	$122	$14	$524	$420	$104
Operating margin	10.3%	9.6%		13.5%	11.4%
Third quarter and nine months – Fiscal 2017 vs Fiscal 2016

•	Sales Volume – Sales volume increased for the nine months and third quarter of fiscal 2017 due to strong demand for our pork products and increased exports.

•	Average Sales Price – Average sales price increased as demand for our pork products and strong exports outpaced the increase in live hog supplies.

•
Operating Income – Operating income increased as we maximized our revenues relative to the live hog markets, partially attributable to stronger export markets and operational and mix performance, which were partially offset by higher operating costs.

Chicken Segment Results

in millions	Three Months Ended			Nine Months Ended
	July 1, 2017	July 2, 2016	Change	July 1, 2017	July 2, 2016	Change
Sales	$2,870	$2,743	$127	$8,374	$8,116	$258
Sales volume change			1.6%			0.3%
Average sales price change			2.9%			2.9%
Operating income	$294	$380	$(86)	$790	$1,085	$(295)
Operating margin	10.2%	13.9%		9.4%	13.4%
Third quarter and nine months – Fiscal 2017 vs Fiscal 2016

•
Sales Volume – Sales volume was up slightly in the nine months of fiscal 2017 due to better demand for our chicken products, partially offset by operational disruptions from fires at two of our plants and decreased rendered product sales. Sales volume was up for the third quarter of fiscal 2017 due to better demand for our chicken products.

•	Average Sales Price – Average sales price increased for the nine months and third quarter of fiscal 2017 due to sales mix changes.

•
Operating Income – Operating income for the nine months and third quarter of fiscal 2017 was below prior year record results due to higher operating costs which included increased marketing, advertising and promotion spend and compensation and benefit integration expense of $35 million and $5 million for the nine months and third quarter of fiscal 2017, respectively. Additionally, operating income for the nine months of fiscal 2017 was impacted by $24 million of incremental net costs and lower sales volume attributable to the two plant fires. Feed costs decreased $5 million and $15 million for the nine months and third quarter of fiscal 2017, respectively.

Prepared Foods Segment Results

in millions	Three Months Ended			Nine Months Ended
	July 1, 2017	July 2, 2016	Change	July 1, 2017	July 2, 2016	Change
Sales	$1,944	$1,809	$135	$5,590	$5,509	$81
Sales volume change			2.4%			1.1%
Average sales price change			4.9%			0.4%
Operating income	$174	$197	$(23)	$451	$601	$(150)
Operating margin	9.0%	10.9%		8.1%	10.9%
Third quarter and nine months – Fiscal 2017 vs Fiscal 2016

•
Sales Volume – Sales volume increased for the nine months of fiscal 2017 due to improved demand for our retail products and incremental volumes from the AdvancePierre acquisition, partially offset by declines in foodservice. Sales volume increased in the third quarter of fiscal 2017 primarily as the result of incremental volumes from the AdvancePierre acquisition, partially offset by declines in foodservice.

•
Average Sales Price – Average sales price was up slightly for the nine months of fiscal 2017 primarily due to better product mix attributable to the AdvancePierre acquisition, partially offset by a decline in input costs of approximately $55 million. Average sales price increased in the third quarter of fiscal 2017 due to better product mix which was positively impacted by the AdvancePierre acquisition and higher input costs of approximately $25 million.

•
Operating Income – Operating income for the nine months of fiscal 2017 decreased due to an impairment of $52 million related to our San Diego operation, in addition to higher operating costs at some of our facilities, increased marketing, advertising and promotion spend, $28 million of compensation and benefit integration expense and $21 million related to AdvancePierre purchase accounting and acquisition related costs. Operating income for the third quarter of fiscal 2017 decreased due to higher operating costs at some of our facilities and $21 million related to AdvancePierre purchase accounting and acquisition related costs. Additionally, Prepared Foods operating income was positively impacted by $135 million in synergies, of which $19 million was incremental synergies in the third quarter of fiscal 2017. The positive impact of these synergies to operating income was partially offset with investments in innovation, new product launches and supporting the growth of our brands.

Other Results

in millions	Three Months Ended			Nine Months Ended
	July 1, 2017	July 2, 2016	Change	July 1, 2017	July 2, 2016	Change
Sales	$85	$99	$(14)	$257	$284	$(27)
Operating loss	$(54)	$(23)	$(31)	$(87)	$(67)	$(20)
Third quarter and nine months – Fiscal 2017 vs Fiscal 2016

•	Sales – Sales decreased in the third quarter and nine months of fiscal 2017 due to a decline in average sales price and sales volume in our foreign chicken production operations.

•
Operating Loss – Operating loss increased for the third quarter of fiscal 2017 due to $34 million of AdvancePierre third-party acquisition related costs. Operating loss increased for the nine months of fiscal 2017 due to $34 million of AdvancePierre third-party acquisition related costs, partially offset by better performance at our China operation.

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
Cash Flows from Operating Activities

in millions	Nine Months Ended
	July 1, 2017	July 2, 2016
Net income	$1,383	$1,380
Non-cash items in net income:
Depreciation and amortization	543	526
Deferred income taxes	(25)	61
Other, net	106	45
Net changes in operating assets and liabilities	(558)	(139)
Net cash provided by operating activities	$1,449	$1,873

•	Cash flows associated with net changes in operating assets and liabilities for the nine months ended:

•
July 1, 2017 – Decreased primarily due to higher accounts receivable and inventory and lower accounts payable. The higher accounts receivable and inventory balances are primarily attributable to price increases associated with higher input costs and the timing of sales. The lower accounts payable balance is primarily attributable to the timing of payments.

•	July 2, 2016 – Decreased primarily due to lower accounts payable which is largely due to decreased raw material costs and timing of payments.

Cash Flows from Investing Activities

in millions	Nine Months Ended
	July 1, 2017	July 2, 2016
Additions to property, plant and equipment	$(782)	$(515)
(Purchases of)/Proceeds from marketable securities, net	(2)	(2)
Acquisition, net of cash acquired	(3,081)	—
Other, net	(2)	15
Net cash used for investing activities	$(3,867)	$(502)

•	Additions to property, plant and equipment include acquiring new equipment and upgrading our facilities to maintain competitive standing and position us for future opportunities.

•
Capital spending for fiscal 2017 is expected to approximate $1 billion and will include spending for production growth, safety, animal well-being, infrastructure replacements and upgrades, and operational improvements that will result in production and labor efficiencies, yield improvements and sales channel flexibility.

•
Acquisition, net of cash acquired, in fiscal 2017 related to acquiring AdvancePierre as part of our strategy to sustainably feed the world with the fastest growing portfolio of protein-packed brands. AdvancePierre's results from operations subsequent to the acquisition closing are included in the Prepared Foods and Chicken segments. For further description regarding this transaction refer to Part 1, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 2: Acquisition and Dispositions.

•
On April 24, 2017, we announced our intent to sell three non-protein businesses, which are all a part of our Prepared Foods segment, as part of our strategic focus on protein-packed brands. We have reclassified the assets and liabilities related to these businesses to assets and liabilities held for sale in our consolidated condensed balance sheet as of July 1, 2017. We anticipate we will close the transactions by the end of calendar 2017 and expect to record a net pretax gain as a result of the sale of these businesses. For further description refer to Part 1, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 2: Acquisition and Dispositions.

Cash Flows from Financing Activities

in millions	Nine Months Ended
	July 1, 2017	July 2, 2016
Payments on debt	$(1,557)	$(694)
Proceeds from issuance of long-term debt	4,545	1
Borrowings on revolving credit facility	1,750	675
Payments on revolving credit facility	(2,050)	(525)
Proceeds from issuance of commercial paper	4,043	—
Repayments of commercial paper	(3,353)	—
Payment of AdvancePierre TRA liability	(223)	—
Purchases of Tyson Class A common stock	(768)	(1,293)
Dividends	(238)	(162)
Stock options exercised	128	89
Other, net	22	42
Net cash provided by (used for) financing activities	$2,299	$(1,867)

•	Payments on debt included –

•	Nine months of fiscal 2017 - We extinguished $1,146 million of AdvancePierre's debt, which we assumed in the acquisition, and paid down the term loan tranche due June 2020 by $345 million.

•	Nine months of fiscal 2016 - We repaid the outstanding $638 million principal balance on our 2016 Notes.

•
Proceeds from issuance of long-term debt for the nine months of fiscal 2017 included a $1,800 million term loan and $2,743 million from senior unsecured notes after original issue discounts of $7 million.

•
During the nine months of fiscal 2017, we had net payments on our revolving credit facility of $300 million. We had net borrowings on our revolver of $150 million for the nine months of fiscal 2016. We utilized our revolving credit facility for general corporate purposes.

•
During the nine months of fiscal 2017, we had net issuances of $690 million in unsecured short-term promissory notes (commercial paper) pursuant to our commercial paper program. We used the net proceeds from the commercial paper program for general corporate purposes.

•	AdvancePierre Tax Receivable Agreement (TRA) liability was paid to its former shareholders as a result of our assumption of this obligation in the acquisition of AdvancePierre.

•	Purchases of Tyson Class A stock included:

•	$717 million and $1,235 million of shares repurchased pursuant to our share repurchase program during the nine months ended July 1, 2017, and July 2, 2016, respectively.

•	$51 million and $58 million of shares repurchased to fund certain obligations under our equity compensation programs during the nine months ended July 1, 2017, and July 2, 2016, respectively.

•	For the remainder of fiscal 2017 and for fiscal 2018, we currently do not plan to repurchase shares other than to fund obligations under equity compensation programs.

•	Dividends paid during the nine months of fiscal 2017 included a 50% increase to our fiscal 2016 quarterly dividend rate.
Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available at July 1, 2017
Cash and cash equivalents					$231
Short-term investments					4
Revolving credit facility	May 2022	$1,500	$8	—	1,492
Commercial paper					(690)
Total liquidity					$1,037

•	Liquidity includes cash and cash equivalents, short-term investments, and availability under our revolving credit facility, less outstanding commercial paper balance.

•
The revolving credit facility supports our short-term funding needs and letters of credit. The letters of credit issued under this facility are primarily in support of leasing obligations and workers’ compensation insurance programs. Our maximum borrowing under the revolving credit facility during the nine months of fiscal 2017 was $590 million.

•	We expect net interest expense to approximate $270 million for fiscal 2017.

•
At July 1, 2017, approximately $215 million of our cash was held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. Rather, we manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our foreign subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. United States income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of foreign subsidiaries. Our intention is to reinvest the cash held by foreign subsidiaries permanently or to repatriate the cash only when it is tax efficient to do so.

•	Our current ratio was 1.63 to 1 and 1.77 to 1 at July 1, 2017, and October 1, 2016, respectively.
Capital Resources
Credit Facility
Cash flows from operating activities and cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $1.5 billion, to provide additional liquidity for working capital needs, letters of credit and general corporate purposes.

As of July 1, 2017, we had outstanding letters of credit totaling $8 million issued under this facility, none of which were drawn upon, which left $1,492 million available for borrowing. Our revolving credit facility is funded by a syndicate of 41 banks, with commitments ranging from $0.3 million to $106 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.
Commercial Paper Program
Our commercial paper program provides a low-cost source of borrowing to fund general corporate purposes including working capital requirements. The maximum borrowing capacity under the commercial paper program is $800 million. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. As of July 1, 2017, $690 million was outstanding under this program.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At July 1, 2017, and October 1, 2016, the ratio of our net debt to EBITDA was 3.0x and 1.7x, respectively. The increase in this ratio is due to the incremental debt incurred in the third quarter of fiscal 2017 as a result of the AdvancePierre acquisition. Refer to Part I, Item 3, EBITDA Reconciliations, for an explanation and reconciliation to comparable GAAP measures.
Credit Ratings
Term Loan: Tranche due June 2020
Standard & Poor's Rating Services, a Standard & Poor's Financial Services LLC business (S&P), credit rating for the term loan is "BBB." Moody’s Investor Service, Inc. (Moody's) credit rating for the term loan is "Baa2." Fitch Ratings, a wholly owned subsidiary of Fimlac, S.A. (Fitch), credit rating for the term loan is "BBB." The below table outlines the borrowing spread on the outstanding principal balance depending on the rating levels of the term loan from S&P, Moody's and Fitch.

Ratings Level (S&P/Moody's/Fitch)	Tranche due 2020 Borrowing Spread
A-/A3/A- or above	1.000%
BBB+/Baa1/BBB+	1.125%
BBB/Baa2/BBB (current level)	1.250%
BBB-/Baa3/BBB-	1.500%
BB+/Ba1/BB+ or lower	1.750%

Term Loans: Tranche B due April 2019 and Tranche B due August 2019
S&P credit rating for both term loans is "BBB." Moody’s credit rating for both term loans is "Baa2." Fitch's credit rating for both term loans is "BBB." The below table outlines the borrowing spread on the outstanding principal balance depending on the rating levels of both term loans from S&P, Moody's and Fitch.

Ratings Level (S&P/Moody's/Fitch)	Tranche B due April 2019 Borrowing Spread	Tranche B due August 2019 Borrowing Spread
BBB+/Baa1/BBB+ or above	1.000%	1.250%
BBB/Baa2/BBB (current level)	1.125%	1.500%
BBB-/Baa3/BBB-	1.375%	1.750%
BB+/Ba1/BB+	1.625%	2.000%
BB/Ba2/BB or lower	1.875%	2.500%

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
We were in compliance with all debt covenants at July 1, 2017.
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

We are currently conducting a review of our business technology strategy, including assessing our Enterprise Resource Planning (ERP) system, in process ERP implementations, and other technology-enabled platforms to ensure our solutions are aligned with our overall company strategy and are fit for their intended purposes. If we have a significant change in our business technology strategy, or a manner in which we plan to use existing technology assets, we may be exposed to future impairments, which may be significant.
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
Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) the effect of, or changes in, general economic conditions; (ii) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (iii) market conditions for finished products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (iv) successful rationalization of existing facilities and operating efficiencies of the facilities; (v) risks associated with our commodity purchasing activities; (vi) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (vii) outbreak of a livestock disease (such as avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an adverse effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to access certain domestic and foreign markets; (viii) changes in availability and relative costs of labor and contract growers and our ability to maintain good relationships with employees, labor unions, contract growers and independent producers providing us livestock; (ix) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (x) changes in consumer preference and diets and our ability to identify and react to consumer trends; (xi) significant marketing plan changes by large customers or loss of one or more large customers; (xii) adverse results from litigation; (xiii) impacts on our operations caused by factors and forces beyond our control, such as natural disasters, fire, bioterrorism, pandemic or extreme weather; (xiv) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xv) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws; (xvi) our ability to make effective acquisitions or joint ventures and successfully integrate newly acquired businesses into existing operations; (xvii) cyber incidents, security breaches or other disruptions of our information technology systems; (xviii) effectiveness of advertising and marketing programs; and (xix) those factors listed under Part II, Item 1A. "Risk Factors" in this report and Part I, Item 1A. “Risk Factors” included in our Annual Report filed on Form 10-K for the year ended October 1, 2016.

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
Commodities Risk: We purchase certain commodities, such as grains and livestock in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of July 1, 2017, and October 1, 2016, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis included hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value		in millions
	July 1, 2017	October 1, 2016
Livestock:
Live Cattle	$40	$5
Feeder Cattle	15	—
Lean Hogs	21	7
Grain:
Corn	18	26
Soy Meal	13	8
Interest Rate Risk: At July 1, 2017, we had variable rate debt of $3,847 million with a weighted average interest rate of 2.1%. A hypothetical 10% increase in interest rates effective at July 1, 2017, and October 1, 2016, would have a minimal effect on interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At July 1, 2017, we had fixed-rate debt of $6,977 million with a weighted average interest rate of 4.2%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $141 million at July 1, 2017, and $71 million at October 1, 2016. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
We have interest rate risk associated with our pension and post-retirement benefit obligations. Changes in interest rates impact the liabilities associated with these benefit plans as well as the amount of income or expense recognized for these plans. Declines in the value of the plan assets could diminish the funded status of the pension plans and potentially increase the requirements to make cash contributions to these plans. See Part II, Item 8, Notes to Consolidated Financial Statements, Note 14: Pensions and Other Postretirement Benefits in our Annual Report on Form 10-K for the year ended October 1, 2016, for additional information.

Foreign Currency Risk: We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Japanese yen and the Mexican peso. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at July 1, 2017, and October 1, 2016, related to the foreign exchange forward and option contracts would have a $7 million and $3 million impact, respectively, on pretax income.
Concentration of Credit Risk: Refer to our market risk disclosures set forth in our 2016 Annual Report filed on Form 10-K for the year ended October 1, 2016, for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2016 Annual Report.
EBITDA Reconciliations
A reconciliation of net income to EBITDA is as follows (in millions, except ratio data):

	Nine Months Ended		Fiscal Year Ended	Twelve Months Ended
	July 1, 2017	July 2, 2016	October 1, 2016	July 1, 2017

Net income	$1,383	$1,380	$1,772	$1,775
Less: Interest income	(5)	(5)	(6)	(6)
Add: Interest expense	185	191	249	243
Add: Income tax expense	665	687	826	804
Add: Depreciation	474	460	617	631
Add: Amortization (a)	63	60	80	83
EBITDA	$2,765	$2,773	$3,538	$3,530

Total gross debt			$6,279	$10,824
Less: Cash and cash equivalents			(349)	(231)
Less: Short-term investments			(4)	(4)
Total net debt			$5,926	$10,589

Ratio Calculations:
Gross debt/EBITDA			1.8x	3.1x
Net debt/EBITDA			1.7x	3.0x

(a)
Excludes the amortization of debt discount expense of $6 million for the nine months ended July 1, 2017, and July 2, 2016, and $8 million for the fiscal year ended October 1, 2016, and for the twelve months ended July 1, 2017, as it is included in interest expense.

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
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of July 1, 2017, our disclosure controls and procedures were effective.
On June 7, 2017, the Company completed the acquisition of AdvancePierre. See Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 2: Acquisition and Dispositions, for a discussion of the acquisition and related financial data. The Company is in the process of integrating AdvancePierre and the Company’s internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Excluding the AdvancePierre acquisition, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Refer to the description of certain legal proceedings pending against us under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 16: Commitments and Contingencies, which discussion is incorporated herein by reference. Listed below are certain additional legal proceedings involving the Company and/or its subsidiaries.
On January 27, 2017, Haff Poultry, Inc., Craig Watts, Johnny Upchurch, Jonathan Walters and Brad Carr, acting on behalf of themselves and a putative class of broiler chicken farmers, filed a class action complaint against us and certain of our poultry subsidiaries, as well as several other vertically-integrated poultry processing companies, in the United States District Court for the Eastern District of Oklahoma. On March 28, 2017, a second class action complaint making similar claims on behalf of a similarly defined putative class was filed in the United States District Court for the Eastern District of Oklahoma. Plaintiffs in the two cases sought to have the matters consolidated, and, on July 10, 2017, filed a consolidated amended complaint styled In re Broiler Chicken Grower Litigation. The plaintiffs allege, among other things, that the defendants colluded not to compete for broiler raising services “with the purpose and effect of fixing, maintaining, and/or stabilizing grower compensation below competitive levels.” The plaintiffs also allege that the defendants “agreed to share detailed data on [g]rower compensation with one another, with the purpose and effect of artificially depressing [g]rower compensation below competitive levels.” The plaintiffs contend these alleged acts constitute violations of the Sherman Antitrust Act and Section 202 of the Grain Inspection, Packers and Stockyards Act of 1921. The plaintiffs are seeking treble damages, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative class. This matter is in its initial stage, and we intend to defend against these allegations.
On April 23, 2015, the United States Environmental Protection Agency (EPA) issued a Finding and Notice of Violation (NOV) to Tyson Foods, Inc. and our subsidiary, Southwest Products, LLC, alleging violations of the California Truck and Bus Regulation. The NOV alleged that certain diesel-powered trucks operated by us in California did not comply with California’s emission requirements for in-use trucks and that we did not verify the compliance status of independent carriers hired to carry products in California. In January 2016, the EPA proposed that we pay a civil penalty of $283,990 to resolve these allegations. In June 2017, the EPA withdrew this proposal and referred the matter to the California Air Resources Board (CARB). We are cooperating with the CARB and, in July 2017, we signed a tolling agreement with the CARB. The CARB has not yet made a demand in the matter.
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
In addition to the information set forth below and elsewhere in this Form 10-Q and the risk factors listed in Part I, Item 1A. "Risk Factors” in our Annual Report on Form 10-K for the year ended October 1, 2016, you should carefully consider the risk factors set forth below. These risks could materially adversely affect our business, financial condition or results of operations.
Risks Related to the AdvancePierre Foods Holdings, Inc. (AdvancePierre) Acquisition
The integration of AdvancePierre may be more difficult, costly or time consuming than expected, and the acquisition may not result in any or all of the anticipated benefits, including cost synergies.
The success of the acquisition of AdvancePierre, including the realization of the anticipated benefits, will depend in part on our ability to successfully integrate AdvancePierre’s businesses in an efficient and effective manner. We may not be able to accomplish this integration process smoothly or successfully. The necessity of coordinating geographically separated organizations, systems and facilities and addressing possible differences in business backgrounds, corporate cultures and management philosophies may increase the difficulties of integration. Failure to effectively integrate the businesses could adversely impact the expected benefits of the acquisition, including cost synergies stemming from supply chain efficiencies, merchandising activities and overlapping general and administrative functions.
The integration of two large companies is complex, and we will be required to devote significant management attention and incur substantial costs to integrate AdvancePierre's and Tyson’s business practices, policies, cultures and operations. This diversion of our management’s attention from day-to-day business operations and the execution and pursuit of strategic plans and initiatives could result in performance shortfalls, which could adversely impact the combined company’s business, operations and financial results. The integration process could also result in the loss of key employees, which could adversely impact the combined company’s future financial results.
Furthermore, during the integration planning process, we may encounter additional challenges and difficulties, including those related to, without limitation, managing a larger combined company; streamlining supply chains, consolidating corporate and administrative infrastructures and eliminating overlapping operations; retaining our existing vendors and customers; unanticipated issues in integrating information technology, communications and other systems; and unforeseen and unexpected liabilities related to the acquisition of AdvancePierre. Delays encountered in the integration could adversely impact the business, financial condition and operations of the combined company.
We continue to evaluate our estimates of synergies to be realized from the AdvancePierre acquisition and refine them. Our actual cost savings could differ materially from our current estimates. Actual cost savings, the costs required to realize the cost savings and the source of the cost savings could differ materially from our estimates, and we cannot assure you that we will achieve the full amount of cost savings on the schedule anticipated or at all or that these cost savings programs will not have other adverse effects on our business. In light of these uncertainties, you should not place undue reliance on our estimated cost savings.
Finally, we may not be able to achieve the targeted operating or long-term strategic benefits of the AdvancePierre acquisition in a timely manner or at all or could incur higher transition costs than anticipated. An inability to realize the full extent of, or any of, the anticipated benefits of the AdvancePierre acquisition, as well as any delays encountered in the integration process, could have an adverse effect on our business, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Apr. 2, 2017 to Apr. 29, 2017	73,661		$63.28	—		29,110,992
Apr. 30, 2017 to Jun. 3, 2017	46,806		60.09	—		29,110,992
Jun. 4, 2017 to Jul. 1, 2017	1,332,943		62.02	1,288,997		27,821,995
Total	1,453,410	(2)	$62.03	1,288,997	(3)	27,821,995

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

(2)
We purchased 164,413 shares during the period that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 143,023 shares purchased in open market transactions and 21,390 shares withheld to cover required tax withholdings on the vesting of restricted stock.

(3)	These shares were purchased during the period pursuant to our previously announced stock repurchase program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed with this report.

Exhibit No.	Exhibit Description

2.1
Agreement and Plan of Merger dated as of April 25, 2017 among Tyson Foods, Inc., AdvancePierre Foods Holdings, Inc. and DVB Merger Sub, Inc. (previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 28, 2017, Commission File No. 001-14704, and incorporated herein by reference).

4.1
Supplemental Indenture dated as of June 2, 2017, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture, dated as of June 1, 1995 (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 2, 2017, Commission File No. 001-14704, and incorporated herein by reference).

4.2
Form of Floating Rate Senior Notes due 2019 (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 2, 2017, Commission File No. 001-14704, and incorporated herein by reference).

4.3
Supplemental Indenture dated as of June 2, 2017, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture, dated as of June 1, 1995 (previously filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on June 2, 2017, Commission File No. 001-14704, and incorporated herein by reference).

4.4
Form of Floating Rate Senior Notes due 2020 (previously filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on June 2, 2017, Commission File No. 001-14704, and incorporated herein by reference).

4.5
Supplemental Indenture dated as of June 2, 2017, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture, dated as of June 1, 1995 (previously filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed on June 2, 2017, Commission File No. 001-14704, and incorporated herein by reference).

4.6
Form of 3.55% Senior Notes due 2027 (previously filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed on June 2, 2017, Commission File No. 001-14704, and incorporated herein by reference).

4.7
Supplemental Indenture dated as of June 2, 2017, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture, dated as of June 1, 1995 (previously filed as Exhibit 4.8 to the Company's Current Report on Form 8-K filed on June 2, 2017, Commission File No. 001-14704, and incorporated herein by reference).

4.8
Form of 4.55% Senior Notes due 2047 (previously filed as Exhibit 4.8 to the Company's Current Report on Form 8-K filed on June 2, 2017, Commission File No. 001-14704, and incorporated herein by reference).

10.1
Term Loan Agreement, dated as of May 12, 2017, among the Company, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 17, 2017, Commission File No. 001-14704, and incorporated herein by reference).

10.2
Amended and Restated Credit Agreement, dated as of May 12, 2017, among the Company, the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 17, 2017, Commission File No. 001-14704, and incorporated herein by reference).

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended July 1, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: August 7, 2017	/s/ Dennis Leatherby
Dennis Leatherby
Executive Vice President and Chief Financial Officer

Date: August 7, 2017	/s/ Curt T. Calaway
Curt T. Calaway
Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1
Agreement and Plan of Merger dated as of April 25, 2017 among Tyson Foods, Inc., AdvancePierre Foods Holdings, Inc. and DVB Merger Sub, Inc. (previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 28, 2017, Commission File No. 001-14704, and incorporated herein by reference).

4.1
Supplemental Indenture dated as of June 2, 2017, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture, dated as of June 1, 1995 (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 2, 2017, Commission File No. 001-14704, and incorporated herein by reference).

4.2
Form of Floating Rate Senior Notes due 2019 (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 2, 2017, Commission File No. 001-14704, and incorporated herein by reference).

4.3
Supplemental Indenture dated as of June 2, 2017, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture, dated as of June 1, 1995 (previously filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on June 2, 2017, Commission File No. 001-14704, and incorporated herein by reference).

4.4
Form of Floating Rate Senior Notes due 2020 (previously filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on June 2, 2017, Commission File No. 001-14704, and incorporated herein by reference).

4.5
Supplemental Indenture dated as of June 2, 2017, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture, dated as of June 1, 1995 (previously filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed on June 2, 2017, Commission File No. 001-14704, and incorporated herein by reference).

4.6
Form of 3.55% Senior Notes due 2027 (previously filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed on June 2, 2017, Commission File No. 001-14704, and incorporated herein by reference).

4.7
Supplemental Indenture dated as of June 2, 2017, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture, dated as of June 1, 1995 (previously filed as Exhibit 4.8 to the Company's Current Report on Form 8-K filed on June 2, 2017, Commission File No. 001-14704, and incorporated herein by reference).

4.8
Form of 4.55% Senior Notes due 2047 (previously filed as Exhibit 4.8 to the Company's Current Report on Form 8-K filed on June 2, 2017, Commission File No. 001-14704, and incorporated herein by reference).

10.1
Term Loan Agreement, dated as of May 12, 2017, among the Company, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 17, 2017, Commission File No. 001-14704, and incorporated herein by reference).

10.2
Amended and Restated Credit Agreement, dated as of May 12, 2017, among the Company, the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 17, 2017, Commission File No. 001-14704, and incorporated herein by reference).

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended July 1, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements.