Form 10-K
period 2017-09-30
TYSON FOODS INC
filed 2017-11-13
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the fiscal year ended	September 30, 2017

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2017.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	297,596,071
Class B Common Stock, $0.10 Par Value (Class B stock)	70,010,755

On April 1, 2017, the aggregate market value of the registrant’s Class A Common Stock, $0.10 par value (Class A stock), and Class B Common Stock, $0.10 par value (Class B stock), held by non-affiliates of the registrant was $17,568,317,217 and $663,691, respectively. Class B stock is not publicly listed for trade on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis, so the market value was calculated based on the market price of Class A stock.
On October 28, 2017, there were 297,708,610 shares of Class A stock and 70,010,355 shares of Class B stock outstanding.
INCORPORATION BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held February 8, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS
GENERAL
Tyson Foods, Inc. and its subsidiaries (collectively, the “Company,” “we,” “us,” “our,” “Tyson Foods” or “Tyson”) (NYSE: TSN) is one of the world’s largest food companies and a recognized leader in protein. Founded in 1935 by John W. Tyson and grown under three generations of family leadership, the Company has a broad portfolio of products and brands like Tyson®, Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, Aidells®, ibp® and State Fair®. Tyson Foods innovates continually to make protein more sustainable, tailor food for everywhere it’s available and raise the world’s expectations for how much good food can do. Headquartered in Springdale, Arkansas, the company had approximately 122,000 team members on September 30, 2017. Through its Core Values, Tyson Foods strives to operate with integrity, create value for its shareholders, customers, communities and team members and serve as a steward of the animals, land and environment entrusted to it. Some of the key factors influencing our business are customer demand for our products; the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace; accessibility of international markets; market prices for our products; the cost and availability of live cattle and hogs, raw materials and feed ingredients; and operating efficiencies of our facilities.
We operate a fully vertically-integrated chicken production process. Our integrated operations consist of breeding stock, contract growers, feed production, processing, further-processing, marketing and transportation of chicken and related allied products, including animal and pet food ingredients. Through our wholly-owned subsidiary, Cobb-Vantress, Inc., we are one of the leading poultry breeding stock suppliers in the world. Investing in breeding stock research and development allows us to breed into our flocks the characteristics found to be most desirable.
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
On June 7, 2017, we acquired and consolidated AdvancePierre Foods Holdings, Inc. ("AdvancePierre"), a producer and distributor of value-added, convenient, ready-to-eat sandwiches, sandwich components and other entrées and snacks. AdvancePierre's results of operations are included in the Prepared Foods and Chicken segments. For further description of this transaction, refer to Part II, Item 8, Notes to Consolidated Financial Statements, Note 3: Acquisitions and Dispositions.
As part of our commitment to innovation and growth, in fiscal 2017 we launched a venture capital fund focused on investing in companies developing breakthrough technologies, business models and products to sustainably feed a growing world population. The Tyson New Ventures LLC, fund is used to broaden our exposure to innovative, new forms of protein and ways of sustainably producing food to complement the Company's continuing investments in innovation in our core Beef, Pork, Chicken and Prepared Foods businesses.
FINANCIAL INFORMATION OF SEGMENTS
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
Chicken: The primary raw materials used in our domestic chicken operations are corn and soybean meal used as feed and live chickens raised primarily by independent contract growers. Our vertically-integrated chicken process begins with the grandparent breeder flocks and ends with broilers for processing. Breeder flocks (i.e., grandparents) are raised to maturity in grandparent growing and laying farms where fertile eggs are produced. Fertile eggs are incubated at the grandparent hatchery and produce pullets (i.e., parents). Pullets are sent to breeder houses, and the resulting eggs are sent to our hatcheries. Once chicks have hatched, they are sent to broiler farms. There, contract growers care for and raise the chicks according to our standards, with advice from our technical service personnel, until the broilers reach the desired processing weight. Adult chickens are transported to processing plants where they are harvested and converted into finished products, which are then sent to distribution centers and delivered to customers.
We operate feed mills to produce scientifically-formulated feeds. In fiscal 2017, corn, soybean meal and other feed ingredients were major production costs, representing roughly 55% of our cost of growing a live chicken domestically. In addition to feed ingredients to grow the chickens, we use cooking ingredients, packaging materials and cryogenic agents. We believe our sources of supply for these materials are adequate for our present needs, and we do not anticipate any difficulty in acquiring these materials in the future. While we produce nearly all our inventory of breeder chickens and live broilers, we also purchase ice-packed or deboned chicken, including no antibiotics ever (sometimes referred to as "NAE") certified chicken, to meet production and sales requirements.
Prepared Foods: The primary raw materials used in our prepared foods operations are commodity based raw materials, including beef, pork, chicken, turkey, corn, flour, vegetables, bread, breading, cheese, eggs, seasonings, and other cooking ingredients. Some of these raw materials are provided by our other segments, while others may be purchased from numerous suppliers and manufacturers. We believe the sources of supply of raw materials are adequate for our present needs.

SEASONAL DEMAND
Demand for beef, chicken and certain prepared foods products, such as hot dogs and smoked sausage, generally increases during the spring and summer months and generally decreases during the winter months. Pork and certain other prepared foods products, such as prepared meals, meat dishes, appetizers, frozen pies and breakfast sausage, generally experience increased demand during the winter months, primarily due to the holiday season, while demand generally decreases during the spring and summer months.
CUSTOMERS
Wal-Mart Stores, Inc. accounted for 17.3% of our fiscal 2017 consolidated sales. Sales to Wal-Mart Stores, Inc. were included in all of our segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations. No other single customer or customer group represented more than 10% of fiscal 2017 consolidated sales.
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
FOREIGN OPERATIONS
We sold products in approximately 117 countries in fiscal 2017. Major sales markets include Canada, Central America, China, the European Union, Japan, Mexico, the Middle East, South Korea and Taiwan.
We have the following foreign operations:

•
Cobb-Vantress, a chicken breeding stock subsidiary, has business interests in Argentina, Brazil, China, the Dominican Republic, India, Japan, the Netherlands, New Zealand, the Philippines, Spain, Turkey, the United Kingdom and Venezuela.

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
RESEARCH AND DEVELOPMENT
We conduct continuous research and development activities to improve product development, to automate manual processes in our processing plants and growout operations, and to improve chicken breeding stock. With regards to our food products we have two research and development locations, our Discovery Center in Springdale, Arkansas, and another center located in Downers Grove, Illinois. The centers include more than 80,000 square feet of United States Department of Agriculture ("USDA") pilot plant space, two consumer sensory and focus group areas, a packaging lab and 25 research kitchens. The centers enable us to bring new market-leading retail and foodservice products to the customer quickly and efficiently. Research and development costs totaled $113 million, $96 million, and $75 million in fiscal 2017, 2016 and 2015, respectively.
ENVIRONMENTAL REGULATION AND FOOD SAFETY
Our facilities for processing beef, pork, chicken, turkey and prepared foods, milling feed and housing live chickens and swine are subject to a variety of international, federal, state and local environmental laws and regulations, which include provisions relating to the discharge of materials into the environment and generally provide for protection of the environment. We believe we are in substantial compliance with such applicable laws and regulations and are not aware of any violations of such laws and regulations likely to result in material penalties or material increases in compliance costs. The cost of compliance with such laws and regulations has not had a material adverse effect on our capital expenditures, earnings or competitive position, and except as described below, is not anticipated to have a material adverse effect in the future.

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
We work to ensure our products meet high standards of food safety and quality. In addition to our own internal Food Safety and Quality Assurance oversight and review, our beef, pork, chicken, and prepared foods products are subject to inspection prior to distribution, primarily by the USDA and the United States Food and Drug Administration. We are also participants in the United States Hazard Analysis Critical Control Point program and are subject to the Sanitation Standard Operating Procedures and the Public Health Security and Bioterrorism Preparedness and Response Act of 2002. Additionally, our foreign operations are subject to various other food safety and quality assurance oversight and review.
EMPLOYEES AND LABOR RELATIONS
As of September 30, 2017, we employed approximately 122,000 employees. Approximately 117,000 employees were employed in the United States, and 5,000 employees were employed in foreign countries, primarily in China. Approximately 31,000 employees in the United States were subject to collective bargaining agreements with various labor unions, with approximately 10% of those employees at locations either under negotiation for contract renewal or included under agreements expiring in fiscal 2018. The remaining agreements expire over the next several years. Approximately 4,000 employees in foreign countries were subject to collective bargaining agreements. We believe our overall relations with our workforce are good.
MARKETING AND DISTRIBUTION
Our principal marketing objective is to be the preferred provider of beef, pork, chicken, and prepared foods products for our customers and consumers. We build the Tyson®, Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, Aidells®, ibp® and State Fair® brands while supporting strong regional and emerging brands primarily through well-defined, product-specific advertising, marketing, and public relations efforts focused toward key consumer targets with specific needs. We identify growth and business opportunities through consumer and customer insights derived via leading research and analytic capabilities. We utilize our national distribution system and customer support services to achieve the leading market position for our products and brands.
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
AVAILABILITY OF SEC FILINGS AND CORPORATE GOVERNANCE DOCUMENTS ON INTERNET WEBSITE
We maintain an internet website for investors at http://ir.tyson.com. On this website, we make available, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, XBRL (eXtensible Business Reporting Language) reports, and all amendments to any of those reports, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission. Also available on the website for investors are the Corporate Governance Principles, Audit Committee charter, Compensation and Leadership Development Committee charter, Governance and Nominating Committee charter, Strategy and Acquisitions Committee charter, Code of Conduct and Whistleblower Policy. Our corporate governance documents are available in print, free of charge to any shareholder who requests them.

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain information in this report constitutes forward-looking statements. Such forward-looking statements include, but are not limited to, current views and estimates of our outlook for fiscal 2018, other future economic circumstances, industry conditions in domestic and international markets, our performance and financial results (e.g., debt levels, return on invested capital, value-added product growth, capital expenditures, tax rates, access to foreign markets and dividend policy). These forward-looking statements are subject to a number of factors and uncertainties that could cause our actual results and experiences to differ materially from anticipated results and expectations expressed in such forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (ii) market conditions for finished products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (iii) outbreak of a livestock disease (such as avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an adverse effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to access certain domestic and foreign markets; (iv) the integration of AdvancePierre Foods Holdings, Inc.; (v) the effectiveness of our financial fitness program; (vi) the implementation of an enterprise resource planning system; (vii) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (viii) changes in availability and relative costs of labor and contract growers and our ability to maintain good relationships with employees, labor unions, contract growers and independent producers providing us livestock; (ix) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (x) changes in consumer preference and diets and our ability to identify and react to consumer trends; (xi) effectiveness of advertising and marketing programs; (xii) our ability to leverage brand value propositions; (xiii) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xiv) impairment in the carrying value of our goodwill or indefinite life intangible assets; (xv) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws; (xvi) adverse results from litigation; (xvii) cyber incidents, security breaches or other disruptions of our information technology systems; (xviii) our ability to make effective acquisitions or joint ventures and successfully integrate newly acquired businesses into existing operations; (xix) risks associated with our commodity purchasing activities; (xx) the effect of, or changes in, general economic conditions; (xxi) significant marketing plan changes by large customers or loss of one or more large customers; (xxii) impacts on our operations caused by factors and forces beyond our control, such as natural disasters, fire, bioterrorism, pandemics or extreme weather; (xxiii) failure to maximize or assert our intellectual property rights; (xxiv) our participation in a multiemployer pension plan; (xxv) the Tyson Limited Partnership’s ability to exercise significant control over the Company; (xxvi) effects related to changes in tax rates, valuation of deferred tax assets and liabilities, or tax laws and their interpretation; (xxvii) volatility in capital markets or interest rates; and (xxviii) those factors listed under Item 1A. “Risk Factors.”
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
Our results of operations and financial condition, as well as the selling prices for our products, are dependent upon the cost and supply of commodities and raw materials such as beef, pork, poultry, corn, soybean, packaging materials and energy and, to a lesser extent, cheese, fruit, seasoning blends, flour, corn syrup, corn oils, butter and sugar. Corn, soybean meal and other feed ingredients, for instance, represented roughly 55% of our cost of growing a live chicken in fiscal 2017. Production and pricing of these commodities are determined by constantly changing market forces of supply and demand over which we have limited or no control. Such factors include, among other things, weather patterns throughout the world, outbreaks of disease, the global level of supply inventories and demand for grains and other feed ingredients, as well as agricultural and energy policies of domestic and foreign governments.
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
The food industry in general is intensely competitive. We face competition from other food producers and processors that have various product ranges and geographic reach. Some of the factors on which we compete include: pricing, product safety and quality, brand identification, innovation, breadth and depth of product offerings, availability of our products (including distribution channels used, such as e-commerce) and competing products, customer service, and credit terms.
From time to time in response to these competitive pressures or to maintain market share, we may need to reduce the prices for some of our products or increase or reallocate spending on marketing, advertising and promotions and new product innovation. Such pressures also may restrict our ability to increase prices in response to raw material and other cost increases. Any reduction in prices as a result of competitive pressures, or any failure to increase prices to offset cost increases, could harm our profit margins. If we reduce prices but we cannot increase sales volumes to offset the price changes, then our financial condition and results of operations will suffer. Alternatively, if we do not reduce our prices and our competitors seek advantage through pricing or promotional changes, our revenues and market share could be adversely affected.
Outbreaks of livestock diseases can adversely impact our ability to conduct our operations and the supply and demand for our products.
Supply of and demand for our products can be adversely impacted by outbreaks of livestock diseases, which can have a significant impact on our financial results. Efforts are taken to control disease risks by adherence to good production practices and extensive precautionary measures designed to ensure the health of livestock. However, outbreaks of disease and other events, which may be beyond our control, either in our own livestock or livestock owned by independent producers who sell livestock to us, could significantly affect demand for our products, consumer perceptions of certain protein products, the availability of livestock for purchase by us and our ability to conduct our operations. Moreover, the outbreak of livestock diseases, particularly in our Chicken segment, could have a significant effect on the livestock we own by requiring us to, among other things, destroy any affected livestock. Furthermore, an outbreak of disease could result in governmental restrictions on the import and export of our products to or from our suppliers, facilities or customers. This could also result in negative publicity that may have an adverse effect on our ability to market our products successfully and on our financial results.
The integration of AdvancePierre may be more difficult, costly or time consuming than expected, and the acquisition may not result in any or all of the anticipated benefits, including cost synergies.
The success of the acquisition of AdvancePierre, including the realization of the anticipated benefits, will depend in part on our ability to successfully integrate AdvancePierre’s businesses in an efficient and effective manner. We may not be able to accomplish this integration process smoothly or successfully. The necessity of coordinating geographically separated organizations, systems and facilities and addressing possible differences in business backgrounds, corporate cultures and management philosophies may increase the difficulties of integration. Failure to effectively integrate the businesses could adversely impact the expected benefits of the acquisition, including cost synergies arising from supply chain efficiencies, merchandising activities and overlapping general and administrative functions.
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
We may not realize any or all of the anticipated benefits of our financial fitness program, which may prove to be more difficult, costly, or time consuming than expected.
In the fourth quarter of fiscal 2017, our Board of Directors approved a multi-year restructuring program (the “Financial Fitness Program”), which is expected to contribute to the Company’s overall strategy of financial fitness through increased operational effectiveness and overhead reduction. For more information regarding this program, refer to the heading “Overview” set forth in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.
The success of the Financial Fitness Program, including the realization of the anticipated benefits, will depend in part on our ability to successfully implement the program in an efficient and effective manner. The implementation of the Financial Fitness Program may be more difficult, costly, or time consuming than expected, and the Financial Fitness Program may not result in any or all of the anticipated benefits. If we are unable to implement the Financial Fitness Program smoothly or successfully, or we otherwise do not capture the anticipated savings, our business, results of operations and financial condition for future periods could be negatively impacted.
In addition, we may incur higher costs associated with reductions in overhead than anticipated, and the reduction in overhead could result in performance shortfalls. The Financial Fitness Program may become a distraction for our organization and may disrupt our ongoing business operations; cause deterioration in employee morale; disrupt or weaken the internal control structures of the affected business operations; and result in negative publicity which could affect our corporate reputation. If we are unable to successfully manage the negative consequences of the Financial Fitness Program, our business, results of operations and financial condition for future periods could be adversely affected.
We may experience difficulties in implementing an enterprise resource planning system over the next few years.
We are engaged in a multi-year implementation of an enterprise resource planning (“ERP”) system. Such an implementation is a major undertaking from a financial, management, and personnel perspective. The implementation of the ERP system may prove to be more difficult, costly, or time consuming than expected, and there can be no assurance that this system will continue to be beneficial to the extent anticipated. Any disruptions, delays or deficiencies in the design and implementation of our new ERP system could adversely affect our ability to process orders, ship products, send invoices and track payments, fulfill contractual obligations, produce financial reports, or otherwise operate our business. As we implement our new ERP system, our exposure to system attacks may be elevated because we will be running old and new processes in parallel and must simultaneously protect both the new system and legacy systems. If we are unable to implement the ERP system smoothly or successfully, or we otherwise do not capture anticipated benefits, our business, results of operations and financial condition for future periods could be negatively impacted. Additionally, our implementation of the ERP system may involve greater utilization of third-party “cloud” computing services in connection with our business operations. Problems faced by us or our third-party “cloud” computing providers, including technological or business-related disruptions, as well as cybersecurity threats, could adversely impact our business, results of operations and financial condition for future periods.
We are subject to risks associated with our international activities, which could negatively affect our sales to customers in foreign countries, as well as our operations and assets in such countries.
In fiscal 2017, we sold products to approximately 117 countries. Major sales markets include Canada, Central America, China, the European Union, Japan, Mexico, the Middle East, South Korea and Taiwan. Our sales to customers in foreign countries for fiscal 2017 totaled $4.5 billion, of which $3.9 billion related to export sales from the United States. In addition, we had approximately $217 million of long-lived assets located in foreign countries, primarily Brazil, China, European Union and India, at the end of fiscal 2017.
As a result, we are subject to various risks and uncertainties relating to international sales and operations, including:

•
imposition of tariffs, quotas, trade barriers and other trade protection measures imposed by foreign countries regarding the importation of beef, pork, poultry, and prepared foods products, in addition to import or export licensing requirements imposed by various foreign countries;

•	closing of borders by foreign countries to the import of beef, pork, and poultry products due to animal disease or other perceived health or safety issues;

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
We have approximately 122,000 employees, approximately 35,000 of whom are covered by collective bargaining agreements or are members of labor unions. Our operations depend on the availability and relative costs of labor and maintaining good relations with employees and the labor unions. If we fail to maintain good relations with our employees or with the labor unions, we may experience labor strikes or work stoppages, which could adversely affect our financial results.
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
If our products become contaminated, we may be subject to product liability claims and product recalls, which could adversely affect our financial results and damage our reputation.
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
Our financial success is dependent on anticipating changes in consumer preferences, purchasing behaviors and dietary habits and successfully developing and launching new products and product extensions that consumers want in the channels where they shop. We devote significant resources to new product development and product extensions, however we may not be successful in developing innovative new products or our new products may not be commercially successful. To the extent we are not able to effectively gauge the direction of our key markets and successfully identify, develop, manufacture and market new or improved products in these changing markets, such as adapting to emerging e-commerce channels, our financial results and our competitive position will suffer. In addition, our introduction of new products or product extensions may generate litigation or other legal proceedings against us by competitors claiming infringement of their intellectual property or other rights, which could negatively impact our results of operations.
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
Our indebtedness, including borrowings under our revolving credit facility and commercial paper program, may increase from time to time for various reasons, including fluctuations in operating results, working capital needs, capital expenditures and possible acquisitions, joint ventures or other significant initiatives. Our consolidated indebtedness level could adversely affect our business because:

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
Goodwill and indefinite life intangible assets are initially recorded at fair value and not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise. In assessing the carrying value of goodwill and indefinite life intangible assets, we make estimates and assumptions about sales, operating margins, growth rates, royalty rates, EBITDA multiples, and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated principally using an income approach. The income approach is based on the present value of future cash flows of each reporting unit and are believed to reflect market participant views which would exist in an exit transaction. Indefinite life intangible asset valuations have been calculated principally using relief-from-royalty and excess earnings approaches and are believed to reflect market participant views which would exist in an exit transaction. Under these valuation approaches, we are required to make various judgmental assumptions about appropriate discount rates. Disruptions in global credit and other financial markets and deterioration of economic conditions, could, among other things, cause us to increase the discount rate used in the valuations. We could be required to evaluate the recoverability of goodwill and indefinite life intangible assets prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses could result in impairment charges in the future, which could be substantial. As of September 30, 2017, we had $13.4 billion of goodwill and indefinite life intangible assets, which represented approximately 48% of total assets.
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
We operate in a highly-regulated environment with constantly evolving legal and regulatory frameworks. Consequently, we are subject to heightened risk of legal claims or other regulatory enforcement actions. Although we have implemented policies and procedures designed to ensure compliance with existing laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies and procedures. Moreover, a failure to maintain effective control processes could lead to violations, unintentional or otherwise, of laws and regulations. Legal claims or regulatory enforcement actions arising out of our failure or alleged failure to comply with applicable laws and regulations, including those contained in Item 3, Legal Proceedings and Part II, Item 8, Notes to Consolidated Financial Statements, Note 20: Commitments and Contingencies in this Annual Report on Form 10-K, could subject us to civil and criminal penalties, including debarment from governmental contracts that could materially and adversely affect our product sales, reputation, financial condition and results of operations. Loss of or failure to obtain necessary permits and registrations could delay or prevent us from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results.

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

Additionally, from time to time, we may divest businesses that do not meet our strategic objectives or do not meet our growth or profitability targets. We may not be able to complete desired or proposed divestitures on terms favorable to us. Gains or losses on the sales of, or lost operating income from, those businesses may affect our profitability and margins. Moreover, we may incur asset impairment charges related to divestitures that reduce our profitability. Our divestiture activities may present financial, managerial and operational risks. Those risks include diversion of management attention from existing businesses, difficulties separating personnel and financial and other systems, possible need for providing transition services to buyers, adverse effects on existing business relationships with suppliers and customers and indemnities and potential disputes with the buyers. Any of these factors could adversely affect our product sales, financial condition and results of operations. On April 24, 2017, we announced our intent to sell three non-protein businesses, Sara Lee® Frozen Bakery, Kettle and Van’s®, which are all a part of our Prepared Foods segment, as part of our strategic focus on protein-packed brands. We anticipate we will close the transactions by the end of calendar 2017.
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
Our business could suffer significant setbacks in sales and operating income if our customers’ plans and/or markets change significantly or if we lost one or more of our largest customers, including, for example, Wal-Mart Stores, Inc., which accounted for 17.3% of our sales in fiscal 2017. Our retail customers typically do not enter into written contracts, and if they do sign contracts, they generally are limited in scope and duration. There can be no assurance that significant customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past. Alternative retail channels, such as convenience stores, dollar stores, drug stores, club stores and Internet-based retailers have increased their market share. This trend towards alternative channels is expected to continue in the future. If we are not successful in expanding sales in alternative retail channels, our business or financial results may be adversely impacted. Many of our customers, such as supermarkets, warehouse clubs and food distributors, have consolidated in recent years, and consolidation is expected to continue throughout the United States and in other major markets. These consolidations have produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories, opposing price increases, and demanding lower pricing, increased promotional programs and specifically tailored products. These customers also may use shelf space currently used for our products for their own private label products. Because of these trends, our volume growth could slow or we may need to lower prices or increase promotional spending for our products. The loss of a significant customer or a material reduction in sales to, or adverse change to trade terms with, a significant customer could materially and adversely affect our product sales, financial condition and results of operations.

Extreme factors or forces beyond our control could negatively impact our business.
Our ability to make, move and sell products is critical to our success. Natural disasters, fire, bioterrorism, pandemic or extreme weather, including droughts, floods, excessive cold or heat, hurricanes or other storms, could impair the health or growth of livestock or interfere with our operations due to power outages, fuel shortages, decrease in availability of water, damage to our production and processing facilities or disruption of transportation channels or unfavorably impact the demand for, or our consumers’ ability to purchase our products, among other things. Any of these factors could have an adverse effect on our financial results.
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
Tyson Limited Partnership can exercise significant control.
As of September 30, 2017, Tyson Limited Partnership (the "TLP") owns 99.985% of the outstanding shares of the Company's Class B Common Stock, $0.10 par value (Class B stock) and the TLP and members of the Tyson family own, in the aggregate, 2.07% of the outstanding shares of the Company's Class A Common Stock, $0.10 par value (Class A stock), giving them, collectively, control of approximately 70.78% of the total voting power of the Company's outstanding voting stock. At this time, the TLP does not have a managing general partner, as such, the management rights of the managing general partner may be exercised by a majority of the percentage interests of the general partners. As of September 30, 2017, Mr. John Tyson, Chairman of the Board of Directors, has 33.33% of the general partner percentage interests, and Ms. Barbara Tyson, a director of the Company, has 11.115% general partner percentage interests (the remaining general partnership interests are held by the Donald J. Tyson Revocable Trust (44.44%) and Harry C. Erwin, III (11.115%)). As a result of these holdings, positions and directorships, the partners in the TLP have the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our stockholders, including amendments to our restated certificate of incorporation and by-laws, the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership may also delay or prevent a change in control otherwise favored by our other stockholders and could depress our stock price. Additionally, as a result of the TLP's significant ownership of our outstanding voting stock, we are eligible for “controlled company” exemptions from certain corporate governance requirements of the New York Stock Exchange.
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
We sponsor a number of defined benefit plans for employees in the United States. The difference between plan obligations and assets, which signifies the funded status of the plans, is a significant factor in determining the net periodic benefit costs of the pension plans and our ongoing funding requirements. As of September 30, 2017, the funded status of our defined benefit pension plans was an underfunded position of $195 million, as compared to an underfunded position of $336 million at the end of fiscal 2016. Changes in interest rates and the market value of plan assets can impact the funded status of the plans and cause volatility in the net periodic benefit cost and our future funding requirements. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We have production and distribution operations in the following states: Alabama, Arizona, Arkansas, California, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maine, Maryland, Michigan, Mississippi, Missouri, Nebraska, New Jersey, North Carolina, Oklahoma, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and Wisconsin. We also have sales offices throughout the United States. Additionally, we have sales offices, facilities or participate in joint venture operations in Argentina, Brazil, Canada, China, the Dominican Republic, Hong Kong, India, Japan, Mexico, the Netherlands, New Zealand, the Philippines, South Korea, Spain, Taiwan, Turkey, the United Arab Emirates, the United Kingdom and Venezuela.

	Number of Facilities
	Owned	Leased	Total
Beef Segment Production Facilities	12	—	12
Pork Segment Production Facilities	9	—	9
Chicken Segment:
Processing plants(1)	47	1	48
Rendering plants	9	—	9
Blending mills	2	—	2
Feed mills	33	—	33
Broiler hatcheries	59	3	62
Breeder houses	457	44	501
Broiler farm houses	50	—	50
Pet treats plant	1	—	1
Prepared Foods Segment:
Processing plants(1)	38	4	42
Turkey operation facilities	6	—	6
Distribution Centers(2)	12	2	14
Cold Storage Facilities(2)	51	1	52
Research and Development Facilities	1	1	2
		Capacity(3) per week at September 30, 2017	Fiscal 2017 Average Capacity Utilization
Beef Production Facilities		162,000 head	80%
Pork Production Facilities		456,000 head	93%
Chicken Production Facilities		39 million head	89%
Prepared Foods Processing Facilities		88 million pounds	85%

(1)
Certain facilities acquired in the AdvancePierre acquisition produce products that are reported in both the Chicken and Prepared Foods segments. For presentation purposes, the acquired facilities are reflected in the segment that had the majority of the facility’s production. As a result, two facilities were added to the Chicken segment and eight facilities were added to the Prepared Foods segment.

(2)	Includes a leased Distribution Center and a leased Cold Storage Facility acquired in the AdvancePierre acquisition.
(3)    Capacity per week based on the following: Beef and Pork (six day week) and Chicken and Prepared Foods (five day week).

Beef: Beef plants include various phases of harvesting live cattle and fabricating beef products. We also have various plants which have rendering operations along with tanneries and hide treatment operations. The Beef segment includes three case-ready operations that share facilities with the Pork segment. One of the beef facilities contains a tallow refinery.
Pork: Pork plants include various phases of harvesting live hogs and fabricating pork products and allied products. The Pork segment includes three case-ready operations that share facilities with the Beef segment.
Chicken: Chicken processing plants include various phases of harvesting, dressing, cutting, packaging, deboning and further-processing. We also have 29 animal nutrition operations, nine of which are associated with the Chicken rendering plants, 19 within various Chicken processing facilities and one pet treats plant. The blending mills, feed mills and broiler hatcheries have sufficient capacity to meet the needs of the chicken growout operations.
Prepared Foods: Prepared Foods plants process fresh and frozen chicken, turkey, beef, pork and other raw materials into ready-to-eat sandwiches, sandwich components such as flame-grilled hamburgers and Philly steaks, pizza toppings, branded and processed meats, desserts, appetizers, prepared meals, ethnic foods, soups, sauces, side dishes, pizza crusts, flour and corn tortilla products and meat dishes.
In addition, our foreign chicken production operations in China and India include four processing plants, two rendering plants, three feed mills and five broiler hatcheries. The processing plants include various phases of harvesting, dressing, cutting, packaging, deboning and further-processing chicken. The feed mills and broiler hatcheries generally have sufficient capacity to meet the needs of the foreign chicken growout operations.
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
On January 27, 2017, Haff Poultry, Inc., Craig Watts, Johnny Upchurch, Jonathan Walters and Brad Carr, acting on behalf of themselves and a putative class of broiler chicken farmers, filed a class action complaint against us and certain of our poultry subsidiaries, as well as several other vertically-integrated poultry processing companies, in the United States District Court for the Eastern District of Oklahoma. On March 28, 2017, a second class action complaint making similar claims on behalf of a similarly defined putative class was filed in the United States District Court for the Eastern District of Oklahoma. Plaintiffs in the two cases sought to have the matters consolidated, and, on July 10, 2017, filed a consolidated amended complaint styled In re Broiler Chicken Grower Litigation. The plaintiffs allege, among other things, that the defendants colluded not to compete for broiler raising services “with the purpose and effect of fixing, maintaining, and/or stabilizing grower compensation below competitive levels.” The plaintiffs also allege that the defendants “agreed to share detailed data on [g]rower compensation with one another, with the purpose and effect of artificially depressing [g]rower compensation below competitive levels.” The plaintiffs contend these alleged acts constitute violations of the Sherman Antitrust Act and Section 202 of the Grain Inspection, Packers and Stockyards Act of 1921. The plaintiffs are seeking treble damages, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative class. We and the other defendants filed a motion to dismiss on September 8, 2017. That motion is pending.
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

On June 17, 2014, the Missouri attorney general filed a civil lawsuit against us in the Circuit Court of Barry County, Missouri, concerning an incident that occurred in May 2014 in which some feed supplement was discharged from our plant in Monett, Missouri, to the City of Monett’s wastewater treatment plant allegedly leading to a fish kill in a local stream and odor issues around the plant. In January 2015, a consent judgment was entered that resolved the lawsuit. The judgment required payment of $540,000, which included amounts for penalties, cost recovery and supplemental environmental projects. We subsequently satisfied all these requirements, and the consent judgment was terminated in January 2017. Following a criminal investigation by the EPA into the incident, one of the Company’s subsidiaries, Tyson Poultry, Inc., pled guilty to two misdemeanor violations of the federal Clean Water Act pursuant to a plea agreement conditionally approved on September 27, 2017 by the United States District Court for the Western District of Missouri. Under the terms of the plea agreement, Tyson Poultry, Inc. has agreed to pay a $2 million fine, to make a $500,000 community service payment and to fund third-party environmental audits of numerous feed mills and wastewater treatment plants. The court will determine whether to grant final approval of the terms of the plea agreement at a future sentencing hearing to be scheduled following the completion of a pre-sentencing report.
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
Other Matters: As of September 30, 2017, we had approximately 122,000 employees and, at any time, have various employment practices matters outstanding. In the aggregate, these matters are significant to the Company, and we devote significant resources to managing employment issues. Additionally, we are subject to other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on our consolidated results of operations or financial position.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY
Each of our executive officers serve one-year terms from the date of their election, or until their successors are appointed and qualified. No family relationships exist among these officers. The name, title, age (as of September 30, 2017) and calendar year of initial election to executive office of our executive officers are listed below:

Name	Title	Age	Year Elected Executive Officer
John Tyson	Chairman of the Board of Directors	64	2011
Curt T. Calaway	Senior Vice President, Controller and Chief Accounting Officer	44	2012
Sally Grimes	Group President Prepared Foods	46	2014
Thomas P. Hayes	President and Chief Executive Officer	52	2014
Dennis Leatherby	Executive Vice President and Chief Financial Officer	57	1994
Mary Oleksiuk	Executive Vice President and Chief Human Resources Officer	55	2014
Doug Ramsey	Group President Poultry	48	2017
Scott Rouse	Chief Customer Officer	54	2017
Stephen Stouffer	President Fresh Meats	57	2013
David L. Van Bebber	Executive Vice President and General Counsel	61	2008
Noel White	Group President Fresh Meats & International	59	2009
John Tyson has served as Chairman of the Board of Directors since 1998 and was previously Chief Executive Officer of the Company from 2001 until 2006. Mr. Tyson was initially employed by the Company in 1973.
Curt T. Calaway was appointed Senior Vice President, Controller and Chief Accounting Officer in 2012, after serving as Vice President, Audit and Compliance since 2008. Mr. Calaway was initially employed by the Company in 2006.
Sally Grimes was appointed Group President, Prepared Foods in August 2017, after serving as President, North American Retail since February 2017, Chief Global Growth Officer and President International since October 2016, President, International and Chief Global Growth Officer since August 2016, and Chief Global Growth Officer since June 2015 following her appointment as President and Global Growth Officer in 2014. Ms. Grimes previously served as Senior Vice President, Chief Innovation Officer and President, Gourmet Food Group of Hillshire Brands since 2012. Hillshire Brands was acquired by the Company in 2014.
Thomas P. Hayes was appointed Chief Executive Officer in December 2016 following his appointment as President in June 2016. Prior to that, he served as the Chief Commercial Officer since June 2015 after being appointed President, Foodservice in 2014. Mr. Hayes previously served as Executive Vice President and Chief Supply Chain Officer of Hillshire Brands since 2012. Mr. Hayes was initially employed by the Sara Lee Corporation, the predecessor to Hillshire Brands, in 2006.
Dennis Leatherby was appointed Executive Vice President and Chief Financial Officer in 2008. Mr. Leatherby was initially employed by the Company in 1990.
Mary Oleksiuk was appointed Executive Vice President and Chief Human Resources Officer in September 2014. Ms. Oleksiuk previously served as Senior Vice President, Chief Human Resources Officer for Hillshire Brands since 2012.
Doug Ramsey was appointed Group President, Poultry in August 2017, after serving as President Poultry since March 2017. Mr. Ramsey previously served as Senior Vice President Big Bird/Fowl since 2014, and Senior Vice President and GM Value since 2011. Mr. Ramsey was initially employed by the Company in 1992.
Scott Rouse was appointed Chief Customer Officer in September 2014, after serving as Senior Vice President Customer Development since 2006. Mr. Rouse was initially employed by the Company in 2004.
Stephen R. Stouffer was appointed President, Fresh Meats in 2013, after serving as Senior Vice President, Beef Margin Management since 2012. Mr. Stouffer was initially employed by IBP, inc. in 1982. IBP, inc. was acquired by the Company in 2001.
David L. Van Bebber was appointed Executive Vice President and General Counsel in 2008. Mr. Van Bebber was initially employed by Lane Processing in 1982. Lane Processing was acquired by the Company in 1986.
Noel White was appointed Group President, Fresh Meats/International in August 2017, after serving as President, Poultry since 2013, after serving as Senior Group Vice President, Fresh Meats since 2009. Mr. White was initially employed by IBP, inc. in 1983.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We have issued and outstanding two classes of capital stock, Class A stock and Class B stock. Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share and holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of October 28, 2017, there were approximately 20,000 holders of record of our Class A stock and six holders of record of our Class B stock.
DIVIDENDS
Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. We have paid uninterrupted quarterly dividends on common stock each year since 1977. In fiscal 2017, the annual dividend rate for Class A stock was $0.90 per share and the annual dividend rate for Class B stock was $0.81 per share. In fiscal 2016, the annual dividend rate for Class A stock was $0.60 per share and the annual dividend rate for Class B stock was $0.54 per share. On November 10, 2017, the Board of Directors increased the quarterly dividend previously declared on August 10, 2017, to $0.30 per share on our Class A stock and $0.27 per share on our Class B stock. The increased quarterly dividend is payable on December 15, 2017, to shareholders of record at the close of business on December 1, 2017. Also on November 10, 2017, the Board of Directors declared a quarterly dividend of $0.30 per share on our Class A stock and $0.27 per share on our Class B stock, payable on March 15, 2018, to shareholders of record at the close of business on March 1, 2018. We anticipate the remaining quarterly dividends in fiscal 2018 will be $0.30 and $0.27 per share of our Class A and Class B stock, respectively. This results in an annual dividend rate in fiscal 2018 of $1.20 for Class A shares and $1.08 for Class B shares, or a 33% increase compared to the fiscal 2017 annual dividend rate. We also continue to anticipate our annual dividends to increase approximately $0.10 per share per year.
MARKET INFORMATION
Our Class A stock is traded on the New York Stock Exchange under the symbol “TSN.” No public trading market currently exists for our Class B stock. The high and low sales prices of our Class A stock for each quarter of fiscal 2017 and 2016 are represented in the table below.

	2017		2016
	High	Low	High	Low
First Quarter	$75.33	55.72	$54.42	$42.89
Second Quarter	67.14	61.00	68.17	48.52
Third Quarter	66.87	57.20	70.44	59.45
Fourth Quarter	70.80	58.36	77.05	65.83
ISSUER PURCHASES OF EQUITY SECURITIES
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Jul. 2, 2017 to Jul. 29, 2017	69,962		$61.36	—		27,821,995
Jul. 30, 2017 to Sept. 2, 2017	82,328		64.40	—		27,821,995
Sept. 3, 2017 to Sept. 30, 2017	42,451		65.57	—		27,821,995
Total	194,741	(2)	$63.56	—	(3)	27,821,995

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

(2)
We purchased 194,741 shares during the period that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 178,162 shares purchased in open market transactions and 16,579 shares withheld to cover required tax withholdings on the vesting of restricted stock.

(3)	These shares were purchased during the period pursuant to our previously announced stock repurchase program.

PERFORMANCE GRAPH
The following graph shows a five-year comparison of cumulative total returns for our Class A stock, the Standard & Poor’s (S&P) 500 Index our previous peer group and our current peer group of companies described below.

	Fiscal Years Ended
	9/29/12	9/28/13	9/27/14	10/3/15	10/1/16	9/30/17
Tyson Foods, Inc.	$100.00	$181.00	$240.79	$285.92	$485.58	$465.00
S&P 500 Index	100.00	119.34	142.89	154.00	160.94	194.44
Previous Peer Group	100.00	121.82	140.64	154.48	174.37	171.50
Current Peer Group	100.00	115.59	132.52	140.88	160.33	159.82
The total cumulative return on investment (change in the year-end stock price plus reinvested dividends), which is based on the stock price or composite index at the end of fiscal 2012, is presented for each of the periods for the Company, the S&P 500 Index, the previous peer group and our current peer group. The changes from our previous peer group to our current peer group was that our previous group included Sanderson Farms and our current peer group includes the addition of the Kraft Heinz Company and The Coca-Cola Company. The complete list of our current peer group includes: Archer-Daniels-Midland Company, Bunge Limited, Campbell Soup Company, ConAgra Foods, Inc., Dean Foods Company, General Mills, Inc., Hormel Foods Corp., Kellogg Co., Kraft Heinz Company, McCormick & Co., Mondelez International Inc., PepsiCo, Inc., Pilgrim's Pride Corporation, The Coca-Cola Company, The Hershey Company and The J.M. Smucker Company. The graph compares the performance of the Company's Class A common stock with that of the S&P 500 Index and both peer groups, with the return of each company in the peer groups weighted on market capitalization. The stock price performance of the Company's Class A common stock shown in the above graph is not necessarily indicative of future stock price performance.
The information in this "Performance Graph" section shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

ITEM 6. SELECTED FINANCIAL DATA
FIVE-YEAR FINANCIAL SUMMARY

in millions, except per share, percentage and ratio data
	2017	2016	2015	2014	2013
Summary of Operations
Sales	$38,260	$36,881	$41,373	$37,580	$34,374
Operating income	2,931	2,833	2,169	1,430	1,375
Net interest expense	272	243	284	125	138
Income from continuing operations	1,778	1,772	1,224	856	848
Loss from discontinued operation, net of tax	—	—	—	—	(70)
Net income	1,778	1,772	1,224	856	778
Net income attributable to Tyson	1,774	1,768	1,220	864	778
Diluted net income per share attributable to Tyson:
Income from continuing operations	4.79	4.53	2.95	2.37	2.31
Loss from discontinued operation	—	—	—	—	(0.19)
Net income	4.79	4.53	2.95	2.37	2.12
Dividends declared per share:
Class A	0.975	0.650	0.425	0.325	0.310
Class B	0.878	0.585	0.383	0.294	0.279
Balance Sheet Data
Cash and cash equivalents	$318	$349	$688	$438	$1,145
Total assets	28,066	22,373	22,969	23,906	12,167
Total debt	10,203	6,279	6,690	8,128	2,398
Shareholders’ equity	10,559	9,624	9,706	8,904	6,233
Other Key Financial Measures
Depreciation and amortization	$761	$705	$711	$530	$519
Capital expenditures	1,069	695	854	632	558
EBITDA	3,648	3,538	2,906	1,897	1,818
Return on invested capital	16.3%	18.1%	13.4%	11.9%	18.5%
Effective tax rate for continuing operations	32.3%	31.8%	36.3%	31.6%	32.6%
Total debt to capitalization	49.1%	39.5%	40.8%	47.7%	27.8%
Book value per share	$28.72	$25.67	$24.25	$21.86	$18.13
Stock price high	75.33	77.05	45.10	44.24	32.40
Stock price low	55.72	42.89	37.02	27.33	15.93
Notes to Five-Year Financial Summary

a.
Fiscal 2017 net income included $103 million pretax expense of AdvancePierre purchase accounting and acquisition related costs, pretax impairment charges of $52 million related to our San Diego Prepared Foods operation and $45 million related to the expected sale of a non-protein business and pretax restructuring and related charges of $150 million.

b.
Fiscal 2016 net income included $53 million related to the recognition of previously unrecognized tax benefits and audit settlements. In fiscal 2016, we adopted new accounting guidance, retrospectively, requiring classification of debt issuance costs as a reduction of the carrying value of the debt. In doing so, $29 million, $35 million, $50 million and $10 million of deferred issuance costs have been reclassified from Other Assets to Long-Term Debt in our Consolidated Balance Sheets for fiscal 2016, 2015, 2014 and 2013 respectively. This change is reflected above in total assets, total debt, total debt to capitalization and return on invested capital ratios.

c.
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

d.
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

e.
Fiscal 2013 included a $19 million currency translation adjustment gain recognized in conjunction with the receipt of proceeds constituting the final resolution of our investment in Canada. Additionally, in fiscal 2013 we determined our Weifang operation (Weifang) was no longer core to the execution of our strategy in China. In July 2013, we completed the sale of Weifang. Non-cash charges related to the impairment of assets in Weifang amounted to $56 million in fiscal 2013.

f.	Return on invested capital is calculated by dividing operating income by the sum of the average of beginning and ending total debt and shareholders’ equity less cash and cash equivalents.

g.	For the total debt to capitalization calculation, capitalization is defined as total debt plus total shareholders’ equity.

h.
Book value per share is calculated by dividing shareholders’ equity by the sum of Class A and B shares outstanding and the remaining minimum shares that were to be issued from our tangible equity units for each period.

i.	"EBITDA" is a Non-GAAP measure and defined as net income less interest income, plus interest, taxes, depreciation and amortization. A reconciliation of net income to EBITDA immediately follows.

EBITDA RECONCILIATIONS
A reconciliation of net income to EBITDA is as follows:

in millions, except ratio data
	2017	2016	2015	2014	2013

Net income	$1,778	$1,772	1,224	$856	$778
Less: Interest income	(7)	(6)	(9)	(7)	(7)
Add: Interest expense	279	249	293	132	145
Add: Income tax expense (a)	850	826	697	396	411
Add: Depreciation	642	617	609	494	474
Add: Amortization (b)	106	80	92	26	17
EBITDA	$3,648	$3,538	$2,906	$1,897	$1,818

Total gross debt	$10,203	$6,279	$6,690	$8,128	$2,398
Less: Cash and cash equivalents	(318)	(349)	(688)	(438)	(1,145)
Less: Short-term investments	(3)	(4)	(2)	(1)	(1)
Total net debt	$9,882	$5,926	$6,000	$7,689	$1,252

Ratio Calculations:
Gross debt/EBITDA	2.8x	1.8x	2.3x	4.3x	1.3x
Net debt/EBITDA	2.7x	1.7x	2.1x	4.1x	0.7x

(a)	Includes income tax expense of discontinued operation.

(b)
Excludes the amortization of debt issuance and debt discount expense of $13 million, $8 million, $10 million, $10 million and $28 million for fiscal 2017, 2016, 2015, 2014 and 2013, respectively, as it is included in Interest expense.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DESCRIPTION OF THE COMPANY
We are one of the world’s largest food companies and a recognized leader in protein. Founded in 1935 by John W. Tyson and grown under three generations of family leadership, the Company has a broad portfolio of products and brands like Tyson®, Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, Aidells®, ibp® and State Fair®. Some of the key factors influencing our business are customer demand for our products; the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace; accessibility of international markets; market prices for our products; the cost and availability of live cattle and hogs, raw materials and feed ingredients; and operating efficiencies of our facilities.
We operate in four reportable segments: Beef, Pork, Chicken, and Prepared Foods. Other primarily includes our foreign chicken production operations in China and India, third-party merger and integration costs and corporate overhead related to Tyson New
Ventures, LLC.
On June 7, 2017, we acquired and consolidated AdvancePierre Foods Holdings, Inc. ("AdvancePierre"), a producer and distributor of value-added, convenient, ready-to-eat sandwiches, sandwich components and other entrées and snacks. AdvancePierre's results from operations subsequent to the acquisition closing are included in the Prepared Foods and Chicken segments.
OVERVIEW

•	Fiscal year – Our accounting cycle resulted in a 52-week year for both fiscal 2017 and 2016 and a 53-week year for fiscal 2015.

•
General – Our fiscal 2017 operating income grew 3% compared to fiscal 2016 to a record $2,931 million, which was led by record earnings in our Beef and Pork segments. The Beef segment's operating income improved $530 million and the Pork segment improved $117 million in fiscal 2017 due to favorable market conditions and strong operational execution. Our Chicken segment's lower operating income was impacted by increased operating costs and $56 million of restructuring and related charges. Our Prepared Foods segment's lower operating income was impacted by increased operating costs, impairments of $52 million related to our San Diego Prepared Foods operation and $45 million related to the expected sale of a non-protein business and $82 million of restructuring and related charges. In addition, we incurred an incremental $95 million of compensation and benefit integration expense in fiscal 2017, as we continued to integrate and make investments in our talent, and incurred $85 million of AdvancePierre purchase accounting and acquisition related operating costs. Sales increased 4% in fiscal 2017 over fiscal 2016, primarily due to increased sales volumes and increased beef, pork and chicken prices, as well as the net incremental impact of AdvancePierre's sales of $508 million.

•
Market Environment – According to the United States Department of Agriculture (USDA), domestic protein production (beef, pork, chicken and turkey) increased approximately 3% in fiscal 2017 compared to fiscal 2016. The Beef segment experienced strong export demand and more favorable domestic market conditions associated with an increase in cattle supply. The Pork segment had favorable market conditions associated with strong demand for our pork products and improved export markets. There was stronger demand for our chicken products and reduced feed ingredient costs of $80 million, which benefited the Chicken segment. Our Prepared Foods segment had improved demand for our retail products but experienced a decline in foodservice and higher input costs of $50 million.

•	Margins – Our total operating margin was 7.7% in fiscal 2017. Operating margins by segment were as follows:

•	Beef – 5.9%

•	Pork – 12.3%

•	Chicken –9.2% (included $56 million of restructuring and related charges)

•
Prepared Foods – 5.9% (included $52 million impairment related to our San Diego Prepared Foods operation, $45 million impairment related to the expected sale of a non-protein business, $82 million of restructuring and related charges and $34 million of purchase accounting and acquisition related costs from the acquisition of AdvancePierre.)

•
Hillshire Integration – The impact of the The Hillshire Brands Company ("Hillshire Brands") synergies, along with the profit improvement plan related to our legacy Prepared Foods business, had a positive incremental impact of approximately $90 million in fiscal 2017 above the $258 million captured in fiscal 2016 and $322 million captured in fiscal 2015, for a total of $670 million of synergies realized. The majority of these benefits were realized in the Prepared Foods segment and were partially used to invest in innovation, new product launches and supporting the growth of our brands.

•
Liquidity – During fiscal 2017, we generated $2.6 billion of operating cash flows. At September 30, 2017, we had $1.0 billion of liquidity, which included $318 million of cash and cash equivalents and the availability under our revolving credit facility after deducting amounts outstanding under our commercial paper program.

•
Strategy - In fiscal 2017, we announced our strategy to sustainably feed the world with the fastest growing portfolio of protein-packed brands. We intend to accomplish this by growing our portfolio of protein-packed brands and delivering food at scale, which will be enabled by driving profitable growth with and for our customers through differentiated capabilities and creating fuel for reinvestment through a disciplined financial fitness model.

•
On June 7, 2017, we acquired all of the outstanding stock of AdvancePierre as part of our overall strategy. The purchase price was equal to $40.25 per share in cash for AdvancePierre's outstanding common stock, or approximately $3.2 billion. We funded the acquisition with existing cash on hand, net proceeds from the issuance of new senior notes, as well as borrowings under our commercial paper program and new term loan facility. AdvancePierre’s results from operations subsequent to the acquisition closing are included in the Prepared Foods and Chicken segments. For further description refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 3: Acquisition and Dispositions.

•
On April 24, 2017, we announced our intent to sell three non-protein businesses, Sara Lee® Frozen Bakery, Kettle and Van’s®, which are all included in our Prepared Foods segment, as part of our strategic focus on protein-packed brands. We have reclassified the assets and liabilities related to these businesses to assets and liabilities held for sale in our Consolidated Balance Sheet as of September 30, 2017. In the fourth quarter of 2017, we recorded an impairment charge totaling $45 million related to one of these businesses due to a revised estimate of the business’ fair value based on current expected net sales proceeds. The impairment charge was recorded in Cost of Sales in our Consolidated Statement of Income for fiscal 2017, and consisted of goodwill and intangible assets previously classified within assets held for sale. We anticipate we will close the transactions by the end of calendar 2017, or early calendar 2018, and expect to record a net pretax gain as a result of the sale of these businesses. For further description refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 3: Acquisition and Dispositions.

•
In the fourth quarter of fiscal 2017, our Board of Directors approved a multi-year restructuring program (the “Financial Fitness Program”), which is expected to contribute to the Company’s overall strategy of financial fitness through increased operational effectiveness and overhead reduction. Through a combination of synergies from the integration of AdvancePierre and additional elimination of non-valued added costs, the Financial Fitness Program is estimated to result in cumulative net savings of $200 million in fiscal 2018, $400 million in fiscal 2019 including new savings of $200 million, and $600 million in fiscal 2020 including additional savings of $200 million. Approximately 50-60% of these net savings, which are focused on supply chain, procurement, and overhead improvements, are expected to be realized in the Prepared Foods segment with the majority of the remaining net savings impacting the Chicken segment. Additionally, we estimate that approximately 75% of the net savings will be reflected in Cost of Sales in our Consolidated Statement of Income, with the remaining in Selling, General and Administrative.

As part of the Financial Fitness Program, we anticipate eliminating approximately 500 positions across several areas and job levels with most of the eliminated positions originating from the corporate offices in Springdale, Arkansas; Chicago, Illinois; and Cincinnati, Ohio. As a result, in the fourth quarter of fiscal 2017, the Company recognized restructuring and related charges of $150 million that consisted of $53 million severance and employee related costs, $72 million technology impairment and related costs, and $25 million for contract termination costs. The Company currently anticipates the Financial Fitness Program will result in cumulative pretax charges, once implemented, of approximately $215 million which consist primarily of severance and employee related costs, asset impairments, accelerated depreciation, incremental costs to implement new technology, and contract termination costs. The following tables set forth the pretax impact of restructuring and related charges incurred in fiscal 2017 in the Consolidated Statements of Income and the pretax impact by our reportable segments. For further description refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 6: Restructuring and Related Charges.

in millions
2017
Cost of Sales	$35
Selling, general and administrative expenses	115
Total restructuring and related charges, pretax	$150

			in millions
	2017 charges	Estimated 2018 charges	Total estimated Financial Fitness Program charges
Beef	$8	$6	$14
Pork	3	2	5
Chicken	56	32	88
Prepared Foods	82	25	107
Other	1	—	1
Total restructuring and related charges, pretax	$150	$65	$215

	in millions, except per share data
	2017	2016	2015
Net income attributable to Tyson	$1,774	$1,768	$1,220
Net income attributable to Tyson - per diluted share	4.79	4.53	2.95
2017 – Included the following items:

•
$103 million pretax, or ($0.18) per diluted share, of AdvancePierre purchase accounting and acquisition related costs, which included a $36 million purchase accounting adjustment for the amortization of the fair value step-up of inventory, $49 million of acquisition related costs and $18 million of acquisition bridge financing fees.

•	$150 million pretax, or ($0.15) per diluted share, of restructuring and related charges.

•	$52 million pretax, or ($0.09) per diluted share, impairment charge related to our San Diego Prepared Foods operation.

•	$45 million pretax, or $0.01 per diluted share, impairment net of tax benefit related to the expected sale of a non-protein business.
2016 – Included the following items:

•	$53 million post tax, or $0.14 per diluted share, related to recognition of previously unrecognized tax benefits and audit settlements.
2015 – Included the following items:

•	$169 million pretax, or ($0.41) per diluted share, related to an impairment charge in China.

•	$59 million pretax, or ($0.09) per diluted share, related to Prepared Foods network optimization impairment charges.

•	$57 million pretax, or ($0.09) per diluted share, related to merger and integration costs.

•	$12 million pretax, or ($0.02) per diluted share, related to closure and impairment charges related to the ceasing of beef operations at our Denison facility.

•	$161 million pretax, or $0.24 per diluted share, related to a gain on sale of the Mexico operation.

•	$39 million pretax, or $0.06 per diluted share, related to the additional week in fiscal 2015.

•	$26 million post tax, or $0.06 per diluted share, related to recognition of previously unrecognized tax benefits.

•	$21 million pretax, or $0.03 per diluted share, related to a gain on sale of equity securities.

•	$8 million pretax, or $0.02 per diluted share, of insurance proceeds (net of costs) related to a legacy Hillshire Brands plant fire.

SUMMARY OF RESULTS

Sales	in millions
	2017	2016	2015
Sales	$38,260	$36,881	$41,373
Change in sales volume	1.0%	(4.6)%
Change in average sales price	2.7%	(6.5)%
Sales growth	3.7%	(10.9)%
2017 vs. 2016 –

•	Sales Volume – Sales were positively impacted by an increase in sales volume, which accounted for an increase of $477 million. Each segment had an increase in sales volume with the Beef and Prepared Foods segments contributing to the majority of the increase driven by better demand for our beef products and incremental volumes from the acquisition of AdvancePierre.

•
Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $902 million. Each segment had an increase in average sales price with the Pork, Chicken and Prepared Foods segments contributing to the majority of the increase due to strong demand for our pork products, improved mix and higher chicken pricing in our Chicken segment and better product mix in our Prepared Foods segment which was positively impacted by the acquisition of AdvancePierre.

•	The above amounts include a net increase of $508 million related to the inclusion of AdvancePierre results post acquisition.
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

Cost of Sales	in millions
	2017	2016	2015
Cost of sales	$33,177	$32,184	$37,456
Gross profit	5,083	4,697	3,917
Cost of sales as a percentage of sales	86.7%	87.3%	90.5%
2017 vs 2016 –

•
Cost of sales increased $993 million. Higher input cost per pound increased cost of sales $588 million while higher sales volume increased cost of sales $405 million. These amounts include a net increase of $425 million related to the inclusion of AdvancePierre results post acquisition, which included $36 million from the fair value step-up of inventory as part of purchase accounting.

•	The $588 million impact of higher input cost per pound was primarily driven by:

•	Increase of approximately $170 million in our Chicken segment related to increase in freight, growout expenses and outside meat purchases, partially offset by a decrease in feed costs of $80 million.

•
Increase due to impairment charges of $44 million related to our San Diego Prepared Foods operation and $45 million related to the expected sale of a non-protein business, in addition to an increase of $17 million related to net costs associated with fires at two chicken plants.

•	Increase in raw material and other input costs of approximately $50 million in our Prepared Foods segment.

•	Increase in live hog costs of approximately $40 million in our Pork segment.

•	Increase of $35 million related to restructuring and related charges.

•	Increase in input cost per pound related to the acquisition of AdvancePierre on June 7, 2017.

•
Increase due to net realized derivative losses of $79 million for fiscal 2017, compared to net realized derivative gains of $96 million for fiscal 2016 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed costs described above. Additionally, cost of sales increased due to net unrealized losses of $40 million for fiscal 2017, compared to net unrealized gains of $11 million for fiscal 2016, primarily due to our Beef segment commodity risk management activities.

•	Decrease in live cattle costs of approximately $600 million in our Beef segment.

•
Remainder of net change is mostly due to increased cost per pound from a mix upgrade in the Chicken segment as we increased sales volume in value-added products as well as increased operating costs, freight, and plant variances across all segments, which also included $71 million of compensation and benefit integration expense.

•	The $405 million impact of higher sales volume was driven by increases in sales volume in all segments, with the majority of the increase in the Beef and Prepared Foods segment.
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

•
Decrease due to net realized derivative gains of $96 million in fiscal 2016, compared to net realized derivative losses of $102 million in fiscal 2015 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed costs described above. Additionally, cost of sales increased due to net unrealized gains of $11 million in fiscal 2016, compared to net unrealized gains of $80 million in fiscal 2015, primarily due to our Beef, Pork, and Chicken segment commodity risk management activities.

•	The $1.7 billion impact of lower sales volume was primarily due to the sale of our Mexico chicken production operation in fiscal 2015 along with the additional week in fiscal 2015.

Selling, General and Administrative	in millions
	2017	2016	2015
Selling, general and administrative	$2,152	$1,864	$1,748
As a percentage of sales	5.6%	5.1%	4.2%
2017 vs 2016

•	Increase of $288 million in selling, general and administrative was primarily driven by:

•
Increase of $124 million related to the AdvancePierre acquisition, which was composed of $49 million in acquisition related costs, $37 million in incremental amortization and $38 million from the inclusion of AdvancePierre results post-acquisition.

•	Increase of $115 million from restructuring and related charges.

•
Increase of $53 million in employee costs including $34 million in non-restructuring severance related expenses and $24 million compensation and benefit integration expense, which was partially offset by reduced incentive-based compensation.

•	Increase of $8 million due to an impairment related to our San Diego Prepared Foods operation.

•	Remainder of net change was primarily related to professional fees.
2016 vs. 2015 –

•	Increase of $116 million in selling, general and administrative was primarily driven by:

•	Increase of $88 million related to marketing, advertising and promotion expense to drive sales growth.

•	Increase of $71 million of employee costs including payroll and stock-based and incentive-based compensation.

•	Increase of $11 million related to bad debt expense.

•	Increase of $17 million in all other primarily related to professional fees, information technology costs and rent.

•	Decrease of $26 million due to a reduction in amortization and other expense related to our intangible assets.

•	Decrease of $25 million related to fiscal 2015 sale of our chicken production operations in Brazil and Mexico.

•	Decrease of $20 million of merger and integration costs.

Interest Income	in millions
	2017	2016	2015
	$(7)	$(6)	$(9)
2017/2016/2015 – Interest income remained relatively flat due to continued low interest rates.

Interest Expense	in millions
	2017	2016	2015
Cash interest expense	$278	$248	$293
Non-cash interest expense	1	1	—
Total Interest Expense	$279	$249	$293
2017/2016/2015 –

•
Cash interest expense primarily included interest expense related to the coupon rates for senior notes and term loans and commitment/letter of credit fees incurred on our revolving credit facilities. The increase in cash interest expense in fiscal 2017 was primarily due to debt issued in connection with the AdvancePierre acquisition. The decrease in cash interest expense in fiscal 2016 was primarily due to a reduction of our debt.

•	Non-cash interest expense primarily included amounts related to the amortization of debt issuance costs and discounts/premiums on note issuances, offset by interest capitalized.

Other (Income) Expense, net	in millions
	2017	2016	2015
	$31	$(8)	$(36)
2017 – Included $28 million of legal costs related to two former subsidiaries of Hillshire Brands, which were sold by Hillshire Brands in 1986 and 1994. Also, included $18 million of bridge financing fees related to the AdvancePierre acquisition and $19 million of income from equity earnings in joint ventures.
2016 – Included $12 million of equity earnings in joint ventures and $4 million in net foreign currency exchange losses.
2015 – Included $12 million of equity earnings in joint ventures and $21 million of gains on the sale of equity securities.

Effective Tax Rate
	2017	2016	2015
	32.3%	31.8%	36.3%
The effective tax rate on continuing operations was impacted by a number of items which result in a difference between our effective tax rate and the United States statutory rate of 35%. The table below reflects significant items impacting the rate as indicated.
2017 –

•	Domestic production activity deduction reduced the rate 3.1%.

•	State income taxes increased the rate 2.3%.
2016 –

•	Domestic production activity deduction reduced the rate 2.6%.

•	Unrecognized tax benefits activity, mostly related to expiration of statutes of limitations and settlements with taxing authorities, reduced the rate 1.7%.

•	State income taxes increased the rate 2.7%.
2015 –

•	Domestic production activity deduction reduced the rate 3.7%.

•	Unrecognized tax benefits activity, mostly related to expiration of statutes of limitations, reduced the rate 1.8%.

•	State income taxes increased the rate 3.1%.

•	Foreign rate differences and valuation allowances increased the rate 3.8%.

SEGMENT RESULTS
We operate in four reportable segments: Beef, Pork, Chicken, and Prepared Foods. Other primarily includes our foreign chicken production operations in China and India, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC.
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

						in millions
	Sales			Operating Income (Loss)
	2017	2016	2015	2017	2016	2015
Beef	$14,823	$14,513	$17,236	$877	$347	$(66)
Pork	5,238	4,909	5,262	645	528	380
Chicken	11,409	10,927	11,390	1,053	1,305	1,366
Prepared Foods	7,853	7,346	7,822	462	734	588
Other	349	380	879	(106)	(81)	(99)
Intersegment Sales	(1,412)	(1,194)	(1,216)	—	—	—
Total	$38,260	$36,881	$41,373	$2,931	$2,833	$2,169

Beef Segment Results					in millions
	2017	2016	Change 2017 vs. 2016	2015	Change 2016 vs. 2015
Sales	$14,823	$14,513	$310	$17,236	$(2,723)
Sales Volume Change			1.8%		(1.1)%
Average Sales Price Change			0.4%		(14.9)%
Operating Income (Loss)	$877	$347	$530	$(66)	$413
Operating Margin	5.9%	2.4%		(0.4)%
2017 vs. 2016 –

•	Sales Volume – Sales volume increased due to improved availability of cattle supply, stronger domestic demand for our beef products and increased exports.

•	Average Sales Price – Average sales price increased as demand for our beef products and strong exports outpaced the increase in live cattle supplies.

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

Pork Segment Results					in millions
	2017	2016	Change 2017 vs. 2016	2015	Change 2016 vs. 2015
Sales	$5,238	$4,909	$329	$5,262	$(353)
Sales Volume Change			0.6%		(2.5)%
Average Sales Price Change			6.1%		(4.4)%
Operating Income	$645	$528	$117	$380	$148
Operating Margin	12.3%	10.8%		7.2%
2017 vs. 2016 –

•	Sales Volume – Sales volume increased due to strong demand for our pork products and increased exports.

•	Average Sales Price – Average sales price increased as demand for our pork products and strong exports outpaced the increase in live hog supplies.

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

Chicken Segment Results					in millions
	2017	2016	Change 2017 vs. 2016	2015	Change 2016 vs. 2015
Sales	$11,409	$10,927	$482	$11,390	$(463)
Sales Volume Change			1.2%		(2.6)%
Average Sales Price Change			3.1%		(1.5)%
Operating Income	$1,053	$1,305	$(252)	$1,366	$(61)
Operating Margin	9.2%	11.9%		12.0%
2017 vs. 2016 –

•	Sales Volume – Sales volume was up due to better demand for our chicken products along with the incremental volume from the AdvancePierre acquisition.

•	Average Sales Price – Average sales price increased due to sales mix changes.

•
Operating Income – Operating income for fiscal 2017 was below prior year record results due to higher operating costs, which included increased compensation and benefit integration expense of $41 million, $17 million of incremental net costs attributable to two plant fires, in addition to restructuring and related charges of $56 million, partially offset with lower feed ingredient costs of approximately $80 million.

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

Prepared Foods Segment Results				in millions
	2017	2016	Change 2017 vs. 2016	2015	Change 2016 vs. 2015
Sales	$7,853	$7,346	$507	$7,822	$(476)
Sales Volume Change			3.2%		(2.8)%
Average Sales Price Change			3.6%		(3.4)%
Operating Income	$462	$734	$(272)	$588	$146
Operating Margin	5.9%	10.0%		7.5%
2017 vs. 2016 –

•	Sales Volume – Sales volume increased due to improved demand for our retail products and incremental volumes from the AdvancePierre acquisition, partially offset by declines in foodservice.

•	Average Sales Price – Average sales price increased due to better product mix which was positively impacted by the acquisition of AdvancePierre as well as higher input costs of $50 million.

•
Operating Income – Operating income decreased due to impairments of $52 million related to our San Diego operation and of $45 million related to the expected sale of a non-protein business, $30 million of compensation and benefit integration expense, $34 million related to AdvancePierre purchase accounting and acquisition related costs, $82 million of restructuring and related charges, in addition to higher operating costs at some of our facilities. Additionally, Prepared Foods operating income was positively impacted by $538 million in synergies, of which $97 million was incremental synergies in fiscal 2017 above the $156 million of synergies realized in fiscal 2016 and $285 million realized in fiscal 2015. The positive impact of these synergies to operating income was partially offset with investments in innovation, new product launches and supporting the growth of our brands.

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

Other Results				in millions
	2017	2016	Change 2017 vs. 2016	2015	Change 2016 vs. 2015
Sales	$349	$380	$(31)	$879	$(499)
Operating Loss	(106)	(81)	(25)	(99)	18
2017 vs. 2016 –

•	Sales – Sales decreased due to a decline in average sales price and foreign produced sales volume.

•
Operating loss – Operating loss increased primarily from $43 million of AdvancePierre third-party acquisition related costs, partially offset by better performance at our China operation and reduced other merger and integration costs outside of AdvancePierre.

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

Cash Flows from Operating Activities		in millions
	2017	2016	2015
Net income	$1,778	$1,772	$1,224
Non-cash items in net income:
Depreciation and amortization	761	705	711
Deferred income taxes	(39)	84	38
Gain on dispositions of businesses	—	—	(177)
Impairment of assets	214	45	285
Stock-based compensation expense	92	81	69
Other, net	(57)	(34)	71
Net changes in operating assets and liabilities	(150)	63	349
Net cash provided by operating activities	$2,599	$2,716	$2,570

•	Gain on dispositions of businesses in fiscal 2015 primarily relates to the sale of the Mexico chicken production operation.

•	Impairment of assets included the following:

•
2017 – Included a $73 million impairment of assets associated with restructuring and related charges, $45 million impairment related to the expected sale of a non-protein business and an impairment of $51 million related to our San Diego Prepared Foods operation. For further description regarding these charges refer to Part II, Item 8, Notes to Consolidated Financial Statements, Note 3: Acquisitions and Dispositions, Note 6: Restructuring and Related Charges and Note 10: Other Income and Charges.

•
2015 – Included $59 million of impairment charges related to our Prepared Foods network optimization and $169 million of impairments related to our China operation. For further description regarding these charges refer to Part II, Item 8, Notes to Consolidated Financial Statements, Note 3: Acquisitions and Dispositions and Note 10: Other Income and Charges.

•	Other, net increase in fiscal 2015 is primarily driven by non-cash pension expense.

•	Cash flows associated with changes in operating assets and liabilities:

•
2017 – Decreased primarily due to higher accounts receivable and inventory, partially offset by increased accounts payable and increased accrued salaries and wages. The higher accounts receivable, inventory and accounts payable balances are primarily attributable to price increases associated with higher input costs and the timing of sales and payments. The increase in accrued salaries and wages is primarily attributable to the restructuring accrual. For further description regarding this accrual refer to Part II, Item 8, Notes to Consolidated Financial Statements, Note 6: Restructuring and Related Charges.

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

Cash Flows from Investing Activities			in millions
	2017	2016	2015
Additions to property, plant and equipment	$(1,069)	$(695)	$(854)
(Purchases of)/Proceeds from marketable securities, net	(18)	(9)	14
Acquisitions, net of cash acquired	(3,081)	—	—
Proceeds from sale of businesses	—	—	539
Other, net	4	20	31
Net cash used for investing activities	$(4,164)	$(684)	$(270)

•
Additions to property, plant and equipment included spending for production growth, safety and animal well-being, in addition to acquiring new equipment, infrastructure replacements and upgrades to maintain competitive standing and position us for future opportunities.

•
Capital spending for fiscal 2018 is expected to approximate $1.4 billion and will include spending for production growth, safety, animal well-being, infrastructure replacements and upgrades, and operational improvements that will result in production and labor efficiencies, yield improvements and sales channel flexibility.

•	Purchases of marketable securities included funding for our deferred compensation plans.

•	Proceeds from sale of businesses primarily included proceeds, net of cash transferred, from the sale of the Mexico and Brazil operations.

•
Acquisition, net of cash acquired, in fiscal 2017 related to acquiring AdvancePierre as part of our strategy to sustainably feed the world with the fastest growing portfolio of protein-packed brands. AdvancePierre's results from operations subsequent to the acquisition closing are included in the Prepared Foods and Chicken segments. For further description regarding this transaction refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 3: Acquisition and Dispositions.

Cash Flows from Financing Activities			in millions
	2017	2016	2015
Payments on debt	$(3,159)	$(714)	$(1,995)
Proceeds from issuance of long-term debt	5,444	1	501
Borrowings on revolving credit facility	1,810	1,065	1,345
Payments on revolving credit facility	(2,110)	(765)	(1,345)
Proceeds from issuance of commercial paper	8,138	—	—
Repayments of commercial paper	(7,360)	—	—
Payment of AdvancePierre TRA liability	(223)	—	—
Purchases of Tyson Class A common stock	(860)	(1,944)	(495)
Dividends	(319)	(216)	(147)
Stock options exercised	154	128	84
Other, net	15	68	17
Net cash provided by (used for) financing activities	$1,530	$(2,377)	$(2,035)

•	Payments on debt included –

•
2017 – We extinguished $1,146 million of AdvancePierre's debt, which we assumed in the acquisition, and fully retired the $1,800 million term loan tranche due June 2020, which was issued as part of the AdvancePierre acquisition financing.

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

•
2017 – Proceeds from issuance of long-term debt included a $1,800 million term loan and $2,743 million from senior unsecured notes after original issue discounts of $7 million, to fund the AdvancePierre acquisition. In addition, proceeds from issuance of long-term debt included $899 million of senior unsecured notes after original issue discounts of $1 million that was used to repay amounts outstanding under the term loan tranche due June 2020. We had net payments on our revolving credit facility of $300 million in fiscal 2017, which was used for general corporate purposes.

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

•	Proceeds from issuance and repayment of short-term debt in the form of commercial paper –

•
2017- We had net issuances of $778 million in unsecured short-term promissory notes (commercial paper) pursuant to our commercial paper program. We used the net proceeds from the commercial paper program as partial financing for the AdvancePierre acquisition and for general corporate purposes.

•	Payments on TRA obligation in the acquisition of AdvancePierre –

•	2017- AdvancePierre Tax Receivable Agreement (TRA) liability of $223 million was paid to its former shareholders as a result of our assumption of this obligation in the acquisition of AdvancePierre.

•	Purchases of Tyson Class A common stock include –

•	$797 million, $1,868 million, and $455 million for shares repurchased pursuant to our share repurchase program in fiscal 2017, 2016 and 2015, respectively.

•	$63 million, $76 million and $40 million for shares repurchased to fund certain obligations under our equity compensation plans in fiscal 2017, 2016 and 2015, respectively.

•
We currently do not plan to repurchase shares, other than to fund obligations under equity compensation programs, until we reach our net debt to EBITDA target of around 2x. We currently anticipate reaching this goal by the third quarter of fiscal 2018.

•	Dividends paid during fiscal 2017 included a 50% increase to our fiscal 2016 quarterly dividend rate.

•	Other, net increase in fiscal 2016 is primarily driven by tax benefits associated with stock option exercises.

Liquidity					in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Outstanding Amount Borrowed	Amount Available
Cash and cash equivalents					$318
Short-term investments					3
Revolving credit facility	May 2022	$1,500	$8	$—	1,492
Commercial Paper					(778)
Total liquidity					$1,035

•	Liquidity includes cash and cash equivalents, short-term investments, and availability under our revolving credit facility, less outstanding commercial paper balance.

•	At September 30, 2017, we had current debt of $906 million, which we intend to repay with cash generated from our operating activities and other liquidity sources.

•
The revolving credit facility supports our short-term funding needs and letters of credit and also serves to backstop our commercial paper program. The letters of credit issued under this facility are primarily in support of leasing obligations and workers’ compensation insurance programs. Our maximum borrowing under the revolving credit facility during fiscal 2017 was $590 million.

•	We expect net interest expense will approximate $325 million for fiscal 2018.

•
At September 30, 2017, approximately $308 million of our cash was held in the accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. Rather, we manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our foreign subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. United States income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of foreign subsidiaries. Our intention is to reinvest the cash held by foreign subsidiaries permanently or to repatriate the cash only when it is tax efficient to do so.

•	Our ratio of short-term assets to short-term liabilities ("current ratio") was 1.55 to 1 and 1.77 to 1 at September 30, 2017, and October 1, 2016, respectively.

Capital Resources
Credit Facility
Cash flows from operating activities and current cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $1.5 billion, to provide additional liquidity for working capital needs, letters of credit and to backstop our commercial paper program. As of September 30, 2017, we had no outstanding borrowings and $8 million of outstanding letters of credit issued under this facility, none of which were drawn upon, which left $1,492 million available for borrowing. Our revolving credit facility is funded by a syndicate of 41 banks, with commitments ranging from $0.3 million to $106 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.
Commercial Paper Program
Our commercial paper program provides a low-cost source of borrowing to fund general corporate purposes including working capital requirements. The maximum borrowing capacity under the commercial paper program is $800 million. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. As of September 30, 2017, $778 million was outstanding under this program with maturities less than 45 days.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At September 30, 2017, and October 1, 2016, the ratio of our net debt to EBITDA was 2.7x and 1.7x, respectively. Refer to Part II, Item 6, Selected Financial Data, for an explanation and reconciliation to comparable GAAP measures. The increase in this ratio for fiscal 2017 is primarily a result of the incremental debt from the AdvancePierre acquisition.
Credit Ratings
Term Loans: Tranche B due August 2019 and Tranche B due August 2020
Standard & Poor's Rating Services, a Standard & Poor's Financial Services LLC business (S&P), credit rating for both term loans is "BBB." Moody’s Investor Service, Inc. (Moody's) credit rating for both term loans is "Baa2." Fitch Ratings, a wholly owned subsidiary of Fimlac, S.A. (Fitch) credit rating for both term loans is "BBB." The below table outlines the borrowing spread on the outstanding principal balances of our term loans that correspond to the ratings levels from S&P, Moody's and Fitch.

Ratings Level (S&P/Moody's/Fitch)	Tranche B due August 2019 Borrowing Spread	Tranche B due August 2020 Borrowing Spread
BBB+/Baa1/BBB+ or higher	1.250%	0.750%
BBB/Baa2/BBB (current level)	1.500%	0.800%
BBB-/Baa3/BBB-	1.750%	1.125%
BB+/Ba1/BB+	2.000%	1.375%
BB/Ba2/BB or lower	2.500%	1.375%
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
We were in compliance with all debt covenants at September 30, 2017.
Pension Plans
As further described in Part II, Item 8, Notes to Consolidated Financial Statements, Note 15: Pensions and Other Postretirement Benefits, the funded status of our defined benefit pension plans is defined as the amount the projected benefit obligation exceeds the plan assets. The funded status of the plans is an underfunded position of $195 million at the end of fiscal 2017 as compared to an underfunded position of $336 million at the end of fiscal 2016.
We expect to contribute approximately $38 million of cash to our pension plans in fiscal 2018 as compared to approximately $53 million in fiscal 2017 and $64 million in fiscal 2016. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements. As a result, the actual funding in fiscal 2018 may be different from the estimate.
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

CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations as of September 30, 2017:

					in millions
	Payments Due by Period
	2018	2019-2020	2021-2022	2023 and thereafter	Total
Debt and capital lease obligations:
Principal payments (1)	$906	$3,274	$1,518	$4,552	$10,250
Interest payments (2)	341	613	492	2,159	3,605
Guarantees (3)	22	57	44	15	138
Operating lease obligations (4)	137	174	80	73	464
Purchase obligations (5)	1,750	646	195	110	2,701
Capital expenditures (6)	1,084	303	—	—	1,387
Other long-term liabilities (7)	—	—	—	—	581
Total contractual commitments	$4,240	$5,067	$2,329	$6,909	$19,126

(1)	In the event of a default on payment, acceleration of the principal payments could occur.

(2)
Interest payments include interest on all outstanding debt. Payments are estimated for variable rate and variable term debt based on effective interest rates at September 30, 2017, and expected payment dates.

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

(5)
Amounts include agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligations amount included items, such as future purchase commitments for grains, livestock contracts and fixed grower fees, that provide terms that meet the above criteria. For certain grain purchase commitments with a fixed quantity provision, we have assumed the future obligations under the commitment based on available commodity futures prices as published in observable active markets as of September 30, 2017. We have excluded future purchase commitments for contracts that do not meet these criteria. Purchase orders are not included in the table, as a purchase order is an authorization to purchase and is cancelable. Contracts for goods or services that contain termination clauses without penalty have also been excluded.

(6)	Amounts include estimated amounts to complete buildings and equipment under construction as of September 30, 2017.

(7)
Other long-term liabilities primarily consist of deferred compensation, deferred income, self-insurance, and asset retirement obligations. We are unable to reliably estimate the amount of these payments beyond fiscal 2018; therefore, we have only included the total liability in the table above. We also have employee benefit obligations consisting of pensions and other postretirement benefits of $258 million that are excluded from the table above. A discussion of the Company's pension and postretirement plans, including funding matters, is included in Part II, Item 8, Notes to Consolidated Financial Statements, Note 15: Pensions and Other Postretirement Benefits.

In addition to the amounts shown above in the table, we have unrecognized tax benefits of $296 million and related interest and penalties of $63 million at September 30, 2017, recorded as liabilities.
The potential maximum contractual obligation associated with our cash flow assistance programs at September 30, 2017, based on the estimated fair values of the livestock supplier’s net tangible assets on that date, aggregated to approximately $380 million. There were no receivables under these programs at September 30, 2017.
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

A 10% change in our marketing, advertising, and promotion accruals at September 30, 2017, would impact pretax earnings by approximately $15 million.

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

A 10% increase in the actuarial estimate at September 30, 2017, would result in an increase in the amount we recorded for our self-insurance liability of approximately $27 million. A 10% decrease in the actuarial estimate at September 30, 2017, would result in a decrease in the amount we recorded for our self-insurance liability of approximately $11 million.

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

Net periodic benefit cost for the defined benefit pension plans was $28 million in fiscal 2017. The projected benefit obligation was $1,707 million at the end of fiscal 2017. Unrecognized actuarial gain was $44 million at the end of fiscal 2017. We currently expect net periodic benefit cost for fiscal 2018 to be approximately $15 million, excluding the pending settlement as described in Note 15: Pension and Other Postretirement Benefits.

Plan assets are currently comprised of approximately 87% fixed income securities and 9% equity securities. Fixed income securities can include, but are not limited to, direct bond investments and pooled or indirect bond investments. Other investments may include, but are not limited to, international and domestic equities, real estate, commodities and private equity.

We expect to contribute approximately $38 million of cash to our pension plans in fiscal 2018. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements.

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

The risks of participating in multi-employer plans are different from single-employer plans. The net pension cost of the multi-employer plans is equal to the annual contribution determined in accordance with the provisions of negotiated labor contracts. Assets contributed to such plans are not segregated or otherwise restricted to provide benefits only to our employees. The future cost of these plans is dependent on a number of factors including the funded status of the plans and the ability of the other participating companies to meet ongoing funding obligations.

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

A 1% increase in the discount rate at September 30, 2017, would result in a decrease in the projected benefit obligation and net periodic benefit cost of approximately $187 million and $19 million, respectively. A 1% decrease in the discount rate at September 30, 2017, would result in an increase in the projected benefit obligation and net periodic benefit cost of approximately $229 million and $14 million, respectively.

A 1% change in the return on plan assets at September 30, 2017, would impact the net periodic benefit cost by approximately $15 million.

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

We recorded impairment charges related to long-lived assets and definite life intangibles of $214 million, $45 million and $262 million, in fiscal 2017, 2016 and 2015, respectively.

Our impairment analysis contains uncertainties due to judgment in assumptions, including useful lives and intended use of assets, observable market valuations, forecasted sales, operating margins, growth rates, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data that reflects the risk inherent in future cash flows to determine fair value.

We have not made any material changes in the accounting methodology used to evaluate the impairment of long-lived assets or definite life intangibles during the last three fiscal years.

We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate impairments or useful lives of long-lived assets or definite life intangibles. However, if actual results are not consistent with our estimates and assumptions used to calculate estimated future cash flows, we may be exposed to impairment losses that could be material.

We periodically conduct projects to strategically evaluate optimization of such items as network capacity, manufacturing efficiencies and business technology. Additionally, we continue to evaluate our international operations and strategies. If we have a significant change in strategies, outlook, or a manner in which we plan to use these assets, we may be exposed to future impairments.

Impairment of goodwill and indefinite life intangible assets
Description: Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, the fair value of the reporting unit may be more likely than not less than its carrying amount or if significant changes to macro-economic factors related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required. The quantitative test compares the fair value of a reporting unit with its carrying amount. We can elect to forgo the qualitative assessment and perform the quantitative test.
In January 2017, the FASB issued updated guidance simplifying the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. We early adopted this guidance in the third quarter of fiscal 2017; however, the adoption did not have an impact to our fiscal 2017 goodwill impairment assessment. For further description of this new guidance, refer to Part II, Item 8, Notes to Consolidated Financial Statements, Note 2: Changes in Accounting Principles.
For indefinite life intangible assets, a qualitative assessment can also be performed to determine whether the existence of events and circumstances indicates it is more likely than not an intangible asset is impaired. Similar to goodwill, we can also elect to forgo the qualitative test for indefinite life intangible assets and perform the quantitative test. Upon performing the quantitative test, if the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We elected to forgo the qualitative assessment on our indefinite life intangible assets for the fiscal 2017 impairment test.
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
Judgments and Uncertainties: We estimate the fair value of our reporting units using a combination of various valuation techniques, including an income approach (discounted cash flow analysis) and market approaches (EBITDA multiples of comparable publicly-traded companies and precedent transactions). Our primary technique is discounted cash flow analysis. These approaches use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy and requires us to make various judgmental assumptions about sales, operating margins, growth rates and discount rates.
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
Our Prepared Foods reporting unit, which is our Prepared Foods operating segment, had goodwill at September 30, 2017, totaling $3,678 million. We generally assumed operating margins in future years would be in our normalized range of 10% to 12%, as we believe this is consistent with market participant views in an exit transaction. Had we assumed future operating margins consistent with those realized in the current fiscal year, we would have failed the quantitative step of the annual impairment test, which may have resulted in a material goodwill impairment loss. The current year Prepared Foods reporting unit results were not indicative of future market participant expectations in an exit transaction primarily due to unusual items in fiscal 2017 including $213 million of charges related to an acquisition, impairment of our San Diego operation, impairment associated with the expected sale of a non-protein business, and restructuring and related charges. Additionally, we are in the process of divesting three non-protein businesses and integrating AdvancePierre’s prepared operations into the Prepared Foods reporting unit, as well as executing our Financial Fitness Program which should collectively improve operating results in future periods. To pass the first step of the annual impairment test in fiscal 2017, the Prepared Foods reporting unit’s projected operating margins, utilizing the discounted cash flow valuation technique, had to average 6.6% (breakeven). We exceeded the breakeven operating margin level for the first nine months of fiscal 2017, as well as each of the previous two fiscal years, and expect to well exceed it in fiscal 2018 and in future years.
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

During fiscal 2017, 2016 and 2015, all of our material reporting units that underwent a quantitative test passed the goodwill impairment analysis. In fiscal 2015, we recorded a $23 million full impairment of an immaterial reporting unit’s goodwill.
Some of the inherent estimates and assumptions used in determining fair value of the reporting units and indefinite life intangible assets are outside the control of management, including interest rates, cost of capital, tax rates, market EBITDA comparables and credit ratings. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units and indefinite life intangibles, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, it could result in additional material impairments of our goodwill.
All of our material reporting units' estimated fair value exceeded their carrying value by more than 20% at the date of their most recent estimated fair value determination. Consequently, we do not currently consider any of our material reporting units at significant risk of impairment.
The discount rate used in our annual goodwill impairment test increased to 6.7% in fiscal 2017 from 6.2% in fiscal 2016. Discount rates continue to be low compared to historical levels. A 54% increase in the discount rate would have caused the carrying value of our Prepared Foods reporting unit, with $3,678 million of goodwill at September 30, 2017, to exceed its discounted cash flows' fair value.
Our fiscal 2017, 2016, and 2015 indefinite life intangible assets impairment analysis did not result in an impairment charge. All indefinite life intangible assets’ estimated fair value exceeded their carrying value by more than 20% at the date of their most recent estimated fair value determination. Consequently, we do not currently consider any of our material indefinite life intangible assets at significant risk of impairment.
The discount rate used in our annual indefinite life intangible assets impairment test was 7.9% in fiscal 2017 and fiscal 2016. A 20% increase in the discount rate would have caused the carrying value of one intangible asset, which has a carrying value of $533 million, to exceed fair value.
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
Commodities Risk: We purchase certain commodities, such as grains and livestock in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of September 30, 2017, and October 1, 2016, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis included hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value	in millions
	2017	2016
Livestock:
Live Cattle	$23	$5
Lean Hogs	16	7
Grain:
Corn	17	26
Soy Meal	13	8
Interest Rate Risk: At September 30, 2017, we had variable rate debt of $2,756 million with a weighted average interest rate of 1.9%. A hypothetical 10% increase in interest rates effective at September 30, 2017, and October 1, 2016, would have a minimal effect on interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At September 30, 2017, we had fixed-rate debt of $7,447 million with a weighted average interest rate of 4.1%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $150 million at September 30, 2017, and $71 million at October 1, 2016. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
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
Foreign Currency Risk: We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Japanese yen and the Mexican peso. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at September 30, 2017, and October 1, 2016, related to the foreign exchange forward and option contracts would have a $7 million and $3 million impact, respectively, on pretax income.
Concentrations of Credit Risk: Our financial instruments exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to our large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At September 30, 2017, and October 1, 2016, 18.6% and 18.9%, respectively, of our net accounts receivable balance was due from Wal-Mart Stores, Inc. No other single customer or customer group represented greater than 10% of net accounts receivable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three years ended September 30, 2017
	in millions, except per share data
	2017	2016	2015
Sales	$38,260	$36,881	$41,373
Cost of Sales	33,177	32,184	37,456
Gross Profit	5,083	4,697	3,917
Selling, General and Administrative	2,152	1,864	1,748
Operating Income	2,931	2,833	2,169
Other (Income) Expense:
Interest income	(7)	(6)	(9)
Interest expense	279	249	293
Other, net	31	(8)	(36)
Total Other (Income) Expense	303	235	248
Income before Income Taxes	2,628	2,598	1,921
Income Tax Expense	850	826	697
Net Income	1,778	1,772	1,224
Less: Net Income Attributable to Noncontrolling Interests	4	4	4
Net Income Attributable to Tyson	$1,774	$1,768	$1,220
Weighted Average Shares Outstanding:
Class A Basic	296	315	335
Class B Basic	70	70	70
Diluted	370	390	413
Net Income Per Share Attributable to Tyson:
Class A Basic	$4.94	$4.67	$3.06
Class B Basic	$4.45	$4.24	$2.79
Diluted	$4.79	$4.53	$2.95
Dividends Declared Per Share:
Class A	$0.975	$0.650	$0.425
Class B	$0.878	$0.585	$0.383
See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three years ended September 30, 2017
	in millions
	2017	2016	2015
Net Income	$1,778	$1,772	$1,224
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	—	(1)	2
Investments	(1)	—	(1)
Currency translation	6	4	36
Postretirement benefits	56	42	20
Total Other Comprehensive Income (Loss), Net of Taxes	61	45	57
Comprehensive Income	1,839	1,817	1,281
Less: Comprehensive Income Attributable to Noncontrolling Interests	4	4	4
Comprehensive Income Attributable to Tyson	$1,835	$1,813	$1,277
See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED BALANCE SHEETS

September 30, 2017, and October 1, 2016
in millions, except share and per share data
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$318	$349
Accounts receivable, net	1,675	1,542
Inventories	3,239	2,732
Other current assets	219	265
Assets held for sale	807	—
Total Current Assets	6,258	4,888
Net Property, Plant and Equipment	5,568	5,170
Goodwill	9,324	6,669
Intangible Assets, net	6,243	5,084
Other Assets	673	562
Total Assets	$28,066	$22,373
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$906	$79
Accounts payable	1,698	1,511
Other current liabilities	1,424	1,172
Liabilities held for sale	4	—
Total Current Liabilities	4,032	2,762
Long-Term Debt	9,297	6,200
Deferred Income Taxes	2,979	2,545
Other Liabilities	1,199	1,242
Commitments and Contingencies (Note 20)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 378 million shares in 2017 and 364 million shares in 2016	38	36
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,378	4,355
Retained earnings	9,776	8,348
Accumulated other comprehensive gain (loss)	16	(45)
Treasury stock, at cost – 80 million shares in 2017 and 73 million shares in 2016	(3,674)	(3,093)
Total Tyson Shareholders’ Equity	10,541	9,608
Noncontrolling Interests	18	16
Total Shareholders’ Equity	10,559	9,624
Total Liabilities and Shareholders’ Equity	$28,066	$22,373

See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Three years ended September 30, 2017
				in millions
	2017		2016		2015
	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance at beginning of year	364	$36	346	$35	346	$35
Issuance of Class A common stock	14	2	18	1	—	—
Balance at end of year	378	38	364	36	346	35

Class B Common Stock:
Balance at beginning and end of year	70	7	70	7	70	7

Capital in Excess of Par Value:
Balance at beginning of year		4,355		4,307		4,257
Stock-based compensation		23		48		50
Balance at end of year		4,378		4,355		4,307

Retained Earnings:
Balance at beginning of year		8,348		6,813		5,748
Net income attributable to Tyson		1,774		1,768		1,220
Dividends		(346)		(233)		(155)
Balance at end of year		9,776		8,348		6,813

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of year		(45)		(90)		(147)
Other Comprehensive Income (Loss)		61		45		57
Balance at end of year		16		(45)		(90)

Treasury Stock:
Balance at beginning of year	73	(3,093)	47	(1,381)	40	(1,010)
Purchase of Class A common stock	14	(860)	32	(1,944)	12	(495)
Stock-based compensation	(7)	279	(6)	232	(5)	124
Balance at end of year	80	(3,674)	73	(3,093)	47	(1,381)

Total Shareholders’ Equity Attributable to Tyson		$10,541		$9,608		$9,691

Equity Attributable to Noncontrolling Interests:
Balance at beginning of year		$16		$15		$14
Net income attributable to noncontrolling interests		4		4		4
Contributions by noncontrolling interest		—		—		—
Distributions to noncontrolling interest		(2)		(3)		(1)
Net foreign currency translation adjustment and other		—		—		(2)
Total Equity Attributable to Noncontrolling Interests		$18		$16		$15

Total Shareholders’ Equity		$10,559		$9,624		$9,706
See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three years ended September 30, 2017
	in millions
	2017	2016	2015
Cash Flows From Operating Activities:
Net income	$1,778	$1,772	$1,224
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	642	617	609
Amortization	119	88	102
Deferred income taxes	(39)	84	38
Loss on dispositions of businesses	—	—	(177)
Impairment of assets	214	45	285
Share-based compensation expense	92	81	69
Other, net	(57)	(34)	71
(Increase) decrease in accounts receivable	(55)	73	66
(Increase) decrease in inventories	(246)	148	220
Increase (decrease) in accounts payable	61	(130)	(162)
Increase (decrease) in income taxes payable/receivable	55	(19)	177
Increase (decrease) in interest payable	16	(1)	(23)
Net changes in other operating assets and liabilities	19	(8)	71
Cash Provided by Operating Activities	2,599	2,716	2,570
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(1,069)	(695)	(854)
Purchases of marketable securities	(79)	(46)	(38)
Proceeds from sale of marketable securities	61	37	52
Acquisitions, net of cash acquired	(3,081)	—	—
Proceeds from sale of businesses	—	—	539
Other, net	4	20	31
Cash Used for Investing Activities	(4,164)	(684)	(270)
Cash Flows From Financing Activities:
Payments on debt	(3,159)	(714)	(1,995)
Proceeds from issuance of long-term debt	5,444	1	501
Borrowings on revolving credit facility	1,810	1,065	1,345
Payments on revolving credit facility	(2,110)	(765)	(1,345)
Proceeds from issuance of commercial paper	8,138	—	—
Repayments of commercial paper	(7,360)	—	—
Payment of AdvancePierre TRA liability	(223)	—	—
Purchases of Tyson Class A common stock	(860)	(1,944)	(495)
Dividends	(319)	(216)	(147)
Stock options exercised	154	128	84
Other, net	15	68	17
Cash Provided by (Used for) Financing Activities	1,530	(2,377)	(2,035)
Effect of Exchange Rate Change on Cash	4	6	(15)
Decrease in Cash and Cash Equivalents	(31)	(339)	250
Cash and Cash Equivalents at Beginning of Year	349	688	438
Cash and Cash Equivalents at End of Year	$318	$349	$688
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TYSON FOODS, INC.
NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business: Tyson Foods, Inc. (collectively, “Company,” “we,” “us” or “our”), is one of the world's largest food companies and a recognized leader in protein. Founded in 1935 by John W. Tyson and grown under three generations of family leadership, the Company has a broad portfolio of products and brands like Tyson®, Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, Aidells®, ibp® and State Fair®. We innovate continually to make protein more sustainable, tailor food for everywhere it’s available and raise the world’s expectations for how much good food can do.
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
Fiscal Year: We utilize a 52- or 53-week accounting period ending on the Saturday closest to September 30. The Company’s accounting cycle resulted in a 52-week year for fiscal 2017 and fiscal 2016 and a 53-week year for fiscal 2015.
Cash and Cash Equivalents: Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as part of our cash management activity. The carrying values of these assets approximate their fair values. We primarily utilize a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts where funds are moved to, and several zero-balance disbursement accounts for funding payroll, accounts payable, livestock procurement, grower payments, etc. As a result of our cash management system, checks issued, but not presented to the banks for payment, may result in negative book cash balances. These negative book cash balances are included in accounts payable and other current liabilities. At September 30, 2017, and October 1, 2016, checks outstanding in excess of related book cash balances totaled approximately $237 million and $261 million, respectively.
Accounts Receivable: We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. We calculate this allowance based on our history of write-offs, level of past due accounts and relationships with and economic status of our customers. At September 30, 2017, and October 1, 2016, our allowance for uncollectible accounts was $34 million and $33 million, respectively. We generally do not have collateral for our receivables, but we do periodically evaluate the credit worthiness of our customers.
Inventories: Processed products, livestock and supplies and other are valued at the lower of cost or market. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories.
In fiscal 2017, 63% of the cost of inventories was determined by the first-in, first-out ("FIFO") method as compared to 61% in fiscal 2016. The remaining cost of inventories for both years is determined by the weighted-average method.
The following table reflects the major components of inventory at September 30, 2017, and October 1, 2016:

		in millions
	2017	2016
Processed products	$1,947	$1,530
Livestock	874	772
Supplies and other	418	430
Total inventory	$3,239	$2,732
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
We review the carrying value of long-lived assets at each balance sheet date if indication of impairment exists. Recoverability is assessed using undiscounted cash flows based on historical results and current projections of earnings before interest, taxes, depreciation and amortization. We measure impairment as the excess of carrying value over the fair value of an asset. The fair value of an asset is generally measured using discounted cash flows including market participant assumptions of future operating results and discount rates.

Goodwill and Intangible Assets: Definite life intangibles are initially recorded at fair value and amortized over the estimated period of benefit. Brands and trademarks are generally amortized using the straight-line method over 20 years or less. Customer relationships are generally amortized over seven to 20 years based on the pattern of revenue expected to be generated from the use of the asset. Amortization expense is generally recognized in selling, general, and administrative expense. We review the carrying value of definite life intangibles at each balance sheet date if indication of impairment exists. Recoverability is assessed using undiscounted cash flows based on historical results and current projections of earnings before interest, taxes, depreciation and amortization. We measure impairment as the excess of carrying value over the fair value of the definite life intangible asset. We use various valuation techniques to estimate fair value, with the primary techniques being discounted cash flows, relief-from-royalty and multi-period excess earnings valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under these valuation approaches, we are required to make estimates and assumptions about sales, operating margins, growth rates, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data.
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
In January 2017, the Financial Accounting Standards Board (“FASB”) issued updated guidance simplifying the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. We early adopted this guidance in the third quarter of fiscal 2017; however, the adoption did not have an impact to our fiscal 2017 goodwill impairment assessment. We have elected to make the first day of the fourth quarter the annual impairment assessment date for goodwill and indefinite life intangible assets.
We estimate the fair value of our reporting units using a combination of various valuation techniques, including an income approach (discounted cash flow analysis) and market approaches (earnings before interest, taxes, depreciation and amortization or "EBITDA" multiples of comparable publicly-traded companies and precedent transactions). Our primary technique is discounted cash flow analysis. These approaches use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy and requires us to make various judgmental assumptions about sales, operating margins, growth rates and discount rates which consider our budgets, business plans and economic projections, and are believed to reflect market participant views which would exist in an exit transaction. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. Generally, we utilize normalized operating margin assumptions based on future expectations and operating margins historically realized in the reporting units' industries.
Some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, market EBITDA comparables and credit ratings. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, it could result in additional material impairments of our goodwill.
The discount rate used in our annual goodwill impairment test increased to 6.7% in fiscal 2017 from 6.2% in fiscal 2016.
During fiscal 2017, 2016 and 2015, the fair value of each of our material reporting units' exceeded its carrying value. In fiscal 2015, we recorded a $23 million full impairment of an immaterial reporting unit’s goodwill.
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
The fair value of our indefinite life intangible assets is calculated principally using relief-from-royalty and multi-period excess earnings valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy, and is believed to reflect market participant views which would exist in an exit transaction. Under these valuation approaches, we are required to make estimates and assumptions about sales, operating margins, growth rates, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. During fiscal 2017, 2016 and 2015, the fair value of each of our indefinite life intangible assets exceeded its carrying value. The discount rate used in our indefinite life intangible test was 7.9% in fiscal 2017 and 2016.

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
Other Current Liabilities: Other current liabilities at September 30, 2017, and October 1, 2016, include:

	in millions
	2017	2016
Accrued salaries, wages and benefits	$673	$563
Accrued marketing, advertising and promotion expense	146	212
Other	605	397
Total other current liabilities	$1,424	$1,172
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
Marketing and Promotion Costs: We promote our products with marketing, advertising, trade promotions, and consumer incentives, which include, but are not limited to, coupons, discounts, rebates, and volume-based incentives. Marketing and promotion costs are charged to operations in the period incurred. Customer incentive and trade promotion activities are recorded as a reduction to sales based on amounts estimated as being due to customers, based primarily on historical utilization and redemption rates, while other marketing and promotional activities are recorded as selling, general and administrative expense.
Advertising Expenses: Advertising expense is charged to operations in the period incurred and is recorded as selling, general and administrative expense. Advertising expense totaled $238 million, $238 million and $181 million in fiscal 2017, 2016 and 2015, respectively.
Research and Development: Research and development costs are expensed as incurred. Research and development costs totaled $113 million, $96 million and $75 million in fiscal 2017, 2016 and 2015, respectively.
Use of Estimates: The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Recently Issued Accounting Pronouncements:
In August 2017, the FASB issued guidance that eases certain documentation and assessment requirements of hedge effectiveness and modifies the accounting for components excluded from the assessment. Some of the modifications include the ineffectiveness of derivative gain/loss in highly effective cash flow hedge to be recorded in OCI, the change in fair value of derivative to be recorded in the same income statement line as hedged item, and additional disclosures required on the cumulative basis adjustment in fair value hedges and the effect of hedging on financial statement lines for components excluded from the assessment. The amendment also simplifies the application of hedge accounting in certain situations to permit new hedging strategies to be eligible for hedge accounting. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2018, our fiscal 2020. Early adoption is permitted and the modified retrospective transition method should be applied. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
In May 2017, the FASB issued guidance that clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted and the prospective transition method should be applied to awards modified on or after the adoption date. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
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
In March 2017, the FASB issued guidance which will change the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost will be included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost will be presented separately outside of operating income. Additionally, only the service cost component will be eligible for capitalization when applicable. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted and the retrospective transition method should be applied for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement, and the prospective transition method should be applied, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. We plan to adopt this guidance beginning in the first quarter of fiscal 2019. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
In August 2016, the FASB issued guidance which aims to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted and the retrospective transition method should be applied. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
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
In March 2016, the FASB issued guidance which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows and impact on earnings per share. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016, our fiscal 2018. Early adoption is permitted and the application of the guidance requires various transition methods depending on the specific amendment. We adopted this guidance in the first quarter of fiscal 2018. The guidance requires all income tax effects of share-based payment awards to be recognized in the consolidated statements of income when the awards vest or are settled, which is a change from the current guidance that requires such activity to be recorded in capital in excess of par value within stockholders' equity. We adopted this guidance prospectively which may create volatility in our effective tax rate when adopted depending largely on future events and other factors which may include our stock price, timing of stock option exercises, and the value realized upon vesting or exercise of shares compared to the grant date fair value of those shares. Under the new guidance, companies can also make an accounting policy election to either estimate forfeitures each period or to account for forfeitures as they occur. We changed our accounting policy to account for forfeitures as they occur using the modified retrospective transition method and expect the impact of this change on our consolidated financial statements to be immaterial. The guidance also changes the presentation of excess tax benefits from a financing activity to an operating activity in the consolidated statements of cash flows. We applied this change prospectively and do not expect a material impact on our consolidated statements of cash flows.
In February 2016, the FASB issued guidance which created new accounting and reporting guidelines for leasing arrangements. The guidance requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses and cash flows arising from a lease will depend on classification as a finance or operating lease. The guidance also requires qualitative and quantitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2018, our fiscal 2020. Early adoption is permitted and the modified retrospective method should be applied. While we are still evaluating the impact this guidance will have on our consolidated financial statements and related disclosures, we have completed our initial scoping reviews and have made progress in our assessment phase as we continue to identify our leasing processes that will be impacted by the new standard. We have also made progress in developing the policy elections we will make upon adoption and we are implementing software to meet the reporting requirements of this standard. We expect our financial statement disclosures will be expanded to present additional details of our leasing arrangements. At this time, we are unable to reasonably estimate the expected increase in assets and liabilities on our consolidated balance sheets or the impacts to our consolidated financial statements upon adoption.
In January 2016, the FASB issued guidance that requires most equity investments be measured at fair value, with subsequent other changes in fair value recognized in net income. The guidance also impacts financial liabilities under the fair value option and the presentation and disclosure requirements on the classification and measurement of financial instruments. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. It should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, unless, equity securities do not have readily determinable fair values, in which case, the amendments should be applied prospectively. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
In July 2015, the FASB issued guidance which requires management to evaluate inventory at the lower of cost and net realizable value. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016, our fiscal 2018. The prospective transition method should be applied. We adopted this guidance in the first quarter of fiscal 2018 and do not expect this guidance to have a material impact on our consolidated financial statements.

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
NOTE 3: ACQUISITIONS AND DISPOSITIONS
Acquisitions
On June 7, 2017, we acquired all of the outstanding common stock of AdvancePierre Foods Holdings, Inc. ("AdvancePierre") as part of our strategy to sustainably feed the world with the fastest growing portfolio of protein-packed brands. The purchase price was equal to $40.25 per share for AdvancePierre's outstanding common stock, or approximately $3.2 billion. We funded the acquisition with existing cash on hand, net proceeds from the issuance of new senior notes and a new term loan facility, as well as borrowings under our commercial paper program (refer to Note 7: Debt). AdvancePierre's results from operations subsequent to the acquisition closing are included in the Prepared Foods and Chicken segments.
The following table summarizes the preliminary purchase price allocation and fair values of the assets acquired and liabilities assumed at the acquisition date. Certain estimated values for the acquisition, including goodwill, intangible assets, property, plant and equipment, and deferred income taxes, are not yet finalized and are subject to revision as additional information becomes available and more detailed analyses are completed. The purchase price was allocated based on information available at acquisition date. During the fourth quarter of fiscal 2017, we recorded measurement period adjustments which increased goodwill by $60 million, primarily related to updated valuations for intangible assets and deferred income taxes based on additional information regarding assets and liabilities assumed.

in millions
Cash and cash equivalents	$126
Accounts receivable	80
Inventories	272
Other current assets	5
Property, Plant and Equipment	302
Goodwill	2,982
Intangible Assets	1,515
Current debt	(1,148)
Accounts payable	(114)
Other current liabilities	(97)
Tax receivable agreement (TRA) due to former shareholders	(223)
Long-Term Debt	(33)
Deferred Income Taxes	(457)
Other Liabilities	(3)
Net assets acquired	$3,207
The fair value of identifiable intangible assets is as follows:

			in millions
Intangible Asset Category	Type	Life in Years	Fair Value
Brands & Trademarks	Amortizable	Weighted Average of 15 years	$390
Customer Relationships	Amortizable	Weighted Average of 15 years	1,125
Total identifiable intangible assets			$1,515
As a result of the acquisition, we recognized a total of $2,982 million of goodwill. The purchase price was assigned to assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, and any excess was allocated to goodwill, as shown in the table above. Goodwill represents the value we expect to achieve through the implementation of operational synergies and growth opportunities. The allocation of goodwill to our reporting units is pending finalization of the expected synergies and the impact of the synergies to our reporting units. Of the goodwill acquired, $163 million related to previous AdvancePierre acquisitions is expected to be deductible for tax purposes.
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
The acquisition of AdvancePierre was accounted for using the acquisition method of accounting, and consequently, the results of operations for AdvancePierre are reported in our consolidated financial statements from the date of acquisition. AdvancePierre's results from the date of acquisition, which included a net increase $508 million of Sales, were insignificant to the overall Consolidated Statements of Income.
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
The 2016 pro forma results include transaction related expenses incurred by AdvancePierre prior to the acquisition of $84 million, including items such as consultant fees, accelerated stock compensation and other deal costs; transaction related expenses incurred by the Company of $67 million, including fees paid to third parties, financing costs and other deal costs; and $36 million of expense related to the fair value inventory adjustment at the date of acquisition.
These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor is it necessarily an indication of future operating results.

	in millions (unaudited)
	2017	2016
Pro forma sales	$39,330	$38,406
Pro forma net income attributable to Tyson	1,837	1,686
Pro forma net income per diluted share attributable to Tyson	$4.97	$4.32
On November 10, 2017, we acquired all of the outstanding shares of a valued-added protein business for $225 million, subject to certain adjustments, which will be included in our Prepared Foods and Chicken segments.
Dispositions
On April 24, 2017, we announced our intent to sell three non-protein businesses as part of our strategic focus on protein-packed brands. These businesses, which are all part of our Prepared Foods segment, include Sara Lee® Frozen Bakery, Kettle and Van’s® and produce items such as frozen desserts, waffles, snack bars, and soups, sauces and sides. The sale is also expected to include the Chef Pierre®, Bistro Collection®, Kettle Collection™, and Van’s® brands, a license to use the Sara Lee® brand in various channels, as well as our Tarboro, North Carolina, Fort Worth, Texas, and Traverse City, Michigan, prepared foods facilities. We have reclassified the assets and liabilities related to these businesses to assets and liabilities held for sale in our Consolidated Balance Sheet as of September 30, 2017. In the fourth quarter of 2017, we recorded an impairment charge totaling $45 million, related to one of these businesses due to a revised estimate of the business’ fair value based on current expected net sales proceeds. The impairment charge was recorded in Cost of Sales in our Consolidated Statement of Income for fiscal 2017, and consisted of goodwill and intangible assets previously classified within assets held for sale. In October 2017, we executed a definitive asset purchase agreement to sell our Kettle operation for $125 million, subject to certain contingencies including regulatory approval. We anticipate we will close the Kettle and remaining transactions by the end of calendar 2017, or early calendar 2018, and expect to record a net pretax gain as a result of the sale of these businesses. The Company concluded the businesses were not significant disposal groups and did not represent a strategic shift, and therefore were not classified as discontinued operations for any of the periods presented.
The following table summarizes the net assets and liabilities held for sale:

in millions
September 30, 2017
Assets held for sale:
Accounts receivable, net	$2
Inventories	109
Net Property, Plant and Equipment	192
Other current assets	1
Goodwill	312
Intangible Assets, net	191
Total assets held for sale	$807
Liabilities held for sale:
Accounts payable	$1
Other current liabilities	3
Total liabilities held for sale	$4
In fiscal 2014, we announced our plan to sell our Brazil and Mexico operations, which are included in Other for segment reporting, to JBS SA for $575 million in cash less debt and other adjustments. We completed the sale of the Brazil operation in the first quarter of fiscal 2015 and received net proceeds of $148 million including working capital, net debt adjustments and cash transferred. The sale did not result in a significant gain or loss as the carrying value of the Brazil operation approximated the sales proceeds at the time of sale.
We completed the sale of the Mexico operation in the fourth quarter of fiscal 2015 and received net proceeds of approximately $374 million including working capital, net debt adjustments and cash transferred. As a result of the sale, we recorded a pretax gain of $161 million, which was reflected in Cost of Sales in our Consolidated Statements of Income. We utilized the net proceeds to retire the 2.75% senior notes due September 2015.
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
NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The following table reflects major categories of property, plant and equipment and accumulated depreciation at September 30, 2017, and October 1, 2016:

	in millions
	2017	2016
Land	$138	$126
Building and leasehold improvements	3,878	3,662
Machinery and equipment	7,111	6,789
Land improvements and other	323	300
Buildings and equipment under construction	492	290
	11,942	11,167
Less accumulated depreciation	6,374	5,997
Net property, plant and equipment	$5,568	$5,170
Approximately $1,387 million will be required to complete buildings and equipment under construction at September 30, 2017.

NOTE 5: GOODWILL AND INTANGIBLE ASSETS
The following table reflects goodwill activity for fiscal 2017 and 2016:

in millions
	Beef	Pork	Chicken	Prepared Foods	Other(a)	Unallocated	Consolidated
Balance at October 3, 2015
Goodwill	$1,236	$423	$1,563	$4,005	$57	$—	$7,284
Accumulated impairment losses	(560)	—	—	—	(57)	—	(617)
	676	423	1,563	4,005	—	—	6,667
Fiscal 2016 Activity:
Currency translation and other	—	—	2	—	—	—	2
Balance at October 1, 2016
Goodwill	1,236	423	1,565	4,005	57	—	7,286
Accumulated impairment losses	(560)	—	—	—	(57)	—	(617)
	$676	$423	$1,565	$4,005	$—	$—	$6,669

Fiscal 2017 Activity:
Acquisition	—	—	—	—	—	2,982	2,982
Reclass to assets held for sale	—	—	—	(327)	—	—	(327)
Balance at September 30, 2017
Goodwill	1,236	423	1,565	3,678	57	2,982	9,941
Accumulated impairment losses	(560)	—	—	—	(57)	—	(617)
	$676	$423	$1,565	$3,678	$—	$2,982	$9,324
(a) Other included the goodwill from our foreign chicken operation.
On June 7, 2017, we acquired and consolidated AdvancePierre. The allocation of goodwill to our reportable segments is pending finalization of the expected synergies and the impact of the synergies to our reporting units.
The following table reflects intangible assets by type at September 30, 2017, and October 1, 2016:

in millions
	2017	2016
Amortizable intangible assets:
Brands and trademarks	$738	$590
Customer relationships	1,639	564
Patents, intellectual property and other	114	114
Land use rights	9	9
Total gross amortizable intangible assets	$2,500	$1,277
Less accumulated amortization	335	271
Total net amortizable intangible assets	$2,165	$1,006
Brands and trademarks not subject to amortization	4,078	4,078
Total intangible assets	$6,243	$5,084
Amortization expense of $107 million, $80 million and $92 million was recognized during fiscal 2017, 2016 and 2015, respectively. We estimate amortization expense on intangible assets for the next five fiscal years subsequent to September 30, 2017, will be: 2018 - $194 million; 2019 - $189 million; 2020 - $185 million; 2021 - $170 million; 2022 - $160 million.

NOTE 6: RESTRUCTURING AND RELATED CHARGES
In the fourth quarter of fiscal 2017, our Board of Directors approved a multi-year restructuring program (the “Financial Fitness Program”), which is expected to contribute to the Company’s overall strategy of financial fitness through increased operational effectiveness and overhead reduction. The Company currently anticipates the Financial Fitness Program will result in cumulative pretax charges, once implemented, of approximately $215 million which consist primarily of severance and employee related costs, asset impairments, accelerated depreciation, incremental costs to implement new technology, and contract termination costs. As part of this program, we anticipate eliminating approximately 500 positions across several areas and job levels with most of the eliminated positions originating from the corporate offices in Springdale, Arkansas; Chicago, Illinois; and Cincinnati, Ohio. In the fourth quarter of fiscal 2017, the Company recognized restructuring and related charges of $150 million associated with the program.
The following table reflects the pretax impact of restructuring and related charges in the Consolidated Statements of Income:

in millions
2017
Cost of Sales	$35
Selling, General and Administrative expenses	115
Total restructuring and related charges, pretax	$150
The following table reflects the pretax impact of restructuring and related charges incurred in fiscal 2017 and the estimated charges in fiscal 2018 by our reportable segments:

			in millions
	2017 charges	Estimated 2018 charges	Total estimated Financial Fitness Program charges
Beef	$8	$6	$14
Pork	3	2	5
Chicken	56	32	88
Prepared Foods	82	25	107
Other	1	—	1
Total restructuring and related charges, pretax	$150	$65	$215
For fiscal 2017, the restructuring and related charges consisted of $53 million severance and employee related costs, $72 million technology impairment and related costs, and $25 million for contract termination costs. The expected fiscal 2018 restructuring and related charges are expected to approximate $5 million of employee related costs, $25 million of incremental costs to implement new technology, $34 million in accelerated depreciation, and $1 million of other charges. The timing and actual amounts of these estimated charges may change.
The following table reflects our liability related to restructuring which was recognized in other current liabilities in our Consolidated Balance Sheet as of September 30, 2017:

in millions
	Restructuring charges	Payments	Other	Ending liability
Severance and employee related costs	$51	$4	$—	$47
Contract termination	22	—	—	22
Total	$73	$4	$—	$69

NOTE 7: DEBT
The following table reflects major components of debt as of September 30, 2017, and October 1, 2016:

		in millions
	2017	2016
Revolving credit facility	$—	$300
Commercial Paper	778	—
Senior notes:
7.00% Notes due May 2018	120	120
Notes due May 2019 (2019 Floating-Rate Notes) (1.77% at 09/30/2017)	300	—
2.65% Notes due August 2019	1,000	1,000
Notes due June 2020 (June 2020 Floating-Rate Notes) (1.87% at 09/30/2017)	350	—
Notes due August 2020 (August 2020 Floating-Rate Notes) (1.76% at 09/30/2017)	400	—
4.10% Notes due September 2020	282	284
2.25% Notes due August 2021 (2021 Notes)	500	—
4.50% Senior notes due June 2022	1,000	1,000
3.95% Notes due August 2024	1,250	1,250
3.55% Notes due June 2027 (2027 Notes)	1,350	—
7.00% Notes due January 2028	18	18
6.13% Notes due November 2032	162	163
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	500	500
4.55% Notes due June 2047 (2047 Notes)	750	—
Discount on senior notes	(15)	(8)
Term loans:
Tranche B due August 2019 (2.75% at 09/30/2017)	427	552
Tranche B due August 2020 (2.05% at 09/30/2017)	500	500
Amortizing Notes - Tangible Equity Units (see Note 8: Equity)	—	71
Other	81	58
Unamortized debt issuance costs	(50)	(29)
Total debt	10,203	6,279
Less current debt	906	79
Total long-term debt	$9,297	$6,200
Annual maturities of debt for the five fiscal years subsequent to September 30, 2017, are: 2018 - $906 million; 2019 - $1,737 million; 2020 - $1,537 million; 2021 - $511 million; 2022 - $1,007 million.
Revolving Credit Facility
In May 2017, we amended our existing credit facility which, among other things, increased our line of credit from $1.25 billion to $1.50 billion. The facility supports short-term funding needs and letters of credit and will mature and the commitments thereunder will terminate in May 2022. Amounts available for borrowing under this facility totaled $1,492 million at September 30, 2017, net of outstanding letters of credit. At September 30, 2017, we had outstanding letters of credit issued under this facility totaling $8 million, none of which were drawn upon. We had an additional $85 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of leasing obligations and workers’ compensation insurance programs.
If in the future any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility.

August 2020 Floating-Rate Notes / 2021 Notes
On August 21, 2017, we issued senior unsecured notes with an aggregate principal amount of $900 million, consisting of $400 million due August 2020 and $500 million due August 2021. We used the net proceeds from the issuance to repay amounts outstanding under our Term Loan Tranche due June 2020. The August 2020 Floating-Rate Notes carry an interest rate of 3-month LIBOR plus 0.45% and the 2021 Notes carry a fixed interest rate at 2.25%. Interest payments on the August 2020 Floating-Rate Notes are due quarterly on February 21, May 21, August 21 and November 21. Interest payments on the 2021 Notes are due semi-annually on February 23 and August 23. After the original issue discounts of $1 million, we received net proceeds of $899 million. In addition, we incurred debt issuance costs of $5 million related to this issuance.
2019 Floating-Rate / June 2020 Floating-Rate / 2027 / 2047 Notes
In June 2017, as part of the financing for the AdvancePierre acquisition, we issued senior unsecured notes with an aggregate principal amount of $2,750 million, consisting of $300 million due May 2019, $350 million due June 2020, $1,350 million due June 2027, and $750 million due June 2047. The 2019 Floating-Rate Notes, June 2020 Floating-Rate Notes, 2027 Notes and 2047 Notes carry interest rates of 3-month LIBOR plus 0.45%, 3-month LIBOR plus 0.55%, 3.55% and 4.55%, respectively. Interest payments on the 2019 Floating-Rate Notes are due quarterly February 28, May 30, August 30, and November 30. Interest payments on the June 2020 Floating-Rate Notes are due quarterly March 2, June 2, September 2, and December 2. Interest payments on the 2027 Notes and 2047 Notes are due semi-annually on June 2 and December 2. After the original issue discounts of $7 million, we received net proceeds of $2,743 million. In addition, we incurred debt issuance costs of $22 million related to this issuance.
Term Loan Tranche B due August 2020
On August 18, 2017, we amended our existing $500 million Term Loan Tranche B which extended the maturity of the loan from April 2019 to August 2020.
Term Loan Tranche due June 2020
In June 2017, as part of the financing for the AdvancePierre acquisition, we borrowed $1,800 million under an unsecured term loan facility, which is due June 2020. The facility amortized at 2.5% per quarter and interest reset based on the selected LIBOR interest period plus 1.25%. We incurred debt issuance costs of $5 million related to this borrowing. In fiscal 2017, we repaid the full amount of the loan.
AdvancePierre's Debt Extinguishment
In June 2017, in connection with our AdvancePierre acquisition, we assumed $1,119 million of AdvancePierre's gross debt, which had an estimated fair value of approximately $1,181 million as of the acquisition date. We recorded the assumed debt at fair value and used the funds borrowed under our new senior notes and term loan to extinguish $1,146 million of the total outstanding balance. Additionally, we assumed a $223 million TRA liability due to AdvancePierre's former shareholders. The assumed debt and TRA liability were non-cash investing activities.
Commercial Paper Program
In 2017, we initiated a commercial paper program under which we may issue unsecured short-term promissory notes (commercial paper) up to an aggregate maximum principal amount of $800 million as of September 30, 2017. We used the net proceeds from the commercial paper program as part of the financing for the AdvancePierre acquisition and for general corporate purposes. As of September 30, 2017, we had $778 million of commercial paper outstanding at a weighted average interest rate of 1.37% with maturities of less than 45 days.
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
We were in compliance with all debt covenants at September 30, 2017.

NOTE 8: EQUITY
Capital Stock
We have two classes of capital stock, Class Common A stock, $0.10 par value (Class A stock) and Class B Common Stock, $0.10 par value (Class B stock). Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share, while holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of September 30, 2017, Tyson Limited Partnership (the "TLP") owned 99.985% of the outstanding shares of Class B stock and the TLP and members of the Tyson family owned, in the aggregate, 2.07% of the outstanding shares of Class A stock, giving them, collectively, control of approximately 70.78% of the total voting power of the outstanding voting stock.
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
Dividends
Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. We pay quarterly cash dividends to Class A and Class B shareholders. We paid Class A dividends per share of $0.90, $0.60, and $0.40 in fiscal 2017, 2016, and 2015, respectively. We paid Class B dividends per share of $0.81, $0.54, and $0.36 in fiscal 2017, 2016, and 2015, respectively. On November 10, 2017, the Board of Directors increased the quarterly dividend previously declared on August 10, 2017, to $0.30 per share on our Class A stock and $0.27 per share on our Class B stock. The increased quarterly dividend is payable on December 15, 2017, to shareholders of record at the close of business on December 1, 2017.
Share Repurchases
On February 4, 2016, our Board of Directors approved an increase of 50 million shares authorized for repurchase under our share repurchase program. As of September 30, 2017, 27.8 million shares remained available for repurchase. The share repurchase program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans.
A summary of cumulative share repurchases of our Class A stock for fiscal 2017, 2016 and 2015 is as follows:

						in millions
	September 30, 2017		October 1, 2016		October 3, 2015
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	12.5	$797	30.8	$1,868	11.0	$455
To fund certain obligations under equity compensation plans	1.0	63	1.3	76	0.9	40
Total share repurchases	13.5	$860	32.1	$1,944	11.9	$495
Tangible Equity Units
In fiscal 2014, we completed the public issuance of 30 million, 4.75% tangible equity units (TEUs). Total proceeds, net of underwriting discounts and other expenses, were $1,454 million. Each TEU, which had a stated amount of $50, was comprised of a prepaid stock purchase contract and a senior amortizing note due July 15, 2017. We allocated the proceeds from the issuance of the TEUs to equity and debt based on the relative fair values of the respective components of each TEU. The fair value of the prepaid stock purchase contracts, which was $1,295 million, was recorded in Capital in Excess of Par Value, net of issuance costs. The fair value of the senior amortizing notes, which was $205 million, was recorded in debt. Issuance costs associated with the TEU debt were recorded as deferred debt issuance cost and was amortized over the term of the instrument to July 15, 2017.

The aggregate values assigned upon issuance of each component of the TEU's, based on the relative fair value of the respective components of each TEU, were as follows:

		in millions, except price per TEU
	Equity Component	Debt Component	Total
Price per TEU	$43.17	$6.83	$50.00
Gross Proceeds	1,295	205	1,500
Issuance cost	(40)	(6)	(46)
Net proceeds	$1,255	$199	$1,454
In July 2017, the Company made the final quarterly cash installment payment of $0.59 per senior amortizing note and issued the required remaining shares of its Class A stock upon automatic settlement of each outstanding purchase contract.
NOTE 9: INCOME TAXES
Detail of the provision for income taxes from continuing operations consists of the following:

			in millions
	2017	2016	2015
Federal	$755	$710	$564
State	81	118	89
Foreign	14	(2)	44
	$850	$826	$697

Current	$889	$742	$659
Deferred	(39)	84	38
	$850	$826	$697
The reasons for the difference between the statutory federal income tax rate and our effective income tax rate from continuing operations are as follows:

	2017	2016	2015
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes	2.3	2.7	3.1
Unrecognized tax benefits, net	(0.1)	(1.7)	(1.8)
Domestic production deduction	(3.1)	(2.6)	(3.7)
Foreign rate differences and valuation allowances	0.3	—	3.8
Other	(2.1)	(1.6)	(0.1)
	32.3%	31.8%	36.3%
During fiscal 2017, the domestic production deduction decreased tax expense by $80 million, and state tax expense, net of federal tax benefit, was $61 million.
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
Approximately $2,603 million, $2,543 million, and $1,908 million of income from continuing operations before income taxes for fiscal 2017, 2016 and 2015, respectively, were from our operations based in the United States.

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
The tax effects of major items recorded as deferred tax assets and liabilities as of September 30, 2017, and October 1, 2016, are as follows:

				in millions
	2017		2016
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$900	$—	$857
Intangible assets	—	2,424	—	1,979
Accrued expenses	400	—	400	—
Net operating loss and other carryforwards	97	—	86	—
Other	204	273	140	259
	$701	$3,597	$626	$3,095
Valuation allowance	$(75)		$(72)
Net deferred tax liability		$2,971		$2,541
At September 30, 2017, our gross state tax net operating loss carryforwards approximated $806 million and expire in fiscal years 2018 through 2035. Gross foreign net operating loss carryforwards approximated $39 million and expire in fiscal years 2018 through 2028. Gross federal net operating loss carryforwards approximated $12 million and expire in fiscal years 2031 through 2033. We also have tax credit carryforwards of approximately $52 million, of which $45 million expire in fiscal years 2018 through 2031, and the remainder has no expiration.
We have accumulated undistributed earnings of foreign subsidiaries aggregating approximately $182 million and $219 million at September 30, 2017, and October 1, 2016, respectively. The accumulated undistributed earnings at September 30, 2017 are expected to be indefinitely reinvested outside of the United States. If those earnings were distributed in the form of dividends or otherwise, we could be subject to federal income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes payable to the various foreign countries. Due to the uncertainty of the manner in which the undistributed earnings would be brought back to the United States, the tax laws in effect at that time, as well as the availability of the Company to claim foreign tax credits, it is not currently practicable to estimate the tax liability that might be payable on the repatriation of these foreign earnings.
The following table summarizes the activity related to our gross unrecognized tax benefits at September 30, 2017, October 1, 2016, and October 3, 2015:

			in millions
	2017	2016	2015
Balance as of the beginning of the year	$305	$306	$272
Increases related to current year tax positions	38	35	78
Increases related to prior year tax positions	5	31	11
Increase related to AdvancePierre acquisition	9	—	—
Reductions related to prior year tax positions	(27)	(48)	(18)
Reductions related to settlements	(4)	(7)	—
Reductions related to expirations of statutes of limitations	(10)	(12)	(37)
Balance as of the end of the year	$316	$305	$306
The amount of unrecognized tax benefits, if recognized, that would impact our effective tax rate was $205 million at September 30, 2017 and October 1, 2016. We classify interest and penalties on unrecognized tax benefits as income tax expense. At September 30, 2017, and October 1, 2016, before tax benefits, we had $63 million and $52 million, respectively, of accrued interest and penalties on unrecognized tax benefits.
As of September 30, 2017, we are subject to income tax examinations for United States federal income taxes for fiscal years 2013 through 2016. We are also subject to income tax examinations by major state and foreign jurisdictions for fiscal years 2005 through 2016 and 2002 through 2016, respectively. We estimate that during the next twelve months it is reasonably possible that unrecognized tax benefits could decrease by as much as $9 million primarily due to expiration of statutes in various jurisdictions.

NOTE 10: OTHER INCOME AND CHARGES
During fiscal 2017, we recorded $28 million of legal costs related to two former subsidiaries of Hillshire Brands, which were sold by Hillshire Brands in 1986 and 1994, $18 million of acquisition bridge financing fees related to the AdvancePierre acquisition and $19 million of equity earnings in joint ventures, which were recorded in the Consolidated Statements of Income in Other, net.
In the second quarter of fiscal 2017, we recorded a $52 million impairment charge related to our San Diego Prepared Foods operation. The impairment was comprised of $43 million of property, plant and equipment, $8 million of definite lived intangible assets and $1 million of other assets. This charge, of which $44 million was included in the Consolidated Statements of Income in Cost of Sales and $8 million was included in the Consolidated Statements of Income in Selling, General and Administrative, was triggered by a change in a co-manufacturing contract and ongoing losses.
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

NOTE 11: EARNINGS PER SHARE
The earnings and weighted average common shares used in the computation of basic and diluted earnings per share are as follows:

	in millions, except per share data
	2017	2016	2015
Numerator:
Net income	$1,778	$1,772	$1,224
Less: Net income (loss) attributable to noncontrolling interests	4	4	4
Net income attributable to Tyson	1,774	1,768	1,220
Less dividends declared:
Class A	285	192	129
Class B	61	41	26
Undistributed earnings	$1,428	$1,535	$1,065

Class A undistributed earnings	$1,177	$1,279	$896
Class B undistributed earnings	251	256	169
Total undistributed earnings	$1,428	$1,535	$1,065

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	296	315	335
Class B weighted average shares, and shares under if-converted method for diluted earnings per share	70	70	70
Effect of dilutive securities:
Stock options and restricted stock	4	5	5
Tangible Equity Units	—	—	3
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	370	390	413

Net Income Per Share Attributable to Tyson:
Class A Basic	$4.94	$4.67	$3.06
Class B Basic	$4.45	$4.24	$2.79
Diluted	$4.79	$4.53	$2.95
Approximately 1 million of our stock-based compensation shares were antidilutive for fiscal 2017. We had no stock-based compensation shares that were antidilutive for fiscal 2016 and approximately 5 million of our stock-based compensation shares that were antidilutive for fiscal 2015. These shares were not included in the dilutive earnings per share calculation.
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

NOTE 12: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors' Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored, using value-at-risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit-worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at September 30, 2017.
We had the following aggregated outstanding notional amounts related to our derivative financial instruments:

		in millions, except soy meal tons
	Metric	September 30, 2017	October 1, 2016
Corn	Bushels	55	50
Soy Meal	Tons	475,200	389,700
Live Cattle	Pounds	211	28
Lean Hogs	Pounds	240	158
Foreign Currency	United States dollar	58	38
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
Cash flow hedges
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant during fiscal 2017, 2016 and 2015. As of September 30, 2017, the net amounts expected to be reclassified into earnings within the next 12 months are pretax losses of $2 million. During fiscal 2017, 2016 and 2015, we did not reclassify significant pretax gains/losses into earnings as a result of the discontinuance of cash flow hedges.
The following table sets forth the pretax impact of cash flow hedge derivative instruments in the Consolidated Statements of Income:

						in millions
	Gain (Loss) Recognized in OCI on Derivatives			Consolidated Statements of Income Classification	Gain (Loss) Reclassified from OCI to Earnings
	2017	2016	2015		2017	2016	2015
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$(3)	$(1)	$(4)	Cost of Sales	$(4)	$1	$(7)
Foreign exchange contracts	—	—	—	Other Income/Expense	—	—	—
Total	$(3)	$(1)	$(4)		$(4)	$1	$(7)

Fair value hedges
We designate certain derivative contracts as fair value hedges of firm commitments to purchase live cattle for harvesting or feeder cattle for growout production. Our objective of these hedges is to minimize the risk of changes in fair value created by fluctuations in commodity prices associated with fixed price livestock firm commitments. For these derivative instruments we designate and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the same period. We include the gain or loss on the hedged items (i.e., livestock purchase firm commitments) in the same line item, Cost of Sales, as the offsetting gain or loss on the related livestock forward position.

		in millions
	Consolidated Statements of Income Classification	2017	2016	2015
Gain (Loss) on forwards	Cost of Sales	$(20)	$89	$17
Gain (Loss) on purchase contract	Cost of Sales	20	(89)	(17)
Ineffectiveness related to our fair value hedges was not significant during fiscal 2017, 2016 and 2015.
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
The following table sets forth the pretax impact of the undesignated derivative instruments in the Consolidated Statements of Income:

			in millions
	Consolidated Statements of Income Classification	Gain (Loss) Recognized in Earnings
		2017	2016	2015
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$111	$(73)	$(62)
Commodity contracts	Cost of Sales	(95)	17	(33)
Foreign exchange contracts	Other Income/Expense	—	2	(4)
Total		$16	$(54)	$(99)
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

					in millions
September 30, 2017	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Derivative Financial Instruments:
Designated as hedges	$—	$10	$—	$(1)	$9
Undesignated	—	24	—	(3)	21
Available for Sale Securities:
Current	—	2	1	—	3
Non-current	—	45	50	—	95
Deferred Compensation Assets	23	272	—	—	295
Total Assets	$23	$353	$51	$(4)	$423

Liabilities:
Derivative Financial Instruments:
Designated as hedges	$—	$9	$—	$(9)	$—
Undesignated	—	21	—	(17)	4
Total Liabilities	$—	$30	$—	$(26)	$4

October 1, 2016	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Derivative Financial Instruments:
Designated as hedges	$—	$72	$—	$(27)	$45
Undesignated	—	38	—	(34)	4
Available for Sale Securities:
Current	—	2	2	—	4
Non-current	—	38	55	—	93
Deferred Compensation Assets	18	236	—	—	254
Total Assets	$18	$386	$57	$(61)	$400

Liabilities:
Derivative Financial Instruments:
Designated as hedges	$—	$1	$—	$(1)	$—
Undesignated	—	68	—	(68)	—
Total Liabilities	$—	$69	$—	$(69)	$—

(a)
Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. At September 30, 2017, and October 1, 2016, we had $22 million and $8 million, respectively, of cash collateral posted with various counterparties where master netting arrangements exist and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

		in millions
	September 30, 2017	October 1, 2016
Balance at beginning of year	$57	$61
Total realized and unrealized gains (losses):
Included in earnings	—	—
Included in other comprehensive income (loss)	(1)	—
Purchases	13	12
Issuances	—	—
Settlements	(18)	(16)
Balance at end of year	$51	$57
Total gains (losses) for the periods included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of year	$—	$—
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
Available for Sale Securities: Our investments in marketable debt securities are classified as available-for-sale and are reported at fair value based on pricing models and quoted market prices adjusted for credit and non-performance risk. Short-term investments with maturities of less than 12 months are included in Other current assets in the Consolidated Balance Sheets and primarily include certificates of deposit and commercial paper. All other marketable debt securities are included in Other Assets in the Consolidated Balance Sheets and have maturities ranging up to 32 years. We classify our investments in United States government, United States agency, certificates of deposit and commercial paper debt securities as Level 2 as fair value is generally estimated using discounted cash flow models that are primarily industry-standard models that consider various assumptions, including time value and yield curve as well as other readily available relevant economic measures. We classify certain corporate, asset-backed and other debt securities as Level 3 as there is limited activity or less observable inputs into valuation models, including current interest rates and estimated prepayment, default and recovery rates on the underlying portfolio or structured investment vehicle. Significant changes to assumptions or unobservable inputs in the valuation of our Level 3 instruments would not have a significant impact to our consolidated financial statements.

					in millions
	September 30, 2017			October 1, 2016
	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)
Available for Sale Securities:
Debt Securities:
United States Treasury and Agency	$47	$47	$—	$40	$40	$—
Corporate and Asset-Backed	51	51	—	56	57	1

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. Losses on equity securities are recognized in earnings if the decline in value is judged to be other than temporary. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or more likely than not will be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no other than temporary impairment in earnings for fiscal 2017 and fiscal 2016. No other than temporary losses were deferred in OCI as of September 30, 2017, and October 1, 2016.
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
In the fourth quarter of fiscal 2017, we recorded an impairment charge totaling $45 million, related to one of the non-protein businesses held for sale, due to a revised estimate of the business’ fair value based on current expected net sales proceeds. The impairment charge was recorded in Cost of Sales in our Consolidated Statement of Income for fiscal 2017, and consisted of Goodwill and Intangible Assets previously classified within Assets held for sale. Our valuation included unobservable Level 3 inputs and was based on expected sales proceeds following a competitive bidding process.
In the second quarter of fiscal 2017, we recorded a $52 million impairment charge related to our San Diego Prepared Foods operation. The impairment was comprised of $43 million of property, plant and equipment, $8 million of definite lived intangibles assets and $1 million of other assets. This charge, of which $44 million was included in the Consolidated Statements of Income in Cost of Sales and $8 million was included in the Consolidated Statements of Income in Selling, General and Administrative, was triggered by a change in a co-manufacturing contract and ongoing losses. Our valuation of these assets was primarily based on discounted cash flows and relief-from-royalty models, which included unobservable Level 3 inputs.
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
In fiscal 2015, we recorded a $59 million impairment and other related charges associated with a Prepared Foods project designed to optimize the combined Tyson and Hillshire Brands network capacity and to enhance manufacturing efficiencies for the future. These charges were reflected in the Prepared Foods segment’s operating income, of which $49 million was included in the Consolidated Statements of Income in Cost of Sales and $10 million was included in the Consolidated Statements of Income in Selling, General and Administrative. Our valuation of these assets was primarily based on discounted cash flow models which included unobservable Level 3 inputs.
Following the sale of our Mexico and Brazil chicken operations in fiscal 2015, we reviewed our long-term business strategy and outlook for the remaining international businesses, which operations include our chicken production operations in China and India. We assessed our Chinese operation for a potential impairment in fiscal 2015 and as a result of this evaluation, we recorded a $169 million charge to impair its long-lived assets to their fair value and to fully impair its goodwill. The China operation is included in Other for segment reporting and the impairment was included in Cost of Sales in the Consolidated Statements of Income. This impairment was comprised of $126 million of property, plant and equipment, $23 million of goodwill and $20 million of other assets. We utilized a discounted cash flow analysis which included unobservable Level 3 inputs.

Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows:

			in millions
	September 30, 2017		October 1, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$10,591	$10,203	$6,698	$6,279
Concentrations of Credit Risk
Our financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At September 30, 2017, and October 1, 2016, 18.6% and 18.9%, respectively, of our net accounts receivable balance was due from Wal-Mart Stores, Inc. No other single customer or customer group represented greater than 10% of net accounts receivable.
NOTE 14: STOCK-BASED COMPENSATION
We issue shares under our stock-based compensation plans by issuing Class A stock from treasury. The total number of shares available for future grant under the Tyson Foods, Inc. 2000 Stock Incentive Plan (Incentive Plan) was 18,094,438 at September 30, 2017.
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

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding, October 1, 2016	11,191,656	$33.74
Exercised	(5,172,485)	31.17
Forfeited or expired	(87,361)	53.18
Granted	1,615,708	58.34
Outstanding, September 30, 2017	7,547,518	40.54	7.0	$226

Exercisable, September 30, 2017	4,152,777	$32.15	6.0	$159
We generally grant stock options once a year. The weighted average grant-date fair value of options granted in fiscal 2017, 2016 and 2015 was $13.42, $11.47 and $11.51, respectively. The fair value of each option grant is established on the date of grant using a binomial lattice method. We use historical volatility for a period of time comparable to the expected life of the option to determine volatility assumptions. Expected life is calculated based on the contractual term of each grant and takes into account the historical exercise and termination behavior of participants. Risk-free interest rates are based on the five-year Treasury bond rate. Assumptions as of the grant date used in the fair value calculation of each year’s grants are outlined in the following table.

	2017	2016	2015
Expected life (in years)	5.4	6.4	6.1
Risk-free interest rate	1.8%	1.6%	1.6%
Expected volatility	24.7%	24.8%	26.7%
Expected dividend yield	1.3% - 1.4%	1.2% - 2.6%	1.0%

We recognized stock-based compensation expense related to stock options, net of income taxes, of $22 million, $23 million and $27 million for fiscal 2017, 2016 and 2015, respectively. The related tax benefit for fiscal 2017, 2016 and 2015 was $14 million, $15 million and $17 million, respectively. We had 4.1 million, 3.8 million and 3.8 million options vest in fiscal 2017, 2016 and 2015, respectively, with a grant date fair value of $47 million, $38 million and $32 million, respectively.
In fiscal 2017, 2016 and 2015, we received cash of $154 million, $128 million and $84 million, respectively, for the exercise of stock options. Shares are issued from treasury for stock option exercises. The related tax benefit realized from stock options exercised during fiscal 2017, 2016 and 2015, was $65 million, $80 million and $30 million, respectively. The total intrinsic value of options exercised in fiscal 2017, 2016 and 2015, was $164 million, $204 million and $79 million, respectively. Cash flows resulting from tax deductions in excess of the compensation cost of those options (excess tax deductions) are classified as financing cash flows. We realized $42 million, $58 million and $19 million related to excess tax deductions during fiscal 2017, 2016 and 2015, respectively.
As of September 30, 2017, we had $15 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 1 year.
Restricted Stock
We issue restricted stock at the market value as of the date of grant, with restrictions expiring over periods through fiscal 2019. Unearned compensation is recognized over the vesting period for the particular grant using a straight-line method.

	Number of Shares	Weighted Average Grant- Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Nonvested, October 1, 2016	1,602,866	$43.45
Granted	734,954	58.96
Dividends	25,751	50.64
Vested	(506,773)	37.64
Forfeited	(141,698)	52.02
Nonvested, September 30, 2017	1,715,100	$51.21	1.3	$121
As of September 30, 2017, we had $38 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted average period of 2 years.
We recognized stock-based compensation expense related to restricted stock, net of income taxes, of $18 million, $14 million and $9 million for fiscal 2017, 2016 and 2015, respectively. The related tax benefit for fiscal 2017, 2016 and 2015 was $11 million, $9 million and $6 million, respectively. We had 0.5 million, 0.2 million and 0.5 million restricted stock awards vest in fiscal 2017, 2016 and 2015, respectively, with a grant date fair value of $19 million, $4 million and $10 million, respectively.
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

	Number of Shares	Weighted Average Grant- Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Nonvested, October 1, 2016	2,147,069	$48.15
Granted	965,687	47.73
Vested	(389,797)	18.62
Forfeited	(565,844)	38.05
Nonvested, September 30, 2017	2,157,115	$38.92	1.3	$152
We recognized stock-based compensation expense related to performance shares, net of income taxes, of $16 million, $11 million and $5 million for fiscal 2017, 2016 and 2015, respectively. The related tax benefit for fiscal 2017, 2016 and 2015 was $10 million, $7 million and $3 million, respectively. As of September 30, 2017, we had $33 million of total unrecognized compensation based upon our progress toward the attainment of criteria related to performance-based share awards that will be recognized over a weighted average period of 2 years.
NOTE 15: PENSIONS AND OTHER POSTRETIREMENT BENEFITS
At September 30, 2017, we had nine defined benefit pension plans consisting of six funded qualified plans, which are all frozen and noncontributory, and three unfunded non-qualified plans. The benefits provided under these plans are based on a formula using years of service and either a specified benefit rate or compensation level. The non-qualified defined benefit plans are for certain contracted officers and use a formula based on years of service and final average salary. We also have other postretirement benefit plans for which substantially all of our employees may receive benefits if they satisfy applicable eligibility criteria. The postretirement healthcare plans are contributory with participants’ contributions adjusted when deemed necessary.
We have defined contribution retirement programs for various groups of employees. We recognized expenses of $78 million, $67 million and $62 million in fiscal 2017, 2016 and 2015, respectively.
We use a fiscal year end measurement date for our defined benefit plans and other postretirement plans. We recognize the effect of actuarial gains and losses into earnings immediately for other postretirement plans rather than amortizing the effect over future periods.
Other postretirement benefits include postretirement medical costs and life insurance.
In the second quarter of fiscal 2017, we issued a notice of intent to terminate two of our qualified pension plans with a termination date of April 30, 2017. The settlements of the terminated plans are expected to occur in the fourth quarter of fiscal 2018 or the first quarter of fiscal 2019, through purchased annuities. Since the amount of the settlement depends on a number of factors determined as of the liquidation date, including the annuity pricing interest rate environment and asset experience, we are currently unable to determine the ultimate cost of the settlement. However, based on current market rates the one-time settlement charge at final liquidation is estimated to be in the range of approximately $25 million to $30 million. Contributions to purchase annuities at the time of settlement are expected to be minimal based upon the funded status of each plan at September 30, 2017.

Benefit Obligations and Funded Status
The following table provides a reconciliation of the changes in the plans’ benefit obligations, assets and funded status at September 30, 2017, and October 1, 2016:

					in millions
	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2017	2016	2017	2016	2017	2016
Change in benefit obligation
Benefit obligation at beginning of year	$1,554	$1,785	$222	$201	$36	$114
Service cost	2	8	11	6	1	1
Interest cost	57	65	8	9	1	3
Plan amendments	—	—	—	—	—	(58)
Plan participants’ contributions	—	—	—	—	—	1
Actuarial (gain)/loss	(52)	21	1	16	(1)	(15)
Benefits paid	(84)	(339)	(12)	(10)	(4)	(10)
Other	—	14	—	—	—	—
Benefit obligation at end of year	1,477	1,554	230	222	33	36
Change in plan assets
Fair value of plan assets at beginning of year	1,440	1,576	—	—	—	—
Actual return on plan assets	115	135	—	—	—	—
Employer contributions	41	54	12	10	4	9
Plan participants’ contributions	—	—	—	—	—	1
Benefits paid	(84)	(339)	(12)	(10)	(4)	(10)
Other	—	14	—	—	—	—
Fair value of plan assets at end of year	1,512	1,440	—	—	—	—
Funded status	$35	$(114)	$(230)	$(222)	$(33)	$(36)
Amounts recognized in the Consolidated Balance Sheets consist of:

					in millions
	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2017	2016	2017	2016	2017	2016
Other assets	$44	$—	$—	$—	$—	$—
Other current liabilities	—	—	(11)	(9)	(3)	(4)
Other liabilities	(9)	(114)	(219)	(213)	(30)	(32)
Total assets (liabilities)	$35	$(114)	$(230)	$(222)	$(33)	$(36)

Amounts recognized in Accumulated Other Comprehensive Income consist of:

					in millions
	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2017	2016	2017	2016	2017	2016
Accumulated other comprehensive (income)/loss:
Actuarial (gain) loss	$(94)	$17	$50	$55	$—	$—
Prior service (credit) (a)	—	—	—	—	(73)	(98)
Total accumulated other comprehensive (income)/loss:	$(94)	$17	$50	$55	$(73)	$(98)

(a)
The change in prior service credit is primarily attributed to the plan amendments to the other postretirement benefits as noted within the change in benefit obligation with remainder of the change being immaterial.

We had five and eight pension plans at September 30, 2017, and October 1, 2016, respectively, that had an accumulated benefit obligation in excess of plan assets. Plans with accumulated benefit obligations in excess of plan assets are as follows:

			in millions
	Pension Benefits
	Qualified		Non-Qualified
	2017	2016	2017	2016
Projected benefit obligation	$361	$1,550	$230	$222
Accumulated benefit obligation	361	1,550	220	207
Fair value of plan assets	352	1,436	—	—
The accumulated benefit obligation for all qualified pension plans was $1,477 million and $1,554 million at September 30, 2017, and October 1, 2016, respectively.
Net Periodic Benefit Cost (Credit)
Components of net periodic benefit cost (credit) for pension and postretirement benefit plans recognized in the Consolidated Statements of Income are as follows:

								in millions
	Pension Benefits						Other Postretirement
	Qualified			Non-Qualified			Benefits
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Service cost	$2	$8	$10	$11	$6	$8	$1	$1	$5
Interest cost	57	65	78	8	9	8	1	3	7
Expected return on plan assets	(59)	(65)	(102)	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	(25)	(20)	(1)
Recognized actuarial loss (gain), net	1	2	2	6	5	4	(1)	(15)	9
Recognized settlement loss (gain)	2	(12)	8	—	—	—	—	—	(2)
Net periodic benefit cost (credit)	$3	$(2)	$(4)	$25	$20	$20	$(24)	$(31)	$18
As of September 30, 2017, the amounts expected to be reclassified into earnings within the next 12 months related to net periodic benefit cost for the qualified and non-qualified pension plans, excluding pending settlements, are $1 million and $4 million, respectively. As of September 30, 2017, the amount expected to be reclassified into earnings within the next 12 months related to net periodic benefit credit for the other postretirement benefits is $25 million.

Assumptions
Weighted average assumptions are as follows:

	Pension Benefits						Other Postretirement
	Qualified			Non-Qualified			Benefits
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Discount rate to determine net periodic benefit cost	3.72%	4.47%	4.32%	3.77%	4.41%	4.36%	3.09%	3.54%	3.97%
Discount rate to determine benefit obligations	3.85%	3.72%	4.47%	3.88%	3.77%	4.41%	3.39%	3.09%	3.54%
Rate of compensation increase	n/a	n/a	0.01%	2.44%	2.46%	2.31%	n/a	n/a	n/a
Expected return on plan assets	4.21%	4.15%	4.61%	n/a	n/a	n/a	n/a	n/a	n/a
To determine the expected return on plan assets assumption, we first examined historical rates of return for the various asset classes within the plans. We then determined a long-term projected rate-of-return based on expected returns.
Our discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. These were determined using a cash flow matching technique whereby the rates of a yield curve, developed from high-quality debt securities, were applied to the benefit obligations to determine the appropriate discount rate. As of September 30, 2017 and October 1, 2016, all pension and other postretirement benefit plans used the RP-2014 mortality tables.
We have five other postretirement benefit plans which are healthcare and life insurance related. Two of these plans, which benefit obligations totaled $19 million at September 30, 2017, were not impacted by healthcare cost trend rates as one consists of fixed annual payments and one is life insurance related. Two of the healthcare plans, which benefit obligations totaled $1 million at September 30, 2017, were not impacted by healthcare cost trend rates due to plan amendments. The remaining plan, which the benefit obligation totaled $13 million at September 30, 2017, utilized assumed healthcare cost trend rates of 9.1% and 7.3% for retirees who qualify and do not qualify for Medicare, respectively. The healthcare cost trend rate will be grading down to an ultimate rate of 4.5% in 2024/2025.
A one-percentage-point change in assumed health-care cost trend rates would have the following effects:

		in millions
	One Percentage Point Increase	One Percentage Point Decrease
Effect on postretirement benefit obligation	$1	$1
Plan Assets
The following table sets forth the actual and target asset allocation for pension plan assets:

	2017	2016	Target Asset Allocation
Cash	1.1%	0.9%	—%
Fixed Income Securities	87.4	85.4	91.5
United States Stock Funds	3.5	3.7	2.4
International Stock Funds	5.6	6.2	4.0
Real Estate	2.4	3.8	2.1
Total	100.0%	100.0%	100.0%
Additionally, one of our foreign subsidiary pension plans had $28 million in plan assets held in an insurance trust at September 30, 2017, and October 1, 2016.
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

Our domestic plan assets consist mainly of common collective trusts which are primarily comprised of fixed income funds, equity securities and other investments. Fixed income securities can include, but are not limited to, direct bond investments, and pooled or indirect bond investments. Other investments may include, but are not limited to, international and domestic equities, real estate, commodities and private equity. Derivative instruments may also be used in concert with either fixed income or equity investments to achieve desired exposure or to hedge certain risks. Derivative instruments can include, but are not limited to, futures, options, swaps or swaptions. Our domestic plan assets also include mutual funds. We believe there are no significant concentrations of risk within our plan assets as of September 30, 2017.
The following tables show the categories of pension plan assets and the level under which fair values were determined in the fair value hierarchy, which is described in Note 13: Fair Value Measurements.

	in millions
September 30, 2017	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$15	$—	$—	$15
Insurance contract at contract value (a)	—	—	28	28
Total assets in fair value hierarchy	$15	$—	$28	$43
Investments measured at net asset value:
Common collective trusts (b)				1,469
Total plan assets				$1,512

	in millions
October 1, 2016	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$13	$—	$—	$13
Insurance contract at contract value (a)	—	—	28	28
Total assets in fair value hierarchy	$13	$—	$28	$41
Investments measured at net asset value:
Common collective trusts (b)				1,399
Total plan assets				$1,440

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

(b)
Funds that are measured at fair value using the net asset value (NAV) per share practical expedient have not been categorized in the fair value hierarchy. The amounts presented above are intended to permit reconciliation of the fair value hierarchy to the fair value of total plan assets in order to determine the amounts included in Other Assets and Other Liabilities in the Consolidated Balance Sheets.

A reconciliation of the change in the fair value measurement of the defined benefit plans’ consolidated assets using significant unobservable inputs (Level 3) is as follows:

in millions
	Insurance contract	Total
Balance at October 1, 2016	$28	$28
Actual return on plan assets:
Assets still held at reporting date	—	—
Assets sold during the period	—	—
Purchases, sales and settlements, net	—	—
Transfers in and/or out of Level 3	—	—
Balance at September 30, 2017	$28	$28

Contributions
Our policy is to fund at least the minimum contribution required to meet applicable federal employee benefit and local tax laws. In our sole discretion, we may from time to time fund additional amounts. Expected contributions to pension plans for fiscal 2018 are approximately $38 million. For fiscal 2017, 2016 and 2015, we funded $53 million, $64 million and $14 million plans, respectively, to pension plans.
Estimated Future Benefit Payments
The following benefit payments are expected to be paid:

			in millions
	Pension Benefits		Other Postretirement
	Qualified	Non-Qualified	Benefits
2018	$82	$11	$3
2019	83	11	3
2020	83	12	3
2021	84	12	3
2022	85	13	3
2023-2027	431	68	13
The above benefit payments for other postretirement benefit plans are not expected to be offset by Medicare Part D subsidies in fiscal 2018.
The above 2018 benefit payments do not include anticipated payments for a plan termination within two of our qualified pension plans. The plan termination process for these plans began on April, 30, 2017, and full settlement is expected to occur in the fourth quarter of fiscal 2018 or the first quarter of fiscal 2019.
Multi-Employer Plans
Additionally, we participate in a multi-employer plan that provides defined benefits to certain employees covered by collective bargaining agreements. Such plans are usually administered by a board of trustees composed of the management of the participating companies and labor representatives.
The risks of participating in multi-employer plans are different from single-employer plans. Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligation of the plan may be borne by the remaining participating employers. If we stop participating in a plan, we may be required to pay that plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability. Contributions to the pension funds were not in excess of 5% of the total plan contributions for plan year 2017.
The net pension cost of the plan is equal to the annual contribution determined in accordance with the provisions of negotiated labor contracts. Contributions to the plan were $2 million and $1 million in fiscal 2017 and 2016, respectively. Assets contributed to such plans are not segregated or otherwise restricted to provide benefits only to our employees. The future cost of the plan is dependent on a number of factors including the funded status of the plan and the ability of the other participating companies to meet ongoing funding obligations.
Our participation in this multi-employer plan for fiscal 2017 is outlined below. The EIN/Pension Plan Number column provides the Employer Identification Number (EIN) and the three-digit plan number. Unless otherwise noted, the most recent Pension Protection Act ("PPA") zone status available in fiscal 2017 and fiscal 2016 is for the plan's year beginning January 1, 2017, and 2016, respectively. The zone status is based on information that we have received from the plan and is certified by the plan's actuaries. The zone status is a secondary classification, critical and declining, within the red zone for fiscal 2017. Among other factors, plans in the red zone are generally less than 65 percent funded. Plans that are critical and declining status are projected to have an accumulated funding deficiency. The FIP/RP Status column indicates plans for which a financial improvement plan (FIP) or rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreements to which the plan is subject. There have been no significant changes that affect the comparability of contributions from year to year.

In addition to regular contributions, we could be obligated to pay additional contributions (known as complete or partial withdrawal liabilities) if it has unfunded vested benefits.

		PPA Zone Status		FIP/RP Status	Contributions (in millions)		Surcharge Imposed
Pension Fund Plan Name	EIN/Pension Plan Number	2017	2016	Implemented	2017	2016	2017	Expiration Date of Collective Bargaining Agreement(a)
Bakery and Confectionery Union and Industry International Pension Fund	52-6118572/001	Red	Red	Nov 2012	$2	$1	10%	October 2015
(a) Renewal negotiations are in progress.
NOTE 16: COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive loss are as follows:

		in millions
	2017	2016
Accumulated other comprehensive income (loss), net of taxes:
Unrealized net hedging loss	$(2)	$(2)
Unrealized net gain on investments	—	1
Currency translation adjustment	(53)	(59)
Postretirement benefits reserve adjustments	71	15
Total accumulated other comprehensive loss	$16	$(45)
The before and after tax changes in the components of other comprehensive income (loss) are as follows:

							in millions
	2017			2016			2015
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax

Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to cost of sales	$4	$(2)	$2	$(1)	$1	$—	$7	$(3)	$4
Unrealized gain (loss)	(3)	1	(2)	(1)	—	(1)	(4)	2	(2)

Investments:
(Gain) loss reclassified to other income/expense	—	—	—	—	—	—	(21)	8	(13)
Unrealized gain (loss)	(1)	—	(1)	(1)	1	—	21	(9)	12

Currency translation:
Translation loss reclassified to cost of sales (a)	—	—	—	—	—	—	115	(8)	107
Translation adjustment	6	—	6	5	(1)	4	(86)	15	(71)

Postretirement benefits	91	(35)	56	67	(25)	42	32	(12)	20
Total other comprehensive income (loss)	$97	$(36)	$61	$69	$(24)	$45	$64	$(7)	$57
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
We allocate expenses related to corporate activities to the segments, except for third-party merger and integration costs of $67 million, $37 million and $47 million in fiscal 2017, 2016 and 2015, respectively, and corporate overhead related to Tyson New Ventures, LLC, which are included in Other. Assets and additions to property, plant and equipment relating to corporate activities remain in Other. In addition, at September 30, 2017, we included $3 billion of goodwill associated with our acquisition of AdvancePierre in Other. The allocation of goodwill to our reportable segments is pending finalization of the expected synergies and the impact of the synergies to our reporting units. See Note 5: Goodwill and Intangible Assets for further description.

Information on segments and a reconciliation to income from continuing operations before income taxes are as follows:

	in millions
	Beef	Pork	Chicken	Prepared Foods	Other	Intersegment Sales	Consolidated
Fiscal 2017
Sales	$14,823	$5,238	$11,409	$7,853	$349	$(1,412)	$38,260
Operating Income (Loss)	877	645	1,053	462	(106)		2,931
Total Other (Income) Expense							303
Income before Income Taxes							2,628
Depreciation and amortization	92	36	296	315	9		748
Total Assets	2,938	1,132	6,630	13,466	3,900		28,066
Additions to property, plant and equipment	118	101	492	229	129		1,069
Fiscal 2016
Sales	$14,513	$4,909	$10,927	$7,346	$380	$(1,194)	$36,881
Operating Income (Loss)	347	528	1,305	734	(81)		2,833
Total Other (Income) Expense							235
Income before Income Taxes							2,598
Depreciation and amortization	94	33	274	286	10		697
Total Assets	2,764	1,039	5,836	11,814	920		22,373
Additions to property, plant and equipment	99	68	281	178	69		695
Fiscal 2015
Sales	$17,236	$5,262	$11,390	$7,822	$879	$(1,216)	$41,373
Operating Income (Loss)	(66)	380	1,366	588	(99)		2,169
Total Other (Income) Expense							248
Income before Income Taxes							1,921
Depreciation and amortization	97	31	272	280	21		701
Total Assets	3,009	927	5,731	12,006	1,296		22,969
Additions to property, plant and equipment	113	50	405	167	119		854
The Beef segment had sales of $386 million, $327 million and $351 million for fiscal 2017, 2016 and 2015, respectively, from transactions with other operating segments. The Pork segment had sales of $966 million, $840 million and $847 million for fiscal 2017, 2016 and 2015, respectively, from transactions with other operating segments. The Chicken segment had sales of $60 million, $27 million and $18 million for fiscal 2017, 2016 and 2015, respectively, from transactions with other operating segments. The aforementioned sales from intersegment transactions, which were at market prices, were included in the segment sales in the above table.
Our largest customer, Wal-Mart Stores, Inc., accounted for 17.3%, 17.5% and 16.8% of consolidated sales in fiscal 2017, 2016 and 2015, respectively. Sales to Wal-Mart Stores, Inc. were included in all the segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations.
The majority of our operations are domiciled in the United States. Approximately 98%, 98% and 97% of sales to external customers for fiscal 2017, 2016 and 2015, respectively, were sourced from the United States. Approximately $21.6 billion and $17.3 billion of long-lived assets were located in the United States at September 30, 2017, and October 1, 2016, respectively. Excluding goodwill and intangible assets, long-lived assets located in the United States totaled approximately $6.0 billion and $5.6 billion at September 30, 2017, and October 1, 2016, respectively. Approximately $217 million and $204 million of long-lived assets were located in foreign countries, primarily Brazil, China, European Union and India, at September 30, 2017, and October 1, 2016, respectively. Excluding goodwill and intangible assets, long-lived assets in foreign countries totaled approximately $193 million and $180 million at September 30, 2017, and October 1, 2016, respectively.
We sell certain products in foreign markets, primarily Canada, Central America, China, the European Union, Japan, Mexico, the Middle East, South Korea, and Taiwan. Our export sales from the United States totaled $3.9 billion, $3.5 billion and $4.1 billion for fiscal 2017, 2016 and 2015, respectively. Substantially all of our export sales are facilitated through unaffiliated brokers, marketing associations and foreign sales staffs. Sales of products produced in a country other than the United States were less than 10% of consolidated sales for each of fiscal 2017, 2016 and 2015.

NOTE 18: SUPPLEMENTAL CASH FLOWS INFORMATION
The following table summarizes cash payments for interest and income taxes:

			in millions
	2017	2016	2015
Interest, net of amounts capitalized	$249	$242	$308
Income taxes, net of refunds	779	686	437
NOTE 19: TRANSACTIONS WITH RELATED PARTIES
We have operating leases for two wastewater facilities with an entity owned by the Donald J. Tyson Revocable Trust (for which Mr. John Tyson, Chairman of the Company, is a trustee), Berry Street Waste Water Treatment Plant, LP (90% of which is owned by TLP), and the sisters of Mr. Tyson. Total payments of approximately $1 million in each of fiscal 2017, 2016 and 2015 were paid to lease the facilities.
As of September 30, 2017, the TLP, of which John Tyson and director Barbara Tyson are general partners, owned 70 million shares, or 99.985% of our outstanding Class B stock and, along with the members of the Tyson family, owned 6.2 million shares of Class A stock, giving it control of approximately 70.78% of the total voting power of our outstanding voting stock.
In August 2017, the Company committed to invest $5 million for a 17.5% equity interest in Buchan Ltd., a Mauritian private holding company of poultry operations in sub-Saharan Africa. Acacia Foods, B.V. is committed to invest $9 million in Buchan Ltd. Donnie Smith, who during the first quarter of fiscal year 2017 was Chief Executive Officer of the Company, serves as the Chairman of Acacia Foods, B.V. and as a director of Buchan Ltd. John Randal Tyson (son of John Tyson) serves as a director of Buchan Ltd. for the Company.
In fiscal 2017, the Company provided administrative services to the Tyson Limited Partnership, the beneficial owner of 70 million shares of Class B stock, and the Tyson Limited Partnership, through TLP Investment, L.P., reimbursed the Company $0.3 million.
NOTE 20: COMMITMENTS AND CONTINGENCIES
Commitments
We lease equipment, properties and certain farms for which total rentals approximated $186 million, $172 million and $165 million, in fiscal 2017, 2016 and 2015, respectively. Most leases have initial terms of up to seven years, some with varying renewal periods. The most significant obligations assumed under the terms of the leases are the upkeep of the facilities and payments of insurance and property taxes.
Minimum lease commitments under non-cancelable leases at September 30, 2017, were:

in millions
2018	$137
2019	100
2020	74
2021	48
2022	32
2023 and beyond	73
Total	$464
We guarantee obligations of certain outside third parties, consisting primarily of leases, debt and grower loans, which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to 10 years, and the maximum potential amount of future payments as of September 30, 2017, was $28 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The remaining terms of the lease maturities cover periods over the next 10 years. The maximum potential amount of the residual value guarantees is $109 million, of which $100 million could be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At September 30, 2017, and October 1, 2016, no material liabilities for guarantees were recorded.

We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our potential maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum obligation as of September 30, 2017, was approximately $380 million. There were no receivables under these programs at September 30, 2017, and we had $2 million of receivables under this program at October 1, 2016. This receivable is included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we had no allowance for these programs' estimated uncollectible receivables at September 30, 2017, and October 1, 2016.
When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Under these agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At September 30, 2017, total amounts under these types of arrangements totaled $505 million.
Additionally, we enter into future purchase commitments for various items, such as grains, livestock contracts and fixed grower fees. At September 30, 2017, these commitments totaled:

in millions
2018	$1,750
2019	374
2020	272
2021	118
2022	77
2023 and beyond	110
Total	$2,701
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

•
Bouaphakeo (f/k/a Sharp), et al. v. Tyson Foods, Inc., N.D. Iowa, February 6, 2007 - A jury trial was held involving our Storm Lake, Iowa pork plant which resulted in a jury verdict in favor of the plaintiffs for violations of federal and state laws for pre- and post-shift work activities. The trial court also awarded the plaintiffs liquidated damages, resulting in total damages awarded in the amount of $5,784,758. The plaintiffs' counsel has also filed an application for attorneys' fees and expenses in the amount of $2,692,145. We appealed the jury's verdict and trial court's award to the Eighth Circuit Court of Appeals. The appellate court affirmed the jury verdict and judgment on August 25, 2014, and we filed a petition for rehearing on September 22, 2014, which was denied. We filed a petition for a writ of certiorari with the United States Supreme Court, which was granted on June 8, 2015, and oral arguments before the Supreme Court occurred on November 10, 2015. On March 22, 2016, the Supreme Court affirmed the appellate court’s rulings and remanded to the trial court to allocate the lump sum award among the class participants. On remand, the trial court determined that the lump sum award should be allocated to class participants according to the method prescribed by plaintiffs’ expert at trial. The trial court has yet to enter a judgment. Subsequently, a joint notice advising the court of a global settlement of this case, the Edwards matter (described below), and the consolidated Murray and DeVoss matter (also described below) was filed. The parties agreed to settle all three matters for a total payment of $12.6 million, inclusive of wages, penalties, interest, attorneys’ fees and costs, and costs of settlement administration. The trial court held an approval hearing on October 11, 2017 and we are awaiting the court’s decision.

•
Edwards, et al. v. Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., S.D. Iowa, March 20, 2008 - The trial court in this case, which involves our Perry and Waterloo, Iowa pork plants, decertified the state law class and granted other pre-trial motions that resulted in a judgment in our favor with respect to the plaintiffs’ claims. The plaintiffs have filed a motion to modify this judgment. A joint motion for preliminary approval of the collective and class action settlement was filed on July 7, 2017. Please see the above Bouaphakeo description for additional details of a global settlement.

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

The Hillshire Brands Company was named as a defendant in an asbestos exposure case filed by Mark Lopez in May 2014 in the Superior Court of Alameda County, California. Mr. Lopez was diagnosed with mesothelioma in January 2014 and is now deceased. Mr. Lopez’s family members asserted negligence, premises liability and strict liability claims related to Mr. Lopez’s alleged asbestos exposure from 1954-1986 from the Union Sugar plant in Betteravia, California. The plant, which was sold in 1986, was owned by entities that were predecessors-in-interest to The Hillshire Brands Company. In August 2017, the jury returned a verdict of approximately $13 million in favor of the plaintiffs, and a judgment was entered. We intend to appeal the judgment.
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

On October 17, 2016, William Huser, acting on behalf of himself and a putative class of persons who purchased shares of Tyson Foods' stock between November 23, 2015, and October 7, 2016, filed a class action complaint against Tyson Foods, Inc., Donnie Smith and Dennis Leatherby in the Central District of California. The complaint alleged, among other things, that our periodic filings contained materially false and misleading statements by failing to disclose that the Company has colluded with other producers to manipulate the supply of broiler chickens in order to keep supply artificially low, as alleged in In re Broiler Chicken Antitrust Litigation. Subsequent to the filing of this initial complaint, additional lawsuits making similar claims were filed in the United States District Courts for the Southern District of New York, the Western District of Arkansas, and the Southern District of Ohio. Each of those cases have now been transferred to the United States District Court for the Western District of Arkansas and consolidated, and lead plaintiffs have been appointed. A consolidated complaint was filed on March 22, 2017, (which also named additional individual defendants). The consolidated complaint seeks damages, pre- and post-judgment interest, costs, and attorneys’ fees. We filed a motion to dismiss this complaint, which the court granted on July 26, 2017. The plaintiffs filed a motion to amend or alter the judgment and to submit an amended complaint. That motion is pending.
On January 20, 2017, the Company received a subpoena from the Securities and Exchange Commission (the "SEC") in connection with an investigation related to the Company. On August 23, 2017, we received written notification that the SEC staff had concluded the investigation and did not intend to recommend an enforcement action against the Company based on the information available to the agency as of that date. Based upon the information we have, we believe the investigation was based upon the allegations in In re Broiler Chicken Antitrust Litigation.
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
Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (NLRC) from 1998 through July 1999. The complaint is filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In 2006, a labor arbiter ruled against the respondents and awarded the complainants PHP3,453,664,710 (approximately US$67 million) in damages and fees. The respondents appealed the labor arbiter's ruling, and it was subsequently set aside by the NLRC in December 2006. Subsequent to the NLRC’s decision, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. While various of those appeals, motions and/or petitions were pending, The Hillshire Brands Company, on June 23, 2014, without admitting liability, filed a settlement motion requesting that the Supreme Court of the Philippines order dismissal with prejudice of all claims against it and certain other respondents in exchange for payments allocated by the court among the complainants in an amount not to exceed PHP342,287,800 (approximately US$6.7 million). Based in part on its finding that the consideration to be paid to the complainants as part of such settlement was insufficient, the Supreme Court of the Philippines denied the respondents’ settlement motion and all motions for reconsideration thereof. The Supreme Court of the Philippines also set aside as premature the NLRC’s December 2006 ruling. As a result, the cases are now back before the NLRC, which will once again rule on the respondents’ appeals regarding the labor arbiter’s 2006 ruling in favor of the complainants. In the meantime, the respondents reached a settlement with a group comprising approximately 18% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company would pay each settling complainant PHP68,000 (approximately US$1,325). The settlement payment was made on December 21, 2016, to the NLRC, which is responsible for distributing the funds to each settling complainant. On December 27, 2016, the respondents filed motions for reconsideration with the NLRC asking that the award be set aside. The NLRC denied respondents' motions for reconsideration in a resolution received on May 5, 2017, and entered a judgment on the award on July 24, 2017. Previously, from May 10, 2017 to May 12, 2017, Aris Philippines, Inc., Sara Lee Corporation and Sara Lee Philippines each filed petitions for certiorari with requests for an immediate temporary restraining order and a writ of permanent injunction with the Philippines Court of Appeals. On August 18, 2017, the Court of Appeals granted a temporary restraining order precluding execution of the NLRC judgment against Aris Philippines, Inc., Sara Lee Corporation and Sara Lee Philippines, Inc. The temporary restraining order will expire on November 21, 2017 unless further extended by a preliminary injunction. We have recorded an accrual for this matter for the amount of loss that, at this time, we deem probable and enforceable. This accrual is reflected in the Company’s consolidated financial statements and reflects an amount significantly less than the amount awarded by the labor arbiter in 2004 (i.e., PHP3,453,664,710 (approximately US$67 million)). The ultimate enforceable loss is uncertain, and if our accrual is not adequate, an adverse outcome could have a material effect on the consolidated financial condition or results of operations.

NOTE 21: QUARTERLY FINANCIAL DATA (UNAUDITED)

		in millions, except per share data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Sales	$9,182	$9,083	$9,850	$10,145
Gross profit	1,483	1,047	1,202	1,351
Operating income	982	571	697	681
Net income	594	341	448	395
Net income attributable to Tyson	593	340	447	394

Net income per share attributable to Tyson:
Class A Basic	$1.64	$0.95	$1.24	$1.10
Class B Basic	$1.49	$0.86	$1.12	$0.98
Diluted	$1.59	$0.92	$1.21	$1.07
2016
Sales	$9,152	$9,170	$9,403	$9,156
Gross profit	1,201	1,183	1,224	1,089
Operating income	776	704	767	586
Net income	461	434	485	392
Net income attributable to Tyson	461	432	484	391

Net income per share attributable to Tyson:
Class A Basic	$1.18	$1.14	$1.29	$1.06
Class B Basic	$1.09	$1.02	$1.17	$0.96
Diluted	$1.15	$1.10	$1.25	$1.03
Second quarter fiscal 2017 net income included a $52 million pretax impairment charge related to our San Diego Prepared Foods operation.
Third quarter fiscal 2017 net income included $77 million pretax expense from AdvancePierre purchase accounting and acquisition related costs, which included a $24 million purchase accounting adjustment for the amortization of the fair value step-up of inventory related to AdvancePierre, $35 million of acquisition related costs and $18 million of acquisition bridge financing fees.
Third quarter fiscal 2017 net income included a post tax $26 million recognition of tax benefit related to the expected sale of a non-protein business.
Fourth quarter fiscal 2017, net income included $150 million pretax restructuring and related charges, $45 million pretax impairment related to the expected sale of a non-protein business and $26 million pretax expense from AdvancePierre purchase accounting and acquisition related costs, which included $12 million purchase accounting adjustment for the amortization of the fair value step-up of inventory related to AdvancePierre and $14 million of acquisition related costs.
Second quarter fiscal 2016 net income included a post tax $12 million recognition of previously unrecognized tax benefits.
Third quarter fiscal 2016 net income included a post tax $15 million recognition of previously unrecognized tax benefits and audit settlement.
Fourth quarter fiscal 2016 net income included a post tax $26 million recognition of previously unrecognized tax benefits.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Tyson Foods, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Tyson Foods, Inc. and its subsidiaries as of September 30, 2017 and October 1, 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded AdvancePierre Foods Holdings, Inc. from its assessment of internal control over financial reporting as of September 30, 2017 because it was acquired by the Company in a purchase business combination during fiscal 2017. We have also excluded AdvancePierre Foods Holdings, Inc. from our audit of internal control over financial reporting. AdvancePierre Foods Holdings, Inc. is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 2.4% and 1.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2017.

/s/ PricewaterhouseCoopers LLP
Fayetteville, Arkansas
November 13, 2017

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, the CEO and CFO concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
In the quarter ended September 30, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).
Based on this evaluation under the framework in Internal Control - Integrated Framework (2013) issued by COSO, management concluded the Company’s internal control over financial reporting was effective as of September 30, 2017.
Management excluded AdvancePierre Food Holdings, Inc. from our assessment of internal control over financial reporting as of September 30, 2017 because it was acquired by the Company in a purchase business combination in June 2017. AdvancePierre Food Holdings, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 2.4% and 1.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2017.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, who has audited the fiscal 2017 financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017 as stated in its report which appears in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
Second Amended and Restated Employment Agreement
On November 9, 2017, we entered into a Second Amended and Restated Employment Agreement with Mr. John Tyson, Chairman of the Board of Directors. This agreement replaces Mr. Tyson’s previous employment agreement dated May 1, 2014.
The agreement provides for an annual base salary of $1,050,000 and eligibility for participation in the Company’s annual performance incentive plan, as well as any benefit programs generally applicable to employees of the Company. In addition, Mr. Tyson is eligible to receive, on such dates specified by the Company consistent with the Company’s treatment of similarly-situated employees, performance and stock incentive awards under the Company’s incentive plans then in effect (if any), subject to the discretion of the Compensation and Leadership Development Committee of our Board of Directors.
Mr. Tyson is also entitled to the use of certain Company-owned assets, including aircraft for up to 275 hours annually. Mr. Tyson is also entitled to personal security services provided by the Company, provided that such services do not exceed the value of $50,000 annually. The Company has also agreed to reimburse Mr. Tyson for the annual premium on a $7,500,000 life insurance policy. The Company will reimburse and gross-up any and all income tax liability of Mr. Tyson in connection with the use or acceptance of such Company-owned or -provided assets.

Mr. Tyson may terminate his employment under the agreement, subject to confidentiality and non-compete obligations contained therein, upon 30 days’ prior written notice to the Company. The Company’s Board of Directors has the right to terminate the agreement at any time upon written notice to Mr. Tyson. Any such termination without cause is subject to the Company’s obligation to pay, in a lump sum, an amount equal to two years of his base salary and two times his target annual cash bonus, plus continued medical coverage for life. Such termination will also trigger vesting of stock options, restricted stock and performance stock awards earlier than stated in the applicable award agreements.
Upon the occurrence of a change in control (as defined in the agreement), all previously granted restricted stock, performance stock and stock option awards will be treated in accordance with the applicable award agreement.
A copy of this agreement is filed as Exhibit 10.76 to this Form 10-K.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See information set forth under the captions “Election of Directors”, "Information Regarding the Board and its Committees" and "Report of the Audit Committee" in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held February 8, 2018 (the “Proxy Statement”), which information is incorporated herein by reference. Pursuant to general instruction G(3) of Annual Report on Form 10-K, certain information concerning our executive officers is included under the caption “Executive Officers of the Company” in Part I of this Annual Report on Form 10-K.
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
ITEM 11. EXECUTIVE COMPENSATION
See the information set forth under the captions “Executive Compensation,” “Director Compensation For Fiscal Year 2017,” “Compensation Discussion and Analysis,” “Report of the Compensation and Leadership Development Committee,” “Compensation Committee Interlocks and Insider Participation”, and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which information is incorporated herein by reference. However, pursuant to instructions to Item 407(e)(5) of Regulation S-K, the material appearing under the sub-heading “Report of the Compensation and Leadership Development Committee” shall be deemed "furnished" and not be deemed to be “filed” with the Securities and Exchange Commission, other than as provided in this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the information included under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement, which information is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following information reflects certain information about our equity compensation plans as of September 30, 2017:

	Equity Compensation Plan Information
	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (excluding Securities reflected in the first column (a) (b))
Equity compensation plans approved by security holders	7,547,518	$40.54	40,279,989
Equity compensation plans not approved by security holders	—	—	—
Total	7,547,518	$40.54	40,279,989

(a)	Shares available for future issuance as of September 30, 2017, under the Stock Incentive Plan (18,094,438), the Employee Stock Purchase Plan (14,537,943) and the Retirement Savings Plan (7,647,608)
(b)	"Securities" and "shares" refer to the Company's Class A common stock.
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
(1) Consolidated Financial Statements
Consolidated Statements of Income for the three years ended September 30, 2017
Consolidated Statements of Comprehensive Income for the three years ended September 30, 2017
Consolidated Balance Sheets at September 30, 2017, and October 1, 2016
Consolidated Statements of Shareholders’ Equity for the three years ended September 30, 2017
Consolidated Statements of Cash Flows for the three years ended September 30, 2017
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
(2) Consolidated Financial Statement Schedules
Financial Statement Schedule - Schedule II Valuation and Qualifying Accounts for the three years ended September 30, 2017
All other schedules are omitted because they are neither applicable nor required.
(3) Exhibits required by Item 601 of Regulation S-K
The exhibits filed with this report are listed in the Exhibit Index preceding the signature pages to this
Annual Report on Form 10-K and incorporated herein by reference.

FINANCIAL STATEMENT SCHEDULE
TYSON FOODS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended September 30, 2017

					in millions
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Period
Allowance for Doubtful Accounts:
2017	$33	$10	$—	$(9)	$34
2016	27	10	—	(4)	33
2015	34	1	—	(8)	27
Inventory Lower of Cost or Market Allowance:
2017	$39	$5	$—	$(41)	$3
2016	58	70	—	(89)	39
2015	7	99	—	(48)	58
Valuation Allowance on Deferred Tax Assets:
2017	$72	$4	$—	$(1)	$75
2016	68	10	—	(6)	72
2015	51	21	—	(4)	68

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

2.2
Share Purchase Agreement dated November 9, 2010, by and among BBU, Inc., Grupo Bimbo, S.A.B. DE C.V. and Hillshire Brands Corporation (previously filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the period ended January 1, 2011, by The Hillshire Brands Company, Commission File No. 001-03344, and incorporated herein by reference). Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request.

2.3
Master Separation Agreement by and between Sara Lee Corporation, D.E MASTER BLENDERS 1753 B.V. and DE US, Inc., dated as of June 15, 2012 (previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed June 18, 2012 by The Hillshire Brands Company, Commission File No. 001-03344, and incorporated herein by reference). Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request.

2.4
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

4.21
Indenture dated October 2, 1990, between Sara Lee Corporation and Continental Bank, N.A., as Trustee (the “Sara Lee Indenture”) (previously filed as Exhibit 4.1 to Amendment No. 1 to Registration Statement No. 33-33603 on Form S-3 by Sara Lee Corporation, predecessor in interest to The Hillshire Brands Company, filed with the Commission on October 5, 1990, Commission File No. 001-03344, and incorporated herein by reference).

4.22
Form of 4.10% Notes due 2020 issued pursuant to the Sara Lee Indenture (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated September 7, 2010 by The Hillshire Brands Company, Commission File No. 001-03344, and incorporated herein by reference).

4.23
Form of 6.13% Notes due 2032 issued pursuant to the Sara Lee Indenture (previously filed as Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2014, Commission File No. 001-14704, and incorporated herein by reference).

4.24
Supplemental Indenture dated June 2, 2017, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-k filed on June 2, 2017, Commission File No. 001-14704, and incorporated herein by reference).

4.25
Form of Floating Rate Senior Notes due 2019 (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 2, 2017, Commission File No. 001-14704, and incorporated herein by reference).

4.26
Supplemental Indenture dated June 2, 2017, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture (previously filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on June 2, 2017, Commission File No. 001-14704, and incorporated herein by reference).

4.27
Form of Floating Rate Senior Notes due 2020 (previously filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on June 2, 2017, Commission File No. 001-14704, and incorporated herein by reference).

4.28
Supplemental Indenture dated June 2, 2017, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture (previously filed as Exhibit 4.6 on the Company's Current Report on Form 8-K filed on June 2, 2017, Commission File No. 001-14704, and incorporated herein by reference).

4.29
Form of 3.55% Senior Notes due 2027 (previously filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed on June 2, 2017, Commission File No. 001-14704, and incorporated herein by reference).

4.30
Supplemental Indenture dated June 2, 2017, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture (previously filed as Exhibit 4.8 to the Company's Current Report on Form 8-K filed on June 2, 2017, Commission File No. 001-14704, and incorporated herein by reference).

4.31
Form of 4.55% Senior Notes due 2047 (previously filed as Exhibit 4.8 to the Company's Current Report on Form 8-K filed on June 2, 2017, Commission File No. 001-14704, and incorporated herein by reference).

4.32
Supplemental Indenture dated August 23, 2017, by and between the Company and The Bank of New York Mellon Trust Company, N.A.(as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 23, 2017, Commission File No. 001-14704, and incorporated herein by reference).

4.33
Form of Floating Rate Senior Notes due 2020 (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 23, 2017, Commission File No. 001-14704, and incorporated herein by reference).

4.34
Supplemental Indenture dated August 23, 2017, by and between the Company and The Bank of New York Mellon Trust Company, N.A.. (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture (previously filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on August 23, 2017, Commission File No. 001-14704, and incorporated herein by reference).

4.35
Form of 2.250% Senior Notes due 2021 (previously filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on August 23, 2017, Commission File No. 001-14704, and incorporated herein by reference).

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

10.4
Amendment No. 2 to Term Loan Agreement, dated as of August 18, 2017, by and between Tyson Foods, Inc., and Bank of America, N.A. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 18, 2017, Commission File No. 001-14704, and incorporated herein by reference).

10.5
Term Loan Agreement, dated as of May 12, 2017, by and among the Company, Morgan Stanley Senior Funding, Inc., as Administrative Agent, and certain other lenders party thereto (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 17, 2017, Commission File No. 001-14704, and incorporated herein by reference).

10.6
Amended and Restated Credit Agreement, dated as of May 12, 2017, among the Company, the subsidiary, borrowers party thereto, and lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent, and certain other lenders thereto (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 17, 2017, Commission File No. 001-14704, and incorporated herein by reference).

10.7	*
Amended and Restated Employment Agreement, dated as of May 1, 2014, by and between the Company and John Tyson (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2014, Commission File No. 001-14704, and incorporated herein by reference).

10.8	*
Second Amended and Restated Employment Agreement, dated as of November 17, 2016, by and between the Company and Thomas Hayes (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 22, 2016, Commission File No. 001-14704, and incorporated herein by reference).

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
Employment Agreement, dated November 1, 2012, by and between the Company and Scott E. Rouse (previously filed as Exhibit 10.2 to the Company's Current Report on Form 10-Q for the period ended April 1, 2017, Commission File No. 001-14704, and incorporated herein by reference).

10.20	*
Employment Agreement, dated October 5, 2014, by and between the Company and Douglas W. Ramsey (previously filed as Exhibit 10.3 to the Company's Current Report on Form 10-Q for the period ended April 1, 2017, Commission File No. 001-14704, and incorporated herein by reference).

10.21	*
Transition, Non-Compete and Consulting Agreement dated November 17, 2016, between the Company and Donald J. Smith (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed November 22, 2016, Commission File No. 001-14704, and incorporated herein by reference).

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
Amended and Restated Tyson Foods, Inc. Employee Stock Purchase Plan, effective as of February 1, 2013 (previously filed as Exhibit 99.2 to Registration Statement on Form S-8 on February 22, 2013, Registration No. 333-186797, and incorporated herein by reference).

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
Amended and Restated Tyson Foods, Inc. 2000 Stock Incentive Plan effective February 1, 2013 (previously filed as Exhibit 99.1 to Registration Statement on Form S-8 on February 22, 2013, Registration No. 333-186797, and incorporated herein by reference).

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
Form of Performance Shares Relative Total Shareholder Return Stock Incentive Award Agreement pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2016 (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2016, Commission File No. 001-14704, and incorporated herein by reference).

10.36	*
Form of Performance Shares EBIT Stock Incentive Award Agreement pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2016 (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2016, Commission File No. 001-14704, and incorporated herein by reference).

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
Form of Restricted Stock Subject to Performance Criteria Stock Incentive Award Agreement pursuant to which restricted stock awards subject to performance criteria are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2016 (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ending December 31, 2016, Commission File No. 001-14704, and incorporated herein by reference).

10.41	*
Form of Restricted Stock Incentive Award Agreement with contracted employees pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2016 (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ending December 31, 2016, Commission File No. 001-14704, and incorporated herein by reference).

10.42	*
Form of Restricted Stock Incentive Award Agreement with non-contracted employees pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2016 (previously filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ending December 31, 2016, Commission File No. 001-14704, and incorporated herein by reference).

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
Form of Stock Options Incentive Award Agreement with contracted employees pursuant to which stock options awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2016 (previously filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ending December 31, 2016, Commission File No. 001-14704, and incorporated herein by reference).

10.46	*
Form of Stock Options Incentive Award Agreement with non-contracted employees pursuant to which stock options awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2016 (previously filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ending December 31, 2016, Commission File No. 001-14704, and incorporated herein by reference).

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

10.66	*
Form of Stock Incentive Award Agreement pursuant to which restricted stock awards subject to performance criteria are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015 (previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2016, Commission File No. 001-14704, and incorporated herein by reference).

10.67	*
Form of Stock Incentive Plan Stock Agreement pursuant to which restricted stock units awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015 (previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2016, Commission File No. 001-14704, and incorporated herein by reference).

10.68	*
Form of Stock Incentive Agreement pursuant to which stock appreciation rights awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015 (previously filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2016, Commission File No. 001-14704, and incorporated herein by reference).

10.69	*
Form of Stock Incentive Award Agreement with contracted employees pursuant to which stock options awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015 (previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2016, Commission File No. 001-14704, and incorporated herein by reference).

10.70	*
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

10.71	*
Form of Stock Incentive Award Agreement with non-contracted employees pursuant to which stock options awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015 (previously filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2016, Commission File No. 001-14704, and incorporated herein by reference).

10.72	*
Tyson Foods, Inc. Severance Pay Plan for Contracted Employees, effective October 31, 2012 (previously filed as Exhibit 10.54 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, Commission File No. 001-14704, and incorporated herein by reference).

10.73
Tax Sharing Agreement, dated as of June 15, 2012, by and among Sara Lee Corporation, D.E MASTER BLENDERS 1753 B.V. and DE US, Inc. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K dated June 18, 2012 by The Hillshire Brands Company, Commission File No. 001-03344, and incorporated herein by reference).

10.74	*
First Amendment to the Company's Supplemental Executive Retirement and Life Insurance Premium Plan as Amended and Restated as of November 14, 2014 (previously filed as Exhibit 10.57 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2014, Commission File No. 001-14704, and incorporated herein by reference).

10.75	*
Amended and Restated Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan effective January 1, 2017 (previously filed as Exhibit 10.68 to the Company's Annual report on Form 10-K for the fiscal year ended October 1, 2016, Commission File No. 001-14704, and incorporated herein by reference).

10.76	*	Second Amended and Restated Employment Agreement, dated November 9, 2017, by and between the Company and John Tyson.

12.1		Calculation of Ratio of Earnings to Fixed Charges.

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

101
The following financial information from our Annual Report on Form 10-K for the year ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

	*	Indicates a management contract or compensatory plan or arrangement.

ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYSON FOODS, INC.

By:	/s/ Dennis Leatherby	November 13, 2017
Dennis Leatherby
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Gaurdie E. Banister Jr.	Director	November 13, 2017
Gaurdie E. Banister Jr.

/s/ Mike Beebe	Director	November 13, 2017
Mike Beebe

/s/ Curt T. Calaway	Senior Vice President, Controller and	November 13, 2017
Curt T. Calaway	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Mikel A. Durham	Director	November 13, 2017
Mikel A. Durham

/s/ Thomas P. Hayes	President and Chief Executive Officer	November 13, 2017
Thomas P. Hayes	(Principal Executive Officer)

/s/ Dennis Leatherby	Executive Vice President and Chief Financial Officer	November 13, 2017
Dennis Leatherby	(Principal Financial Officer)

/s/ Kevin M. McNamara	Director	November 13, 2017
Kevin M. McNamara

/s/ Cheryl S. Miller	Director	November 13, 2017
Cheryl S. Miller

/s/ Jeffrey K. Schomburger	Director	November 13, 2017
Jeffrey K. Schomburger

/s/ Robert C. Thurber	Director	November 13, 2017
Robert C. Thurber

/s/ Barbara A. Tyson	Director	November 13, 2017
Barbara A. Tyson

/s/ John Tyson	Chairman of the Board of Directors	November 13, 2017
John Tyson