Form 10-Q
period 2017-12-30
TYSON FOODS INC
filed 2018-02-08
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 30, 2017.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	297,503,193
Class B Common Stock, $0.10 Par Value (Class B stock)	70,010,355
TABLE OF CONENTS
PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 30, 2017	December 31, 2016
Sales	$10,229	$9,182
Cost of Sales	8,778	7,699
Gross Profit	1,451	1,483
Selling, General and Administrative	524	501
Operating Income	927	982
Other (Income) Expense:
Interest income	(2)	(2)
Interest expense	88	58
Other, net	(1)	14
Total Other (Income) Expense	85	70
Income before Income Taxes	842	912
Income Tax Expense (Benefit)	(790)	318
Net Income	1,632	594
Less: Net Income Attributable to Noncontrolling Interests	1	1
Net Income Attributable to Tyson	$1,631	$593
Weighted Average Shares Outstanding:
Class A Basic	296	297
Class B Basic	70	70
Diluted	371	373
Net Income Per Share Attributable to Tyson:
Class A Basic	$4.54	$1.64
Class B Basic	$4.09	$1.49
Diluted	$4.40	$1.59
Dividends Declared Per Share:
Class A	$0.375	$0.300
Class B	$0.338	$0.270
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	December 30, 2017	December 31, 2016
Net Income	$1,632	$594
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	(1)	3
Investments	—	(1)
Currency translation	1	(14)
Postretirement benefits	2	(3)
Total Other Comprehensive Income (Loss), Net of Taxes	2	(15)
Comprehensive Income	1,634	579
Less: Comprehensive Income Attributable to Noncontrolling Interests	1	1
Comprehensive Income Attributable to Tyson	$1,633	$578
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	December 30, 2017	September 30, 2017
Assets
Current Assets:
Cash and cash equivalents	$293	$318
Accounts receivable, net	1,600	1,675
Inventories	3,213	3,239
Other current assets	172	219
Assets held for sale	715	807
Total Current Assets	5,993	6,258
Net Property, Plant and Equipment	5,673	5,568
Goodwill	9,404	9,324
Intangible Assets, net	6,282	6,243
Other Assets	694	673
Total Assets	$28,046	$28,066

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$811	$906
Accounts payable	1,748	1,698
Other current liabilities	1,413	1,424
Liabilities held for sale	6	4
Total Current Liabilities	3,978	4,032
Long-Term Debt	8,875	9,297
Deferred Income Taxes	2,013	2,979
Other Liabilities	1,206	1,199
Commitments and Contingencies (Note 17)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 378 million shares	38	38
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,346	4,378
Retained earnings	11,272	9,776
Accumulated other comprehensive gain	18	16
Treasury stock, at cost – 80 million shares at December 30, 2017 and September 30, 2017	(3,726)	(3,674)
Total Tyson Shareholders’ Equity	11,955	10,541
Noncontrolling Interests	19	18
Total Shareholders’ Equity	11,974	10,559
Total Liabilities and Shareholders’ Equity	$28,046	$28,066
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	December 30, 2017	December 31, 2016
Cash Flows From Operating Activities:
Net income	$1,632	$594
Depreciation and amortization	229	177
Deferred income taxes	(967)	(4)
Other, net	29	7
Net changes in operating assets and liabilities	203	360
Cash Provided by Operating Activities	1,126	1,134
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(296)	(200)
Purchases of marketable securities	(12)	(15)
Proceeds from sale of marketable securities	9	13
Acquisition, net of cash acquired	(226)	—
Proceeds from sale of business	125	—
Other, net	(22)	(12)
Cash Used for Investing Activities	(422)	(214)
Cash Flows From Financing Activities:
Payments on debt	(429)	(20)
Borrowings on revolving credit facility	655	435
Payments on revolving credit facility	(650)	(735)
Proceeds from issuance of commercial paper	5,728	—
Repayments of commercial paper	(5,824)	—
Purchases of Tyson Class A common stock	(164)	(576)
Dividends	(108)	(79)
Stock options exercised	63	6
Other, net	—	12
Cash Used for Financing Activities	(729)	(957)
Effect of Exchange Rate Changes on Cash	—	(5)
Decrease in Cash and Cash Equivalents	(25)	(42)
Cash and Cash Equivalents at Beginning of Year	318	349
Cash and Cash Equivalents at End of Period	$293	$307
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: ACCOUNTING POLICIES
Basis of Presentation
The consolidated condensed financial statements are unaudited and have been prepared by Tyson Foods, Inc. (“Tyson,” “the Company,” “we,” “us” or “our”). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations of the United States Securities and Exchange Commission. Although we believe the disclosures contained herein are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. Preparation of consolidated condensed financial statements requires us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly our financial position as of December 30, 2017, and the results of operations for the three months ended December 30, 2017, and December 31, 2016. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
Recently Issued Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board ("FASB") issued guidance that eases certain documentation and assessment requirements of hedge effectiveness and modifies the accounting for components excluded from the assessment. Some of the modifications include the ineffectiveness of derivative gain/loss in highly effective cash flow hedge to be recorded in Other Comprehensive Income, the change in fair value of derivative to be recorded in the same income statement line as the hedged item, and additional disclosures required on the cumulative basis adjustment in fair value hedges and the effect of hedging on financial statement lines for components excluded from the assessment. The amendment also simplifies the application of hedge accounting in certain situations to permit new hedging strategies to be eligible for hedge accounting. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2018, our fiscal 2020. Early adoption is permitted and the modified retrospective transition method should be applied. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
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
In January 2016, the FASB issued guidance that requires most equity investments be measured at fair value, with subsequent other changes in fair value recognized in net income. The guidance also impacts financial liabilities under the fair value option and the presentation and disclosure requirements on the classification and measurement of financial instruments. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. It should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, unless equity securities do not have readily determinable fair values, in which case the amendments should be applied prospectively. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
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

Changes in Accounting Principles
In March 2016, the FASB issued guidance which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows and impact on earnings per share. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016, our fiscal 2018. We adopted this guidance in the first quarter of fiscal 2018. The guidance requires all income tax effects of share-based payment awards to be recognized in the consolidated statements of income when the awards vest or are settled, which is a change from the current guidance that requires such activity to be recorded in capital in excess of par value within stockholders' equity. We adopted this guidance prospectively which may create volatility in our effective tax rate when adopted depending largely on future events and other factors which may include our stock price, timing of stock option exercises, and the value realized upon vesting or exercise of shares compared to the grant date fair value of those shares. For the three months ended December 30, 2017, the recorded tax benefit was not material. In addition, when calculating potential common shares used to determine diluted earnings per share this guidance requires that assumed proceeds under the treasury stock method be modified to exclude the amount of excess tax benefits that would have been recognized in additional paid-in capital. These changes were applied on a prospective basis which did not have a material impact to diluted earnings per share for the three months ended December 30, 2017. Under the new guidance, companies can also make an accounting policy election to either estimate forfeitures each period or to account for forfeitures as they occur. We changed our accounting policy to account for forfeitures as they occur using the modified retrospective transition method which did not have a material impact on our consolidated financial statements. The guidance changes the presentation of excess tax benefits from a financing activity to an operating activity in the consolidated statements of cash flows. We applied this change prospectively, and thus, prior periods have not been adjusted. This guidance also requires the presentation related to cash paid to a taxing authority when shares are withheld to satisfy the statutory income tax withholding obligation to a financing activity in the consolidated statements of cash flows. The adoption of this standard did not have a material impact on our consolidated statements of cash flows.
In July 2015, the FASB issued guidance which requires management to evaluate inventory at the lower of cost and net realizable value. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016, our fiscal 2018. The prospective transition method was applied. We adopted this guidance in the first quarter of fiscal 2018 and it did not have a material impact on our consolidated financial statements.
NOTE 2: ACQUISITIONS AND DISPOSITIONS
Acquisitions
On November 10, 2017, we acquired a value-added protein business for $226 million, net of cash acquired, as part of our strategic expansion initiative. Its results, subsequent to the acquisition closing, are included in our Prepared Foods and Chicken segments. The preliminary purchase price allocation included $21 million of net working capital, including $10 million of cash acquired, $13 million of Property, Plant and Equipment, $90 million of Intangible Assets and $112 million of Goodwill. All of the goodwill acquired is deductible for tax purposes. Certain estimated values for the acquisition, including goodwill, intangible assets, and property, plant and equipment, are not yet finalized and are subject to revision as additional information becomes available and more detailed analyses are completed.
On June 7, 2017, we acquired all of the outstanding common stock of AdvancePierre Foods Holdings, Inc. ("AdvancePierre") as part of our strategy to sustainably feed the world with the fastest growing portfolio of protein brands. The purchase price was equal to $40.25 per share for AdvancePierre's outstanding common stock, or approximately $3.2 billion. We funded the acquisition with existing cash on hand, net proceeds from the issuance of new senior notes and a new term loan facility, as well as borrowings under our commercial paper program. AdvancePierre's results from operations subsequent to the acquisition closing are included in the Prepared Foods and Chicken segments.
The following table summarizes the purchase price allocation and fair values of the assets acquired and liabilities assumed at the acquisition date of AdvancePierre. Certain estimated values for the acquisition, including goodwill, intangible assets, property, plant and equipment, and deferred income taxes, are not yet finalized and are subject to revision as additional information becomes available and more detailed analyses are completed. The purchase price was allocated based on information available at acquisition date. During the first quarter of fiscal 2018, we recorded measurement period adjustments which decreased goodwill by $2 million, primarily related to updated information related to income taxes.

in millions
Cash and cash equivalents	$126
Accounts receivable	80
Inventories	272
Other current assets	5
Property, Plant and Equipment	302
Goodwill	2,980
Intangible Assets	1,515
Current debt	(1,148)
Accounts payable	(114)
Other current liabilities	(97)
Tax receivable agreement ("TRA") due to former shareholders	(223)
Long-Term Debt	(33)
Deferred Income Taxes	(455)
Other Liabilities	(3)
Net assets acquired	$3,207
The fair value of identifiable intangible assets is as follows:

			in millions
Intangible Asset Category	Type	Life in Years	Fair Value
Brands & Trademarks	Amortizable	Weighted Average of 15 years	$390
Customer Relationships	Amortizable	Weighted Average of 15 years	1,125
Total identifiable intangible assets			$1,515
As a result of the acquisition, we recognized a total of $2,980 million of goodwill. The purchase price was assigned to assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, and any excess was allocated to goodwill, as shown in the table above. Goodwill represents the value we expect to achieve through the implementation of operational synergies and growth opportunities. We completed the allocation of goodwill to our segments in the first quarter of fiscal 2018 using the with-and-without approach of the estimated operating results and synergy impact to fair value of our reporting units. This resulted in $2,412 million and $568 million of goodwill allocated to our Prepared Foods and Chicken segments, respectively. Of the goodwill acquired, $163 million related to previous AdvancePierre acquisitions is expected to be deductible for tax purposes.
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

in millions (unaudited)	Three Months Ended
December 31, 2016
Pro forma sales	$9,587
Pro forma net income attributable to Tyson	599
Pro forma net income per diluted share attributable to Tyson	$1.61
Dispositions
On April 24, 2017, we announced our intent to sell three non-protein businesses as part of our strategic focus on protein brands. These businesses, which are all part of our Prepared Foods segment, included Sara Lee® Frozen Bakery, Kettle and Van’s® and produce items such as frozen desserts, waffles, snack bars, and soups, sauces and sides. The sale is also expected to include the Chef Pierre®, Bistro Collection®, Kettle Collection™, and Van’s® brands, a license to use the Sara Lee® brand in various channels, as well as our Tarboro, North Carolina, Fort Worth, Texas, and Traverse City, Michigan, prepared foods facilities. The remaining assets and liabilities related to these businesses are classified as assets and liabilities held for sale in our Consolidated Condensed Balance Sheet at December 30, 2017 and September 30, 2017.
We completed the sale of our Kettle business on December 30, 2017, and received net proceeds of $125 million including a working capital adjustment. As a result of the sale, we recorded a pretax gain of $22 million, which is reflected in Cost of Sales in our Consolidated Condensed Statement of Income for the three months ended December 30, 2017. We utilized the net proceeds to pay down term loan debt.
We anticipate we will close on the sale of the Sara Lee® Frozen Bakery and Van’s® businesses in the back half of fiscal 2018. In the first quarter of 2018, we recorded a pretax impairment charge totaling $26 million, due to revised estimates of the businesses fair value based on current expected net sales proceeds. The impairment charge was recorded in Cost of Sales in our Consolidated Condensed Statement of Income for the three months ended December 30, 2017, and primarily consisted of goodwill previously classified within assets held for sale.
In the first quarter of fiscal 2018, we made the decision to sell an additional non-protein business as part of our strategic focus on protein brands. This business is included in our Prepared Foods segment and had a net carrying value of approximately $50 million at December 30, 2017, which also included allocated goodwill. The net carrying value will change in future periods due to such items as normal business operations, timing of closing of the sale, as well as final negotiated deal terms. We anticipate we will be able to identify a buyer and close the transaction within the next twelve months and expect to record a pretax gain as a result of the sale of this business. We have reclassified the assets and liabilities related to this business to assets and liabilities held for sale in our Consolidated Condensed Balance Sheet as of December 30, 2017.
The Company concluded the businesses were not significant disposal groups and did not represent a strategic shift, and therefore were not classified as discontinued operations for any of the periods presented.
The following table summarizes the net assets and liabilities held for sale:

		in millions
	December 30, 2017	September 30, 2017
Assets held for sale:
Accounts receivable, net	$2	$2
Inventories	66	109
Net Property, Plant and Equipment	182	192
Other current assets	1	1
Goodwill	268	312
Intangible Assets, net	191	191
Total assets held for sale	$710	$807
Liabilities held for sale:
Accounts payable	$1	$1
Other current liabilities	5	3
Total liabilities held for sale	$6	$4

NOTE 3: INVENTORIES
Processed products, livestock and supplies and other are valued at the lower of cost and net realizable value. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories.
At December 30, 2017, 64% of the cost of inventories was determined by the first-in, first-out ("FIFO") method as compared to 63% at September 30, 2017. The remaining cost of inventories for both periods is determined by the weighted-average method.
The following table reflects the major components of inventory (in millions):

	December 30, 2017	September 30, 2017
Processed products	$1,904	$1,947
Livestock	880	874
Supplies and other	429	418
Total inventory	$3,213	$3,239
NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	December 30, 2017	September 30, 2017
Land	$138	$138
Buildings and leasehold improvements	3,961	3,878
Machinery and equipment	7,170	7,111
Land improvements and other	336	323
Buildings and equipment under construction	567	492
	12,172	11,942
Less accumulated depreciation	6,499	6,374
Net property, plant and equipment	$5,673	$5,568
NOTE 5: RESTRUCTURING AND RELATED CHARGES
In the fourth quarter of fiscal 2017, our Board of Directors approved a multi-year restructuring program (the “Financial Fitness Program”), which is expected to contribute to the Company’s overall strategy of financial fitness through increased operational effectiveness and overhead reduction. The Company currently anticipates the Financial Fitness Program will result in cumulative pretax charges, once implemented, of approximately $218 million which consist primarily of severance and employee related costs, asset impairments, accelerated depreciation, incremental costs to implement new technology, and contract termination costs. As part of this program, we anticipate eliminating approximately 600 positions across several areas and job levels with most of the eliminated positions originating from the corporate offices in Springdale, Arkansas; Chicago, Illinois; and Cincinnati, Ohio. In the first quarter of fiscal 2018, the Company recognized restructuring and related charges of $19 million associated with the Financial Fitness Program.
The following table reflects the pretax impact of restructuring and related charges in our Consolidated Condensed Statements of Income:

in millions
Three Months Ended
December 30, 2017
Cost of Sales	$—
Selling, General and Administrative expenses	19
Total restructuring and related charges, pretax	$19

The following table reflects the pretax impact of restructuring and related charges incurred in the first quarter of fiscal 2018, the program charges to date and the total estimated program charges, by our reportable segments:

			in millions
	Three Months Ended	Financial Fitness Program charges to date
	December 30, 2017	December 30, 2017	Total estimated Financial Fitness Program charges
Beef	$1	$9	$13
Pork	1	4	6
Chicken	9	65	89
Prepared Foods	8	90	109
Other	—	1	1
Total restructuring and related charges, pretax	$19	$169	$218
For the first quarter of fiscal 2018, the restructuring and related charges consisted of $3 million severance and employee related costs and $16 million technology related costs.
The following table reflects our liability related to restructuring charges which were recognized in other current liabilities in our Consolidated Condensed Balance Sheets as of December 30, 2017:

in millions
	Liability as of September 30, 2017	Restructuring charges	Payments	Other	Liability as of December 30, 2017
Severance and employee related costs	$47	$3	$12	$—	$38
Contract termination	22	—	1	—	21
Total	$69	$3	$13	$—	$59
NOTE 6: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	December 30, 2017	September 30, 2017
Accrued salaries, wages and benefits	$468	673
Other	945	751
Total other current liabilities	$1,413	$1,424

NOTE 7: DEBT
The major components of debt are as follows (in millions):

	December 30, 2017	September 30, 2017
Revolving credit facility	$5	$—
Commercial paper	682	778
Senior notes:
7.00% Notes due May 2018	120	120
Notes due May 2019 (2019 Floating-Rate Notes) (1.93% at 12/30/2017)	300	300
2.65% Notes due August 2019	1,000	1,000
Notes due June 2020 (2020 Floating-Rate Notes) (2.04% at 12/30/2017)	350	350
Notes due August 2020 (August 2020 Floating-Rate Notes) (1.89% at 12/30/2017)	400	400
4.10% Notes due September 2020	282	282
2.25% Notes due August 2021 (2021 Notes)	500	500
4.50% Senior notes due June 2022	1,000	1,000
3.95% Notes due August 2024	1,250	1,250
3.55% Notes due June 2027 (2027 Notes)	1,350	1,350
7.00% Notes due January 2028	18	18
6.13% Notes due November 2032	162	162
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	500	500
4.55% Notes due June 2047 (2047 Notes)	750	750
Discount on senior notes	(14)	(15)
Term loans:
Tranche B due August 2019	—	427
Tranche B due August 2020 (2.43% at 12/30/2017)	500	500
Other	78	81
Unamortized debt issuance costs	(47)	(50)
Total debt	9,686	10,203
Less current debt	811	906
Total long-term debt	$8,875	$9,297
Revolving Credit Facility
We have a $1.5 billion revolving credit facility that supports short-term funding needs and letters of credit and will mature and the commitments thereunder will terminate in May 2022. Amounts available for borrowing under this facility totaled $1,488 million at December 30, 2017, net of outstanding letters of credit and outstanding borrowings. At December 30, 2017, we had outstanding letters of credit issued under this facility totaling $7 million, none of which were drawn upon. We had an additional $100 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of leasing and workers’ compensation insurance programs and other legal obligations.
If in the future any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility.
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured short-term promissory notes ("commercial paper") up to an aggregate maximum principal amount of $800 million as of December 30, 2017. As of December 30, 2017, we had $682 million of commercial paper outstanding at a weighted average interest rate of 1.85% with maturities of less than 45 days.
Term Loan Tranche B due August 2019
During the first quarter of fiscal 2018, we extinguished the $427 million outstanding balance of the Term Loan Tranche B due in August 2019 using cash on hand and proceeds received from the sale of a non-protein business.

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
We were in compliance with all debt covenants at December 30, 2017.
NOTE 8: EQUITY
Share Repurchases
As of December 30, 2017, 26.3 million shares remained available for repurchase under our share repurchase program. The share repurchase program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans.
A summary of share repurchases of our Class A stock is as follows (in millions):

	Three Months Ended
	December 30, 2017		December 31, 2016
	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	1.5	$120	8.6	$550
To fund certain obligations under equity compensation plans	0.6	44	0.4	26
Total share repurchases	2.1	$164	9.0	$576
NOTE 9: INCOME TAXES
On December 22, 2017, President Trump signed into law the "Tax Cuts and Jobs Act" (the "Tax Act"). The Tax Act includes significant changes to the U.S. tax code that will affect our fiscal year ending September 29, 2018, and future periods, including, but not limited to, (1) reducing the corporate federal income tax rate from 35% to 21%, (2) bonus depreciation that will allow for full expensing of qualified property in the year placed in service, and (3) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries. Section 15 of the Internal Revenue Code (the "Code") stipulates that our fiscal year ending September 29, 2018, will have a blended corporate tax rate of 24.5%, which is based on the applicable tax rates before and after the Tax Act and the number of days in the year. Additionally, the Tax Act includes the repeal of the domestic production activity deduction, a new provision designed to tax global intangible low-taxed income ("GILTI"), a new provision which allows a deduction for foreign-derived intangible income ("FDII"), and a new provision which institutes a base erosion and anti-abuse tax ("BEAT"), beginning with our fiscal year 2019. We are still evaluating these new international provisions; however, we do not expect them to have a material impact to our financial statements.
Changes in the Code from the Tax Act had a material impact on our financial statements in the first quarter of 2018. Under generally accepted accounting principles ("U.S. GAAP") specifically ASC Topic 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted, or December 22, 2017, for the Tax Act. ASC 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred taxes were re-measured based upon the new tax rates. The change in deferred taxes is recorded as an adjustment to our deferred tax provision.
The staff of the U.S. Securities and Exchange Commission has recognized the complexity of reflecting the impacts of the Tax Act and issued guidance in Staff Accounting Bulletin 118 ("SAB 118"), which clarifies accounting for income taxes under ASC 740 if information is not yet available or complete and provides for up to a one year period in which to complete the required analyses and accounting (the "measurement period"). SAB 118 describes three scenarios (or "buckets") associated with a company’s status of accounting for income tax reform: (1) a company is complete with its accounting for certain effects of tax reform, (2) a company is able to determine a reasonable estimate for certain effects of tax reform and records that estimate as a provisional amount, or (3) a company is not able to determine a reasonable estimate and therefore continues to apply ASC 740, based on the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted.

Our accounting for the Tax Act is incomplete. However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments as follows:
Corporate Tax Rate Reduction: The Tax Act reduced the corporate tax rate from 35% to 21%, effective January 1, 2018. This results in a blended corporate tax rate of 24.5% in fiscal year 2018 and 21% thereafter. We analyzed our domestic deferred tax balances to estimate which of those balances are expected to reverse in fiscal 2018 or thereafter, and we re-measured the deferred taxes at 24.5% or 21% accordingly. In the three months ended December 30, 2017, we recorded a discrete net deferred income tax benefit of $994 million with a corresponding provisional reduction to our net deferred income tax liability. This estimate may change as we receive additional information about the timing of deferred income tax reversals.
Transition Tax: The Tax Act requires a one-time Deemed Repatriation Transition Tax on previously untaxed net accumulated and current earnings and profits of our foreign subsidiaries. Based on our analysis of our foreign earnings and profits, net of deficits and foreign tax credits, we do not expect any transition tax to be due for the Company.
Our accounting for the following element of the Tax Act is incomplete, and we were not yet able to make reasonable estimates of the effects. Therefore, no provisional adjustments were recorded.
GILTI: The Tax Act creates a new requirement in tax years beginning after December 31, 2017, that certain income (i.e., GILTI) earned by controlled foreign corporations ("CFCs") must be included currently in the gross income of the CFCs’ U.S. shareholder. Because of the complexity of the new GILTI tax rules, we continue to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Since future U.S. inclusions in taxable income related to GILTI depends on not only our current ownership structure and estimated future results of global operations but also our intent and ability to modify such structure and/or our business, we are not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, we have not made any adjustments related to potential GILTI tax in our financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI.
The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimates, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the company has utilized to calculate the impacts.
The effective tax rate was (93.8)% and 34.9% for the first quarter of fiscal 2018 and 2017, respectively. The remeasurement of deferred income taxes at newly enacted tax rates resulted in a $994 million income tax benefit, or a (118.1)% impact on the effective tax rate in the first quarter, and the newly enacted tax legislation resulted in a 24.5% statutory federal income tax rate for fiscal 2018. The effective tax rate for the first quarter 2018 also includes (2.3)% impact related to excess tax benefits associated with share-based payments to employees. Additionally, the effective tax rates for the first quarter of fiscal 2018 and fiscal 2017 were impacted by such items as the domestic production deduction and state income taxes.
Unrecognized tax benefits were $305 million and $316 million at December 30, 2017, and September 30, 2017, respectively.
We estimate that during the next twelve months it is reasonably possible that unrecognized tax benefits could decrease by as much as $12 million primarily due to expiration of statutes of limitations in various jurisdictions.
As of September 30, 2017, we had accumulated undistributed earnings of foreign subsidiaries aggregating approximately $182 million. The Tax Act generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries after December 31, 2017. As a result, our intention is that excess cash held by our foreign subsidiaries that is not subject to regulatory restrictions is expected to be repatriated net of applicable withholding taxes which are expected to be immaterial. The remainder of accumulated undistributed earnings are expected to be indefinitely reinvested outside of the United States.
NOTE 10: OTHER INCOME AND CHARGES
During the first quarter of fiscal 2018, we recorded $3 million of equity earnings in joint ventures and $3 million in net foreign currency exchange losses, which were recorded in the Consolidated Condensed Statements of Income in Other, net.
During the first quarter of fiscal 2017, we recorded $16 million of legal cost related to a 1995 plant closure of an apparel manufacturing facility operated by a former subsidiary of The Hillshire Brands Company, which we acquired in fiscal 2014, $3 million of equity earnings in joint ventures and $1 million in net foreign currency exchange losses, which were recorded in the Consolidated Condensed Statements of Income in Other, net.

NOTE 11: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended
	December 30, 2017	December 31, 2016
Numerator:
Net income	$1,632	$594
Less: Net income attributable to noncontrolling interests	1	1
Net income attributable to Tyson	1,631	593
Less dividends declared:
Class A	111	86
Class B	24	19
Undistributed earnings	$1,496	$488

Class A undistributed earnings	$1,233	$403
Class B undistributed earnings	263	85
Total undistributed earnings	$1,496	$488
Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	296	297
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70
Effect of dilutive securities:
Stock options, restricted stock and performance units	5	6
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	371	373

Net income per share attributable to Tyson:
Class A basic	$4.54	$1.64
Class B basic	$4.09	$1.49
Diluted	$4.40	$1.59
Approximately 1 million of our stock-based compensation shares were antidilutive for the three months ended December 30, 2017 and approximately 2 million for the three months ended December 31, 2016. These shares were not included in the diluted earnings per share calculation.
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

NOTE 12: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors' Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored, using value-at-risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at December 30, 2017.
We had the following aggregated outstanding notional amounts related to our derivative financial instruments (in millions, except soy meal tons):

	Metric	December 30, 2017	September 30, 2017
Commodity:
Corn	Bushels	55	55
Soy meal	Tons	452,600	475,200
Live cattle	Pounds	252	211
Lean hogs	Pounds	212	240
Foreign currency	United States dollar	$53	$58
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
Cash Flow Hedges
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant for the three months ended December 30, 2017, and December 31, 2016. As of December 30, 2017, the net amounts expected to be reclassified into earnings within the next 12 months are pretax losses of $3 million. During the three months ended December 30, 2017, and December 31, 2016, we did not reclassify significant pretax gains/losses into earnings as a result of the discontinuance of cash flow hedges.
The following table sets forth the pretax impact of cash flow hedge derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain (Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain (Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	December 30, 2017	December 31, 2016		December 30, 2017	December 31, 2016
Cash flow hedge – derivatives designated as hedging instruments:
Commodity contracts	$(2)	$1	Cost of sales	$(1)	$(4)
Foreign exchange contracts	—	—	Other income/expense	—	—
Total	$(2)	$1		$(1)	$(4)

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

	Consolidated Condensed Statements of Income Classification	Three Months Ended
		December 30, 2017	December 31, 2016
Gain (Loss) on forwards	Cost of sales	$(7)	$28
Gain (Loss) on purchase contract	Cost of sales	7	(28)
Ineffectiveness related to our fair value hedges was not significant for the three months ended December 30, 2017, and December 31, 2016.
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
The following table sets forth the pretax impact of the undesignated derivative instruments in the Consolidated Condensed Statements of Income (in millions):

	Consolidated Condensed Statements of Income Classification	Gain (Loss) Recognized in Earnings
		Three Months Ended
		December 30, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$9	$51
Commodity contracts	Cost of sales	(22)	(1)
Foreign exchange contracts	Other income/expense	—	—
Total		$(13)	$50
The fair value of all outstanding derivative instruments in the Consolidated Condensed Balance Sheets are included in Note 13: Fair Value Measurements.
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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

December 30, 2017	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Derivative financial instruments:
Designated as hedges	$—	$6	$—	$2	$8
Undesignated	—	16	—	3	19
Available-for-sale securities:
Current	—	1	1	—	2
Non-current	—	46	50	—	96
Deferred compensation assets	13	292	—	—	305
Total assets	$13	$361	$51	$5	$430
Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$12	$—	$(12)	$—
Undesignated	—	18	—	(15)	3
Total liabilities	$—	$30	$—	$(27)	$3

September 30, 2017	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Derivative financial instruments:
Designated as hedges	$—	$10	$—	$(1)	$9
Undesignated	—	24	—	(3)	21
Available-for-sale securities:
Current	—	2	1	—	3
Non-current	—	45	50	—	95
Deferred compensation assets	23	272	—	—	295
Total assets	$23	$353	$51	$(4)	$423
Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$9	$—	$(9)	$—
Undesignated	—	21	—	(17)	4
Total liabilities	$—	$30	$—	$(26)	$4
(a) Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. Additionally, at December 30, 2017, and September 30, 2017, we had $33 million and $22 million, respectively, of cash collateral posted with various counterparties where master netting arrangements exist and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Three Months Ended
	December 30, 2017	December 31, 2016
Balance at beginning of year	$51	$57
Total realized and unrealized gains (losses):
Included in earnings	—	—
Included in other comprehensive income (loss)	—	(1)
Purchases	4	4
Issuances	—	—
Settlements	(5)	(5)
Balance at end of period	$50	$55
Total gains (losses) for the three-month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—
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
Available-for-Sale Securities: Our investments in marketable debt securities are classified as available-for-sale and are reported at fair value based on pricing models and quoted market prices adjusted for credit and non-performance risk. Short-term investments with maturities of less than 12 months are included in Other current assets in the Consolidated Condensed Balance Sheets and primarily include certificates of deposit and commercial paper. All other marketable debt securities are included in Other Assets in the Consolidated Condensed Balance Sheets and have maturities ranging up to 31 years. We classify our investments in U.S. government, U.S. agency, certificates of deposit and commercial paper debt securities as Level 2 as fair value is generally estimated using discounted cash flow models that are primarily industry-standard models that consider various assumptions, including time value and yield curve as well as other readily available relevant economic measures. We classify certain corporate, asset-backed and other debt securities as Level 3 as there is limited activity or less observable inputs into valuation models, including current interest rates and estimated prepayment, default and recovery rates on the underlying portfolio or structured investment vehicle. Significant changes to assumptions or unobservable inputs in the valuation of our Level 3 instruments would not have a significant impact to our consolidated condensed financial statements.
The following table sets forth our available-for-sale securities' amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	December 30, 2017			September 30, 2017
	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)
Available-for-sale securities:
Debt securities:
U.S. treasury and agency	$48	$47	$(1)	$47	$47	$—
Corporate and asset-backed	50	50	—	51	51	—

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. Losses on equity securities are recognized in earnings if the decline in value is judged to be other than temporary. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or more likely than not will be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no other than temporary impairment in earnings for the three months ended December 30, 2017, and December 31, 2016. No other than temporary losses were deferred in OCI as of December 30, 2017, and September 30, 2017.
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
In the first quarter of fiscal 2018, we recorded a $26 million impairment charge related to the expected sale of non-protein businesses held for sale, due to revised estimates of the businesses' fair value based on current expected net sales proceeds. The impairment charge was recorded in Cost of Sales in our Consolidated Condensed Statement of Income for the first quarter of fiscal 2018, and primarily consisted of Goodwill previously classified within Assets held for sale. Our valuation included unobservable Level 3 inputs and was based on expected sales proceeds from a competitive bidding process and ongoing discussions with potential buyers.
We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three months ended December 31, 2016.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	December 30, 2017		September 30, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total debt	$10,058	$9,686	$10,591	$10,203
NOTE 14: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the net periodic cost for the pension and postretirement benefit plans for the three months ended December 30, 2017, and December 31, 2016, are as follows (in millions):

	Pension Plans
	Three Months Ended
	December 30, 2017	December 31, 2016

Service cost	$2	$3
Interest cost	16	16
Expected return on plan assets	(16)	(15)
Amortization of:
Net actuarial loss	1	2
Net periodic cost	$3	$6

	Postretirement Benefit Plans
	Three Months Ended
	December 30, 2017	December 31, 2016

Amortization of:
Prior service credit	$(6)	$(6)
Net periodic cost (credit)	$(6)	$(6)
We made a lump-sum settlement payment of $4 million for the three months ended December 30, 2017 to a certain deferred vested participant within one of our non-qualified pension plans.
We contributed $5 million and $9 million to our pension plans for the three months ended December 30, 2017, and December 31, 2016, respectively. We expect to contribute an additional $37 million during the remainder of fiscal 2018. The amount of contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements in the jurisdictions in which we operate. As a result, the actual funding in fiscal 2018 may differ from the current estimate.
NOTE 15: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended
	December 30, 2017			December 31, 2016
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax

Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to cost of sales	$1	$(1)	$—	$4	$(2)	$2
Unrealized gain (loss)	(2)	1	(1)	1	—	1

Investments:
Unrealized gain (loss)	(1)	1	—	(1)	—	(1)

Currency translation:
Translation adjustment	1	—	1	(14)	—	(14)

Postretirement benefits	2	—	2	(4)	1	(3)
Total other comprehensive income (loss)	$1	$1	$2	$(14)	$(1)	$(15)
NOTE 16: SEGMENT REPORTING
We operate in four reportable segments: Beef, Pork, Chicken, and Prepared Foods. We measure segment profit as operating income (loss). Other primarily includes our foreign chicken production operations in China and India, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC.
On June 7, 2017, we acquired AdvancePierre, a producer and distributor of value-added, convenient, ready-to-eat sandwiches, sandwich components and other entrées and snacks. On November 10, 2017, we acquired a value-added protein business. The results from operations subsequent to the acquisition closings are included in the Prepared Foods and Chicken segments.
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
Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended
	December 30, 2017		December 31, 2016
Sales:
Beef	$3,886		$3,528
Pork	1,283		1,252
Chicken	2,997		2,706
Prepared Foods	2,292		1,895
Other	88		90
Intersegment sales	(317)		(289)
Total sales	$10,229		$9,182

Operating income (loss):
Beef	$256		$299
Pork	151		247
Chicken	272		263
Prepared Foods	261		190
Other	(13)	(a)	(17)
Total operating income	927		982

Total other (income) expense	85		70

Income before income taxes	$842		$912
(a) Other operating loss includes third-party merger and integration costs and corporate overhead of Tyson New Ventures, LLC of $4 million and $7 million for the three months ended December 30, 2017, and December 31, 2016, respectively.
The Beef segment had sales of $94 million and $72 million in the first quarter of fiscal 2018 and 2017, respectively, from transactions with other operating segments of the Company. The Pork segment had sales of $201 million and $210 million in the first quarter of fiscal 2018 and 2017, respectively, from transactions with other operating segments of the Company. The Chicken segment had sales of $22 million and $7 million in the first quarter of fiscal 2018 and 2017, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were included in the segment sales in the above table.

NOTE 17: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of leases, debt and grower loans, which are substantially collateralized by the underlying assets. The remaining terms of the underlying debt cover periods up to 10 years, and the maximum potential amount of future payments as of December 30, 2017, was $26 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The remaining terms of the lease maturities cover periods over the next 10 years. The maximum potential amount of the residual value guarantees is $112 million, of which $103 million could be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At December 30, 2017, and September 30, 2017, no material liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum commitment associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum commitment as of December 30, 2017, was approximately $370 million. We had $1 million of receivables under this program at December 30, 2017, and there were no receivables under this program at September 30, 2017. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have no allowance for these programs’ estimated uncollectible receivables at December 30, 2017, and September 30, 2017.
When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Under these agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At December 30, 2017, total amount under these types of arrangements totaled $636 million.
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

•
Bouaphakeo (f/k/a Sharp), et al. v. Tyson Foods, Inc., N.D. Iowa, February 6, 2007 - A jury trial was held involving our Storm Lake, Iowa pork plant which resulted in a jury verdict in favor of the plaintiffs for violations of federal and state laws for pre- and post-shift work activities. The trial court also awarded the plaintiffs liquidated damages, resulting in total damages awarded in the amount of $5,784,758. The plaintiffs' counsel has also filed an application for attorneys' fees and expenses in the amount of $2,692,145. We appealed the jury's verdict and trial court's award to the Eighth Circuit Court of Appeals. The appellate court affirmed the jury verdict and judgment on August 25, 2014, and we filed a petition for rehearing on September 22, 2014, which was denied. We filed a petition for a writ of certiorari with the United States Supreme Court, which was granted on June 8, 2015, and oral arguments before the Supreme Court occurred on November 10, 2015. On March 22, 2016, the Supreme Court affirmed the appellate court’s rulings and remanded to the trial court to allocate the lump sum award among the class participants. On remand, the trial court determined that the lump sum award should be allocated to class participants according to the method prescribed by plaintiffs’ expert at trial. Subsequently, a joint notice advising the court of a global settlement of this case, the Edwards matter (described below), and the consolidated Murray and DeVoss matter (also described below) was filed. The parties agreed to settle all three matters for a total payment of $12.6 million, inclusive of wages, penalties, interest, attorneys’ fees and costs, and costs of settlement administration. The trial court approved the settlement, which became a final order on December 21, 2017, and a stipulation of dismissal was filed on December 22, 2017. A satisfaction of judgment in this case was filed on January 12, 2018.

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

•
Murray, et al. v. Tyson Foods, Inc., C.D. Illinois, January 2, 2008; and DeVoss v. Tyson Foods, Inc. d.b.a. Tyson Fresh Meats, C.D. Illinois, March 2, 2011 - These consolidated cases involve our Joslin, Illinois beef plant. A joint notice of settlement and a request to stay the proceedings was filed with and granted by the court on June 28, 2017. Please see the above Bouaphakeo description for additional details of a global settlement.

•
Dozier, Southerland, et al. v. The Hillshire Brands Company, E.D. North Carolina, September 2, 2014 - This case involves our Tarboro, North Carolina prepared foods plant. On March 25, 2016, the parties filed a joint motion for settlement totaling $425,000, which includes all of the plaintiffs’ attorneys’ fees and costs. The court preliminarily approved the joint motion for settlement, entered an order of final approval on December 5, 2017, and then dismissed the case.

On September 2, 2016, Maplevale Farms, Inc., acting on behalf of itself and a putative class of direct purchasers of poultry products, filed a class action complaint against us and certain of our poultry subsidiaries, as well as several other poultry processing companies, in the Northern District of Illinois. Subsequent to the filing of this initial complaint, additional lawsuits making similar claims on behalf of putative classes of direct and indirect purchasers were filed in the United States District Court for the Northern District of Illinois. The court consolidated the complaints, for pre-trial purposes, into actions on behalf of three different putative classes: direct purchasers, indirect purchasers/consumers and commercial/institutional indirect purchasers. These three actions are styled In re Broiler Chicken Antitrust Litigation. Several amended and consolidated complaints have been filed on behalf of each putative class. The currently operative complaints allege, among other things, that beginning in January 2008 the defendants conspired and combined to fix, raise, maintain, and stabilize the price of broiler chickens in violation of United States antitrust laws. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The complaints also allege that defendants “manipulated and artificially inflated a widely used Broiler price index, the Georgia Dock.” It is further alleged that the defendants concealed this conduct from the plaintiffs and the members of the putative classes. The plaintiffs are seeking treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. The court issued a ruling on November 20, 2017 denying all defendants’ motions to dismiss. The litigation is currently in a discovery phase. Decisions on class certification and summary judgment motions likely to be filed by defendants are not expected before the latter part of calendar year 2020 under the scheduling order currently governing the case. Scheduling for trial, if necessary, will occur after rulings on class certification and any summary judgment motions. Certain putative class members have opted out of this matter and are proceeding separately, and others may do so in the future.
On October 17, 2016, William Huser, acting on behalf of himself and a putative class of persons who purchased shares of Tyson Foods' stock between November 23, 2015, and October 7, 2016, filed a class action complaint against Tyson Foods, Inc., Donnie Smith and Dennis Leatherby in the Central District of California. The complaint alleged, among other things, that our periodic filings contained materially false and misleading statements by failing to disclose that the Company has colluded with other producers to manipulate the supply of broiler chickens in order to keep supply artificially low, as alleged in In re Broiler Chicken Antitrust Litigation. Subsequent to the filing of this initial complaint, additional lawsuits making similar claims were filed in the United States District Courts for the Southern District of New York, the Western District of Arkansas, and the Southern District of Ohio. Each of those cases have now been transferred to the United States District Court for the Western District of Arkansas and consolidated, and lead plaintiffs have been appointed. A consolidated complaint was filed on March 22, 2017 (which also named additional individual defendants). The consolidated complaint seeks damages, pre- and post-judgment interest, costs, and attorneys’ fees. We filed a motion to dismiss this complaint, which the court granted on July 26, 2017. The plaintiffs filed a motion to amend or alter the judgment and to submit an amended complaint. That motion is pending.
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

Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (NLRC) from 1998 through July 1999. The complaint was filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines in 1995 by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In late 2004, a labor arbiter ruled against the respondents and awarded the complainants PHP3,453,664,710 (approximately US $69 million) in damages and fees. The respondents appealed the labor arbiter's ruling, and it was subsequently set aside by the NLRC in December 2006. Subsequent to the NLRC’s decision, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. While various of those appeals, motions and/or petitions were pending, The Hillshire Brands Company, on June 23, 2014, without admitting liability, filed a settlement motion requesting that the Supreme Court of the Philippines order dismissal with prejudice of all claims against it and certain other respondents in exchange for payments allocated by the court among the complainants in an amount not to exceed PHP342,287,800 (approximately US $6.8 million). Based in part on its finding that the consideration to be paid to the complainants as part of such settlement was insufficient, the Supreme Court of the Philippines denied the respondents’ settlement motion and all motions for reconsideration thereof. The Supreme Court of the Philippines also set aside as premature the NLRC’s December 2006 ruling. As a result, the cases were remanded back before the NLRC to rule on the merits of the case. On December 15, 2016, we learned that the NLRC rendered its decision on November 29, 2016, regarding the respondents’ appeals regarding the labor arbiter’s 2004 ruling in favor of the complainants. The NLRC increased the award for 4,922 of the total 5,984 complainants to PHP14,858,495,937 (approximately US $297 million). However, the NLRC approved a prior settlement reached with the group comprising approximately 18% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company agreed to pay each settling complainant PHP68,000 (approximately US $1,360). The settlement payment was made on December 21, 2016, to the NLRC, which is responsible for distributing the funds to each settling complainant. On December 27, 2016, the respondents filed motions for reconsideration with the NLRC asking that the award be set aside. The NLRC denied respondents' motions for reconsideration in a resolution received on May 5, 2017, and entered a judgment on the award on July 24, 2017. Previously, from May 10, 2017 to May 12, 2017, Aris Philippines, Inc., Sara Lee Corporation and Sara Lee Philippines, Inc. each filed petitions for certiorari with requests for an immediate temporary restraining order and a writ of permanent injunction with the Philippines Court of Appeals. On August 18, 2017, the Court of Appeals granted a temporary restraining order precluding execution of the NLRC judgment against Aris Philippines, Inc., Sara Lee Corporation and Sara Lee Philippines, Inc. On November 23, 2017, the Court of Appeals granted a writ of preliminary injunction that will preclude execution of the NLRC judgment during the pendency of the appeal. We have recorded an accrual for this matter for the amount of loss that, at this time, we deem probable and enforceable. This accrual is reflected in the Company’s consolidated condensed financial statements and reflects an amount significantly less than the amount awarded by the labor arbiter in 2004 (i.e., PHP3,453,664,710 (approximately US $69 million)). The ultimate enforceable loss is uncertain, and if our accrual is not adequate, an adverse outcome could have a material effect on the consolidated financial condition or results of operations.
The Hillshire Brands Company was named as a defendant in an asbestos exposure case filed by Mark Lopez in May 2014 in the Superior Court of Alameda County, California. Mr. Lopez was diagnosed with mesothelioma in January 2014 and is now deceased. Mr. Lopez’s family members asserted negligence, premises liability and strict liability claims related to Mr. Lopez’s alleged asbestos exposure from 1954-1986 from the Union Sugar plant in Betteravia, California. The plant, which was sold in 1986, was owned by entities that were predecessors-in-interest to The Hillshire Brands Company. In August 2017, the jury returned a verdict of approximately $13 million in favor of the plaintiffs, and a judgment was entered. We have appealed the judgment.

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
Overview

•
General – Our operating income of $927 million remained strong in the first quarter of fiscal 2018, although down 5.6% from last year’s record results, driven by record operating income in our Prepared Foods segment and strong performance in our Beef, Pork and Chicken segments. Sales increased 11.4% in the first quarter of fiscal 2018 over the first quarter of fiscal 2017, primarily driven by stronger demand for our beef and chicken products and the incremental impact from the acquisition of AdvancePierre.

•
Market Environment - According to the United States Department of Agriculture (USDA), domestic protein production (beef, pork, chicken and turkey) increased approximately 3% in the first quarter of fiscal 2018 compared to the same period in fiscal 2017. The Beef segment experienced higher live cattle costs, strong export demand and more favorable domestic market conditions associated with an increase in cattle supply. Despite increased domestic availability of pork products, live hog markets rose which increased input costs for the Pork segment. There was stronger demand for our chicken products and slightly lower feed ingredient costs, which benefited the Chicken segment. Our Prepared Foods segment had improved demand for our foodservice products but experienced a decline in retail as well as higher input costs of approximately $45 million.

•	Margins – Our total operating margin was 9.1% in the first quarter of fiscal 2018. Operating margins by segment were as follows:
•Beef – 6.6%
•Pork – 11.8%
•Chicken – 9.1%

•	Prepared Foods – 11.4%

•
Liquidity – We generated $1.1 billion of operating cash flows during the three months of fiscal 2018. At December 30, 2017, we had approximately $1.1 billion of liquidity, which included availability under our revolving credit facility after deducting amounts to backstop our commercial paper program and $293 million of cash and cash equivalents.

•
Strategy - Our strategy is to sustainably feed the world with the fastest growing portfolio of protein brands. We intend to accomplish this by growing our portfolio of protein brands and delivering food at scale, which will be enabled by driving profitable growth with and for our customers through differentiated capabilities and creating fuel for reinvestment through a disciplined financial fitness model.

•
On June 7, 2017, we acquired all of the outstanding stock of AdvancePierre as part of our overall strategy. The purchase price was equal to $40.25 per share in cash for AdvancePierre's outstanding common stock, or approximately $3.2 billion. We funded the acquisition with existing cash on hand, net proceeds from the issuance of new senior notes, as well as borrowings under our commercial paper program and new term loan facility. AdvancePierre’s results from operations subsequent to the acquisition closing are included in the Prepared Foods and Chicken segments. For further description refer to Part I, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 2: Acquisitions and Dispositions.

•
In April 2017, we announced our intent to sell three non-protein businesses, Sara Lee® Frozen Bakery, Kettle and Van’s®. In the first quarter of fiscal 2018, we made the decision to sell an additional non-protein business, which has a carrying value of approximately $50 million. All of these non-protein businesses are part of our Prepared Foods segment and are being sold as part of our strategic focus on protein brands. We completed the sale of our Kettle business on December 30, 2017, and received net proceeds of $125 million which were used to pay down debt. As a result of the sale, we recorded a pretax gain of $22 million. We reclassified the assets and liabilities related to these remaining businesses to assets and liabilities held for sale in our Consolidated Condensed Balance Sheet at December 30, 2017. In the first quarter of 2018, we recorded a pretax impairment charge totaling $26 million, due to revised estimates of the businesses' fair value based on current expected net sales proceeds. The impairment charge was recorded in Cost of Sales in our Consolidated Condensed Statement of Income for the three months ended December 30, 2017, and primarily consisted of goodwill previously classified within assets held for sale. The net carrying value of the combined held for sale businesses at December 30, 2017 was $704 million. We anticipate we will close on the sale of the Sara Lee® Frozen Bakery, Van’s® and the additional non-protein business in the back half of fiscal 2018. For further description refer to Part I, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 2: Acquisitions and Dispositions.

•
In the fourth quarter of fiscal 2017, our Board of Directors approved a multi-year restructuring program (the “Financial Fitness Program”), which is expected to contribute to the Company’s overall strategy of financial fitness through increased operational effectiveness and overhead reduction. Through a combination of synergies from the integration of AdvancePierre and additional elimination of non-valued added costs, the Financial Fitness Program is estimated to result in cumulative net savings of $200 million in fiscal 2018, $400 million in fiscal 2019 including new savings of $200 million, and $600 million in fiscal 2020 including additional savings of $200 million. Approximately 50-60% of these net savings, which are focused on supply chain, procurement, and overhead improvements, are expected to be realized in the Prepared Foods segment with the majority of the remaining net savings impacting the Chicken segment. Additionally, we estimate that approximately 75% of the net savings will be reflected in Cost of Sales in our Consolidated Statement of Income, with the remaining in Selling, General and Administrative. In the first quarter of fiscal 2018, we realized $37 million of Financial Fitness Program cost savings.

As part of the Financial Fitness Program, we anticipate eliminating approximately 600 positions across several areas and job levels with most of the eliminated positions originating from the corporate offices in Springdale, Arkansas; Chicago, Illinois; and Cincinnati, Ohio. As a result, in the first quarter of fiscal 2018, the Company recognized restructuring and related charges of $19 million that consisted of $3 million severance and employee related costs and $16 million technology related costs. The Company currently anticipates the Financial Fitness Program will result in cumulative pretax charges, once implemented, of approximately $218 million which consist primarily of severance and employee related costs, asset impairments, accelerated depreciation, incremental costs to implement new technology, and contract termination costs. Through December 30, 2017, $169 million of the estimated $218 million total pretax charges, has been recognized. The following tables set forth the pretax impact of restructuring and related charges incurred in the first quarter of fiscal 2018 in the Consolidated Condensed Statements of Income and the pretax impact by our reportable segments. For further description refer to Part I, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 5: Restructuring and Related Charges.

in millions
Three Months Ended
December 30, 2017
Cost of Sales	$—
Selling, general and administrative expenses	19
Total restructuring and related charges, pretax	$19

			in millions
	Three Months Ended	Financial Fitness Program charges to date
	December 30, 2017	December 30, 2017	Total estimated Financial Fitness Program charges
Beef	$1	$9	$13
Pork	1	4	6
Chicken	9	65	89
Prepared Foods	8	90	109
Other	—	1	1
Total restructuring and related charges, pretax	$19	$169	$218

in millions, except per share data	Three Months Ended
	December 30, 2017	December 31, 2016
Net income attributable to Tyson	$1,631	$593
Net income attributable to Tyson – per diluted share	4.40	1.59
First quarter– Fiscal 2018 – Net income attributable to Tyson included the following items:

•	$994 million post tax, or $2.68 per diluted share, tax benefit from remeasurement of net deferred tax liabilities at lower enacted tax rates.

•	$19 million pretax, or ($0.04) per diluted share, of restructuring and related charges.

•	$4 million pretax, or ($0.05) per diluted share, impairment net of realized gain associated with the divestiture of non-protein businesses.
Summary of Results
Sales

in millions	Three Months Ended
	December 30, 2017	December 31, 2016
Sales	$10,229	$9,182
Change in sales volume	5.2%	2.4%
Change in average sales price	5.9%	(2.0)%
Sales growth	11.4%	0.3%
First quarter – Fiscal 2018 vs Fiscal 2017

•
Sales Volume – Sales were positively impacted by an increase in sales volume, which accounted for an increase of $473 million. The Beef, Chicken and Prepared Foods segments had an increase in sales volume driven by better demand for our beef and chicken products and incremental volumes from the acquisition of AdvancePierre, which impacted the Chicken and Prepared Foods segments.

•
Average Sales Price – Sales were positively impacted by higher average sales prices across all segments, which accounted for an increase of $574 million. The Beef segment experienced strong demand, and the Chicken and Prepared Foods segments were positively impacted by the acquisition of AdvancePierre as well as improved mix.

•	The above amounts include a net increase of $396 million related to the inclusion of the AdvancePierre results post acquisition.
Cost of Sales

in millions	Three Months Ended
	December 30, 2017	December 31, 2016
Cost of sales	$8,778	$7,699
Gross profit	$1,451	$1,483
Cost of sales as a percentage of sales	85.8%	83.8%
First quarter – Fiscal 2018 vs Fiscal 2017

•
Cost of sales increased $1,080 million. Higher input cost per pound increased cost of sales $683 million while higher sales volume increased cost of sales $397 million. These amounts include a net increase of $298 million related to the inclusion of AdvancePierre results post acquisition.

•	The $683 million impact of higher input cost per pound was primarily driven by:

•	Increase in live cattle costs of approximately $225 million in our Beef segment.

•	Increase in live hog costs of approximately $100 million in our Pork segment.

•	Increase in raw material and other input costs of approximately $45 million in our Prepared Foods segment.

•	Increase of approximately $30 million in our Chicken segment related to net increases in freight, growout expenses and outside meat purchases.

•	Increase in input cost per pound related to the acquisition of AdvancePierre on June 7, 2017.

•
Increase due to net realized derivative losses of $33 million in the first quarter of fiscal 2018, compared to net realized derivative gains of $46 million in the first quarter of fiscal 2017 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed costs described above. Cost of sales losses due to net realized derivatives were partially offset by a decrease in net unrealized gain of $4 million in the first quarter of fiscal 2018, compared to net unrealized losses of $23 million in the first quarter of fiscal 2017, primarily due to our Beef segment commodity risk management activities.

•
Remainder of net change is mostly due to increased cost per pound from a mix upgrade in the Chicken segment as we increased sales volume in value-added products, as well as increased labor and freight costs across all segments.

•
The $397 million impact of higher sales volume was driven by increases in sales volume in each segment except the Pork segment, with the majority of the increase in the Chicken and Prepared Foods segments.

Selling, General and Administrative

in millions	Three Months Ended
	December 30, 2017	December 31, 2016
Selling, general and administrative expense	$524	$501
As a percentage of sales	5.1%	5.5%
First quarter – Fiscal 2018 vs Fiscal 2017

•	Increase of $23 million in selling, general and administrative was primarily driven by:

•	Increase of $62 million related to the AdvancePierre acquisition, which included $34 million in incremental amortization and $28 million from the inclusion of AdvancePierre results post-acquisition.

•	Increase of $19 million from restructuring and related charges.

•
Decrease of $25 million in employee costs including payroll and stock-based and incentive-based compensation, which also included a reduction of $15 million compensation and benefit integration expense incurred in fiscal 2017 that did not recur in 2018.

•	Decrease of $19 million in marketing, advertising, and promotion expenses.

•	Decrease of $10 million in non-restructuring severance related expenses.

•	Remainder of net change was primarily related to professional fees.
Interest Expense

in millions	Three Months Ended
	December 30, 2017	December 31, 2016
Cash interest expense	$89	$58
Non-cash interest expense	(1)	—
Total interest expense	$88	$58
First quarter – Fiscal 2018 vs Fiscal 2017

•
Cash interest expense primarily included interest expense related to our senior notes, term loans and commercial paper and commitment/letter of credit fees incurred on our revolving credit facility. The increase in cash interest expense in fiscal 2018 was primarily due to debt issued in connection with the AdvancePierre acquisition.

Other (Income) Expense, net

in millions	Three Months Ended
	December 30, 2017	December 31, 2016
Total other (income) expense, net	$(1)	$14
First quarter – Fiscal 2018

•	Included $3 million of equity earnings in joint ventures and $3 million in net foreign currency exchange losses, which were recorded in the Consolidated Condensed Statements of Income in Other, net.
First quarter – Fiscal 2017

•
Included $16 million of legal cost related to a 1995 plant closure of an apparel manufacturing facility operated by a former subsidiary of The Hillshire Brands Company, which was acquired by us in fiscal 2014. Also, included $1 million in net foreign currency exchange losses and $3 million of income from equity earnings in joint ventures.

Effective Tax Rate

Three Months Ended
December 30, 2017	December 31, 2016
(93.8)%	34.9%
Our effective income tax rate was (93.8)% for the first quarter of 2018 compared to 34.9% for the same period of fiscal 2017. The effective tax rate for the first quarter of 2018 reflects impacts of the Tax Cuts and Jobs Act signed into law on December 22, 2017. These impacts include a $994 million benefit related to the remeasurement of deferred taxes, as well as a 24.5% statutory federal income tax rate for fiscal 2018 compared to the 35% statutory federal income tax rate effective for the prior year. Additionally, the effective tax rate for the first quarter 2018 includes 2.3% benefit related to excess tax benefits associated with share-based payments to employees; similar tax benefits were recorded as adjustments to equity in years prior to our adoption of new accounting guidance in the first quarter of fiscal 2018.
We currently expect an annual effective tax rate of approximately (4)% in fiscal 2018 and 25% in 2019. For further description refer to Part I, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 9: Income Taxes.
Segment Results
We operate in four segments: Beef, Pork, Chicken, and Prepared Foods. The following table is a summary of sales and operating income (loss), which is how we measure segment profit.

in millions	Sales
	Three Months Ended
	December 30, 2017	December 31, 2016
Beef	$3,886	$3,528
Pork	1,283	1,252
Chicken	2,997	2,706
Prepared Foods	2,292	1,895
Other	88	90
Intersegment sales	(317)	(289)
Total	$10,229	$9,182

in millions	Operating Income (Loss)
	Three Months Ended
	December 30, 2017	December 31, 2016
Beef	$256	$299
Pork	151	247
Chicken	272	263
Prepared Foods	261	190
Other	(13)	(17)
Total	$927	$982
Beef Segment Results

in millions	Three Months Ended
	December 30, 2017	December 31, 2016	Change
Sales	$3,886	$3,528	$358
Sales volume change			4.5%
Average sales price change			5.4%
Operating income	$256	$299	$(43)
Operating margin	6.6%	8.5%
First quarter – Fiscal 2018 vs Fiscal 2017

•	Sales Volume – Sales volume increased due to improved availability of cattle supply, stronger demand for our beef products and increased exports.

•	Average Sales Price – Average sales price increased as demand for our beef products and strong exports outpaced the increase in live cattle supplies.

•
Operating Income – Operating income remained strong, although below prior year's record results, as we continued to maximize our revenues relative to the higher live fed cattle costs, partially offset by increased labor and freight costs.

Pork Segment Results

in millions	Three Months Ended
	December 30, 2017	December 31, 2016	Change
Sales	$1,283	$1,252	$31
Sales volume change			(2.6)%
Average sales price change			5.2%
Operating income	$151	$247	$(96)
Operating margin	11.8%	19.7%
First quarter – Fiscal 2018 vs Fiscal 2017

•	Sales Volume – Sales volume decreased as a result of balancing our supply with customer demand during a period of margin compression.

•	Average Sales Price – Average sales price increased due to price increases associated with higher livestock costs.

•
Operating Income – We were able to maintain strong operating margins, although below prior year's record results, by maximizing our revenues relative to the live hog markets due to operational and mix performance, which were partially offset by margin compression and higher labor and freight costs.

Chicken Segment Results

in millions	Three Months Ended
	December 30, 2017	December 31, 2016	Change
Sales	$2,997	$2,706	$291
Sales volume change			7.3%
Average sales price change			3.2%
Operating income	$272	$263	$9
Operating margin	9.1%	9.7%
First quarter – Fiscal 2018 vs Fiscal 2017

•	Sales Volume – Sales volume was up due to strong demand for our chicken products along with the incremental volume from the AdvancePierre acquisition.

•	Average Sales Price – Average sales price increased due to sales mix changes.

•
Operating Income – Operating income benefited from $14 million of Financial Fitness Program cost savings, the positive incremental impact of AdvancePierre and slightly lower feed costs, partially offset by increased labor, freight and growout expenses.

Prepared Foods Segment Results

in millions	Three Months Ended
	December 30, 2017	December 31, 2016	Change
Sales	$2,292	$1,895	$397
Sales volume change			11.6%
Average sales price change			8.4%
Operating income	$261	$190	$71
Operating margin	11.4%	10.0%
First quarter – Fiscal 2018 vs Fiscal 2017

•	Sales Volume – Sales volume increased primarily from incremental volumes from the AdvancePierre acquisition.

•	Average Sales Price – Average sales price increased from higher input costs of $45 million and product mix which was positively impacted by the acquisition of AdvancePierre.

•
Operating Income – Operating income increased due to $24 million of Financial Fitness Program cost savings, improved mix and the positive incremental impact of AdvancePierre, partially offset by higher input and freight costs.

Other Results

in millions	Three Months Ended
	December 30, 2017	December 31, 2016	Change
Sales	$88	$90	$(2)
Operating loss	$(13)	$(17)	$4
First quarter – Fiscal 2018 vs Fiscal 2017

•	Sales – Sales decreased in the first quarter of fiscal 2018 due to a decline in sales volume in our foreign chicken production operations.

•	Operating Loss – Operating loss improved in the first quarter of fiscal 2018 primarily from lower third-party merger and integration costs.

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
Cash Flows from Operating Activities

in millions	Three Months Ended
	December 30, 2017	December 31, 2016
Net income	$1,632	$594
Non-cash items in net income:
Depreciation and amortization	229	177
Deferred income taxes	(967)	(4)
Other, net	29	7
Net changes in operating assets and liabilities	203	360
Net cash provided by operating activities	$1,126	$1,134

•	Deferred income taxes for the three months ended December 30, 2017, included a $994 million benefit related to remeasurement of net deferred income tax liabilities at newly enacted tax rates.

•	Cash flows associated with net changes in operating assets and liabilities for the three months ended:

•
December 30, 2017 – Increased primarily due to decreased accounts receivable and increased income tax payable balances, partially offset by decreased accrued employee costs. The changes in these balances are largely due to the timing of sales and payments.

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

•
Incremental tax reform cash flow in fiscal 2018 is expected to exceed $300 million which we intend to invest in our frontline team members and to sustainably grow our businesses. As part of this, we expect to pay more than $100 million in one-time cash bonuses to our eligible frontline employees in the second quarter of fiscal 2018 using incremental cash generated from tax reform.

Cash Flows from Investing Activities

in millions	Three Months Ended
	December 30, 2017	December 31, 2016
Additions to property, plant and equipment	$(296)	$(200)
(Purchases of)/Proceeds from marketable securities, net	(3)	(2)
Acquisition, net of cash acquired	(226)	—
Proceeds from sale of business	125	—
Other, net	(22)	(12)
Net cash used for investing activities	$(422)	$(214)

•
Additions to property, plant and equipment included spending for production growth, safety and animal well-being, in addition to acquiring new equipment, infrastructure replacements and upgrades to maintain competitive standing and position us for future opportunities. We expect capital spending for fiscal 2018 to approximate $1.4 to $1.5 billion, which includes $100 million incremental tax reform investment.

•
Acquisition, net of cash acquired related to acquiring a valued-added protein business in the first quarter of fiscal 2018. For further description refer to Part I, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 2: Acquisitions and Dispositions.

•
Proceeds from sale of business related to the proceeds received from sale of our Kettle business in the first quarter of fiscal 2018. For further description refer to Part I, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 2: Acquisitions and Dispositions.

Cash Flows from Financing Activities

in millions	Three Months Ended
	December 30, 2017	December 31, 2016
Payments on debt	$(429)	$(20)
Borrowings on revolving credit facility	655	435
Payments on revolving credit facility	(650)	(735)
Proceeds from issuance of commercial paper	5,728	—
Repayments of commercial paper	(5,824)	—
Purchases of Tyson Class A common stock	(164)	(576)
Dividends	(108)	(79)
Stock options exercised	63	6
Other, net	—	12
Net cash used for financing activities	$(729)	$(957)

•
During the three months of fiscal 2018, we extinguished the $427 million outstanding balance of the Term Loan Tranche B due in August 2019 using cash on hand and proceeds received from the sale of a non-protein business.

•	During the three months of fiscal 2017, we had net payments on our revolver of $300 million. We utilized our revolving credit facility for general corporate purposes.

•	During the three months of fiscal 2018, we had net repayments of $96 million in unsecured short-term promissory notes (commercial paper) pursuant to our commercial paper program.

•	Purchases of Tyson Class A stock included:

•	$120 million and $550 million of shares repurchased pursuant to our share repurchase program during the three months ended December 30, 2017, and December 31, 2016, respectively.

•
$44 million and $26 million of shares repurchased to fund certain obligations under our equity compensation programs during the three months ended December 30, 2017, and December 31, 2016, respectively.

•
We currently do not plan to repurchase shares other than to offset dilution from our equity compensation programs. We will consider additional share repurchases when our net debt to EBITDA ratio is around 2x, which we currently anticipate will occur in the third quarter of fiscal 2018.

•	Dividends paid during the three months of fiscal 2018 included a 33% increase to our fiscal 2017 quarterly dividend rate.
Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available at December 30, 2017
Cash and cash equivalents					$293
Short-term investments					2
Revolving credit facility	May 2022	$1,500	$7	$5	1,488
Commercial paper					(682)
Total liquidity					$1,101

•	Liquidity includes cash and cash equivalents, short-term investments, and availability under our revolving credit facility, less outstanding commercial paper balance.

•	At December 30, 2017, we had current debt of $811 million, which we intend to repay with cash generated from our operating activities and other liquidity sources.

•
The revolving credit facility supports our short-term funding needs and letters of credit and also serves to backstop our commercial paper program. The letters of credit issued under this facility are primarily in support of leasing and workers’ compensation insurance programs and other legal obligations. Our maximum borrowing under the revolving credit facility during the three months of fiscal 2018 was $150 million.

•	We expect net interest expense to approximate $335 million for fiscal 2018.

•
At December 30, 2017, approximately $272 million of our cash was held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. We manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. Historically our intention has been to permanently reinvest outside of the United States, the cash held by foreign subsidiaries, or to repatriate the cash only when it is tax efficient to do so. We are currently considering repatriating a portion of these funds; however, we do not expect the regulatory restrictions or taxes on repatriation to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.

•	Our current ratio was 1.51 to 1 and 1.55 to 1 at December 30, 2017, and September 30, 2017, respectively.
Capital Resources
Credit Facility
Cash flows from operating activities and cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $1.5 billion, to provide additional liquidity for working capital needs, letters of credit, and to backstop our commercial paper program.
At December 30, 2017, we had $5 million of outstanding borrowings and $7 million of outstanding letters of credit issued under this facility, none of which were drawn upon, which left $1,488 million available for borrowing. Our revolving credit facility is funded by a syndicate of 41 banks, with commitments ranging from $0.3 million to $106 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.
Commercial Paper Program
Our commercial paper program provides a low-cost source of borrowing to fund general corporate purposes including working capital requirements. The maximum borrowing capacity under the commercial paper program is $800 million. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. As of December 30, 2017, $682 million was outstanding under this program with maturities of less than 45 days.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At December 30, 2017, and September 30, 2017, the ratio of our net debt to EBITDA was 2.6x and 2.7x, respectively. Refer to Part I, Item 3, EBITDA Reconciliations, for an explanation and reconciliation to comparable GAAP measures.
Credit Ratings
Term Loan: Tranche B due August 2020
Standard & Poor's Rating Services, a Standard & Poor's Financial Services LLC business ("S&P"), credit rating for Tyson Foods, Inc.'s term loan is "BBB." Moody’s Investor Service, Inc. ("Moody's") credit rating for the term loan is "Baa2." Fitch Ratings, a wholly owned subsidiary of Fimlac, S.A. ("Fitch"), credit rating for the term loan is "BBB." The below table outlines the borrowing spread on the outstanding principal balance of our term loan that corresponds to the ratings levels from S&P, Moody's and Fitch.

Ratings Level (S&P/Moody's/Fitch)	Tranche B due August 2020 Borrowing Spread
BBB+/Baa1/BBB+ or higher	0.750%
BBB/Baa2/BBB (current level)	0.800%
BBB-/Baa3/BBB-	1.125%
BB+/Ba1/BB+	1.375%
BB/Ba2/BB or lower	1.375%
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
We were in compliance with all debt covenants at December 30, 2017.
RECENTLY ISSUED/ADOPTED ACCOUNTING PRONOUNCEMENTS
Refer to the discussion of recently issued/adopted accounting pronouncements under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies.
CRITICAL ACCOUNTING ESTIMATES
We consider accounting policies related to: contingent liabilities; marketing, advertising and promotion costs; accrued self-insurance; defined benefit pension plans; impairment of long-lived assets and definite life intangibles; impairment of goodwill and indefinite life intangible assets; and income taxes to be critical accounting estimates. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2017.
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
Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (ii) market conditions for finished products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (iii) outbreak of a livestock disease (such as avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an adverse effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to access certain domestic and foreign markets; (iv) the integration of AdvancePierre Foods Holdings, Inc.; (v) the effectiveness of our financial fitness program; (vi) the implementation of an enterprise resource planning system; (vii) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (viii) changes in availability and relative costs of labor and contract growers and our ability to maintain good relationships with employees, labor unions, contract growers and independent producers providing us livestock; (ix) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (x) changes in consumer preference and diets and our ability to identify and react to consumer trends; (xi)

effectiveness of advertising and marketing programs; (xii) our ability to leverage brand value propositions; (xiii) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xiv) impairment in the carrying value of our goodwill or indefinite life intangible assets; (xv) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws; (xvi) adverse results from litigation; (xvii) cyber incidents, security breaches or other disruptions of our information technology systems; (xviii) our ability to make effective acquisitions or joint ventures and successfully integrate newly acquired businesses into existing operations; (xix) risks associated with our commodity purchasing activities; (xx) the effect of, or changes in, general economic conditions; (xxi) significant marketing plan changes by large customers or loss of one or more large customers; (xxii) impacts on our operations caused by factors and forces beyond our control, such as natural disasters, fire, bioterrorism, pandemics or extreme weather; (xxiii) failure to maximize or assert our intellectual property rights; (xxiv) our participation in a multiemployer pension plan; (xxv) the Tyson Limited Partnership’s ability to exercise significant control over the Company; (xxvi) effects related to changes in tax rates, valuation of deferred tax assets and liabilities, or tax laws and their interpretation; (xxvii) volatility in capital markets or interest rates; and (xxviii) those factors listed under Item 1A. “Risk Factors” in this report and Part I, Item 1A. “Risk Factors” included in our Annual Report filed on Form 10-K for the year ended September 30, 2017.

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
Commodities Risk: We purchase certain commodities, such as grains and livestock in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of December 30, 2017, and September 30, 2017, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis included hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value		in millions
	December 30, 2017	September 30, 2017
Livestock:
Live Cattle	$29	$23
Lean Hogs	17	16
Grain:
Corn	25	17
Soy Meal	13	13
Interest Rate Risk: At December 30, 2017, we had variable rate debt of $2,237 million with a weighted average interest rate of 2.0%. A hypothetical 10% increase in interest rates effective at December 30, 2017, and September 30, 2017, would have a minimal effect on interest expense.

Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At December 30, 2017, we had fixed-rate debt of $7,449 million with a weighted average interest rate of 4.1%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $153 million at December 30, 2017, and $150 million at September 30, 2017. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
We have interest rate risk associated with our pension and post-retirement benefit obligations. Changes in interest rates impact the liabilities associated with these benefit plans as well as the amount of income or expense recognized for these plans. Declines in the value of the plan assets could diminish the funded status of the pension plans and potentially increase the requirements to make cash contributions to these plans. See Part II, Item 8, Notes to Consolidated Financial Statements, Note 15: Pensions and Other Postretirement Benefits in our Annual Report on Form 10-K for the year ended September 30, 2017, for additional information.
Foreign Currency Risk: We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Japanese yen and the Mexican peso. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at December 30, 2017, and September 30, 2017, related to the foreign exchange forward and option contracts would have a $5 million and $7 million impact, respectively, on pretax income.
Concentration of Credit Risk: Refer to our market risk disclosures set forth in our 2017 Annual Report filed on Form 10-K for the year ended September 30, 2017, for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2017 Annual Report.

EBITDA Reconciliations
A reconciliation of net income to EBITDA is as follows (in millions, except ratio data):

	Three Months Ended		Fiscal Year Ended	Twelve Months Ended
	December 30, 2017	December 31, 2016	September 30, 2017	December 30, 2017

Net income	$1,632	$594	$1,778	$2,816
Less: Interest income	(2)	(2)	(7)	(7)
Add: Interest expense	88	58	279	309
Add: Income tax (benefit) expense	(790)	318	850	(258)
Add: Depreciation	175	156	642	661
Add: Amortization (a)	51	19	106	138
EBITDA	$1,154	$1,143	$3,648	$3,659

Total gross debt			$10,203	$9,686
Less: Cash and cash equivalents			(318)	(293)
Less: Short-term investments			(3)	(2)
Total net debt			$9,882	$9,391

Ratio Calculations:
Gross debt/EBITDA			2.8x	2.6x
Net debt/EBITDA			2.7x	2.6x

(a)
Excludes the amortization of debt discount expense of $3 million and $2 million for the three months ended December 30, 2017, and December 31, 2016, respectively, $13 million for the fiscal year ended September 30, 2017, and $14 million for the twelve months ended December 30, 2017, as it is included in interest expense.

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
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of December 30, 2017, our disclosure controls and procedures were effective.
On June 7, 2017, the Company completed the acquisition of AdvancePierre. See Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 2: Acquisitions and Dispositions, for a discussion of the acquisition and related financial data. The Company is in the process of integrating AdvancePierre and the Company’s internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Excluding the AdvancePierre acquisition, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Refer to the description of certain legal proceedings pending against us under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 17: Commitments and Contingencies, which discussion is incorporated herein by reference. Listed below are certain additional legal proceedings involving the Company and/or its subsidiaries.
On January 27, 2017, Haff Poultry, Inc., Craig Watts, Johnny Upchurch, Jonathan Walters and Brad Carr, acting on behalf of themselves and a putative class of broiler chicken farmers, filed a class action complaint against Tyson and certain of its poultry subsidiaries, as well as several other vertically-integrated poultry processing companies, in the United States District Court for the Eastern District of Oklahoma. On March 28, 2017, a second class action complaint making similar claims on behalf of a similarly defined putative class was filed in the United States District Court for the Eastern District of Oklahoma. Plaintiffs in the two cases sought to have the matters consolidated, and, on July 10, 2017, filed a consolidated amended complaint styled In re Broiler Chicken Grower Litigation. The plaintiffs allege, among other things, that the defendants colluded not to compete for broiler raising services “with the purpose and effect of fixing, maintaining, and/or stabilizing grower compensation below competitive levels.” The plaintiffs also allege that the defendants “agreed to share detailed data on [g]rower compensation with one another, with the purpose and effect of artificially depressing [g]rower compensation below competitive levels.” The plaintiffs contend these alleged acts constitute violations of the Sherman Antitrust Act and Section 202 of the Grain Inspection, Packers and Stockyards Act of 1921. The plaintiffs are seeking treble damages, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative class. We and the other defendants filed a motion to dismiss on September 8, 2017. That motion is pending.
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
On June 17, 2014, the Missouri attorney general filed a civil lawsuit against us in the Circuit Court of Barry County, Missouri, concerning an incident that occurred in May 2014 in which some feed supplement was discharged from our plant in Monett, Missouri, to the City of Monett’s wastewater treatment plant allegedly leading to a fish kill in a local stream and odor issues around the plant. In January 2015, a consent judgment was entered that resolved the lawsuit. The judgment required payment of $540,000, which included amounts for penalties, cost recovery and supplemental environmental projects. We subsequently satisfied all these requirements, and the consent judgment was terminated in January 2017. Following a criminal investigation by the EPA into the incident, one of the Company’s subsidiaries, Tyson Poultry, Inc., pled guilty to two misdemeanor violations of the federal Clean Water Act pursuant to a plea agreement conditionally approved on September 27, 2017 by the United States District Court for the Western District of Missouri. Under the terms of the plea agreement, Tyson Poultry, Inc. has agreed to pay a $2 million fine, to make a $500,000 community service payment and to fund third-party environmental audits of numerous feed mills and wastewater treatment plants. The court will determine whether to grant final approval of the terms of the plea agreement at a sentencing hearing scheduled for February 27, 2018.
On June 19, 2005, the Attorney General and the Secretary of the Environment of the State of Oklahoma filed a complaint in the United States District Court for the Northern District of Oklahoma against Tyson Foods, Inc., three subsidiaries and six other poultry integrators. The complaint, which was subsequently amended, asserts a number of state and federal causes of action including, but not limited to, counts under the Comprehensive Environmental Response, Compensation, and Liability Act, Resource Conservation and Recovery Act, and state-law public nuisance theories. Oklahoma alleges that the defendants and certain contract growers who were not joined in the lawsuit polluted the surface waters, groundwater and associated drinking water supplies of the Illinois River Watershed through the land application of poultry litter. Oklahoma’s claims were narrowed through various rulings issued before and during trial and its claims for natural resource damages were dismissed by the district court in a ruling issued on July 22, 2009, which was subsequently affirmed on appeal by the Tenth Circuit Court of Appeals. A non- jury trial of the remaining claims including Oklahoma’s request for injunctive relief began on September 24, 2009. Closing arguments were held on February 11, 2010. The district court has not yet rendered its decision from the trial.
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
There have been no material changes to the risk factors listed in Part I, Item 1A. "Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2017. These risk factors should be considered carefully with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Oct 1, 2017 to Oct. 28, 2017	109,389		$70.63	—		27,821,995
Oct. 29, 2017 to Dec. 2, 2017	1,929,698		78.71	1,513,301		26,308,694
Dec. 3, 2017 to Dec. 30, 2017	47,104		82.43	—		26,308,694
Total	2,086,191	(2)	$78.37	1,513,301	(3)	26,308,694

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

(2)
We purchased 572,890 shares during the period that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 242,358 shares purchased in open market transactions and 330,532 shares withheld to cover required tax withholdings on the vesting of restricted stock.

(3)	These shares were purchased during the period pursuant to our previously announced stock repurchase program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed with this report.

Exhibit No.		Exhibit Description

10.1	*
Second Amended and Restated Employment Agreement, dated November 9, 2017, by and between the Company and John Tyson (previously filed as Exhibit 10.76 to the Company's Annual Report on Form 10-K filed on November 13, 2017, Commission File No. 001-14704, and incorporated herein by reference).

10.2	*	Employment Agreement, dated December 11, 2017, by and between the Company and Stewart Glendinning.

10.3	*	Employment Agreement, dated December 11, 2017, by and between the Company and Amy Tu.

10.4	*	Employment Agreement, dated June 26, 2017, by and between the Company and Jay Scott Spradley.

10.5	*	Employment Agreement, dated May 1, 2017, by and between the Company and Justin Whitmore.

10.6	*	First Amendment to the Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan, as amended and restated as of November 16, 2017.

10.7	*	First Amendment to the Executive Savings Plan of Tyson Foods Inc., as amended and restated as of November 16, 2017.

10.8	*
Form of Performance Shares Operating Income Stock Incentive Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017.

10.9	*
Form of Performance Shares Total Shareholder Return Stock Incentive Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017.

10.10	*
Form of Restricted Stock Subject to Performance Criteria Stock Incentive Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017.

10.11	*
Form of Restricted Stock Incentive Agreement with contracted employees pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017.

10.12	*
Form of Restricted Stock Incentive Agreement with non-contracted employees pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017.

10.13	*	Form of Stock Options Incentive Agreement with contracted employees pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017.

10.14	*
Form of Stock Options Incentive Agreement with non-contracted employees pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017.

10.15	*	Tyson Foods Inc. Severance Pay Plan for Contracted Employees, as amended and restated effective December 1, 2017.

10.16	*	Second Amendment to the Company's Supplemental Executive Retirement and Life Insurance Premium Plan as Amended and Restated as of February 7, 2018.

12.1		Ratio of Earnings to Fixed Charges

31.1		Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements.

	*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: February 8, 2018	/s/ Dennis Leatherby
Dennis Leatherby
Executive Vice President and Chief Financial Officer

Date: February 8, 2018	/s/ Curt T. Calaway
Curt T. Calaway
Senior Vice President, Controller and Chief Accounting Officer