Form 10-Q
period 2018-03-31
TYSON FOODS INC
filed 2018-05-07
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2018.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	297,600,358
Class B Common Stock, $0.10 Par Value (Class B stock)	70,010,355
TABLE OF CONENTS
PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Sales	$9,773	$9,083	$20,002	$18,265
Cost of Sales	8,753	8,036	17,531	15,735
Gross Profit	1,020	1,047	2,471	2,530
Selling, General and Administrative	522	476	1,046	977
Operating Income	498	571	1,425	1,553
Other (Income) Expense:
Interest income	(2)	(1)	(4)	(3)
Interest expense	86	56	174	114
Other, net	(9)	(3)	(10)	11
Total Other (Income) Expense	75	52	160	122
Income before Income Taxes	423	519	1,265	1,431
Income Tax Expense (Benefit)	107	178	(683)	496
Net Income	316	341	1,948	935
Less: Net Income Attributable to Noncontrolling Interests	1	1	2	2
Net Income Attributable to Tyson	$315	$340	$1,946	$933
Weighted Average Shares Outstanding:
Class A Basic	296	295	296	296
Class B Basic	70	70	70	70
Diluted	370	370	371	371
Net Income Per Share Attributable to Tyson:
Class A Basic	$0.88	$0.95	$5.42	$2.59
Class B Basic	$0.78	$0.86	$4.87	$2.35
Diluted	$0.85	$0.92	$5.25	$2.51
Dividends Declared Per Share:
Class A	$0.300	$0.225	$0.675	$0.525
Class B	$0.270	$0.203	$0.608	$0.473
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net Income	$316	$341	$1,948	$935
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	3	(3)	2	—
Investments	—	1	—	—
Currency translation	5	9	6	(5)
Postretirement benefits	(6)	2	(4)	(1)
Total Other Comprehensive Income (Loss), Net of Taxes	2	9	4	(6)
Comprehensive Income	318	350	1,952	929
Less: Comprehensive Income Attributable to Noncontrolling Interests	1	1	2	2
Comprehensive Income Attributable to Tyson	$317	$349	$1,950	$927
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	March 31, 2018	September 30, 2017
Assets
Current Assets:
Cash and cash equivalents	$198	$318
Accounts receivable, net	1,594	1,675
Inventories	3,328	3,239
Other current assets	228	219
Assets held for sale	642	807
Total Current Assets	5,990	6,258
Net Property, Plant and Equipment	5,755	5,568
Goodwill	9,404	9,324
Intangible Assets, net	6,231	6,243
Other Assets	711	673
Total Assets	$28,091	$28,066

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$1,128	$906
Accounts payable	1,485	1,698
Other current liabilities	1,217	1,424
Liabilities held for sale	8	4
Total Current Liabilities	3,838	4,032
Long-Term Debt	8,872	9,297
Deferred Income Taxes	2,039	2,979
Other Liabilities	1,186	1,199
Commitments and Contingencies (Note 17)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 378 million shares	38	38
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,362	4,378
Retained earnings	11,479	9,776
Accumulated other comprehensive gain	20	16
Treasury stock, at cost – 80 million shares at March 31, 2018 and September 30, 2017	(3,770)	(3,674)
Total Tyson Shareholders’ Equity	12,136	10,541
Noncontrolling Interests	20	18
Total Shareholders’ Equity	12,156	10,559
Total Liabilities and Shareholders’ Equity	$28,091	$28,066
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	March 31, 2018	April 1, 2017
Cash Flows From Operating Activities:
Net income	$1,948	$935
Depreciation and amortization	459	356
Deferred income taxes	(938)	(28)
Other, net	132	88
Net changes in operating assets and liabilities	(462)	(369)
Cash Provided by Operating Activities	1,139	982
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(559)	(467)
Purchases of marketable securities	(22)	(30)
Proceeds from sale of marketable securities	21	29
Acquisition, net of cash acquired	(226)	—
Proceeds from sale of business	125	—
Other, net	(25)	(10)
Cash Used for Investing Activities	(686)	(478)
Cash Flows From Financing Activities:
Payments on debt	(432)	(45)
Borrowings on revolving credit facility	1,420	1,680
Payments on revolving credit facility	(1,420)	(1,977)
Proceeds from issuance of commercial paper	10,837	725
Repayments of commercial paper	(10,615)	(225)
Purchases of Tyson Class A common stock	(237)	(733)
Dividends	(216)	(158)
Stock options exercised	87	83
Other, net	—	41
Cash Used for Financing Activities	(576)	(609)
Effect of Exchange Rate Changes on Cash	3	(1)
Decrease in Cash and Cash Equivalents	(120)	(106)
Cash and Cash Equivalents at Beginning of Year	318	349
Cash and Cash Equivalents at End of Period	$198	$243
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
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly our financial position as of March 31, 2018, and the results of operations for the three and six months ended March 31, 2018, and April 1, 2017. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
Recently Issued Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board ("FASB") issued guidance which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the "Tax Cuts and Jobs Act" (the "Tax Act"). The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2018, our fiscal 2020. Early adoption is permitted and entities will have the choice to apply either in the period of adoption or retrospectively to each period in which the effect of the change in the federal income tax rate in the Tax Act. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
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

In March 2017, the FASB issued guidance which will change the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost will be included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost will be presented separately outside of operating income. Additionally, only the service cost component will be eligible for capitalization when applicable. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted and the retrospective transition method should be applied for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement, and the prospective transition method should be applied, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. We plan to adopt this guidance beginning in the first quarter of fiscal 2019. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.
In November 2016, the FASB issued guidance which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted and the retrospective transition method should be applied. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.
In October 2016, the FASB issued guidance which requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the period in which the transfer occurs. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted and the modified retrospective transition method should be applied. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.
In August 2016, the FASB issued guidance which aims to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted and the retrospective transition method should be applied. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.
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

In May 2014, the FASB issued guidance changing the criteria for recognizing revenue. The guidance provides for a single five-step model to be applied to all revenue contracts with customers. The standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. This guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted for fiscal years beginning after December 15, 2016, our fiscal 2018. We plan to adopt this guidance using the modified retrospective transition method beginning in the first quarter of fiscal 2019. We continue to evaluate the impact of the adoption of this guidance, but currently, do not expect the new guidance to materially impact our consolidated financial statements other than additional disclosure requirements.
Changes in Accounting Principles
In March 2018, the FASB issued guidance which clarifies application of Topic 740 in regards to the Tax Act enacted December 22, 2017. The guidance requires provisional amounts to be reported within the reporting period in which the Tax Act was enacted if a reasonable estimate can be determined or within the measurement period not to exceed one year from the enactment date by which accounting is required to be completed in accordance with Topic 740. Any provisional amounts or adjustments to provisional amounts reported in the measurement period should be included in income from continuing operations as an adjustment to tax expense or benefit in the reporting period the amounts are determined. The guidance was effective immediately and we adopted this guidance in the first quarter of fiscal 2018. The impact of adoption had a material impact to our financial statements (see Note 9: Income Taxes).
In March 2016, the FASB issued guidance which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows and impact on earnings per share. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016, our fiscal 2018. We adopted this guidance in the first quarter of fiscal 2018. The guidance requires all income tax effects of share-based payment awards to be recognized in the consolidated statements of income when the awards vest or are settled, which is a change from the current guidance that requires such activity to be recorded in capital in excess of par value within stockholders' equity. We adopted this guidance prospectively which may create volatility in our effective tax rate when adopted depending largely on future events and other factors, which may include our stock price, timing of stock option exercises, and the value realized upon vesting or exercise of shares compared to the grant date fair value of those shares. For the three and six months ended March 31, 2018, the recorded tax benefit was not material. In addition, when calculating potential common shares used to determine diluted earnings per share this guidance requires that assumed proceeds under the treasury stock method be modified to exclude the amount of excess tax benefits that would have been recognized in additional paid-in capital. These changes were applied on a prospective basis which did not have a material impact to diluted earnings per share for the three and six months ended March 31, 2018. Under the new guidance, companies can also make an accounting policy election to either estimate forfeitures each period or to account for forfeitures as they occur. We changed our accounting policy to account for forfeitures as they occur using the modified retrospective transition method which did not have a material impact on our consolidated financial statements. The guidance changes the presentation of excess tax benefits from a financing activity to an operating activity in the consolidated statements of cash flows. We applied this change prospectively, and thus, prior periods have not been adjusted. This guidance also requires the presentation related to cash paid to a taxing authority when shares are withheld to satisfy the statutory income tax withholding obligation to a financing activity in the consolidated statements of cash flows. The adoption of this standard did not have a material impact on our consolidated statements of cash flows.
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
NOTE 2: ACQUISITIONS AND DISPOSITIONS
Acquisitions
On November 10, 2017, we acquired a value-added protein business for $226 million, net of cash acquired, as part of our strategic expansion initiative. Its results, subsequent to the acquisition closing, are included in our Prepared Foods and Chicken segments. The preliminary purchase price allocation included $21 million of net working capital, including $10 million of cash acquired, $13 million of Property, Plant and Equipment, $90 million of Intangible Assets and $112 million of Goodwill. During the second quarter of fiscal 2018, we recorded measurement period adjustments, which decreased goodwill by $1 million, after obtaining additional information regarding, among other things, asset valuations and liabilities assumed. We completed the allocation of goodwill to our segments in the second quarter of fiscal 2018 using the acquisition method approach. This resulted in $82 million and $29 million of goodwill allocated to our Prepared Foods and Chicken segments, respectively. All of the goodwill acquired is deductible for tax purposes. Certain estimated values for the acquisition, including goodwill, intangible assets, and property, plant and equipment, are not yet finalized and are subject to revision as additional information becomes available and more detailed analyses are completed.

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

in millions (unaudited)	Three Months Ended	Six Months Ended
	April 1, 2017	April 1, 2017
Pro forma sales	$9,481	$19,068
Pro forma net income attributable to Tyson	341	940
Pro forma net income per diluted share attributable to Tyson	$0.92	$2.53
Dispositions
On April 24, 2017, we announced our intent to sell three non-protein businesses as part of our strategic focus on protein brands. These businesses, which are all part of our Prepared Foods segment, included Sara Lee® Frozen Bakery, Kettle and Van’s® and produce items such as frozen desserts, waffles, snack bars, and soups, sauces and sides. The sale is also expected to include the Chef Pierre®, Bistro Collection®, Kettle Collection™, and Van’s® brands, a license to use the Sara Lee® brand in various channels, as well as our Tarboro, North Carolina, Fort Worth, Texas, and Traverse City, Michigan, prepared foods facilities. In the first quarter of fiscal 2018, we made the decision to sell our pizza crust business, which is also included in our Prepared Foods segment, as part of our strategic focus on protein brands.
We completed the sale of our Kettle business on December 30, 2017, and received net proceeds of $125 million including a working capital adjustment. As a result of the sale, we recorded a pretax gain of $22 million, which is reflected in Cost of Sales in our Consolidated Condensed Statement of Income for the six months ended March 31, 2018. We utilized the net proceeds to pay down term loan debt.
We anticipate we will close on the sale of the Sara Lee® Frozen Bakery, Van’s®, and pizza crust businesses in the back half of fiscal 2018. We recorded pretax impairment charges totaling $75 million and $101 million for the three and six months ended March 31, 2018, respectively, due to revised estimates of the businesses' fair value based on current expected net sales proceeds. The impairment charges were recorded in Cost of Sales in our Consolidated Condensed Statement of Income, and primarily consisted of goodwill previously classified within assets held for sale.
We have reclassified the assets and liabilities related to these businesses, including allocated goodwill, to assets and liabilities held for sale in our Consolidated Condensed Balance Sheets. The amounts of assets and liabilities held for sale will change in future periods due to such items as normal business operations, timing of closing of the sale, as well as final negotiated deal terms.
The Company concluded the businesses were not significant disposal groups and did not represent a strategic shift, and therefore were not classified as discontinued operations for any of the periods presented.

The following table summarizes the net assets and liabilities held for sale:

		in millions
	March 31, 2018	September 30, 2017
Assets held for sale:
Accounts receivable, net	$2	$2
Inventories	75	109
Net Property, Plant and Equipment	180	192
Other current assets	1	1
Goodwill	193	312
Intangible Assets, net	191	191
Total assets held for sale	$642	$807
Liabilities held for sale:
Accounts payable	$2	$1
Other current liabilities	6	3
Total liabilities held for sale	$8	$4
NOTE 3: INVENTORIES
Processed products, livestock and supplies and other are valued at the lower of cost and net realizable value. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories.
At March 31, 2018, 64% of the cost of inventories was determined by the first-in, first-out ("FIFO") method as compared to 63% at September 30, 2017. The remaining cost of inventories for both periods is determined by the weighted-average method.
The following table reflects the major components of inventory (in millions):

	March 31, 2018	September 30, 2017
Processed products	$1,960	$1,947
Livestock	930	874
Supplies and other	438	418
Total inventory	$3,328	$3,239
NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	March 31, 2018	September 30, 2017
Land	$141	$138
Buildings and leasehold improvements	4,010	3,878
Machinery and equipment	7,284	7,111
Land improvements and other	343	323
Buildings and equipment under construction	618	492
	12,396	11,942
Less accumulated depreciation	6,641	6,374
Net property, plant and equipment	$5,755	$5,568

NOTE 5: RESTRUCTURING AND RELATED CHARGES
In the fourth quarter of fiscal 2017, our Board of Directors approved a multi-year restructuring program (the “Financial Fitness Program”), which is expected to contribute to the Company’s overall strategy of financial fitness through increased operational effectiveness and overhead reduction. The Company currently anticipates the Financial Fitness Program will result in cumulative pretax charges, once implemented, of approximately $253 million which consist primarily of severance and employee related costs, impairments and accelerated depreciation of technology assets, incremental costs to implement new technology, and contract termination costs. In the second quarter of fiscal 2018, we increased the total cumulative pretax charge estimate by $35 million due to revisions in scope and timing related to implementation of new technology. The majority of this increase is expected to be incurred in fiscal 2019. As part of this program, we anticipate eliminating approximately 550 positions across several areas and job levels with most of the eliminated positions originating from the corporate offices in Springdale, Arkansas; Chicago, Illinois; and Cincinnati, Ohio. For the three and six months ended March 31, 2018, the Company recognized restructuring and related charges of $12 million and $31 million associated with the Financial Fitness Program, respectively.
The following table reflects the pretax impact of restructuring and related charges in our Consolidated Condensed Statements of Income:

in millions
	Three Months Ended	Six Months Ended
	March 31, 2018	March 31, 2018
Cost of Sales	$—	$—
Selling, General and Administrative expenses	12	31
Total restructuring and related charges, pretax	$12	$31
The following table reflects the pretax impact of restructuring and related charges incurred in the three and six months ended March 31, 2018, the program charges to date and the total estimated program charges, by our reportable segments:

				in millions
	Three Months Ended	Six Months Ended	Financial Fitness Program charges to date
	March 31, 2018	March 31, 2018	March 31, 2018	Total estimated Financial Fitness Program charges
Beef	$1	$2	$10	$18
Pork	—	1	4	7
Chicken	6	15	71	102
Prepared Foods	5	13	95	125
Other	—	—	1	1
Total restructuring and related charges, pretax	$12	$31	$181	$253
For the three and six months ended March 31, 2018, the restructuring and related charges consisted of $1 million and $4 million of severance and employee related costs, respectively, and $11 million and $27 million of technology related costs, respectively. The majority of the remaining estimated charges are related to incremental costs to implement new technology and accelerated depreciation of technology assets.
The following table reflects our liability related to restructuring charges which were recognized in other current liabilities in our Consolidated Condensed Balance Sheets as of March 31, 2018:

in millions
	Liability as of September 30, 2017	Restructuring charges	Payments	Other	Liability as of March 31, 2018
Severance and employee related costs	$47	$4	$24	$—	$27
Contract termination	22	—	19	—	3
Total	$69	$4	$43	$—	$30

NOTE 6: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	March 31, 2018	September 30, 2017
Accrued salaries, wages and benefits	$497	$673
Other	720	751
Total other current liabilities	$1,217	$1,424
NOTE 7: DEBT
The major components of debt are as follows (in millions):

	March 31, 2018	September 30, 2017
Revolving credit facility	$—	$—
Commercial paper	1,000	778
Senior notes:
7.00% Notes due May 2018	120	120
Notes due May 2019 (2.43% at 3/31/2018)	300	300
2.65% Notes due August 2019	1,000	1,000
Notes due June 2020 (2.57% at 3/31/2018)	350	350
Notes due August 2020 (2.34% at 3/31/2018)	400	400
4.10% Notes due September 2020	282	282
2.25% Notes due August 2021	500	500
4.50% Senior notes due June 2022	1,000	1,000
3.95% Notes due August 2024	1,250	1,250
3.55% Notes due June 2027	1,350	1,350
7.00% Notes due January 2028	18	18
6.13% Notes due November 2032	162	162
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	500	500
4.55% Notes due June 2047	750	750
Discount on senior notes	(14)	(15)
Term loans:
Tranche B due August 2019	—	427
Tranche B due August 2020 (2.74% at 3/31/2018)	500	500
Other	77	81
Unamortized debt issuance costs	(45)	(50)
Total debt	10,000	10,203
Less current debt	1,128	906
Total long-term debt	$8,872	$9,297
Revolving Credit Facility
In March 2018, we amended our existing credit facility which, among other things, increased our line of credit from $1.5 billion to $1.75 billion. This facility supports short-term funding needs and letters of credit and will mature and the commitments thereunder will terminate in March 2023. Amounts available for borrowing under this facility totaled $1.75 billion at March 31, 2018, net of outstanding letters of credit and outstanding borrowings. At March 31, 2018, we had no outstanding letters of credit issued under this facility. At March 31, 2018, we had an additional $106 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of leasing and workers’ compensation insurance programs and other legal obligations.
If in the future any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility.

Commercial Paper Program
We have a commercial paper program under which we may issue unsecured short-term promissory notes ("commercial paper") up to an aggregate maximum principal amount of $1 billion as of March 31, 2018. As of March 31, 2018, we had $1 billion of commercial paper outstanding at a weighted average interest rate of 2.28% with maturities of less than 105 days.
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
We were in compliance with all debt covenants at March 31, 2018.
NOTE 8: EQUITY
Share Repurchases
As of March 31, 2018, 25.5 million shares remained available for repurchase under our share repurchase program. The share repurchase program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans.
A summary of share repurchases of our Class A stock is as follows (in millions):

	Three Months Ended				Six Months Ended
	March 31, 2018		April 1, 2017		March 31, 2018		April 1, 2017
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	0.8	$60	2.6	$167	2.3	$180	11.2	$717
To fund certain obligations under equity compensation plans	0.2	13	0.2	15	0.8	57	0.6	41
Total share repurchases	1.0	$73	2.8	$182	3.1	$237	11.8	$758
NOTE 9: INCOME TAXES
On December 22, 2017, President Trump signed into law the Tax Act. The Tax Act includes significant changes to the U.S. tax code that will affect our fiscal year ending September 29, 2018, and future periods. Changes include, but are not limited to, (1) reducing the corporate federal income tax rate from 35% to 21%, (2) bonus depreciation that will allow for full expensing of qualified property in the year placed in service, and (3) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries. Section 15 of the Internal Revenue Code (the "Code") stipulates that our fiscal year ending September 29, 2018, will have a blended corporate tax rate of 24.5%, which is based on the applicable tax rates before and after the Tax Act and the number of days in the year. Additionally, the Tax Act includes the repeal of the domestic production activity deduction, a new provision designed to tax global intangible low-taxed income ("GILTI"), a new provision which allows a deduction for foreign-derived intangible income ("FDII"), and a new provision which institutes a base erosion and anti-abuse tax ("BEAT"), beginning with our fiscal year 2019. We are still evaluating these new international provisions; however, we do not expect them to have a material impact to our financial statements.
Changes in the Code from the Tax Act had a material impact on our financial statements in the six months ended March 31, 2018. Under generally accepted accounting principles ("U.S. GAAP") specifically ASC Topic 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted, or December 22, 2017, for the Tax Act. ASC 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred taxes were re-measured based upon the new tax rates. The change in deferred taxes is recorded as an adjustment to our deferred tax provision.

The staff of the U.S. Securities and Exchange Commission has recognized the complexity of reflecting the impacts of the Tax Act and issued guidance in Staff Accounting Bulletin 118 ("SAB 118"), which clarifies accounting for income taxes under ASC 740 if information is not yet available or complete and provides for up to a one year period in which to complete the required analyses and accounting (the "measurement period"). SAB 118 describes three scenarios (or "buckets") associated with a company’s status of accounting for income tax reform: (1) a company is complete with its accounting for certain effects of tax reform, (2) a company is able to determine a reasonable estimate for certain effects of tax reform and records that estimate as a provisional amount, or (3) a company is not able to determine a reasonable estimate and therefore continues to apply ASC 740, based on the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted. The FASB has also issued guidance that essentially adopts the SEC guidance (see Note 1: Accounting Policies).
Our accounting for the Tax Act was incomplete at December 30, 2017 and remains incomplete. However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments as follows:
Corporate Tax Rate Reduction: The Tax Act reduced the corporate tax rate from 35% to 21%, effective January 1, 2018. This results in a blended corporate tax rate of 24.5% in fiscal year 2018 and 21% thereafter. We analyzed our domestic deferred tax balances to estimate which of those balances are expected to reverse in fiscal 2018 or thereafter, and we re-measured the deferred taxes at 24.5% or 21% accordingly. In the three months ended December 30, 2017, we recorded a discrete net deferred income tax benefit of $994 million with a corresponding provisional reduction to our net deferred income tax liability. In the three months ended March 31, 2018, we recorded an additional $9 million discrete deferred income tax benefit with a corresponding provisional reduction to our net deferred income tax liability. Remeasurement may change as we receive additional information about the timing of deferred income tax reversals.
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
GILTI: The Tax Act creates a new requirement in tax years beginning after December 31, 2017, that certain income (i.e., GILTI) earned by controlled foreign corporations ("CFCs") must be included currently in the gross income of the CFCs’ U.S. shareholder. Because of the complexity of the new GILTI tax rules, we continue to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Since future U.S. inclusions in taxable income related to GILTI depend on not only our current ownership structure and estimated future results of global operations but also our intent and ability to modify such structure and/or our business, we are not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, we have not made any adjustments related to potential GILTI tax in our financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI.
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
Our effective tax rate was 25.3% and 34.3% for the second quarter of fiscal 2018 and 2017, respectively, and (54.0)% and 34.7% for the six months of fiscal 2018 and 2017, respectively. The remeasurement of deferred income taxes at newly enacted tax rates resulted in a $9 million and $1,003 million income tax benefit, or a (2.2)% and (79.3)% impact on the effective tax rate in the second quarter and six months of fiscal 2018, respectively. The newly enacted tax legislation results in a 24.5% statutory federal income tax rate for fiscal 2018. The non-deductible impairment related to the anticipated sale of non-protein businesses held for sale increased the effective tax rate for the second quarter and six months of fiscal 2018 by 4.4% and 1.9%, respectively. Additionally, the effective tax rates for the second quarter and six months of fiscal 2018 and fiscal 2017 were impacted by such items as the domestic production deduction, excess tax benefits associated with share-based payments to employees and state income taxes.
Unrecognized tax benefits were $305 million and $316 million at March 31, 2018, and September 30, 2017, respectively.
We estimate that during the next twelve months it is reasonably possible that unrecognized tax benefits could decrease by as much as $16 million primarily due to expiration of statutes of limitations in various jurisdictions.
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
NOTE 10: OTHER INCOME AND CHARGES
During the second quarter of fiscal 2018, we recognized a one-time cash bonus to our hourly frontline employees of $109 million using incremental cash savings from the Tax Act, which was predominantly recorded in the Consolidated Condensed Statements of Income in Cost of Sales.
The second quarter of fiscal 2018 included $6 million of equity earnings in joint ventures and $1 million in net foreign currency exchange gains, which were recorded in the Consolidated Condensed Statements of Income in Other, net.
During the six months of fiscal 2018, we recorded $9 million of equity earnings in joint ventures and $2 million in net foreign currency exchange losses, which were recorded in the Consolidated Condensed Statements of Income in Other, net.
During the second quarter of fiscal 2017, we recorded a $52 million impairment charge related to our San Diego Prepared Foods operation. The impairment was comprised of $43 million of property, plant and equipment, $8 million of definite lived intangible assets and $1 million of other assets. This charge, of which $44 million was included in the Consolidated Condensed Statements of Income in Cost of Sales and $8 million was included in the Consolidated Condensed Statements of Income in Selling, General and Administrative, was triggered by a change in a co-manufacturing contract and ongoing losses.
During the six months of fiscal 2017, we recorded $16 million of legal cost related to a 1995 plant closure of an apparel manufacturing facility operated by a former subsidiary of The Hillshire Brands Company, which we acquired in fiscal 2014, $6 million of equity earnings in joint ventures and $1 million in net foreign currency exchange losses, which were recorded in the Consolidated Condensed Statements of Income in Other, net.

NOTE 11: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Numerator:
Net income	$316	$341	$1,948	$935
Less: Net income attributable to noncontrolling interests	1	1	2	2
Net income attributable to Tyson	315	340	1,946	933
Less dividends declared:
Class A	90	65	201	151
Class B	18	14	42	33
Undistributed earnings	$207	$261	$1,703	$749

Class A undistributed earnings	$171	$215	$1,404	$618
Class B undistributed earnings	36	46	299	131
Total undistributed earnings	$207	$261	$1,703	$749
Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	296	295	296	296
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70	70	70
Effect of dilutive securities:
Stock options, restricted stock and performance units	4	5	5	5
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	370	370	371	371

Net income per share attributable to Tyson:
Class A basic	$0.88	$0.95	$5.42	$2.59
Class B basic	$0.78	$0.86	$4.87	$2.35
Diluted	$0.85	$0.92	$5.25	$2.51
Approximately 1 million of our stock-based compensation shares were antidilutive for the three and six months ended March 31, 2018 and approximately 2 million for the three and six months ended April 1, 2017. These shares were not included in the diluted earnings per share calculation.
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

NOTE 12: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors' Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored, using value-at-risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at March 31, 2018.
We had the following aggregated outstanding notional amounts related to our derivative financial instruments (in millions, except soy meal tons):

	Metric	March 31, 2018	September 30, 2017
Commodity:
Corn	Bushels	79	55
Soy meal	Tons	278,600	475,200
Live cattle	Pounds	124	211
Lean hogs	Pounds	37	240
Foreign currency	United States dollar	$74	$58
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
Cash Flow Hedges
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant for the three and six months ended March 31, 2018, and April 1, 2017. As of March 31, 2018, the net amounts expected to be reclassified into earnings within the next 12 months are pretax gains of $1 million. During the three and six months ended March 31, 2018, and April 1, 2017, we did not reclassify significant pretax gains/losses into earnings as a result of the discontinuance of cash flow hedges.

The following table sets forth the pretax impact of cash flow hedge derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain (Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain (Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	March 31, 2018	April 1, 2017		March 31, 2018	April 1, 2017
Cash flow hedge – derivatives designated as hedging instruments:
Commodity contracts	$2	$(1)	Cost of sales	$(2)	$3
Foreign exchange contracts	—	—	Other income/expense	—	—
Total	$2	$(1)		$(2)	$3

	Gain (Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain (Loss) Reclassified from OCI to Earnings
	Six Months Ended			Six Months Ended
	March 31, 2018	April 1, 2017		March 31, 2018	April 1, 2017
Cash flow hedge – derivatives designated as hedging instruments:
Commodity contracts	$—	$—	Cost of sales	$(3)	$(1)
Foreign exchange contracts	—	—	Other income/expense	—	—
Total	$—	$—		$(3)	$(1)
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

					in millions
	Consolidated Condensed Statements of Income Classification	Three Months Ended		Six Months Ended
		March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Gain (Loss) on forwards	Cost of sales	$1	$(12)	$(6)	$(16)
Gain (Loss) on purchase contract	Cost of sales	(1)	12	6	16
Ineffectiveness related to our fair value hedges was not significant for the three and six months ended March 31, 2018, and April 1, 2017.
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

The following table sets forth the pretax impact of the undesignated derivative instruments in the Consolidated Condensed Statements of Income (in millions):

	Consolidated Condensed Statements of Income Classification	Gain (Loss) Recognized in Earnings		Gain (Loss) Recognized in Earnings
		Three Months Ended		Six Months Ended
		March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$(30)	$25	$(21)	$76
Commodity contracts	Cost of sales	68	(45)	46	(46)
Foreign exchange contracts	Other income/expense	(2)	—	(2)	—
Total		$36	$(20)	$23	$30
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

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

March 31, 2018	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$25	$—	$(15)	$10
Undesignated	—	47	—	(29)	18
Available-for-sale securities:
Current	—	1	1	—	2
Other Assets:
Available-for-sale securities:
Non-current	—	45	51	—	96
Deferred compensation assets	13	288	—	—	301
Total assets	$13	$406	$52	$(44)	$427
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$—	$—	$—	$—
Undesignated	—	29	—	(28)	1
Total liabilities	$—	$29	$—	$(28)	$1

September 30, 2017	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$10	$—	$(1)	$9
Undesignated	—	24	—	(3)	21
Available-for-sale securities:
Current	—	2	1	—	3
Other Assets:
Available-for-sale securities:
Non-current	—	45	50	—	95
Deferred compensation assets	23	272	—	—	295
Total assets	$23	$353	$51	$(4)	$423
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$9	$—	$(9)	$—
Undesignated	—	21	—	(17)	4
Total liabilities	$—	$30	$—	$(26)	$4
(a) Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. Additionally, at March 31, 2018, and September 30, 2017, we had $2 million and $22 million, respectively, of cash collateral posted with various counterparties where master netting arrangements exist and held $18 million in cash collateral at March 31, 2018.

The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Six Months Ended
	March 31, 2018	April 1, 2017
Balance at beginning of year	$51	$57
Total realized and unrealized gains (losses):
Included in earnings	—	—
Included in other comprehensive income (loss)	—	—
Purchases	10	10
Issuances	—	—
Settlements	(9)	(11)
Balance at end of period	$52	$56
Total gains (losses) for the six-month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—
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
Available-for-Sale Securities: Our investments in marketable debt securities are classified as available-for-sale and are reported at fair value based on pricing models and quoted market prices adjusted for credit and non-performance risk. Short-term investments with maturities of less than 12 months are included in Other current assets in the Consolidated Condensed Balance Sheets and primarily include certificates of deposit and commercial paper. All other marketable debt securities are included in Other Assets in the Consolidated Condensed Balance Sheets and have maturities ranging up to 33 years. We classify our investments in U.S. government, U.S. agency, certificates of deposit and commercial paper debt securities as Level 2 as fair value is generally estimated using discounted cash flow models that are primarily industry-standard models that consider various assumptions, including time value and yield curve as well as other readily available relevant economic measures. We classify certain corporate, asset-backed and other debt securities as Level 3 as there is limited activity or less observable inputs into valuation models, including current interest rates and estimated prepayment, default and recovery rates on the underlying portfolio or structured investment vehicle. Significant changes to assumptions or unobservable inputs in the valuation of our Level 3 instruments would not have a significant impact to our consolidated condensed financial statements.
The following table sets forth our available-for-sale securities' amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	March 31, 2018			September 30, 2017
	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)
Available-for-sale securities:
Debt securities:
U.S. treasury and agency	$46	$46	$—	$47	$47	$—
Corporate and asset-backed	52	52	—	51	51	—

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. Losses on equity securities are recognized in earnings if the decline in value is judged to be other than temporary. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or will more likely than not be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no other than temporary impairment in earnings for the three and six months ended March 31, 2018, and April 1, 2017. No other than temporary losses were deferred in OCI as of March 31, 2018, and September 30, 2017.
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
In the three and six months ended March 31, 2018, we recorded $75 million and $101 million impairment charges, respectively, related to the expected sale of non-protein businesses held for sale, due to revised estimates of the businesses' fair value based on current expected net sales proceeds. The impairment charges were recorded in Cost of Sales in our Consolidated Condensed Statement of Income, and primarily consisted of Goodwill previously classified within Assets held for sale. Our valuation included unobservable Level 3 inputs and was based on expected sales proceeds from a competitive bidding process and ongoing discussions with potential buyers.
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
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	March 31, 2018		September 30, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total debt	$10,050	$10,000	$10,591	$10,203

NOTE 14: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the net periodic cost for the pension and postretirement benefit plans for the three and six months ended March 31, 2018, and April 1, 2017, are as follows (in millions):

	Pension Plans
	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017

Service cost	$2	$3	$4	$6
Interest cost	16	16	32	32
Expected return on plan assets	(15)	(14)	(31)	(29)
Amortization of:
Net actuarial loss	1	2	2	4
Settlement (gain) loss	—	2	—	2
Net periodic cost	$4	$9	$7	$15

	Postretirement Benefit Plans
	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017

Interest cost	$1	$1	$1	$1
Amortization of:
Prior service credit	(6)	(6)	(12)	(12)
Net periodic cost (credit)	$(5)	$(5)	$(11)	$(11)
We made lump-sum settlement payments of $4 million and $5 million for the six months ended March 31, 2018 and April 1, 2017, respectively, to certain deferred vested participants within our respective non-qualified and qualified pension plans.
We contributed $8 million and $13 million to our pension plans for the three months ended March 31, 2018, and April 1, 2017, respectively. We contributed $13 million and $22 million to our pension plans for the six months ended March 31, 2018, and April 1, 2017, respectively. We expect to contribute an additional $43 million during the remainder of fiscal 2018. The amount of contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements in the jurisdictions in which we operate. As a result, the actual funding in fiscal 2018 may differ from the current estimate.
NOTE 15: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended						Six Months Ended
	March 31, 2018			April 1, 2017			March 31, 2018			April 1, 2017
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax

Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to cost of sales	$2	$—	$2	$(3)	$1	$(2)	$3	$(1)	$2	$1	$(1)	$—
Unrealized gain (loss)	2	(1)	1	(1)	—	(1)	—	—	—	—	—	—

Investments:
Unrealized gain (loss)	1	(1)	—	1	—	1	—	—	—	—	—	—

Currency translation:
Translation adjustment	5	—	5	9	—	9	6	—	6	(5)	—	(5)

Postretirement benefits	(6)	—	(6)	1	1	2	(4)	—	(4)	(3)	2	(1)
Total other comprehensive income (loss)	$4	$(2)	$2	$7	$2	$9	$5	$(1)	$4	$(7)	$1	$(6)

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
Prepared Foods: Prepared Foods includes our operations related to manufacturing and marketing frozen and refrigerated food products and logistics operations to move products through the supply chain. This segment includes brands such as Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, State Fair®, Van's®, Sara Lee® and Chef Pierre®, as well as artisanal brands Aidells®, Gallo Salame®, and Golden Island®. Products primarily include ready-to-eat sandwiches, sandwich components such as flame-grilled hamburgers and Philly steaks, pepperoni, bacon, breakfast sausage, turkey, lunchmeat, hot dogs, pizza crusts and toppings, flour and corn tortilla products, desserts, appetizers, snacks, prepared meals, ethnic foods, side dishes, meat dishes, breadsticks and processed meats. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, healthcare facilities, the military and other food processors, as well as to international export markets.
We allocate expenses related to corporate activities to the segments, except for third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC, which are included in Other.

Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended				Six Months Ended
	March 31, 2018		April 1, 2017		March 31, 2018		April 1, 2017
Sales:
Beef	$3,681		$3,487		$7,567		$7,015
Pork	1,265		1,302		2,548		2,554
Chicken	2,959		2,798		5,956		5,504
Prepared Foods	2,147		1,751		4,439		3,646
Other	82		82		170		172
Intersegment sales	(361)		(337)		(678)		(626)
Total sales	$9,773		$9,083		$20,002		$18,265

Operating income (loss):
Beef	$92		$126		$348		$425
Pork	67		141		218		388
Chicken	231		233		503		496
Prepared Foods	123	(a)	87	(b)	384	(a)	277	(b)
Other	(15)	(c)	(16)	(c)	(28)	(c)	(33)	(c)
Total operating income	498		571		1,425		1,553

Total other (income) expense	75		52		160		122

Income before income taxes	$423		$519		$1,265		$1,431
(a) Includes a $75 million impairment associated with the divestiture of non-protein business and $79 million impairment net of a realized gain associated with the divestiture of non-protein businesses for the three and six months ended March 31, 2018, respectively (see Note 2: Acquisitions and Dispositions).
(b) Includes a $52 million impairment charge related to our San Diego Prepared Foods operation (see Note 10: Other Income and Charges).
(c) Other operating loss includes third-party merger and integration costs and corporate overhead of Tyson New Ventures, LLC of $4 million and $6 million for the three months ended March 31, 2018, and April 1, 2017, respectively, and $8 million and $13 million for the six months ended March 31, 2018, and April 1, 2017, respectively.
The Beef segment had sales of $105 million and $88 million in the second quarter of fiscal 2018 and 2017, respectively, and sales of $199 million and $160 million in the six months of fiscal 2018 and 2017, respectively, from transactions with other operating segments of the Company. The Pork segment had sales of $231 million and $240 million in the second quarter of fiscal 2018 and 2017, respectively, and sales of $432 million and $450 million in the six months of fiscal 2018 and 2017, respectively, from transactions with other operating segments of the Company. The Chicken segment had sales of $25 million and $9 million in the second quarter of fiscal 2018 and 2017, respectively, and sales of $47 million and $16 million in the six months of fiscal 2018 and 2017, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were included in the segment sales in the above table.

NOTE 17: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of leases, debt and grower loans, which are substantially collateralized by the underlying assets. The remaining terms of the underlying debt cover periods up to 10 years, and the maximum potential amount of future payments as of March 31, 2018, was $20 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The remaining terms of the lease maturities cover periods over the next 10 years. The maximum potential amount of the residual value guarantees is $104 million, of which $94 million could be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At March 31, 2018, and September 30, 2017, no material liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum commitment associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum commitment as of March 31, 2018, was approximately $330 million. We had no receivables under this program at March 31, 2018, and September 30, 2017. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have no allowance for these programs’ estimated uncollectible receivables at March 31, 2018, and September 30, 2017.
When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Under these agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At March 31, 2018, total amount under these types of arrangements totaled $643 million.
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
On October 17, 2016, William Huser, acting on behalf of himself and a putative class of persons who purchased shares of Tyson Foods' stock between November 23, 2015, and October 7, 2016, filed a class action complaint against Tyson Foods, Inc., Donnie Smith and Dennis Leatherby in the Central District of California. The complaint alleged, among other things, that our periodic filings contained materially false and misleading statements by failing to disclose that the Company has colluded with other producers to manipulate the supply of broiler chickens in order to keep supply artificially low, as alleged in In re Broiler Chicken Antitrust Litigation. Subsequent to the filing of this initial complaint, additional lawsuits making similar claims were filed in the United States District Courts for the Southern District of New York, the Western District of Arkansas, and the Southern District of Ohio. Each of those cases has now been transferred to the United States District Court for the Western District of Arkansas and consolidated, and lead plaintiffs have been appointed. A consolidated complaint was filed on March 22, 2017 (which also named additional individual defendants). The consolidated complaint seeks damages, pre- and post-judgment interest, costs, and attorneys’ fees. The court granted our motion to dismiss this complaint. The plaintiffs filed a motion to amend or alter the judgment and to submit an amended complaint, which was denied. The court’s dismissal was with prejudice.
On March 1, 2017, we received a civil investigative demand ("CID") from the Office of the Attorney General, Department of Legal Affairs, of the State of Florida. The CID requests information primarily related to possible anticompetitive conduct in connection with the Georgia Dock, a chicken products pricing index formerly published by the Georgia Department of Agriculture. We are cooperating with the Attorney General’s office.
Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission ("NLRC") from 1998 through July 1999. The complaint was filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines in 1995 by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In late 2004, a labor arbiter ruled against the respondents and awarded the complainants PHP3,453,664,710 (approximately US $66 million) in damages and fees. The respondents appealed the labor arbiter's ruling, and it was subsequently set aside by the NLRC in December 2006. Subsequent to the NLRC’s decision, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. While various of those appeals, motions and/or petitions were pending, The Hillshire Brands Company, on June 23, 2014, without admitting liability, filed a settlement motion requesting that the Supreme Court of the Philippines order dismissal with prejudice of all claims against it and certain other respondents in exchange for payments allocated by the court among the complainants in an amount not to exceed PHP342,287,800 (approximately US $6.6 million). Based in part on its finding that the consideration to be paid to the complainants as part of such settlement was insufficient, the Supreme Court of the Philippines denied the respondents’ settlement motion and all motions for reconsideration thereof. The Supreme Court of the Philippines also set aside as premature the NLRC’s December 2006 ruling. As a result, the cases were remanded back before the NLRC to rule on the merits of the case. On December 15, 2016, we learned that the NLRC rendered its decision on November 29, 2016, regarding the respondents’ appeals regarding the labor arbiter’s 2004 ruling in favor of the complainants. The NLRC increased the award for 4,922 of the total 5,984 complainants to PHP14,858,495,937 (approximately US $284 million). However, the NLRC approved a prior settlement reached with the group comprising approximately 18% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company agreed to pay each settling complainant PHP68,000 (approximately US $1,300). The settlement payment was made on December 21, 2016, to the NLRC, which is responsible for distributing the funds to each settling complainant. On December 27, 2016, the respondents filed motions for reconsideration with the NLRC asking that the award be set aside. The NLRC denied respondents' motions for reconsideration in a resolution received on May 5, 2017, and entered a judgment on the award on July 24, 2017. Each of Aris Philippines, Inc., Sara Lee Corporation and Sara Lee Philippines, Inc. appealed this award and sought an injunction to preclude enforcement of the award to the Philippines Court of Appeals. On November 23, 2017, the Court of Appeals granted a writ of preliminary injunction that precluded execution of the NLRC award during the pendency of the appeal. The Court of Appeals subsequently vacated the NLRC’s award on April 12, 2018. We continue to maintain an accrual for this matter. The Court of Appeals' decision remains subject to appeal.
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
Overview

•
General – Our operating income of $1,425 million remained strong for the first six months of fiscal 2018, although down 8.2% from last year’s record results, as all segments continued to perform well. Operating income declined 12.8% in the second quarter of fiscal 2018 due to declines in our Chicken, Beef and Pork segments, partially offset by improvement in our Prepared Foods segment. These results were impacted by $109 million of one-time cash bonus to frontline employees, $75 million impairment associated with the expected divestiture of a non-protein business, and $12 million of restructuring and related charges. Sales increased 7.6% in the second quarter of fiscal 2018 over the second quarter of fiscal 2017, primarily driven by stronger demand for our beef and chicken products and the incremental impact from the acquisition of AdvancePierre.

•
Market Environment - According to the United States Department of Agriculture (USDA), domestic protein production (beef, pork, chicken and turkey) increased approximately 2% in the second quarter of fiscal 2018 compared to the same period in fiscal 2017, and we expect it to be up approximately 3% for the full year of fiscal 2018. We continue to monitor recent trade and tariff activity and its potential impact to exports and inputs costs across all of our segments. Additionally, all segments experienced increased freight and labor costs and we expect this to continue throughout fiscal 2018. We will pursue recovery of increased costs related to tariffs, freight and labor through pricing. The Beef segment experienced higher live cattle costs, strong export demand and favorable domestic market conditions associated with an increase in cattle supply. With increased domestic availability of pork products, live hog markets slightly declined which decreased input costs for the Pork segment. There was stronger demand for our chicken products and slightly lower feed ingredient costs, which benefited the Chicken segment. Our Prepared Foods segment had improved demand for our retail products but experienced a decline in foodservice as well as higher input costs of approximately $45 million.

•	Margins – Our total operating margin was 5.1% in the second quarter of fiscal 2018. Operating margins by segment were as follows:
•Beef – 2.5%
•Pork – 5.3%
•Chicken – 7.8%

•	Prepared Foods – 5.7%

•
Liquidity – We generated $1,139 million of operating cash flows during the six months of fiscal 2018. At March 31, 2018, we had approximately $950 million of liquidity, which included availability under our revolving credit facility after deducting amounts to backstop our commercial paper program and $198 million of cash and cash equivalents.

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

•
In April 2017, we announced our intent to sell three non-protein businesses, Sara Lee® Frozen Bakery, Kettle and Van’s®. In the first quarter of fiscal 2018, we made the decision to also sell our pizza crust business. All of these non-protein businesses are part of our Prepared Foods segment and are being sold as part of our strategic focus on protein brands. We completed the sale of our Kettle business on December 30, 2017, and received net proceeds of $125 million which were used to pay down debt. As a result of the sale, we recorded a pretax gain of $22 million. We have reclassified the assets and liabilities related to these remaining businesses to assets and liabilities held for sale in our Consolidated Condensed Balance Sheets. In the three and six months ended March 31, 2018, we recorded pretax impairment charges totaling $75 million and $101 million, respectively, due to revised estimates of the businesses' fair value based on current expected net sales proceeds. The impairment charges were recorded in Cost of Sales in our Consolidated Condensed Statement of Income and primarily consisted of goodwill previously classified within assets held for sale. The net carrying value of the combined held for sale businesses at March 31, 2018 was $634 million. We anticipate we will close on the sale of the Sara Lee® Frozen Bakery, Van’s®, and the pizza crust businesses in the back half of fiscal 2018. For further description refer to Part I, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 2: Acquisitions and Dispositions.

•
In the fourth quarter of fiscal 2017, our Board of Directors approved a multi-year restructuring program (the “Financial Fitness Program”), which is expected to contribute to the Company’s overall strategy of financial fitness through increased operational effectiveness and overhead reduction. Through a combination of synergies from the integration of AdvancePierre and additional elimination of non-value added costs, the Financial Fitness Program is estimated to result in cumulative net savings of $200 million in fiscal 2018, $400 million in fiscal 2019 including new savings of $200 million, and $600 million in fiscal 2020 including additional savings of $200 million. Approximately 50% of these net savings, which are focused on supply chain, procurement, and overhead improvements, are expected to be realized in the Chicken segment with the majority of the remaining net savings impacting the Prepared Foods segment. Additionally, we estimate that approximately 75% of the net savings will be reflected in Cost of Sales in our Consolidated Statement of Income, with the remaining in Selling, General and Administrative. In the three and six months ended March 31, 2018, we realized $65 million and $102 million of Financial Fitness Program cost savings, respectively.

As part of the Financial Fitness Program, we anticipate eliminating approximately 550 positions across several areas and job levels with most of the eliminated positions originating from the corporate offices in Springdale, Arkansas; Chicago, Illinois; and Cincinnati, Ohio. As a result, for the three and six months ended March 31, 2018, the restructuring and related charges consisted of $1 million and $4 million of severance and employee related costs, respectively, and $11 million and $27 million of technology related costs, respectively. The Company currently anticipates the Financial Fitness Program will result in cumulative pretax charges, once implemented, of approximately $253 million which consist primarily of severance and employee related costs, impairments and accelerated depreciation of technology assets, incremental costs to implement new technology, and contract termination costs. In the second quarter of fiscal 2018, we increased the total cumulative pretax charge estimate by $35 million due to revisions in scope and timing related to implementation of new technology. The majority of this increase is expected to be incurred in fiscal 2019. Through March 31, 2018, $181 million of the estimated $253 million total pretax charges, has been recognized. The majority of the remaining estimated charges are related to incremental costs to implement new technology and accelerated depreciation of technology assets. The following tables set forth the pretax impact of restructuring and related charges incurred in our Consolidated Condensed Statements of Income and the pretax impact by our reportable segments. For further description refer to Part I, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 5: Restructuring and Related Charges.

in millions
	Three Months Ended	Six Months Ended
	March 31, 2018	March 31, 2018
Cost of Sales	$—	$—
Selling, general and administrative expenses	12	31
Total restructuring and related charges, pretax	$12	$31

				in millions
	Three Months Ended	Six Months Ended	Financial Fitness Program charges to date
	March 31, 2018	March 31, 2018	March 31, 2018	Total estimated Financial Fitness Program charges
Beef	$1	$2	$10	$18
Pork	—	1	4	7
Chicken	6	15	71	102
Prepared Foods	5	13	95	125
Other	—	—	1	1
Total restructuring and related charges, pretax	$12	$31	$181	$253

in millions, except per share data	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net income attributable to Tyson	$315	$340	$1,946	$933
Net income attributable to Tyson – per diluted share	0.85	0.92	5.25	2.51
Second quarter – Fiscal 2018 – Net income attributable to Tyson included the following items:

•	$9 million post tax, or $0.03 per diluted share, tax benefit from remeasurement of net deferred tax liabilities at lower enacted tax rates.

•	$109 million pretax, or ($0.22) per diluted share, related to one-time cash bonus to frontline employees.

•	$75 million pretax, or ($0.21) per diluted share, impairment associated with the divestiture of a non-protein business.

•	$12 million pretax, or ($0.02) per diluted share, of restructuring and related charges.
Six months – Fiscal 2018 – Net income attributable to Tyson included the following items:

•	$1,003 million post tax, or $2.71 per diluted share, tax benefit from remeasurement of net deferred tax liabilities at lower enacted tax rates.

•	$109 million pretax, or ($0.22) per diluted share, related to one-time cash bonus to frontline employees.

•	$79 million pretax, or ($0.26) per diluted share, impairment net of realized gain associated with the divestiture of non-protein businesses.

•	$31 million pretax, or ($0.06) per diluted share, of restructuring and related charges.
Second quarter and six months– Fiscal 2017 – Net income attributable to Tyson included the following item:
•$52 million, or $0.09 per diluted share, impairment charge related to our San Diego Prepared Foods operation.

Summary of Results
Sales

in millions	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Sales	$9,773	$9,083	$20,002	$18,265
Change in sales volume	1.9%		3.5%
Change in average sales price	5.6%		5.8%
Sales growth	7.6%		9.5%
Second quarter – Fiscal 2018 vs Fiscal 2017

•
Sales Volume – Sales were positively impacted by an increase in sales volume, which accounted for an increase of $169 million primarily driven by increased sales volume in the Beef, Chicken and Prepared Foods segments due to better demand for our beef and chicken products and incremental volumes from the acquisition of AdvancePierre, which impacted the Chicken and Prepared Foods segments.

•
Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $521 million. Our Beef segment contributed to the majority of the increase due to strong demand for our beef products, and the Chicken and Prepared Foods segments were positively impacted by the acquisition of AdvancePierre as well as improved mix.

•	The above amounts include a net increase of $403 million related to the inclusion of the AdvancePierre results post acquisition.
Six months – Fiscal 2018 vs Fiscal 2017

•
Sales Volume – Sales were positively impacted by an increase in sales volume, which accounted for an increase of $735 million. The Beef, Chicken and Prepared Foods segments had an increase in sales volume driven by better demand for our beef and chicken products and incremental volumes from the acquisition of AdvancePierre, which impacted the Chicken and Prepared Foods segments.

•
Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $1,002 million. All segments had an increase in average sales price. The Beef segment experienced strong demand, and the Chicken and Prepared Foods segments were positively impacted by the acquisition of AdvancePierre as well as improved mix.

•	The above amounts include a net increase of $799 million related to the inclusion of the AdvancePierre results post acquisition.
Cost of Sales

in millions	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Cost of sales	$8,753	$8,036	$17,531	$15,735
Gross profit	$1,020	$1,047	$2,471	$2,530
Cost of sales as a percentage of sales	89.6%	88.5%	87.6%	86.1%
Second quarter – Fiscal 2018 vs Fiscal 2017

•
Cost of sales increased $717 million. Higher input cost per pound increased cost of sales $567 million while higher sales volume increased cost of sales $150 million. These amounts include a net increase of $303 million related to the inclusion of AdvancePierre results post acquisition.

•	The $567 million impact of higher input cost per pound was primarily driven by:

•	Increase from one-time cash bonus to frontline employees of $108 million.

•	Increase in live cattle costs of approximately $75 million in our Beef segment.

•	Increase in raw material and other input costs of approximately $45 million in our Prepared Foods segment.

•	Increase of approximately $45 million in our Chicken segment related to net increases in freight, growout expenses and outside meat purchases.

•	Increase due to an impairment charge of $75 million associated with the divestiture of a non-protein business.

•	Increase in input cost per pound related to the acquisition of AdvancePierre on June 7, 2017.

•
Decrease due to net realized derivative gains of $12 million in the second quarter of fiscal 2018, compared to net realized derivative losses of $12 million in the second quarter of fiscal 2017 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed costs described above. Cost of sales change was further offset by an increase in net unrealized gain of $54 million in the second quarter of fiscal 2018, compared to net unrealized losses of $41 million in the second quarter of fiscal 2017, primarily due to our Beef segment commodity risk management activities.

•
Remainder of net change is mostly due to increased cost per pound from a mix upgrade in the Chicken segment as we increased sales volume in value-added products as well as increased labor and freight costs across all segments.

•
The $150 million impact of higher sales volume was driven by increases in sales volume in each segment except the Pork segment, with the majority of the increase in the Chicken and Prepared Foods segments.

Six months – Fiscal 2018 vs Fiscal 2017

•
Cost of sales increased $1,796 million. Higher input cost per pound increased cost of sales $1,183 million while higher sales volume increased cost of sales $613 million. These amounts include a net increase of $601 million related to the inclusion of AdvancePierre results post acquisition.

•	The $1,183 million impact of higher input cost per pound was primarily driven by:

•	Increase in live cattle costs of approximately $300 million in our Beef segment.

•	Increase from one-time cash bonus to frontline employees of $108 million.

•	Increase in live hog costs of approximately $95 million in our Pork segment.

•	Increase in raw material and other input costs of $90 million in our Prepared Foods segment.

•	Increase of approximately $75 million in our Chicken segment related to net increases in freight, growout expenses and outside meat purchases.

•
Increase due to impairment charges of $101 million associated with the divestiture of a non-protein business in the first six months of fiscal 2018, partially offset by a $22 million gain related to a sale of a non-protein business in the first quarter of fiscal 2018 and impairment charges of $44 million related to our San Diego Prepared Foods operation in the second quarter of fiscal 2017.

•	Increase in input cost per pound related to the acquisition of AdvancePierre on June 7, 2017.

•
Increased due to net realized derivative losses of $20 million for the six months of fiscal 2018, compared to net realized derivative gains of $34 million for the six months of fiscal 2017 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed costs described above. Additionally, cost of sales decreased due to net unrealized gains of $56 million for the six months of fiscal 2018, compared to net unrealized losses of $64 million for the six months of fiscal 2017, primarily due to our Beef segment commodity risk management activities.

•
Remainder of net change is mostly due to increased cost per pound from a mix upgrade in the Chicken segment as we increased sales volume in value-added products as well as increased labor and freight costs across all segments.

•
The $613 million impact of higher sales volume was driven by increases in sales volume in our Beef, Chicken and Prepared Foods segments, partially offset by a decrease in sales volume in our Pork segment.

Selling, General and Administrative

in millions	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Selling, general and administrative expense	$522	$476	$1,046	$977
As a percentage of sales	5.3%	5.2%	5.2%	5.3%
Second quarter – Fiscal 2018 vs Fiscal 2017

•	Increase of $46 million in selling, general and administrative was primarily driven by:

•	Increase of $57 million related to the AdvancePierre acquisition, which included $34 million in incremental amortization and $23 million from the inclusion of AdvancePierre results post-acquisition.

•	Increase of $12 million from restructuring and related charges.

•	Decrease of $11 million in intangible impairments and other amortization.

•	Remainder of net change was primarily related to reductions in marketing, advertising, and promotion expense, commissions, and employee costs.
Six months – Fiscal 2018 vs Fiscal 2017

•	Increase of $69 million in selling, general and administrative was primarily driven by:

•
Increase of $119 million related to the AdvancePierre acquisition, which was comprised of $68 million in acquisition related costs and $51 million from the inclusion of AdvancePierre results post-acquisition.

•	Increase of $31 million from restructuring and related charges.

•
Decrease of $23 million in employee costs including payroll and stock-based and incentive-based compensation, which also included a reduction of $19 million compensation and benefit integration expense incurred in fiscal 2017 that did not recur in fiscal 2018.

•	Decrease of $22 million in marketing, advertising, and promotion expense.

•	Decrease of $15 million in non-restructuring severance related expenses.

•	Decrease of $14 million in intangible impairments and other amortization.

•	Remainder of net change was primarily related to reduction in professional fees and commissions.
Interest Expense

in millions	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Cash interest expense	$88	$57	$177	$115
Non-cash interest expense	(2)	(1)	(3)	(1)
Total interest expense	$86	$56	$174	$114
Second quarter and six months – Fiscal 2018 vs Fiscal 2017

•
Cash interest expense primarily included interest expense related to our senior notes, term loans and commercial paper and commitment/letter of credit fees incurred on our revolving credit facility. The increase in cash interest expense in fiscal 2018 was primarily due to debt issued in connection with the AdvancePierre acquisition.

Other (Income) Expense, net

in millions	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Total other (income) expense, net	$(9)	$(3)	$(10)	$11
Six months – Fiscal 2018

•	Included $9 million of equity earnings in joint ventures and $2 million in net foreign currency exchange losses.
Six months – Fiscal 2017

•
Included $16 million of legal cost related to a 1995 plant closure of an apparel manufacturing facility operated by a former subsidiary of The Hillshire Brands Company, which was acquired by us in fiscal 2014. Also, included $6 million of income from equity earnings in joint ventures and $1 million in net foreign currency exchange losses.

Effective Tax Rate

Three Months Ended		Six Months Ended
March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
25.3%	34.3%	(54.0)%	34.7%
Our effective income tax rate was 25.3% for the second quarter of fiscal 2018 compared to 34.3% for the same period of fiscal 2017, and the effective income tax rate for the six months of fiscal 2018 and 2017 were (54.0)% and 34.7%, respectively. The effective tax rates for the second quarter and six months of fiscal 2018 reflect impacts of the Tax Cuts and Jobs Act signed into law on December 22, 2017. These impacts include a $9 million benefit and $1,003 million benefit for the second quarter and six months, respectively, related to the remeasurement of deferred taxes, as well as a 24.5% statutory federal income tax rate for fiscal 2018 compared to the 35% statutory federal income tax rate effective for the prior year. The effective tax rate for the second quarter and six months of fiscal 2018 include 1.1% and 1.9% benefit, respectively, related to excess tax benefits associated with share-based payments to employees; similar tax benefits were recorded as adjustments to equity in years prior to our adoption of new accounting guidance in the first quarter of fiscal 2018. Additionally, the impairment related to the anticipated sale of non-protein businesses held for sale is not deductible for tax purposes and negatively impacted the second quarter and six months effective tax rates by 4.4% and 1.9%, respectively.
We currently expect an annual effective tax rate of approximately (7.5)% in fiscal 2018 and 25% in 2019. For further description refer to Part I, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 9: Income Taxes.
Segment Results
We operate in four segments: Beef, Pork, Chicken, and Prepared Foods. The following table is a summary of sales and operating income (loss), which is how we measure segment profit.

in millions	Sales
	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Beef	$3,681	$3,487	$7,567	$7,015
Pork	1,265	1,302	2,548	2,554
Chicken	2,959	2,798	5,956	5,504
Prepared Foods	2,147	1,751	4,439	3,646
Other	82	82	170	172
Intersegment sales	(361)	(337)	(678)	(626)
Total	$9,773	$9,083	$20,002	$18,265

in millions	Operating Income (Loss)
	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Beef	$92	$126	$348	$425
Pork	67	141	218	388
Chicken	231	233	503	496
Prepared Foods	123	87	384	277
Other	(15)	(16)	(28)	(33)
Total	$498	$571	$1,425	$1,553
Beef Segment Results

in millions	Three Months Ended			Six Months Ended
	March 31, 2018	April 1, 2017	Change	March 31, 2018	April 1, 2017	Change
Sales	$3,681	$3,487	$194	$7,567	$7,015	$552
Sales volume change			1.8%			3.2%
Average sales price change			3.7%			4.5%
Operating income	$92	$126	$(34)	$348	$425	$(77)
Operating margin	2.5%	3.6%		4.6%	6.1%
Second quarter and six months – Fiscal 2018 vs Fiscal 2017

•	Sales Volume – Sales volume increased for the six months and second quarter of fiscal 2018 due to improved availability of cattle supply, stronger demand for our beef products and increased exports.

•
Average Sales Price – Average sales price increased for the six months and second quarter of fiscal 2018 as demand for our beef products and strong exports outpaced the increase in live cattle supplies.

•
Operating Income – Operating income for the six months and second quarter of fiscal 2018 remained strong, although below prior year's record results, as we continued to maximize our revenues relative to the higher live fed cattle costs, partially offset by increased labor and freight costs and one-time cash bonus to frontline employees of $27 million incurred in the second quarter of fiscal 2018.

Pork Segment Results

in millions	Three Months Ended			Six Months Ended
	March 31, 2018	April 1, 2017	Change	March 31, 2018	April 1, 2017	Change
Sales	$1,265	$1,302	$(37)	$2,548	$2,554	$(6)
Sales volume change			(1.1)%			(1.9)%
Average sales price change			(1.8)%			1.6%
Operating income	$67	$141	$(74)	$218	$388	$(170)
Operating margin	5.3%	10.8%		8.6%	15.2%
Second quarter and six months – Fiscal 2018 vs Fiscal 2017

•	Sales Volume – Sales volume decreased for the six months and second quarter of fiscal 2018 as a result of balancing our supply with customer demand during a period of margin compression.

•
Average Sales Price – Average sales price increased for the six months of fiscal 2018 due to price increases in the first quarter of fiscal 2018 associated with higher livestock costs. In the second quarter of fiscal 2018, average sales price decreased as livestock costs fell.

•
Operating Income – While reduced compared to the prior year record results, operating income for the six months and second quarter of fiscal 2018 remained strong as we maximized our revenues relative to the live hog markets due to operational and mix performance, which were partially offset by margin compression, higher labor and freight costs and one-time cash bonus to frontline employees of $12 million incurred in the second quarter of fiscal 2018.

Chicken Segment Results

in millions	Three Months Ended			Six Months Ended
	March 31, 2018	April 1, 2017	Change	March 31, 2018	April 1, 2017	Change
Sales	$2,959	$2,798	$161	$5,956	$5,504	$452
Sales volume change			2.0%			4.6%
Average sales price change			3.6%			3.4%
Operating income	$231	$233	$(2)	$503	$496	$7
Operating margin	7.8%	8.3%		8.4%	9.0%
Second quarter and six months – Fiscal 2018 vs Fiscal 2017

•
Sales Volume – Sales volume was up for the six months and second quarter of fiscal 2018 due to strong demand for our chicken products along with the incremental volume from the AdvancePierre acquisition.

•	Average Sales Price – Average sales price increased for the six months and second quarter of fiscal 2018 due to sales mix changes.

•
Operating Income – Operating income remained strong for the six months and second quarter of fiscal 2018 as we benefited from $37 million and $23 million, respectively, of Financial Fitness Program cost savings, in addition to positive impacts from incremental AdvancePierre results and slightly lower feed costs, partially offset by increased labor, freight and growout expenses and one-time cash bonus to frontline employees of $51 million incurred in the second quarter of fiscal 2018.

Prepared Foods Segment Results

in millions	Three Months Ended			Six Months Ended
	March 31, 2018	April 1, 2017	Change	March 31, 2018	April 1, 2017	Change
Sales	$2,147	$1,751	$396	$4,439	$3,646	$793
Sales volume change			10.9%			11.3%
Average sales price change			10.6%			9.4%
Operating income	$123	$87	$36	$384	$277	$107
Operating margin	5.7%	5.0%		8.7%	7.6%
Second quarter and six months – Fiscal 2018 vs Fiscal 2017

•	Sales Volume – Sales volume increased for the six months and second quarter of fiscal 2018 primarily from incremental volume from the AdvancePierre acquisition.

•
Average Sales Price – Average sales price increased for the six months and second quarter from higher input costs of $90 million and $45 million, respectively, and product mix which was positively impacted by the acquisition of AdvancePierre.

•
Operating Income – Operating income increased for the six months and second quarter of fiscal 2018 due to $62 million and $38 million, respectively, of Financial Fitness Program cost savings, in addition to positive impacts from improved mix and incremental AdvancePierre results, partially offset by higher input and freight costs and one-time cash bonus to frontline employees of $19 million incurred in the second quarter of fiscal 2018. Additionally, operating income was impacted in the second quarter of fiscal 2018 by a $75 million impairment related to the divestiture of non-protein business and was impacted in the second quarter of fiscal 2017 by a $52 million impairment of our San Diego Prepared Foods operation.

Other Results

in millions	Three Months Ended			Six Months Ended
	March 31, 2018	April 1, 2017	Change	March 31, 2018	April 1, 2017	Change
Sales	$82	$82	$—	$170	$172	$(2)
Operating loss	$(15)	$(16)	$1	$(28)	$(33)	$5
Second quarter and six months – Fiscal 2018 vs Fiscal 2017

•	Sales – Sales slightly decreased in the six months of fiscal 2018 due to a decline in sales volume in our foreign chicken production operations.

•	Operating Loss – Operating loss improved in the second quarter and six months of fiscal 2018 primarily from lower third-party merger and integration costs.

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
Cash Flows from Operating Activities

in millions	Six Months Ended
	March 31, 2018	April 1, 2017
Net income	$1,948	$935
Non-cash items in net income:
Depreciation and amortization	459	356
Deferred income taxes	(938)	(28)
Other, net	132	88
Net changes in operating assets and liabilities	(462)	(369)
Net cash provided by operating activities	$1,139	$982

•	Deferred income taxes for the six months ended March 31, 2018, included a $1,003 million benefit related to remeasurement of net deferred income tax liabilities at newly enacted tax rates.

•	Cash flows associated with net changes in operating assets and liabilities for the six months ended:

•
March 31, 2018 – Decreased primarily due to increased inventory and decreased accounts receivable, accounts payable and accrued employee costs. The increase in inventory is primarily due to seasonality and planned inventory builds. The decrease in accounts receivable, accounts payable and accrued employee costs are primarily due to timing of sales and payments.

•
April 1, 2017 – Decreased primarily due to increased inventory and accounts receivable and decreased accounts payable and accrued employee costs. The increase in inventory is primarily due to seasonality and planned inventory builds and the increase in accounts receivable is largely due to timing of sales. The decrease in accounts payable and accrued employee costs are primarily due to timing of sales and payments.

•
Incremental tax reform cash flow in fiscal 2018 is expected to approximate $300 million which we intend to invest in our frontline team members and to sustainably grow our businesses. As part of this, we recognized expense of $109 million in one-time cash bonuses to our frontline employees in the second quarter of fiscal 2018.

•
Other, net for the six months ended March 31, 2018, primarily encompassed impairments and non-cash stock compensation expense, which included $101 million of impairments related to the expected sale of a non-protein business.

Cash Flows from Investing Activities

in millions	Six Months Ended
	March 31, 2018	April 1, 2017
Additions to property, plant and equipment	$(559)	$(467)
(Purchases of)/Proceeds from marketable securities, net	(1)	(1)
Acquisition, net of cash acquired	(226)	—
Proceeds from sale of business	125	—
Other, net	(25)	(10)
Net cash used for investing activities	$(686)	$(478)

•
Additions to property, plant and equipment included spending for production growth, safety and animal well-being, in addition to acquiring new equipment, infrastructure replacements and upgrades to maintain competitive standing and position us for future opportunities. We expect capital spending for fiscal 2018 to approximate $1.3 billion.

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

Cash Flows from Financing Activities

in millions	Six Months Ended
	March 31, 2018	April 1, 2017
Payments on debt	$(432)	$(45)
Borrowings on revolving credit facility	1,420	1,680
Payments on revolving credit facility	(1,420)	(1,977)
Proceeds from issuance of commercial paper	10,837	725
Repayments of commercial paper	(10,615)	(225)
Purchases of Tyson Class A common stock	(237)	(733)
Dividends	(216)	(158)
Stock options exercised	87	83
Other, net	—	41
Net cash used for financing activities	$(576)	$(609)

•
During the six months of fiscal 2018, we extinguished the $427 million outstanding balance of the Term Loan Tranche B due in August 2019 using cash on hand and proceeds received from the sale of a non-protein business.

•	During the six months of fiscal 2017, we had net payments on our revolver of $297 million. We utilized our revolving credit facility for general corporate purposes.

•
During the six months of fiscal 2018 and 2017, we had net issuances of $222 million and $500 million, respectively, in unsecured short-term promissory notes (commercial paper) pursuant to our commercial paper program. We used the net proceeds from the commercial paper program for general corporate purposes.

•	Purchases of Tyson Class A stock included:

•	$180 million and $692 million of shares repurchased pursuant to our share repurchase program during the six months ended March 31, 2018, and April 1, 2017, respectively.

•	$57 million and $41 million of shares repurchased to fund certain obligations under our equity compensation programs during the six months ended March 31, 2018, and April 1, 2017, respectively.

•
We will resume share repurchases, other than to offset dilution from our equity compensation programs, once our leverage nears our net debt to EBITDA target of 2X, which we anticipate will occur during fiscal 2018.

•	Dividends paid during the six months of fiscal 2018 included a 33% increase to our fiscal 2017 quarterly dividend rate.
Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available at March 31, 2018
Cash and cash equivalents					$198
Short-term investments					2
Revolving credit facility	March 2023	$1,750	$—	$—	1,750
Commercial paper					(1,000)
Total liquidity					$950

•	Liquidity includes cash and cash equivalents, short-term investments, and availability under our revolving credit facility, less outstanding commercial paper balance.

•	At March 31, 2018, we had current debt of $1,128 million, which we intend to repay with cash generated from our operating activities and other liquidity sources.

•
The revolving credit facility supports our short-term funding needs and letters of credit and also serves to backstop our commercial paper program. The letters of credit issued under this facility are primarily in support of leasing and workers’ compensation insurance programs and other legal obligations. Our maximum borrowing under the revolving credit facility during the six months ended March 31, 2018, was $325 million.

•	We expect net interest expense to approximate $340 million for fiscal 2018.

•
At March 31, 2018, approximately $185 million of our cash was held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. We manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. Our intention is to permanently reinvest outside of the United States, the cash held by foreign subsidiaries, or to repatriate the cash only when it is tax efficient to do so. We do not expect the regulatory restrictions or taxes on repatriation to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.

•	Our current ratio was 1.56 to 1 and 1.55 to 1 at March 31, 2018, and September 30, 2017, respectively.
Capital Resources
Credit Facility
Cash flows from operating activities and cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $1.75 billion, to provide additional liquidity for working capital needs, letters of credit, and to backstop our commercial paper program.
At March 31, 2018, we had no outstanding borrowings or outstanding letters of credit issued under this facility, which left $1.75 billion available for borrowing. Our revolving credit facility is funded by a syndicate of 39 banks, with commitments ranging from $0.3 million to $123 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.
Commercial Paper Program
Our commercial paper program provides a low-cost source of borrowing to fund general corporate purposes including working capital requirements. The maximum borrowing capacity under the commercial paper program is $1 billion. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. As of March 31, 2018, $1 billion was outstanding under this program with maturities of less than 105 days.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At March 31, 2018, and September 30, 2017, the ratio of our net debt to EBITDA was 2.7x. Refer to Part I, Item 3, EBITDA Reconciliations, for an explanation and reconciliation to comparable GAAP measures.
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

Ratings Level (S&P/Moody's/Fitch)	Facility Fee Rate	All-in Borrowing Spread
A-/A3/A- or above	0.090%	1.000%
BBB+/Baa1/BBB+	0.100%	1.125%
BBB/Baa2/BBB (current level)	0.125%	1.250%
BBB-/Baa3/BBB-	0.175%	1.375%
BB+/Ba1/BB+ or lower	0.225%	1.625%
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
We were in compliance with all debt covenants at March 31, 2018.
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
Commodities Risk: We purchase certain commodities, such as grains and livestock in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of March 31, 2018, and September 30, 2017, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis included hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value		in millions
	March 31, 2018	September 30, 2017
Livestock:
Live Cattle	$6	$23
Lean Hogs	1	16
Grain:
Corn	26	17
Soy Meal	11	13
Interest Rate Risk: At March 31, 2018, we had variable rate debt of $2,550 million with a weighted average interest rate of 2.4%. A hypothetical 10% increase in interest rates effective at March 31, 2018, and September 30, 2017, would have a minimal effect on interest expense.

Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At March 31, 2018, we had fixed-rate debt of $7,450 million with a weighted average interest rate of 4.1%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $149 million at March 31, 2018, and $150 million at September 30, 2017. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
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
Foreign Currency Risk: We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Japanese yen and the Mexican peso. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates related to the foreign exchange forward and option contracts would have had an inconsequential impact at March 31, 2018 and $7 million impact on pretax income at September 30, 2017.
Concentration of Credit Risk: Refer to our market risk disclosures set forth in our 2017 Annual Report filed on Form 10-K for the year ended September 30, 2017, for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2017 Annual Report.

EBITDA Reconciliations
A reconciliation of net income to EBITDA is as follows (in millions, except ratio data):

	Six Months Ended		Fiscal Year Ended	Twelve Months Ended
	March 31, 2018	April 1, 2017	September 30, 2017	March 31, 2018

Net income	$1,948	$935	$1,778	$2,791
Less: Interest income	(4)	(3)	(7)	(8)
Add: Interest expense	174	114	279	339
Add: Income tax (benefit) expense	(683)	496	850	(329)
Add: Depreciation	353	314	642	681
Add: Amortization (a)	101	38	106	169
EBITDA	$1,889	$1,894	$3,648	$3,643

Total gross debt			$10,203	$10,000
Less: Cash and cash equivalents			(318)	(198)
Less: Short-term investments			(3)	(2)
Total net debt			$9,882	$9,800

Ratio Calculations:
Gross debt/EBITDA			2.8x	2.7x
Net debt/EBITDA			2.7x	2.7x

(a)
Excludes the amortization of debt issuance and debt discount expense of $5 million and $4 million for the six months ended March 31, 2018, and April 1, 2017, respectively, $13 million for the fiscal year ended September 30, 2017, and $14 million for the twelve months ended March 31, 2018, as it is included in interest expense.

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
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.
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
On April 23, 2015, the United States Environmental Protection Agency (EPA) issued a Finding and Notice of Violation (NOV) to Tyson Foods, Inc. and our subsidiary, Southwest Products, LLC, alleging violations of the California Truck and Bus Regulation. The NOV alleged that certain diesel-powered trucks operated by us in California did not comply with California’s emission requirements for in-use trucks and that we did not verify the compliance status of independent carriers hired to carry products in California. In June 2017, the EPA withdrew this proposal and referred the matter to the California Air Resources Board (CARB). We are cooperating with the CARB and, in July 2017, we signed a tolling agreement with the CARB. The CARB has proposed a civil penalty of $357,000.
On June 17, 2014, the Missouri attorney general filed a civil lawsuit against us in the Circuit Court of Barry County, Missouri, concerning an incident that occurred in May 2014 in which some feed supplement was discharged from our plant in Monett, Missouri, to the City of Monett’s wastewater treatment plant allegedly leading to a fish kill in a local stream and odor issues around the plant. In January 2015, a consent judgment was entered that resolved the lawsuit. The judgment required payment of $540,000, which included amounts for penalties, cost recovery and supplemental environmental projects. We subsequently satisfied all these requirements, and the consent judgment was terminated in January 2017. Following a criminal investigation by the EPA into the incident, one of the Company’s subsidiaries, Tyson Poultry, Inc., pled guilty to two misdemeanor violations of the federal Clean Water Act pursuant to a plea agreement conditionally approved on September 27, 2017 by the United States District Court for the Western District of Missouri. Under the terms of the plea agreement, Tyson Poultry, Inc. has agreed to pay a $2 million fine, to make a $500,000 community service payment and to fund third-party environmental audits of numerous feed mills and wastewater treatment plants. The court approved the plea agreement on February 27, 2018.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Dec. 31, 2017 to Jan. 27, 2018	94,892		$80.66	—		26,308,694
Jan. 28, 2018 to Mar. 3, 2018	843,635		75.35	796,963		25,511,731
Mar. 4, 2018 to Mar. 31, 2018	31,195		74.15	—		25,511,731
Total	969,722	(2)	$75.84	796,963	(3)	25,511,731

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

(2)
We purchased 172,759 shares during the period that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 169,068 shares purchased in open market transactions and 3,691 shares withheld to cover required tax withholdings on the vesting of restricted stock.

(3)	These shares were purchased during the period pursuant to our previously announced stock repurchase program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed with this report.

Exhibit No.		Exhibit Description

10.1
Amended and Restated Credit Agreement, dated as of March 14, 2018, among the Company, the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 20, 2018, Commission File No. 001-14704, and incorporated herein by reference).

10.2
Amendment No. 3 to Term Loan Agreement, dated as of March 16, 2018, by and between the Company and Bank of America, N.A. as lender (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 20, 2018, Commission File No. 001-14704, and incorporated herein by reference).

10.3	*	Amended and restated Tyson Foods, Inc. 2000 Stock Incentive Plan effective February 8, 2018.

12.1		Ratio of Earnings to Fixed Charges

31.1		Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements.

	*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: May 7, 2018	/s/ Stewart Glendinning
Stewart Glendinning
Executive Vice President and Chief Financial Officer

Date: May 7, 2018	/s/ Curt T. Calaway
Curt T. Calaway
Senior Vice President, Controller and Chief Accounting Officer