Form 10-Q
period 2018-06-30
TYSON FOODS INC
filed 2018-08-06
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2018.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	295,919,925
Class B Common Stock, $0.10 Par Value (Class B stock)	70,010,355
TABLE OF CONENTS
PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Sales	$10,051	$9,850	$30,053	$28,115
Cost of Sales	8,745	8,648	26,276	24,383
Gross Profit	1,306	1,202	3,777	3,732
Selling, General and Administrative	504	505	1,550	1,482
Operating Income	802	697	2,227	2,250
Other (Income) Expense:
Interest income	(2)	(2)	(6)	(5)
Interest expense	89	71	263	185
Other, net	(8)	11	(18)	22
Total Other (Income) Expense	79	80	239	202
Income before Income Taxes	723	617	1,988	2,048
Income Tax Expense (Benefit)	181	169	(502)	665
Net Income	542	448	2,490	1,383
Less: Net Income Attributable to Noncontrolling Interests	1	1	3	3
Net Income Attributable to Tyson	$541	$447	$2,487	$1,380
Weighted Average Shares Outstanding:
Class A Basic	295	296	296	296
Class B Basic	70	70	70	70
Diluted	369	370	370	371
Net Income Per Share Attributable to Tyson:
Class A Basic	$1.52	$1.24	$6.94	$3.84
Class B Basic	$1.37	$1.12	$6.24	$3.47
Diluted	$1.47	$1.21	$6.72	$3.72
Dividends Declared Per Share:
Class A	$0.300	$0.225	$0.975	$0.750
Class B	$0.270	$0.203	$0.878	$0.675
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net Income	$542	$448	$2,490	$1,383
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	(9)	—	(7)	—
Investments	(1)	(1)	(1)	(1)
Currency translation	(25)	3	(19)	(2)
Postretirement benefits	(3)	(3)	(7)	(4)
Total Other Comprehensive Income (Loss), Net of Taxes	(38)	(1)	(34)	(7)
Comprehensive Income	504	447	2,456	1,376
Less: Comprehensive Income Attributable to Noncontrolling Interests	1	1	3	3
Comprehensive Income Attributable to Tyson	$503	$446	$2,453	$1,373
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	June 30, 2018	September 30, 2017
Assets
Current Assets:
Cash and cash equivalents	$170	$318
Accounts receivable, net	1,684	1,675
Inventories	3,378	3,239
Other current assets	196	219
Assets held for sale	649	807
Total Current Assets	6,077	6,258
Net Property, Plant and Equipment	5,925	5,568
Goodwill	9,498	9,324
Intangible Assets, net	6,405	6,243
Other Assets	733	673
Total Assets	$28,638	$28,066

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$1,308	$906
Accounts payable	1,546	1,698
Other current liabilities	1,251	1,424
Liabilities held for sale	7	4
Total Current Liabilities	4,112	4,032
Long-Term Debt	8,852	9,297
Deferred Income Taxes	2,050	2,979
Other Liabilities	1,187	1,199
Commitments and Contingencies (Note 17)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 378 million shares	38	38
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,376	4,378
Retained earnings	11,913	9,776
Accumulated other comprehensive (loss) gain	(18)	16
Treasury stock, at cost – 82 million shares at June 30, 2018 and 80 million shares at September 30, 2017	(3,890)	(3,674)
Total Tyson Shareholders’ Equity	12,426	10,541
Noncontrolling Interests	11	18
Total Shareholders’ Equity	12,437	10,559
Total Liabilities and Shareholders’ Equity	$28,638	$28,066
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	June 30, 2018	July 1, 2017
Cash Flows From Operating Activities:
Net income	$2,490	$1,383
Depreciation and amortization	697	543
Deferred income taxes	(920)	(25)
Other, net	160	106
Net changes in operating assets and liabilities	(503)	(558)
Cash Provided by Operating Activities	1,924	1,449
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(887)	(782)
Purchases of marketable securities	(28)	(47)
Proceeds from sale of marketable securities	27	45
Acquisitions, net of cash acquired	(608)	(3,081)
Proceeds from sale of business	125	—
Other, net	(52)	(2)
Cash Used for Investing Activities	(1,423)	(3,867)
Cash Flows From Financing Activities:
Payments on debt	(554)	(1,557)
Proceeds from issuance of long-term debt	250	4,545
Borrowings on revolving credit facility	1,755	1,750
Payments on revolving credit facility	(1,725)	(2,050)
Proceeds from issuance of commercial paper	16,549	4,043
Repayments of commercial paper	(16,327)	(3,353)
Payment of AdvancePierre TRA liability	—	(223)
Purchases of Tyson Class A common stock	(367)	(768)
Dividends	(324)	(238)
Stock options exercised	97	128
Other, net	(1)	22
Cash (Used for) Provided by Financing Activities	(647)	2,299
Effect of Exchange Rate Changes on Cash	(2)	1
Decrease in Cash and Cash Equivalents	(148)	(118)
Cash and Cash Equivalents at Beginning of Year	318	349
Cash and Cash Equivalents at End of Period	$170	$231
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
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly our financial position as of June 30, 2018, and the results of operations for the three and nine months ended June 30, 2018, and July 1, 2017. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
Recently Issued Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board ("FASB") issued guidance that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the "Tax Cuts and Jobs Act" (the "Tax Act"). The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2018, our fiscal 2020. Early adoption is permitted and entities will have the choice to apply either in the period of adoption or retrospectively to each period in which the effect of the change in the federal income tax rate in the Tax Act. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
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
In March 2017, the FASB issued guidance that shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2018, our fiscal 2020. Early adoption is permitted and the modified retrospective transition method should be applied. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
In March 2017, the FASB issued guidance that will change the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost will be included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost will be presented separately outside of operating income. Additionally, only the service cost component will be eligible for capitalization when applicable. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted and the retrospective transition method should be applied for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement, and the prospective transition method should be applied, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. We plan to adopt this guidance beginning in the first quarter of fiscal 2019. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.
In November 2016, the FASB issued guidance that requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted and the retrospective transition method should be applied. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.
In October 2016, the FASB issued guidance that requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the period in which the transfer occurs. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted and the modified retrospective transition method should be applied. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.
In August 2016, the FASB issued guidance that aims to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted and the retrospective transition method should be applied. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.
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
In February 2016, the FASB issued guidance that created new accounting and reporting guidelines for leasing arrangements. The guidance requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses and cash flows arising from a lease will depend on classification as a finance or operating lease. The guidance also requires qualitative and quantitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2018, our fiscal 2020. Early adoption is permitted and the modified retrospective method should be applied. While we are still evaluating the impact this guidance will have on our consolidated financial statements and related disclosures, we have completed our initial scoping reviews and have made progress in our assessment phase as we continue to identify our leasing processes that will be impacted by the new standard. We have also made progress in developing the policy elections we will make upon adoption and we are implementing software to meet the reporting requirements of this standard. We expect our financial statement disclosures will be expanded to present additional details of our leasing arrangements. Although we expect the impacts to be material, at this time we are unable to reasonably estimate the expected increase in assets and liabilities on our consolidated balance sheets or the impacts to our consolidated financial statements upon adoption.
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
In May 2014, the FASB issued guidance that changes the criteria for recognizing revenue. The guidance provides for a single five-step model to be applied to all revenue contracts with customers. The standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. This guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted for fiscal years beginning after December 15, 2016, our fiscal 2018.

We plan to adopt this guidance using the modified retrospective transition method beginning in the first quarter of fiscal 2019. We continue to evaluate the impact of the adoption of this guidance, but currently, do not expect the new guidance to materially impact our consolidated financial statements other than additional disclosure requirements.
Changes in Accounting Principles
In March 2018, the FASB issued guidance that clarifies application of Topic 740 in regards to the Tax Act enacted December 22, 2017. The guidance requires provisional amounts to be reported within the reporting period in which the Tax Act was enacted if a reasonable estimate can be determined or within the measurement period not to exceed one year from the enactment date by which accounting is required to be completed in accordance with Topic 740. Any provisional amounts or adjustments to provisional amounts reported in the measurement period should be included in income from continuing operations as an adjustment to tax expense or benefit in the reporting period the amounts are determined. The guidance was effective immediately and we adopted this guidance in the first quarter of fiscal 2018. The impact of adoption had a material impact to our financial statements (see Note 9: Income Taxes).
In March 2016, the FASB issued guidance that simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows and impact on earnings per share. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016, our fiscal 2018. We adopted this guidance in the first quarter of fiscal 2018. The guidance requires all income tax effects of share-based payment awards to be recognized in the consolidated statements of income when the awards vest or are settled, which is a change from the current guidance that requires such activity to be recorded in capital in excess of par value within stockholders' equity. We adopted this guidance prospectively which may create volatility in our effective tax rate when adopted depending largely on future events and other factors, which may include our stock price, timing of stock option exercises, and the value realized upon vesting or exercise of shares compared to the grant date fair value of those shares. For the three and nine months ended June 30, 2018, the recorded tax benefit was not material. In addition, when calculating potential common shares used to determine diluted earnings per share this guidance requires that assumed proceeds under the treasury stock method be modified to exclude the amount of excess tax benefits that would have been recognized in additional paid-in capital. These changes were applied on a prospective basis which did not have a material impact to diluted earnings per share for the three and nine months ended June 30, 2018. Under the new guidance, companies can also make an accounting policy election to either estimate forfeitures each period or to account for forfeitures as they occur. We changed our accounting policy to account for forfeitures as they occur using the modified retrospective transition method which did not have a material impact on our consolidated financial statements. The guidance changes the presentation of excess tax benefits from a financing activity to an operating activity in the consolidated statements of cash flows. We applied this change prospectively, and thus, prior periods have not been adjusted. This guidance also requires the presentation related to cash paid to a taxing authority when shares are withheld to satisfy the statutory income tax withholding obligation to a financing activity in the consolidated statements of cash flows. The adoption of this standard did not have a material impact on our consolidated statements of cash flows.
In July 2015, the FASB issued guidance that requires management to evaluate inventory at the lower of cost and net realizable value. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016, our fiscal 2018. The prospective transition method was applied. We adopted this guidance in the first quarter of fiscal 2018 and it did not have a material impact on our consolidated financial statements.
NOTE 2: ACQUISITIONS AND DISPOSITIONS
Acquisitions
On June 4, 2018, we acquired Tecumseh Poultry, LLC, a vertically integrated value-added protein business for $382 million, net of cash acquired, as part of our strategy to grow in the high quality, branded poultry market. Its results, subsequent to the acquisition closing, are included in our Chicken segment. The preliminary purchase price allocation included $13 million of net working capital, including $1 million of cash acquired, $49 million of Property, Plant and Equipment, $227 million of Intangible Assets and $94 million of Goodwill. Intangible Assets included $193 million assigned to brands and trademarks which will be amortized over 20 years. All of the goodwill acquired is deductible for tax purposes. Certain estimated values for the acquisition, including goodwill, intangible assets, and property, plant and equipment, are not yet finalized and are subject to revision as additional information becomes available and more detailed analyses are completed.
On May 14, 2018, we entered into an agreement to acquire American Proteins, Inc., a poultry rendering and blending operation for approximately $850 million, as part of our strategic expansion and sustainability initiatives. Its results, subsequent to closing, will be included in our Chicken segment. The agreement is subject to customary closing conditions and we expect to close in the fourth quarter of fiscal 2018.
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

in millions (unaudited)	Three Months Ended	Nine Months Ended
	July 1, 2017	July 1, 2017
Pro forma sales	$10,117	$29,185
Pro forma net income attributable to Tyson	491	1,434
Pro forma net income per diluted share attributable to Tyson	$1.33	$3.87
Dispositions
On April 24, 2017, we announced our intent to sell three non-protein businesses as part of our strategic focus on protein brands. These businesses, which are all part of our Prepared Foods segment, included Sara Lee® Frozen Bakery, Kettle and Van’s® and produce items such as frozen desserts, waffles, snack bars, and soups, sauces and sides. The sale is also expected to include the Chef Pierre®, Bistro Collection®, Kettle Collection™, and Van’s® brands, a license to use the Sara Lee® brand in various channels, as well as our Tarboro, North Carolina, Fort Worth, Texas, and Traverse City, Michigan, prepared foods facilities. In the first quarter of fiscal 2018, we made the decision to sell our pizza crust business, which is also included in our Prepared Foods segment, as part of our strategic focus on protein brands. We anticipate closing on this sale in the fourth quarter of fiscal 2018.
We completed the sale of our Kettle business on December 30, 2017, and received net proceeds of $125 million including a working capital adjustment. As a result of the sale, we recorded a pretax gain of $22 million, which is reflected in Cost of Sales in our Consolidated Condensed Statement of Income for the nine months ended June 30, 2018. We utilized the net proceeds to pay down term loan debt.
On May 31, 2018, we entered into a definitive agreement to sell our Sara Lee® Frozen Bakery and Van’s® businesses for approximately $615 million, subject to certain adjustments. The sale of these businesses subsequently closed on July 30, 2018. We had no impairment charges for these businesses for the three months ended June 30, 2018, and recorded pretax impairment charges totaling $101 million for the nine months ended June 30, 2018, due to revised estimates of the businesses' fair value based on expected net sales proceeds. The impairment charges were recorded in Cost of Sales in our Consolidated Condensed Statement of Income, and primarily consisted of goodwill previously classified within assets held for sale.
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

The following table summarizes the net assets and liabilities held for sale:

		in millions
	June 30, 2018	September 30, 2017
Assets held for sale:
Accounts receivable, net	$—	$2
Inventories	83	109
Net Property, Plant and Equipment	181	192
Other current assets	1	1
Goodwill	193	312
Intangible Assets, net	191	191
Total assets held for sale	$649	$807
Liabilities held for sale:
Accounts payable	$1	$1
Other current liabilities	6	3
Total liabilities held for sale	$7	$4
NOTE 3: INVENTORIES
Processed products, livestock and supplies and other are valued at the lower of cost and net realizable value. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories.
At June 30, 2018, 64% of the cost of inventories was determined by the first-in, first-out ("FIFO") method as compared to 63% at September 30, 2017. The remaining cost of inventories for both periods is determined by the weighted-average method.
The following table reflects the major components of inventory (in millions):

	June 30, 2018	September 30, 2017
Processed products	$1,950	$1,947
Livestock	966	874
Supplies and other	462	418
Total inventory	$3,378	$3,239
NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	June 30, 2018	September 30, 2017
Land	$142	$138
Buildings and leasehold improvements	4,026	3,878
Machinery and equipment	7,429	7,111
Land improvements and other	348	323
Buildings and equipment under construction	727	492
	12,672	11,942
Less accumulated depreciation	6,747	6,374
Net property, plant and equipment	$5,925	$5,568

NOTE 5: RESTRUCTURING AND RELATED CHARGES
In the fourth quarter of fiscal 2017, our Board of Directors approved a multi-year restructuring program (the “Financial Fitness Program”), which is expected to contribute to the Company’s overall strategy of financial fitness through increased operational effectiveness and overhead reduction. The Company currently anticipates the Financial Fitness Program will result in cumulative pretax charges, once implemented, of approximately $253 million which consist primarily of severance and employee related costs, impairments and accelerated depreciation of technology assets, incremental costs to implement new technology, and contract termination costs. As part of this program, we anticipate eliminating approximately 550 positions across several areas and job levels with most of the eliminated positions originating from the corporate offices in Springdale, Arkansas; Chicago, Illinois; and Cincinnati, Ohio. For the three and nine months ended June 30, 2018, the Company recognized restructuring and related charges of $14 million and $45 million associated with the Financial Fitness Program, respectively.
The following table reflects the pretax impact of restructuring and related charges in our Consolidated Condensed Statements of Income:

in millions
	Three Months Ended	Nine Months Ended
	June 30, 2018	June 30, 2018
Cost of Sales	$—	$—
Selling, General and Administrative expenses	14	45
Total restructuring and related charges, pretax	$14	$45
The following table reflects the pretax impact of restructuring and related charges incurred in the three and nine months ended June 30, 2018, the program charges to date and the total estimated program charges, by our reportable segments:

				in millions
	Three Months Ended	Nine Months Ended	Financial Fitness Program charges to date
	June 30, 2018	June 30, 2018	June 30, 2018	Total estimated Financial Fitness Program charges
Beef	$1	$3	$11	$18
Pork	—	1	4	7
Chicken	7	22	78	102
Prepared Foods	6	19	101	125
Other	—	—	1	1
Total restructuring and related charges, pretax	$14	$45	$195	$253
For the three and nine months ended June 30, 2018, the restructuring and related charges consisted of $0 million and $4 million of severance and employee related costs, respectively, and $14 million and $41 million of technology related costs, respectively. The majority of the remaining estimated charges are related to incremental costs to implement new technology and accelerated depreciation of technology assets.
The following table reflects our liability related to restructuring charges which were recognized in other current liabilities in our Consolidated Condensed Balance Sheets as of June 30, 2018:

in millions
	Liability as of September 30, 2017	Restructuring charges	Payments	Other	Liability as of June 30, 2018
Severance and employee related costs	$47	$4	$32	$—	$19
Contract termination	22	—	20	—	2
Total	$69	$4	$52	$—	$21

NOTE 6: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	June 30, 2018	September 30, 2017
Accrued salaries, wages and benefits	$494	$673
Other	757	751
Total other current liabilities	$1,251	$1,424
NOTE 7: DEBT
The major components of debt are as follows (in millions):

	June 30, 2018	September 30, 2017
Revolving credit facility	$30	$—
Commercial paper	1,000	778
Senior notes:
7.00% Notes due May 2018	—	120
Notes due May 2019 (2.77% at 6/30/2018)	300	300
2.65% Notes due August 2019	1,000	1,000
Notes due June 2020 (2.87% at 6/30/2018)	350	350
Notes due August 2020 (2.78% at 6/30/2018)	400	400
4.10% Notes due September 2020	281	282
2.25% Notes due August 2021	500	500
4.50% Senior notes due June 2022	1,000	1,000
3.95% Notes due August 2024	1,250	1,250
3.55% Notes due June 2027	1,350	1,350
7.00% Notes due January 2028	18	18
6.13% Notes due November 2032	161	162
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	500	500
4.55% Notes due June 2047	750	750
Discount on senior notes	(13)	(15)
Term loans:
Tranche B due August 2019	—	427
Tranche B due August 2020 (2.93% at 6/30/2018)	750	500
Other	76	81
Unamortized debt issuance costs	(43)	(50)
Total debt	10,160	10,203
Less current debt	1,308	906
Total long-term debt	$8,852	$9,297
Revolving Credit Facility
In March 2018, we amended our existing credit facility which, among other things, increased our line of credit from $1.5 billion to $1.75 billion. This facility supports short-term funding needs and serves as a backstop to our commercial paper program and will mature and the commitments thereunder will terminate in March 2023. Amounts available for borrowing under this facility totaled $1.72 billion at June 30, 2018, before deducting amounts to backstop our commercial paper program. At June 30, 2018, we had no outstanding letters of credit issued under this facility. At June 30, 2018, we had $105 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of leasing and workers’ compensation insurance programs and other legal obligations.

If in the future any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility.

Commercial Paper Program
We have a commercial paper program under which we may issue unsecured short-term promissory notes ("commercial paper") up to an aggregate maximum principal amount of $1 billion as of June 30, 2018. As of June 30, 2018, we had $1 billion of commercial paper outstanding at a weighted average interest rate of 2.31% with maturities of less than 50 days.
Term Loan Tranche B due August 2020
On June 8, 2018, we amended our existing term loan agreement which increased the principal amount borrowed from $500 million to $750 million. Proceeds from the borrowings were primarily used to fund an acquisition.
7.00% Notes due May 2018
During the third quarter of fiscal 2018, we extinguished the $120 million outstanding balance of the Senior Notes due May 2018 using cash on hand.
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
We were in compliance with all debt covenants at June 30, 2018.
NOTE 8: EQUITY
Share Repurchases
As of June 30, 2018, 23.7 million shares remained available for repurchase under our share repurchase program. The share repurchase program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans.
A summary of share repurchases of our Class A stock is as follows (in millions):

	Three Months Ended				Nine Months Ended
	June 30, 2018		July 1, 2017		June 30, 2018		July 1, 2017
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	1.8	$120	1.3	$80	4.1	$300	12.5	$797
To fund certain obligations under equity compensation plans	0.1	10	0.2	10	0.9	67	0.8	51
Total share repurchases	1.9	$130	1.5	$90	5.0	$367	13.3	$848
NOTE 9: INCOME TAXES
On December 22, 2017, President Trump signed into law the Tax Act. The Tax Act includes significant changes to the U.S. tax code that will affect our fiscal year ending September 29, 2018 and future periods. Changes include, but are not limited to, (1) reducing the corporate federal income tax rate from 35% to 21%, (2) bonus depreciation that will allow for full expensing of qualified property in the year placed in service and (3) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries. Section 15 of the Internal Revenue Code (the "Code") stipulates that our fiscal year ending September 29, 2018, will have a blended corporate tax rate of 24.5%, which is based on the applicable tax rates before and after the Tax Act and the number of days in the year. Additionally, the Tax Act includes the repeal of the domestic production activity deduction, a new provision designed to tax global intangible low-taxed income ("GILTI"), a new provision which allows a deduction for foreign-derived intangible income ("FDII"), and a new provision which institutes a base erosion and anti-abuse tax ("BEAT"), beginning with our fiscal year 2019. We are still evaluating these new international provisions; however, we do not expect them to have a material impact to our financial statements.

Changes in the Code from the Tax Act had a material impact on our financial statements in the nine months of fiscal 2018. Under generally accepted accounting principles ("U.S. GAAP"), specifically ASC Topic 740, Income Taxes, the tax effects of changes in U.S. tax laws must be recognized in the period in which the law is enacted, or December 22, 2017, for the Tax Act. ASC 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred taxes were re-measured based upon the new tax rates. The change in deferred taxes is recorded as an adjustment to our deferred tax provision.
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
Corporate Tax Rate Reduction: The Tax Act reduced the corporate tax rate from 35% to 21%, effective January 1, 2018. This results in a blended corporate tax rate of 24.5% in fiscal year 2018 and 21% thereafter. We analyzed our domestic deferred tax balances to estimate which of those balances are expected to reverse in fiscal 2018 or thereafter, and we re-measured the deferred taxes at 24.5% or 21% accordingly. In the three months ended December 30, 2017, we recorded a discrete net deferred income tax benefit of $994 million with a corresponding provisional reduction to our net deferred income tax liability. In the three months ended March 31, 2018 and June 30, 2018, we recorded an additional $9 million and $1 million, respectively, discrete deferred income tax benefit with a corresponding provisional reduction to our net deferred income tax liability. Remeasurement is expected to change as we receive additional information about the timing of deferred income tax reversals.
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
Our effective tax rate was 25.0% and 27.4% for the third quarter of fiscal 2018 and 2017, respectively, and (25.3)% and 32.5% for the nine months of fiscal 2018 and 2017, respectively. The remeasurement of deferred income taxes at newly enacted tax rates resulted in a $1,004 million, or 50.5%, income tax benefit in the nine months of fiscal 2018. The newly enacted tax legislation results in a 24.5% statutory federal income tax rate for fiscal 2018. The effective tax rate for the nine months of fiscal 2018 also includes a 1.3% benefit related to excess tax benefits associated with share based payments to employees. Changes in tax reserves resulting from the expiration of statutes of limitations and settlements with taxing authorities reduced the effective tax rate for the third quarter of fiscal 2017 by 2.9%, and the tax benefit recognized on the outside basis difference in an asset held for sale reduced the effective tax rate for the third quarter of fiscal 2017 by 4.2%. Additionally, the effective tax rates for the third quarter and nine months of fiscal 2018 and fiscal 2017 were impacted by such items as the domestic production deduction and state income taxes.

Unrecognized tax benefits were $311 million and $316 million at June 30, 2018, and September 30, 2017, respectively.
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
NOTE 10: OTHER INCOME AND CHARGES
During the third quarter of fiscal 2018, we recorded $5 million of equity earnings in joint ventures and $2 million in net foreign currency exchange gains, which were recorded in the Consolidated Condensed Statements of Income in Other, net.
During the nine months of fiscal 2018, we recognized a one-time cash bonus to our hourly frontline employees of $109 million using incremental cash savings from the Tax Act, which was predominantly recorded in the Consolidated Condensed Statements of Income in Cost of Sales, and $14 million of equity earnings in joint ventures, which was recorded in the Consolidated Condensed Statements of Income in Other, net. We had no net foreign currency exchange gains or losses.
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

NOTE 11: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Numerator:
Net income	$542	$448	$2,490	$1,383
Less: Net income attributable to noncontrolling interests	1	1	3	3
Net income attributable to Tyson	541	447	2,487	1,380
Less dividends declared:
Class A	88	66	289	217
Class B	19	14	61	47
Undistributed earnings	$434	$367	$2,137	$1,116

Class A undistributed earnings	$358	$302	$1,762	$920
Class B undistributed earnings	76	65	375	196
Total undistributed earnings	$434	$367	$2,137	$1,116
Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	295	296	296	296
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70	70	70
Effect of dilutive securities:
Stock options, restricted stock and performance units	4	4	4	5
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	369	370	370	371

Net income per share attributable to Tyson:
Class A basic	$1.52	$1.24	$6.94	$3.84
Class B basic	$1.37	$1.12	$6.24	$3.47
Diluted	$1.47	$1.21	$6.72	$3.72
Approximately 1 million of our stock-based compensation shares were antidilutive for the three and nine months ended June 30, 2018 and approximately 1 million for the three and nine months ended July 1, 2017. These shares were not included in the diluted earnings per share calculation.
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

NOTE 12: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors' Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored, using value-at-risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at June 30, 2018.
We had the following aggregated outstanding notional amounts related to our derivative financial instruments (in millions, except soy meal tons):

	Metric	June 30, 2018	September 30, 2017
Commodity:
Corn	Bushels	136	55
Soy meal	Tons	427,900	475,200
Live cattle	Pounds	71	211
Lean hogs	Pounds	90	240
Foreign currency	United States dollar	$75	$58
Interest rate swap	Average monthly debt	$400	$—
We recognize all derivative instruments as either assets or liabilities at fair value in the Consolidated Condensed Balance Sheets, with the exception of normal purchases and normal sales expected to result in physical delivery. For those derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument based upon the exposure being hedged (i.e., cash flow hedge or fair value hedge). We designate certain forward contracts as follows:

•	Cash Flow Hedges – include certain commodity forward and option contracts of forecasted purchases (i.e., grains), interest rate swaps, and certain foreign exchange forward contracts.

•	Fair Value Hedges – include certain commodity forward contracts of firm commitments (i.e., livestock).
Cash Flow Hedges
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes as well as interest rates related to our variable rate debt. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant for the three and nine months ended June 30, 2018, and July 1, 2017. As of June 30, 2018, we have net pretax losses of $12 million for our commodity contracts, and no pretax gains or losses related to our interest rate swaps, expected to be reclassified into earnings within the next 12 months. During the three and nine months ended June 30, 2018, and July 1, 2017, we did not reclassify significant pretax gains or losses into earnings as a result of the discontinuance of cash flow hedges.

The following table sets forth the pretax impact of cash flow hedge derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain (Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain (Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	June 30, 2018	July 1, 2017		June 30, 2018	July 1, 2017
Cash flow hedge – derivatives designated as hedging instruments:
Commodity contracts	$(13)	$(2)	Cost of sales	$—	$—
Interest rate swaps	—	—	Interest expense	—	—
Total	$(13)	$(2)		$—	$—

	Gain (Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain (Loss) Reclassified from OCI to Earnings
	Nine Months Ended			Nine Months Ended
	June 30, 2018	July 1, 2017		June 30, 2018	July 1, 2017
Cash flow hedge – derivatives designated as hedging instruments:
Commodity contracts	$(13)	$(2)	Cost of sales	$(3)	$(1)
Interest rate swaps	—	—	Interest expense	—	—
Total	$(13)	$(2)		$(3)	$(1)
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

					in millions
	Consolidated Condensed Statements of Income Classification	Three Months Ended		Nine Months Ended
		June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Gain (Loss) on forwards	Cost of sales	$11	$(32)	$5	$(16)
Gain (Loss) on purchase contract	Cost of sales	(11)	32	(5)	16
Ineffectiveness related to our fair value hedges was not significant for the three and nine months ended June 30, 2018, and July 1, 2017.
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

The following table sets forth the pretax impact of the undesignated derivative instruments in the Consolidated Condensed Statements of Income (in millions):

	Consolidated Condensed Statements of Income Classification	Gain (Loss) Recognized in Earnings		Gain (Loss) Recognized in Earnings
		Three Months Ended		Nine Months Ended
		June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$21	$41	$—	$117
Commodity contracts	Cost of sales	(58)	(57)	(12)	(103)
Foreign exchange contracts	Other income/expense	(1)	—	(3)	—
Total		$(38)	$(16)	$(15)	$14
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

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

June 30, 2018	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$8	$—	$2	$10
Undesignated	—	37	—	6	43
Available-for-sale securities:
Current	—	2	2	—	4
Other Assets:
Available-for-sale securities:
Non-current	—	43	51	—	94
Deferred compensation assets	17	289	—	—	306
Total assets	$17	$379	$53	$8	$457
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$4	$—	$(4)	$—
Undesignated	—	60	—	(59)	1
Total liabilities	$—	$64	$—	$(63)	$1

September 30, 2017	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$10	$—	$(1)	$9
Undesignated	—	24	—	(3)	21
Available-for-sale securities:
Current	—	2	1	—	3
Other Assets:
Available-for-sale securities:
Non-current	—	45	50	—	95
Deferred compensation assets	23	272	—	—	295
Total assets	$23	$353	$51	$(4)	$423
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$9	$—	$(9)	$—
Undesignated	—	21	—	(17)	4
Total liabilities	$—	$30	$—	$(26)	$4
(a) Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. Additionally, at June 30, 2018, and September 30, 2017, we had $71 million and $22 million, respectively, of cash collateral posted with various counterparties where master netting arrangements exist and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Nine Months Ended
	June 30, 2018	July 1, 2017
Balance at beginning of year	$51	$57
Total realized and unrealized gains (losses):
Included in earnings	—	—
Included in other comprehensive income (loss)	—	(1)
Purchases	14	11
Issuances	—	—
Settlements	(12)	(15)
Balance at end of period	$53	$52
Total gains (losses) for the nine-month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Derivative Assets and Liabilities: Our derivative financial instruments primarily include exchange-traded and over-the-counter contracts which are further described in Note 12: Derivative Financial Instruments. We record our derivative financial instruments at fair value using quoted market prices, adjusted where necessary for credit and non-performance risk and internal models that use readily observable market inputs as their basis, including current and forward market prices and rates. We classify these instruments in Level 2 when quoted market prices can be corroborated utilizing observable current and forward commodity market prices on active exchanges or observable market transactions.
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
The following table sets forth our available-for-sale securities' amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	June 30, 2018			September 30, 2017
	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)
Available-for-sale securities:
Debt securities:
U.S. treasury and agency	$46	$45	$(1)	$47	$47	$—
Corporate and asset-backed	53	53	—	51	51	—

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. Losses on equity securities are recognized in earnings if the decline in value is judged to be other than temporary. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or will more likely than not be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no other than temporary impairment in earnings for the three and nine months ended June 30, 2018, and July 1, 2017. No other than temporary losses were deferred in OCI as of June 30, 2018, and September 30, 2017.
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
In the first and second quarter of fiscal 2018, we recorded $26 million and $75 million of impairment charges, respectively, related to the expected sale of non-protein businesses held for sale, due to revised estimates of the businesses' fair value based on current expected net sales proceeds. The impairment charges were recorded in Cost of Sales in our Consolidated Condensed Statement of Income, and primarily consisted of Goodwill previously classified within Assets held for sale. Our valuation included unobservable Level 3 inputs and was based on expected sales proceeds from a competitive bidding process and ongoing discussions with potential buyers.
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
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	June 30, 2018		September 30, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total debt	$10,070	$10,160	$10,591	$10,203

NOTE 14: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the net periodic cost for the pension and postretirement benefit plans for the three and nine months ended June 30, 2018, and July 1, 2017, are as follows (in millions):

	Pension Plans
	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

Service cost	$1	$4	$5	$10
Interest cost	16	16	48	48
Expected return on plan assets	(16)	(15)	(47)	(44)
Amortization of:
Net actuarial loss	1	1	3	5
Settlement (gain) loss	—	—	—	2
Net periodic cost	$2	$6	$9	$21

	Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

Interest cost	$—	$—	$1	$1
Amortization of:
Prior service credit	(6)	(6)	(18)	(18)
Net periodic cost (credit)	$(6)	$(6)	$(17)	$(17)
We made lump-sum settlement payments of $4 million and $5 million for the nine months ended June 30, 2018 and July 1, 2017, respectively, to certain deferred vested participants within our respective non-qualified and qualified pension plans.
We contributed $9 million to our pension plans for the three months ended June 30, 2018 and July 1, 2017. We contributed $27 million and $31 million to our pension plans for the nine months ended June 30, 2018, and July 1, 2017, respectively. We expect to contribute an additional $2 million during the remainder of fiscal 2018. The amount of contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements in the jurisdictions in which we operate. As a result, the actual funding in fiscal 2018 may differ from the current estimate.
NOTE 15: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended						Nine Months Ended
	June 30, 2018			July 1, 2017			June 30, 2018			July 1, 2017
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax

Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to interest expense	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
(Gain) loss reclassified to cost of sales	—	—	—	—	—	—	3	(1)	2	1	(1)	—
Unrealized gain (loss)	(13)	4	(9)	(2)	2	—	(13)	4	(9)	(2)	2	—

Investments:
Unrealized gain (loss)	(1)	—	(1)	(1)	—	(1)	(1)	—	(1)	(1)	—	(1)

Currency translation:
Translation adjustment	(33)	1	(32)	3	—	3	(27)	1	(26)	(2)	—	(2)
Translation loss reclassified to cost of sales	7	—	7	—	—	—	7	—	7	—	—	—

Postretirement benefits	(5)	2	(3)	(5)	2	(3)	(9)	2	(7)	(8)	4	(4)
Total other comprehensive income (loss)	$(45)	$7	$(38)	$(5)	$4	$(1)	$(40)	$6	$(34)	$(12)	$5	$(7)

NOTE 16: SEGMENT REPORTING
We operate in four reportable segments: Beef, Pork, Chicken, and Prepared Foods. We measure segment profit as operating income (loss). Other primarily includes our foreign chicken production operations in China and India, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC.
On June 7, 2017, we acquired AdvancePierre, a producer and distributor of value-added, convenient, ready-to-eat sandwiches, sandwich components and other entrées and snacks. On November 10, 2017, we acquired a value-added protein business. The results from operations subsequent to the acquisition closings are included in the Prepared Foods and Chicken segments. On June 4, 2018, we acquired Tecumseh Poultry, LLC, a vertically integrated value-added protein business and its results, subsequent to the acquisition closing date, are included in the Chicken segment.
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

Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended				Nine Months Ended
	June 30, 2018		July 1, 2017		June 30, 2018		July 1, 2017
Sales:
Beef	$3,993		$4,000		$11,560		$11,015
Pork	1,197		1,322		3,745		3,876
Chicken	2,973		2,870		8,929		8,374
Prepared Foods	2,132		1,944		6,571		5,590
Other	75		85		245		257
Intersegment sales	(319)		(371)		(997)		(997)
Total sales	$10,051		$9,850		$30,053		$28,115

Operating income (loss):
Beef	$318		$147		$666		$572
Pork	67		136		285		524
Chicken	189		294	(a)	692		790	(a)
Prepared Foods	243		174	(b)	627	(c)	451	(b)
Other	(15)	(d)	(54)	(d)	(43)	(d)	(87)	(d)
Total operating income	802		697		2,227		2,250

Total other (income) expense	79		80	(e)	239		202	(e)

Income before income taxes	$723		$617		$1,988		$2,048
(a) Includes $4 million AdvancePierre purchase accounting and acquisition related costs for the three and nine months ended July 1, 2017.
(b) Includes $21 million AdvancePierre purchase accounting and acquisition related costs for the three and nine months ended July 1, 2017 and a $52 million impairment charge related to our San Diego Prepared Foods operation (see Note 10: Other Income and Charges) for the nine months ended July 1, 2017.
(c) Includes a $79 million impairment net of a realized gain associated with the divestiture of non-protein businesses for the nine months ended June 30, 2018 (see Note 2: Acquisitions and Dispositions).
(d) Other operating loss includes third-party merger and integration costs and corporate overhead of Tyson New Ventures, LLC of $5 million and $45 million for the three months ended June 30, 2018, and July 1, 2017, respectively, and $13 million and $58 million for the nine months ended June 30, 2018, and July 1, 2017, respectively.
(e) Total other (income) expense includes $18 million of acquisition bridge financing fees for the three and nine months ended July 1, 2017.
The Beef segment had sales of $112 million and $116 million in the third quarter of fiscal 2018 and 2017, respectively, and sales of $311 million and $276 million in the nine months of fiscal 2018 and 2017, respectively, from transactions with other operating segments of the Company. The Pork segment had sales of $188 million and $235 million in the third quarter of fiscal 2018 and 2017, respectively, and sales of $620 million and $685 million in the nine months of fiscal 2018 and 2017, respectively, from transactions with other operating segments of the Company. The Chicken segment had sales of $19 million and $20 million in the third quarter of fiscal 2018 and 2017, respectively, and sales of $66 million and $36 million in the nine months of fiscal 2018 and 2017, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were included in the segment sales in the above table.

NOTE 17: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of leases, debt and grower loans, which are substantially collateralized by the underlying assets. The remaining terms of the underlying debt cover periods up to 10 years, and the maximum potential amount of future payments as of June 30, 2018, was $17 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The remaining terms of the lease maturities cover periods over the next 10 years. The maximum potential amount of the residual value guarantees is $103 million, of which $92 million could be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At June 30, 2018, and September 30, 2017, no material liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum commitment associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum commitment as of June 30, 2018 was approximately $350 million. The total receivables under these programs were $2 million at June 30, 2018. There were no receivables under these programs at September 30, 2017. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have no allowance for these programs’ estimated uncollectible receivables at June 30, 2018, and September 30, 2017.
When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Under these agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At June 30, 2018, total amount under these types of arrangements totaled $636 million.
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
On March 1, 2017, we received a civil investigative demand ("CID") from the Office of the Attorney General, Department of Legal Affairs, of the State of Florida. The CID requests information primarily related to possible anticompetitive conduct in connection with the Georgia Dock, a chicken products pricing index formerly published by the Georgia Department of Agriculture. We have been cooperating with the Attorney General’s office.
On June 18, 2018, Wanda Duryea, Matthew Hosking, John McKee, Lisa Melegari, Michael Reilly, Sandra Steffan, Paul Glantz, Edwin Blakey, Jennifer Sullivan, Lisa Axelrod, Anbessa Tufa and Christina Hall, acting on behalf of themselves individually and on behalf of a putative plaintiff class consisting of all persons and entities who indirectly purchased pork, filed a class action complaint against us and certain of our pork subsidiaries, as well as several other pork processing companies, in the federal district court for the District of Minnesota. Subsequent to the filing of the initial complaint, additional lawsuits making similar claims on behalf of putative classes of direct and indirect purchasers were also filed in the same court. To date, four separate direct purchaser actions and four separate indirect purchaser actions have been filed, all in the District of Minnesota. The complaints allege, among other things, that beginning in January 2009 the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork and pork products in violation of United States antitrust laws. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The plaintiffs are seeking treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes.
Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission ("NLRC") from 1998 through July 1999. The complaint was filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines in 1995 by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In late 2004, a labor arbiter ruled against the respondents and awarded the complainants PHP3,453,664,710 (approximately US $65 million) in damages and fees. The respondents appealed the labor arbiter's ruling, and it was subsequently set aside by the NLRC in December 2006. Subsequent to the NLRC’s decision, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. While various of those appeals, motions and/or petitions were pending, The Hillshire Brands Company, on June 23, 2014, without admitting liability, filed a settlement motion requesting that the Supreme Court of the Philippines order dismissal with prejudice of all claims against it and certain other respondents in exchange for payments allocated by the court among the complainants in an amount not to exceed PHP342,287,800 (approximately US $6.4 million). Based in part on its finding that the consideration to be paid to the complainants as part of such settlement was insufficient, the Supreme Court of the Philippines denied the respondents’ settlement motion and all motions for reconsideration thereof. The Supreme Court of the Philippines also set aside as premature the NLRC’s December 2006 ruling. As a result, the cases were remanded back before the NLRC to rule on the merits of the case. On December 15, 2016, we learned that the NLRC rendered its decision on November 29, 2016, regarding the respondents’ appeals regarding the labor arbiter’s 2004 ruling in favor of the complainants. The NLRC increased the award for 4,922 of the total 5,984 complainants to PHP14,858,495,937 (approximately US $278 million). However, the NLRC approved a prior settlement reached with the group comprising approximately 18% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company agreed to pay each settling complainant PHP68,000 (approximately US $1,300). The settlement payment was made on December 21, 2016, to the NLRC, which is responsible for distributing the funds to each settling complainant. On December 27, 2016, the respondents filed motions for reconsideration with the NLRC asking that the award be set aside. The NLRC denied respondents' motions for reconsideration in a resolution received on May 5, 2017, and entered a judgment on the award on July 24, 2017. Each of Aris Philippines, Inc., Sara Lee Corporation and Sara Lee Philippines, Inc. appealed this award and sought an injunction to preclude enforcement of the award to the Philippines Court of Appeals. On November 23, 2017, the Court of Appeals granted a writ of preliminary injunction that precluded execution of the NLRC award during the pendency of the appeal. The Court of Appeals subsequently vacated the NLRC’s award on April 12, 2018. Complainants have filed motions for reconsideration with the Court of Appeals. If those motions are denied, the Court of Appeals’ decision nevertheless remains subject to appeal to the Supreme Court of the Philippines. We continue to maintain an accrual for this matter.
The Hillshire Brands Company was named as a defendant in an asbestos exposure case filed by Mark Lopez in May 2014 in the Superior Court of Alameda County, California. Mr. Lopez was diagnosed with mesothelioma in January 2014 and is now deceased. Mr. Lopez’s family members asserted negligence, premises liability and strict liability claims related to Mr. Lopez’s alleged asbestos exposure from 1954-1986 from the Union Sugar plant in Betteravia, California. The plant, which was sold in 1986, was owned by entities that were predecessors-in-interest to The Hillshire Brands Company. In August 2017, the jury returned a verdict of approximately $13 million in favor of the plaintiffs, and a judgment was entered. We have appealed the judgment and filed our initial appellate brief.

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
Overview

•
General – Our operating income of $2,227 million remained strong for the first nine months of fiscal 2018, although slightly down from last year’s record results, as record Beef and strong Prepared Foods results were partially offset by a decline in Chicken and Pork margins. Operating income increased 15% in the third quarter of fiscal 2018 primarily due to the record performance in our Beef segment and continued strong performance in our Prepared Foods segment. In the nine months ended June 30, 2018, our results were impacted by $109 million of one-time cash bonus to frontline employees, $101 million impairment associated with the expected divestiture of a non-protein business, and $45 million of restructuring and related charges.

•
Market Environment - According to the United States Department of Agriculture (USDA), domestic protein production (beef, pork, chicken and turkey) increased approximately 3% in the third quarter of fiscal 2018 compared to the same period in fiscal 2017, and we expect it to be up approximately 3% for the full year of fiscal 2018. We continue to monitor recent trade and tariff activity and its potential impact to exports and inputs costs across all of our segments. Currently, we are experiencing impacts to domestic and export prices, primarily chicken and pork, resulting from uncertainty in trade policies and increased tariffs. Additionally, all segments experienced increased freight and labor costs and we expect this to continue through the remainder of fiscal 2018. We will pursue recovery of increased costs related to tariffs, freight and labor through pricing. The Beef segment experienced strong export demand and favorable domestic market conditions associated with an increase in cattle supply. With excess domestic availability of pork products, the Pork segment experienced challenging market conditions despite decreased input costs in our second and third quarters of fiscal 2018. Our Chicken segment also faced challenging market conditions associated with increased domestic availability of supply, sluggish demand and higher feed ingredient costs. Our Prepared Foods segment continued its strong performance while experiencing reduced demand for certain prepared products and slightly higher input costs.

•	Margins – Our total operating margin was 8.0% in the third quarter of fiscal 2018. Operating margins by segment were as follows:
•Beef – 8.0%
•Pork – 5.6%
•Chicken – 6.4%

•	Prepared Foods – 11.4%

•
Liquidity – We generated $1,924 million of operating cash flows during the nine months of fiscal 2018. At June 30, 2018, we had approximately $894 million of liquidity, which included availability under our revolving credit facility after deducting amounts to backstop our commercial paper program and $170 million of cash and cash equivalents.

•
Strategy - Our strategy is to sustainably feed the world with the fastest growing portfolio of protein brands. We intend to accomplish this by growing our portfolio of protein brands and delivering food at scale, enabled by driving profitable growth with and for our customers through differentiated capabilities and creating fuel for reinvestment through a disciplined financial fitness model.

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

•
In April 2017, we announced our intent to sell three non-protein businesses, Sara Lee® Frozen Bakery, Kettle and Van’s®. In the first quarter of fiscal 2018, we made the decision to also sell our pizza crust business. All of these non-protein businesses are part of our Prepared Foods segment and are being sold as part of our strategic focus on protein brands. We completed the sale of our Kettle business on December 30, 2017, and received net proceeds of $125 million which were used to pay down debt. As a result of the sale, we recorded a pretax gain of $22 million. We have reclassified the assets and liabilities related to these remaining businesses to assets and liabilities held for sale in our Consolidated Condensed Balance Sheets. On May 31, 2018, we entered into a definitive asset purchase agreement to sell our Sara Lee® Frozen Bakery and Van’s® businesses for approximately $615 million, subject to certain adjustments. The sale of these businesses subsequently closed on July 30, 2018. We anticipate we will close on the sale of our pizza crust business in the fourth quarter of fiscal 2018. We had no impairment charges for these businesses for the three months ended June 30, 2018, and recorded pretax impairment charges totaling $101 million for the nine months ended June 30, 2018, due to revised estimates of the businesses' fair value based on expected net sales proceeds. The impairment charges were recorded in Cost of Sales in our Consolidated Condensed Statement of Income and primarily consisted of goodwill previously classified within assets held for sale. The net carrying value of the combined held for sale businesses at June 30, 2018 was $642 million. For further description refer to Part I, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 2: Acquisitions and Dispositions.

•
In the fourth quarter of fiscal 2017, our Board of Directors approved a multi-year restructuring program (the “Financial Fitness Program”), which is expected to contribute to the Company’s overall strategy of financial fitness through increased operational effectiveness and overhead reduction. Through a combination of synergies from the integration of AdvancePierre and additional elimination of non-value added costs, the Financial Fitness Program is estimated to result in cumulative net savings of more than $200 million in fiscal 2018, $400 million in fiscal 2019 including new savings of $200 million, and $600 million in fiscal 2020 including additional savings of $200 million. Most of these net savings, which are focused on supply chain, procurement, and overhead improvements, are expected to be realized in the Prepared Foods and Chicken segments. Additionally, we estimate that approximately 75% of the net savings will be reflected in Cost of Sales in our Consolidated Statement of Income, with the remaining in Selling, General and Administrative. In the three and nine months ended June 30, 2018, we realized $66 million and $168 million of Financial Fitness Program cost savings, respectively.

As part of the Financial Fitness Program, we anticipate eliminating approximately 550 positions across several areas and job levels with most of the eliminated positions originating from the corporate offices in Springdale, Arkansas; Chicago, Illinois; and Cincinnati, Ohio. As a result, for the three and nine months ended June 30, 2018, the restructuring and related charges consisted of $0 million and $4 million of severance and employee related costs, respectively, and $14 million and $41 million of technology related costs, respectively. The Company currently anticipates the Financial Fitness Program will result in cumulative pretax charges, once implemented, of approximately $253 million which consist primarily of severance and employee related costs, impairments and accelerated depreciation of technology assets, incremental costs to implement new technology, and contract termination costs. Through June 30, 2018, $195 million of the estimated $253 million total pretax charges, has been recognized. The majority of the remaining estimated charges are related to incremental costs to implement new technology and accelerated depreciation of technology assets. The following tables set forth the pretax impact of restructuring and related charges incurred in our Consolidated Condensed Statements of Income and the pretax impact by our reportable segments. For further description refer to Part I, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 5: Restructuring and Related Charges.

in millions
	Three Months Ended	Nine Months Ended
	June 30, 2018	June 30, 2018
Cost of Sales	$—	$—
Selling, general and administrative expenses	14	45
Total restructuring and related charges, pretax	$14	$45

				in millions
	Three Months Ended	Nine Months Ended	Financial Fitness Program charges to date
	June 30, 2018	June 30, 2018	June 30, 2018	Total estimated Financial Fitness Program charges
Beef	$1	$3	$11	$18
Pork	—	1	4	7
Chicken	7	22	78	102
Prepared Foods	6	19	101	125
Other	—	—	1	1
Total restructuring and related charges, pretax	$14	$45	$195	$253

in millions, except per share data	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income attributable to Tyson	$541	$447	$2,487	$1,380
Net income attributable to Tyson – per diluted share	1.47	1.21	6.72	3.72
Third quarter – Fiscal 2018 – Net income attributable to Tyson included the following item:

•	$14 million pretax, or ($0.03) per diluted share, of restructuring and related charges.
Nine months – Fiscal 2018 – Net income attributable to Tyson included the following items:

•	$1,003 million post tax, or $2.71 per diluted share, tax benefit from remeasurement of net deferred tax liabilities at lower enacted tax rates.

•	$109 million pretax, or ($0.22) per diluted share, related to one-time cash bonus to frontline employees.

•	$79 million pretax, or ($0.26) per diluted share, impairment net of realized gain associated with the divestiture of non-protein businesses.

•	$45 million pretax, or ($0.09) per diluted share, of restructuring and related charges.
Third quarter – Fiscal 2017 – Net income attributable to Tyson included the following items:

•
$77 million, or ($0.14) per diluted share, of AdvancePierre purchase accounting and acquisition related costs, which included a $24 million purchase accounting adjustment for the amortization of the fair value step-up of inventory, $35 million of acquisition related costs and $18 million of acquisition bridge financing fees.

•	$26 million, or $0.07 per diluted share, tax benefit related to the expected sale of a non-protein business.
Nine months– Fiscal 2017 – Net income attributable to Tyson included the following items:

•
$77 million, or ($0.14) per diluted share, of AdvancePierre purchase accounting and acquisition related costs, which included a $24 million purchase accounting adjustment for the amortization of the fair value step-up of inventory, $35 million of acquisition related costs and $18 million of acquisition bridge financing fees.

•$52 million, or ($0.09) per diluted share, impairment charge related to our San Diego Prepared Foods operation.
•$26 million, or $0.07 per diluted share, tax benefit related to the expected sale of a non-protein business.

Summary of Results
Sales

in millions	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Sales	$10,051	$9,850	$30,053	$28,115
Change in sales volume	0.3%		2.5%
Change in average sales price	1.8%		4.3%
Sales growth	2.0%		6.9%
Third quarter – Fiscal 2018 vs Fiscal 2017

•
Sales Volume – Sales were positively impacted by an increase in sales volume, which accounted for an increase of $28 million primarily driven by increased sales volume in the Beef, Chicken and Prepared Foods segments due to better demand for our beef products and incremental volumes from business acquisitions which impacted the Chicken and Prepared Foods segments.

•
Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $173 million primarily driven by the Chicken and Prepared Foods segments which were positively impacted by the acquisition of AdvancePierre as well as improved mix.

•
The above amounts included an incremental impact of $261 million related to the inclusion of the AdvancePierre results post acquisition through the first anniversary of the acquisition on June 7, 2018.

Nine months – Fiscal 2018 vs Fiscal 2017

•
Sales Volume – Sales were positively impacted by an increase in sales volume, which accounted for an increase of $827 million. The Beef, Chicken and Prepared Foods segments had an increase in sales volume driven by strong demand for our beef products and incremental volumes from business acquisitions which impacted the Chicken and Prepared Foods segments.

•
Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $1,111 million. All segments had an increase in average sales price, other than the Pork segment. The Beef segment experienced strong demand, and the Chicken and Prepared Foods segments were positively impacted by the acquisition of AdvancePierre as well as improved mix.

•
The above amounts included an incremental impact of $1,060 million related to the inclusion of the AdvancePierre results post acquisition through the first anniversary of the acquisition on June 7, 2018.

Cost of Sales

in millions	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Cost of sales	$8,745	$8,648	$26,276	$24,383
Gross profit	$1,306	$1,202	$3,777	$3,732
Cost of sales as a percentage of sales	87.0%	87.8%	87.4%	86.7%
Third quarter – Fiscal 2018 vs Fiscal 2017

•
Cost of sales increased $97 million. Higher input cost per pound increased cost of sales $73 million while higher sales volume increased cost of sales $24 million. These amounts included an incremental impact of $196 million related to the inclusion of AdvancePierre results post acquisition through the first anniversary of the acquisition on June 7, 2018.

•	The $73 million impact of higher input cost per pound was primarily driven by:

•	Increase in freight costs of approximately $80 million incurred across all our segments.

•	Increase of approximately $75 million in our Chicken segment related to net increases in feed ingredient costs and growout expenses.

•
Remaining increase across all of our segments primarily driven by increased operating costs and impacts on average cost per pound from mix changes as well as from business acquisitions and divestitures.

•	Decrease in live cattle costs of approximately $230 million in our Beef segment.

•	Decrease in live hog costs of approximately $30 million in our Pork segment.

•
Decrease due to net realized derivative gains of $15 million in the third quarter of fiscal 2018, compared to net realized derivative losses of $71 million in the third quarter of fiscal 2017 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed costs described above. Cost of sales change was further increased by net unrealized losses of $62 million in the third quarter of fiscal 2018, compared to net unrealized losses of $21 million in the third quarter of fiscal 2017, primarily due to our Chicken segment commodity risk management activities.

•	The $24 million impact of higher sales volume was driven by increases in sales volume in our Beef and Prepared Foods segments.
Nine months – Fiscal 2018 vs Fiscal 2017

•
Cost of sales increased $1,893 million. Higher input cost per pound increased cost of sales $1,301 million while higher sales volume increased cost of sales $592 million. These amounts include an incremental impact of $797 million related to the inclusion of AdvancePierre results post acquisition through the first anniversary of the acquisition on June 7, 2018.

•	The $1,301 million impact of higher input cost per pound was primarily driven by:

•	Increase in freight of approximately $205 million incurred across all our segments.

•	Increase from one-time cash bonus to frontline employees of $108 million.

•	Increase of approximately $90 million in our Chicken segment related to net increases in freight, growout expenses and outside meat purchases.

•	Increase in raw material and other input costs of $80 million in our Prepared Foods segment.

•	Increase in live cattle costs of approximately $70 million in our Beef segment.

•	Increase in live hog costs of approximately $65 million in our Pork segment.

•
Increase due to impairment charges of $101 million associated with the divestiture of a non-protein business in the first nine months of fiscal 2018, partially offset by a $22 million gain related to a sale of a non-protein business in the first quarter of fiscal 2018 and impairment charges of $44 million related to our San Diego Prepared Foods operation in the second quarter of fiscal 2017.

•
Remaining increase across all of our segments primarily driven by increased operating costs and impacts on average cost per pound from mix changes as well as from business acquisitions and divestitures.

•
Decrease due to net realized derivative losses of $5 million for the nine months of fiscal 2018, compared to net realized derivative loss of $36 million for the nine months of fiscal 2017 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed costs described above. Additionally, cost of sales decreased due to net unrealized losses of $6 million for the nine months of fiscal 2018, compared to net unrealized losses of $85 million for the nine months of fiscal 2017, primarily due to our Beef segment commodity risk management activities.

•
The $592 million impact of higher sales volume was driven by increases in sales volume in our Beef, Chicken and Prepared Foods segments, partially offset by a decrease in sales volume in our Pork segment.

Selling, General and Administrative

in millions	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Selling, general and administrative expense	$504	$505	$1,550	$1,482
As a percentage of sales	5.0%	5.1%	5.2%	5.3%
Third quarter – Fiscal 2018 vs Fiscal 2017

•	Decrease of $1 million in selling, general and administrative was primarily driven by:

•	Decrease of $35 million in AdvancePierre acquisition related fees incurred as part of the acquisition in fiscal 2017 that did not recur in fiscal 2018.

•	Decrease of $14 million in employee costs primarily from stock-based and incentive-based compensation.

•
Increase of $34 million related to the AdvancePierre acquisition through the first anniversary of the acquisition on June 7, 2018, which included $23 million in incremental amortization and $11 million from the inclusion of AdvancePierre results post-acquisition.

•	Increase of $14 million from restructuring and related charges.

Nine months – Fiscal 2018 vs Fiscal 2017

•	Increase of $68 million in selling, general and administrative was primarily driven by:

•
Increase of $153 million related to the AdvancePierre acquisition through the first anniversary of the acquisition on June 7, 2018, which included $91 million in incremental amortization and $62 million from the inclusion of AdvancePierre results post-acquisition.

•	Increase of $45 million from restructuring and related charges.

•	Increase of $12 million from technology related costs.

•
Decrease of $37 million in employee costs primarily from stock-based and incentive-based compensation, which also included a reduction of $21 million compensation and benefit integration expense incurred in fiscal 2017 that did not recur in fiscal 2018.

•	Decrease of $35 million in AdvancePierre acquisition related fees incurred as part of the acquisition in fiscal 2017 that did not recur in fiscal 2018.

•	Decrease of $18 million in marketing, advertising, and promotion expense.

•	Decrease of $20 million in non-restructuring severance related expenses.

•	Decrease of $13 million in intangible impairments and other amortization.

•	Remainder of net change was primarily related to reduction in professional fees and commissions.
Interest Expense

in millions	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Cash interest expense	$91	$73	$268	$188
Non-cash interest expense	(2)	(2)	(5)	(3)
Total interest expense	$89	$71	$263	$185
Third quarter and nine months – Fiscal 2018 vs Fiscal 2017

•
Cash interest expense primarily included interest expense related to our senior notes, term loans and commercial paper and commitment/letter of credit fees incurred on our revolving credit facility. The increase in cash interest expense in fiscal 2018 was primarily due to debt issued in connection with the AdvancePierre acquisition.

Other (Income) Expense, net

in millions	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Total other (income) expense, net	$(8)	$11	$(18)	$22
Nine months – Fiscal 2018

•	Included $14 million of equity earnings in joint ventures.
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

Effective Tax Rate

Three Months Ended		Nine Months Ended
June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
25.0%	27.4%	(25.3)%	32.5%
Our effective income tax rate was 25.0% for the third quarter of fiscal 2018 compared to 27.4% for the same period of fiscal 2017, and the effective income tax rate for the nine months of fiscal 2018 and 2017 were (25.3)% and 32.5%, respectively. The effective tax rates for the third quarter and nine months of fiscal 2018 reflect impacts of the Tax Cuts and Jobs Act signed into law on December 22, 2017. These impacts include a $1,004 million benefit for the nine months related to the remeasurement of deferred taxes, as well as a 24.5% statutory federal income tax rate for fiscal 2018 compared to the 35% statutory federal income tax rate effective for the prior year. The effective tax rate for the nine months of fiscal 2018 includes a 1.3% benefit related to excess tax benefits associated with share-based payments to employees; similar tax benefits were recorded as adjustments to equity in years prior to our adoption of new accounting guidance in the first quarter of fiscal 2018. The effective tax rate for the third quarter of fiscal 2017 includes a 2.9% benefit for changes in tax reserves and a 4.2% benefit related to the outside basis difference in an asset held for sale.
We currently expect an annual effective tax rate of approximately (9.0)% in fiscal 2018 and 24% in 2019. For further description of drivers for these rates refer to Part I, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 9: Income Taxes.
Segment Results
We operate in four segments: Beef, Pork, Chicken, and Prepared Foods. The following table is a summary of sales and operating income (loss), which is how we measure segment profit.

in millions	Sales
	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Beef	$3,993	$4,000	$11,560	$11,015
Pork	1,197	1,322	3,745	3,876
Chicken	2,973	2,870	8,929	8,374
Prepared Foods	2,132	1,944	6,571	5,590
Other	75	85	245	257
Intersegment sales	(319)	(371)	(997)	(997)
Total	$10,051	$9,850	$30,053	$28,115

in millions	Operating Income (Loss)
	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Beef	$318	$147	$666	$572
Pork	67	136	285	524
Chicken	189	294	692	790
Prepared Foods	243	174	627	451
Other	(15)	(54)	(43)	(87)
Total	$802	$697	$2,227	$2,250
Beef Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 30, 2018	July 1, 2017	Change	June 30, 2018	July 1, 2017	Change
Sales	$3,993	$4,000	$(7)	$11,560	$11,015	$545
Sales volume change			2.7%			3.0%
Average sales price change			(2.8)%			1.9%
Operating income	$318	$147	$171	$666	$572	$94
Operating margin	8.0%	3.7%		5.8%	5.2%
Third quarter and nine months – Fiscal 2018 vs Fiscal 2017

•	Sales Volume – Sales volume increased for the nine months and third quarter of fiscal 2018 due to improved availability of cattle supply, stronger demand for our beef products and increased exports.

•
Average Sales Price – Average sales price decreased for the third quarter of fiscal 2018 due to increased availability of live cattle supply and lower livestock costs. Average sales price increased for the nine months of fiscal 2018 as demand for our beef products and strong exports outpaced the increase in live cattle supplies in the first six months of fiscal 2018, partially offset by lower livestock cost in the third quarter of fiscal 2018.

•
Operating Income – Operating income for the nine months and third quarter of fiscal 2018 increased as we continued to maximize our revenues relative to live fed cattle costs, partially offset by increased labor and freight costs and one-time cash bonus to frontline employees of $27 million incurred in the second quarter of fiscal 2018.

Pork Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 30, 2018	July 1, 2017	Change	June 30, 2018	July 1, 2017	Change
Sales	$1,197	$1,322	$(125)	$3,745	$3,876	$(131)
Sales volume change			(2.1)%			(1.9)%
Average sales price change			(7.4)%			(1.4)%
Operating income	$67	$136	$(69)	$285	$524	$(239)
Operating margin	5.6%	10.3%		7.6%	13.5%
Third quarter and nine months – Fiscal 2018 vs Fiscal 2017

•	Sales Volume – Sales volume decreased for the nine months and third quarter of fiscal 2018 as a result of balancing our supply with customer demand during a period of margin compression.

•
Average Sales Price – In the third quarter of fiscal 2018, average sales price decreased associated with lower livestock costs. For the nine months of fiscal 2018, average sales price was down slightly due to price decreases in the second and third quarters of fiscal 2018 associated with lower livestock costs.

•
Operating Income – Operating income for the nine months and third quarter of fiscal 2018 decreased from the prior year record results, due to compressed pork margins caused by excess domestic availability of pork, higher labor and freight costs, and one-time cash bonus to frontline employees of $12 million incurred in the second quarter of fiscal 2018.

Chicken Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 30, 2018	July 1, 2017	Change	June 30, 2018	July 1, 2017	Change
Sales	$2,973	$2,870	$103	$8,929	$8,374	$555
Sales volume change			(0.1)%			3.1%
Average sales price change			3.7%			3.4%
Operating income	$189	$294	$(105)	$692	$790	$(98)
Operating margin	6.4%	10.2%		7.8%	9.4%
Third quarter and nine months – Fiscal 2018 vs Fiscal 2017

•
Sales Volume – Sales volume was up for the nine months of fiscal 2018 primarily from incremental volume from business acquisitions. Sales volume decreased slightly for the third quarter of fiscal 2018 due to sluggish demand for certain chicken products, partially offset by incremental volume from business acquisitions.

•	Average Sales Price – Average sales price increased for the nine months and third quarter of fiscal 2018 due to sales mix changes and price increases associated with cost inflation.

•
Operating Income – Operating income decreased for the nine months and third quarter of fiscal 2018 due to increased labor, freight and growout expenses, in addition to $89 million of higher feed ingredient costs and derivative losses in the third quarter of fiscal 2018, and $51 million of one-time cash bonus to frontline employees incurred in the second quarter of fiscal 2018. These decreases were partially offset for the nine months and third quarter of fiscal 2018 by Financial Fitness Program cost savings of $62 million and $25 million, respectively.

Prepared Foods Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 30, 2018	July 1, 2017	Change	June 30, 2018	July 1, 2017	Change
Sales	$2,132	$1,944	$188	$6,571	$5,590	$981
Sales volume change			2.7%			8.4%
Average sales price change			6.8%			8.5%
Operating income	$243	$174	$69	$627	$451	$176
Operating margin	11.4%	9.0%		9.5%	8.1%
Third quarter and nine months – Fiscal 2018 vs Fiscal 2017

•	Sales Volume – Sales volume increased for the nine months and third quarter of fiscal 2018 primarily from incremental volume from business acquisitions.

•
Average Sales Price – Average sales price increased for the nine months and third quarter from higher input costs of $80 million for the nine months of fiscal 2018 and product mix which was positively impacted by business acquisitions.

•
Operating Income – Operating income increased for the nine months and third quarter of fiscal 2018 due to $101 million and $39 million, respectively, of Financial Fitness Program cost savings, in addition to positive impacts from improved mix and incremental business acquisition results, partially offset by higher input and freight costs and one-time cash bonus to frontline employees of $19 million incurred in the second quarter of fiscal 2018. Additionally, operating income was impacted in the nine months of fiscal 2018 by a $79 million impairment, net of realized gain, related to the divestiture of non-protein businesses, and was impacted in the nine months of 2017 from $21 million of AdvancePierre purchase accounting and acquisition related costs and a $52 million impairment of our San Diego Prepared Foods operation.

Other Results

in millions	Three Months Ended			Nine Months Ended
	June 30, 2018	July 1, 2017	Change	June 30, 2018	July 1, 2017	Change
Sales	$75	$85	$(10)	$245	$257	$(12)
Operating loss	$(15)	$(54)	$39	$(43)	$(87)	$44
Third quarter and nine months – Fiscal 2018 vs Fiscal 2017

•	Sales – Sales slightly decreased in the third quarter and nine months of fiscal 2018 due to a decline in sales volume in our foreign chicken production operations.

•	Operating Loss – Operating loss improved in the third quarter and nine months of fiscal 2018 primarily from lower third-party merger and integration costs.

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
Cash Flows from Operating Activities

in millions	Nine Months Ended
	June 30, 2018	July 1, 2017
Net income	$2,490	$1,383
Non-cash items in net income:
Depreciation and amortization	697	543
Deferred income taxes	(920)	(25)
Other, net	160	106
Net changes in operating assets and liabilities	(503)	(558)
Net cash provided by operating activities	$1,924	$1,449

•	Deferred income taxes for the nine months ended June 30, 2018, included a $1,004 million benefit related to remeasurement of net deferred income tax liabilities at newly enacted tax rates.

•
Other, net for the nine months ended June 30, 2018, primarily encompassed impairments and non-cash stock compensation expense, which included $101 million of impairments related to the expected sale of a non-protein business.

•	Cash flows associated with net changes in operating assets and liabilities for the nine months ended:

•
June 30, 2018 – Decreased primarily due to increased inventory and decreased accounts payable and accrued employee costs. The increase in inventory is primarily due to planned inventory builds. The decrease in accounts payable and accrued employee costs are primarily due to timing of payments.

•
July 1, 2017 – Decreased primarily due to higher accounts receivable and inventory and lower accounts payable. The higher accounts receivable and inventory balances are primarily attributable to price increases associated with higher input costs and the timing of sales. The lower accounts payable balance is primarily attributable to the timing of payments.

•
Incremental tax reform cash flow in fiscal 2018 is expected to approximate $275 million which we intend to invest in our frontline team members and to sustainably grow our businesses. As part of this, we recognized expense of $109 million in one-time cash bonuses to our frontline employees in the second quarter of fiscal 2018.

Cash Flows from Investing Activities

in millions	Nine Months Ended
	June 30, 2018	July 1, 2017
Additions to property, plant and equipment	$(887)	$(782)
(Purchases of)/Proceeds from marketable securities, net	(1)	(2)
Acquisitions, net of cash acquired	(608)	(3,081)
Proceeds from sale of business	125	—
Other, net	(52)	(2)
Net cash used for investing activities	$(1,423)	$(3,867)

•
Additions to property, plant and equipment included spending for production growth, safety and animal well-being, in addition to acquiring new equipment, infrastructure replacements and upgrades to maintain competitive standing and position us for future opportunities. We expect capital spending for fiscal 2018 to approximate $1.2 billion to $1.3 billion.

•
Acquisitions, net of cash acquired, in fiscal 2018 related to acquiring valued-added protein businesses in the first and third quarter of fiscal 2018. Acquisitions, net of cash acquired, in fiscal 2017 related to acquiring AdvancePierre in the third quarter of fiscal 2017. For further description refer to Part I, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 2: Acquisitions and Dispositions.

•
Proceeds from sale of business related to the proceeds received from sale of our Kettle business in the first quarter of fiscal 2018. For further description refer to Part I, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 2: Acquisitions and Dispositions.

Cash Flows from Financing Activities

in millions	Nine Months Ended
	June 30, 2018	July 1, 2017
Payments on debt	$(554)	$(1,557)
Proceeds from issuance of long-term debt	250	4,545
Borrowings on revolving credit facility	1,755	1,750
Payments on revolving credit facility	(1,725)	(2,050)
Proceeds from issuance of commercial paper	16,549	4,043
Repayments of commercial paper	(16,327)	(3,353)
Payment of AdvancePierre TRA liability	—	(223)
Purchases of Tyson Class A common stock	(367)	(768)
Dividends	(324)	(238)
Stock options exercised	97	128
Other, net	(1)	22
Net cash used for financing activities	$(647)	$2,299

•	Payments on Debt included -

•
Nine months of fiscal 2018 - We extinguished the $120 million outstanding balance of the Senior Notes due May 2018 using cash on hand and extinguished the $427 million outstanding balance of the Term Loan Tranche B due in August 2019 using cash on hand and proceeds received from the sale of our Kettle business.

•	Nine months of fiscal 2017 - We extinguished $1,146 million of AdvancePierre's debt, which we assumed in the acquisition, and paid down the Term Loan Tranche due June 2020 by $345 million.

•
Proceeds from issuance of long-term debt for the nine months of fiscal 2018 was from a $250 million increase in our Term Loan Tranche B due August 2020, primarily to fund an acquisition. For the nine months of fiscal 2017, proceeds included a $1,800 million term loan and $2,743 million from senior unsecured notes after original issue discounts of $7 million, primarily to fund the AdvancePierre acquisition.

•
During the nine months of fiscal 2018 and 2017, we had net borrowings on our revolver of $30 million and net payments on our revolving credit facility of $300 million, respectively. We utilized our revolving credit facility for general corporate purposes.

•
During the nine months of fiscal 2018 and 2017, we had net issuances of $222 million and $690 million, respectively, in unsecured short-term promissory notes (commercial paper) pursuant to our commercial paper program. We used the net proceeds from the commercial paper program for general corporate purposes.

•
During the nine months of fiscal 2017, the AdvancePierre Tax Receivable Agreement (TRA) liability was paid to its former shareholders as a result of our assumption of this obligation in the acquisition of AdvancePierre.

•	Purchases of Tyson Class A stock included:

•	$300 million and $717 million of shares repurchased pursuant to our share repurchase program during the nine months ended June 30, 2018, and July 1, 2017, respectively.

•	$67 million and $51 million of shares repurchased to fund certain obligations under our equity compensation programs during the nine months ended June 30, 2018, and July 1, 2017, respectively.

•	Dividends paid during the nine months of fiscal 2018 included a 33% increase to our fiscal 2017 quarterly dividend rate.
Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available at June 30, 2018
Cash and cash equivalents					$170
Short-term investments					4
Revolving credit facility	March 2023	$1,750	$—	$30	1,720
Commercial paper					(1,000)
Total liquidity					$894

•	Liquidity includes cash and cash equivalents, short-term investments, and availability under our revolving credit facility, less outstanding commercial paper balance.

•	At June 30, 2018, we had current debt of $1,308 million, which we intend to repay with cash generated from our operating activities and other liquidity sources.

•
The revolving credit facility supports our short-term funding needs and also serves to backstop our commercial paper program. Our maximum borrowing under the revolving credit facility during the nine months ended June 30, 2018, was $325 million.

•	We expect net interest expense to approximate $345 million for fiscal 2018.

•
At June 30, 2018, approximately $154 million of our cash was held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. We manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. Our intention is to permanently reinvest outside of the United States, the cash held by foreign subsidiaries, or to repatriate the cash only when it is tax efficient to do so. We do not expect the regulatory restrictions or taxes on repatriation to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.

•	Our current ratio was 1.48 to 1 and 1.55 to 1 at June 30, 2018, and September 30, 2017, respectively.
Capital Resources
Credit Facility
Cash flows from operating activities and cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $1.75 billion, to provide additional liquidity for working capital needs and to backstop our commercial paper program.
At June 30, 2018, amounts available for borrowing under this facility totaled $1.72 billion, net of outstanding borrowings, before deducting amounts to backstop our commercial paper program. Our revolving credit facility is funded by a syndicate of 39 banks, with commitments ranging from $0.3 million to $123 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.
Commercial Paper Program
Our commercial paper program provides a low-cost source of borrowing to fund general corporate purposes including working capital requirements. The maximum borrowing capacity under the commercial paper program is $1 billion. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. As of June 30, 2018, $1 billion was outstanding under this program with maturities of less than 50 days.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At June 30, 2018, and September 30, 2017, the ratio of our net debt to EBITDA was 2.6x and 2.7x, respectively. Refer to Part I, Item 3, EBITDA Reconciliations, for an explanation and reconciliation to comparable GAAP measures.
Credit Ratings
Term Loan: Tranche B due August 2020
Standard & Poor's Rating Services', a Standard & Poor's Financial Services LLC business ("S&P"), credit rating for Tyson Foods, Inc.'s term loan is "BBB." Moody’s Investor Service, Inc.'s ("Moody's") credit rating for the term loan is "Baa2." Fitch Ratings', a wholly owned subsidiary of Fimlac, S.A. ("Fitch"), credit rating for the term loan is "BBB." The below table outlines the borrowing spread on the outstanding principal balance of our term loan that corresponds to the ratings levels from S&P, Moody's and Fitch.

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
We were in compliance with all debt covenants at June 30, 2018.
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
Market risk relating to our operations results primarily from changes in commodity prices, interest rates and foreign exchange rates, as well as credit risk concentrations. To address certain of these risks, we enter into various derivative transactions as described below. If a derivative instrument is accounted for as a hedge, depending on the nature of the hedge, changes in the fair value of the instrument either will be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or be recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value is recognized immediately. Additionally, we hold certain positions, primarily in grain and livestock futures that either do not meet the criteria for hedge accounting or are not designated as hedges. With the exception of normal purchases and normal sales that are expected to result in physical delivery, we record these positions at fair value, and the unrealized gains and losses are reported in earnings at each reporting date. Changes in market value of derivatives used in our risk management activities relating to forward sales contracts are recorded in sales. Changes in market value of derivatives used in our risk management activities surrounding inventories on hand or anticipated purchases of inventories are recorded in cost of sales. Changes in market value of derivatives used in our risk management activities related to interest rates are recorded in interest expense.
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
Commodities Risk: We purchase certain commodities, such as grains and livestock in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of June 30, 2018, and September 30, 2017, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis included hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value		in millions
	June 30, 2018	September 30, 2017
Livestock:
Live Cattle	$14	$23
Lean Hogs	4	16
Grain:
Corn	34	17
Soy Meal	20	13

Interest Rate Risk: At June 30, 2018, we had variable rate debt of $2,830 million with a weighted average interest rate of 2.7%. A hypothetical 10% increase in interest rates effective at June 30, 2018, and September 30, 2017, would have a minimal effect on interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At June 30, 2018, we had fixed-rate debt of $7,330 million with a weighted average interest rate of 4.1%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $144 million at June 30, 2018, and $150 million at September 30, 2017. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
In the third quarter of fiscal 2018, as part of our risk management activities, we executed derivative financial instruments in the form of interest rate swaps, to hedge our exposure to changes in interest rates. At June 30, 2018, the total notional amount of interest rate swaps remaining outstanding was $400 million. A hypothetical 10% decrease in interest rates would have a minimal effect on interest expense.
We are subject to interest rate risk associated with our pension and post-retirement benefit obligations. Changes in interest rates impact the liabilities associated with these benefit plans as well as the amount of income or expense recognized for these plans. Declines in the value of the plan assets could diminish the funded status of the pension plans and potentially increase the requirements to make cash contributions to these plans. See Part II, Item 8, Notes to Consolidated Financial Statements, Note 15: Pensions and Other Postretirement Benefits in our Annual Report on Form 10-K for the year ended September 30, 2017, for additional information.
Foreign Currency Risk: We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Japanese yen and the Mexican peso. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates related to the foreign exchange forward and option contracts would have had a $7 million impact on pretax income at June 30, 2018, and September 30, 2017.
Concentration of Credit Risk: Refer to our market risk disclosures set forth in our 2017 Annual Report filed on Form 10-K for the year ended September 30, 2017, for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2017 Annual Report.

EBITDA Reconciliations
A reconciliation of net income to EBITDA is as follows (in millions, except ratio data):

	Nine Months Ended		Fiscal Year Ended	Twelve Months Ended
	June 30, 2018	July 1, 2017	September 30, 2017	June 30, 2018

Net income	$2,490	$1,383	$1,778	$2,885
Less: Interest income	(6)	(5)	(7)	(8)
Add: Interest expense	263	185	279	357
Add: Income tax (benefit) expense	(502)	665	850	(317)
Add: Depreciation	537	474	642	705
Add: Amortization (a)	153	63	106	196
EBITDA	$2,935	$2,765	$3,648	$3,818

Total gross debt			$10,203	$10,160
Less: Cash and cash equivalents			(318)	(170)
Less: Short-term investments			(3)	(4)
Total net debt			$9,882	$9,986

Ratio Calculations:
Gross debt/EBITDA			2.8x	2.7x
Net debt/EBITDA			2.7x	2.6x

(a)
Excludes the amortization of debt issuance and debt discount expense of $7 million and $6 million for the nine months ended June 30, 2018, and July 1, 2017, respectively, $13 million for the fiscal year ended September 30, 2017, and $14 million for the twelve months ended June 30, 2018, as it is included in interest expense.

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
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.
In the third quarter ended June 30, 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On April 23, 2015, the United States Environmental Protection Agency (EPA) issued a Finding and Notice of Violation (NOV) to Tyson Foods, Inc. and our subsidiary, Southwest Products, LLC, alleging violations of the California Truck and Bus Regulation. The NOV alleged that certain diesel-powered trucks operated by us in California did not comply with California’s emission requirements for in-use trucks and that we did not verify the compliance status of independent carriers hired to carry products in California. In June 2017, the EPA withdrew this proposal and referred the matter to the California Air Resources Board (CARB). We have been cooperating with the CARB and, in July 2017, we signed a tolling agreement with the CARB. In March 2018 the CARB proposed a civil penalty of $357,000. In July 2018, we reached a tentative settlement agreement.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Apr. 1, 2018 to Apr. 28, 2018	49,050		$70.56	—		25,511,731
Apr. 29, 2018 to Jun. 2, 2018	1,817,590		67.92	1,767,146		23,744,585
Jun. 3, 2018 to Jun. 30, 2018	37,047		70.37	—		23,744,585
Total	1,903,687	(2)	$68.04	1,767,146	(3)	23,744,585

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

(2)
We purchased 136,541 shares during the period that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 121,443 shares purchased in open market transactions and 15,098 shares withheld to cover required tax withholdings on the vesting of restricted stock.

(3)	These shares were purchased during the period pursuant to our previously announced stock repurchase program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed with this report.

Exhibit No.		Exhibit Description

10.1
Amendment No. 4 to Term Loan Agreement, dated as of June 8, 2018, by and between the Company and Bank of America, N.A. as lender (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 12, 2018, Commission File No. 001-14704, and incorporated herein by reference).

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements.

	*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: August 6, 2018	/s/ Stewart Glendinning
Stewart Glendinning
Executive Vice President and Chief Financial Officer

Date: August 6, 2018	/s/ Curt T. Calaway
Curt T. Calaway
Senior Vice President, Controller and Chief Accounting Officer