Form 10-K
period 2018-09-29
TYSON FOODS INC
filed 2018-11-13
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the fiscal year ended	September 29, 2018

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Securities Registered Pursuant to Section 12(g) of the Act: Not Applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 27, 2018.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	295,101,105
Class B Common Stock, $0.10 Par Value (Class B stock)	70,010,355
On March 31, 2018, the aggregate market value of the registrant’s Class A Common Stock, $0.10 par value (Class A stock), and Class B Common Stock, $0.10 par value (Class B stock), held by non-affiliates of the registrant was $21,333,435,984 and $757,882, respectively. Class B stock is not publicly listed for trade on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis, so the market value was calculated based on the market price of Class A stock.
INCORPORATION BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held February 7, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
GENERAL
Tyson Foods, Inc. and its subsidiaries (collectively, the “Company,” “we,” “us,” “our,” “Tyson Foods” or “Tyson”) (NYSE: TSN) is one of the world’s largest food companies and a recognized leader in protein. Founded in 1935 by John W. Tyson and grown under three generations of family leadership, the Company has a broad portfolio of products and brands like Tyson®, Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, Aidells®, ibp® and State Fair®. Tyson Foods innovates continually to make protein more sustainable, tailor food for everywhere it’s available and raise the world’s expectations for how much good food can do. Headquartered in Springdale, Arkansas, the Company had approximately 121,000 team members on September 29, 2018. Through its Core Values, Tyson Foods is a company of people engaged in the production of food, seeking to pursue trust and integrity, and committed to creating value for our shareholders, our customers, our team members, and our communities. We strive to be honorable and operate with integrity, be faith-friendly and inclusive, serve as stewards of the resources entrusted to us, and provide a safe work environment. Some of the key factors influencing our business are customer demand for our products; the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace; accessibility of international markets; market prices for our products; the cost and availability of live cattle and hogs, raw materials and feed ingredients; and operating efficiencies of our facilities.
We operate a fully vertically-integrated chicken production process with the majority of our production certified as no antibiotic ever (sometimes referred to as “NAE”). Our integrated operations consist of breeding stock, contract growers, feed production, processing, further-processing, marketing and transportation of chicken and related allied products, including animal and pet food ingredients. Through our wholly-owned subsidiary, Cobb-Vantress, Inc., we are one of the leading poultry breeding stock suppliers in the world. Investing in breeding stock research and development allows us to breed into our flocks the characteristics found to be most desirable.
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
In fiscal 2017, we acquired and consolidated AdvancePierre Foods Holdings, Inc. ("AdvancePierre"), a producer and distributor of value-added, convenient, ready-to-eat sandwiches, sandwich components and other entrées and snacks, and in fiscal 2018, we acquired Original Philly Holdings, Inc. ("Original Philly"), a valued added protein business. The results from operations of these businesses are included in the Prepared Foods and Chicken segments. In fiscal 2018, we acquired Tecumseh Poultry, LLC ("Tecumseh"), a vertically integrated value-added protein business, and the assets of American Proteins, Inc. and AMPRO Products, Inc. ("American Proteins"), a poultry rendering and blending operation, as part of our strategic expansion and sustainability initiatives. The results from operations of these businesses are included in our Chicken segment. For further description of these transactions, refer to Part II, Item 8, Notes to Consolidated Financial Statements, Note 3: Acquisitions and Dispositions.
In fiscal 2018, we completed the sale of four non-protein businesses as part of our strategic focus on protein brands. All of these businesses were part of our Prepared Foods segment and included Sara Lee® Frozen Bakery, Kettle, Van’s®, and TNT Crust and produced items such as frozen desserts, waffles, snack bars, soups, sauces, sides and pizza crusts. The sales included the Chef Pierre®, Bistro Collection®, Kettle Collection™, and Van’s® brands, a license to use the Sara Lee® brand in various channels, as well as our Tarboro, North Carolina, Fort Worth, Texas, Traverse City, Michigan, and Green Bay, Wisconsin prepared foods facilities. For further description of these transactions, refer to Part II, Item 8, Notes to Consolidated Financial Statements, Note 3: Acquisitions and Dispositions.
As part of our commitment to innovation and growth, in fiscal 2017 we launched a venture capital fund focused on investing in companies developing breakthrough technologies, business models and products to sustainably feed a growing world population. The Tyson New Ventures LLC fund is used to broaden our exposure to innovative, new forms of protein and ways of sustainably producing food to complement the Company's continuing investments in innovation in our core Beef, Pork, Chicken and Prepared Foods businesses.
FINANCIAL INFORMATION OF SEGMENTS
We operate in four reportable segments: Beef, Pork, Chicken and Prepared Foods. Other primarily includes our foreign chicken production operations in China, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC.

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
Chicken: Chicken includes our domestic operations related to raising and processing live chickens into, and purchasing raw materials for, fresh, frozen and value-added chicken products, as well as sales from allied products. Our value-added chicken products primarily include breaded chicken strips, nuggets, patties and other ready-to-fix or fully cooked chicken parts. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities, the military and other food processors, as well as to international export markets. This segment also includes logistics operations to move products through our domestic supply chain and the global operations of our chicken breeding stock subsidiary.
Prepared Foods: Prepared Foods includes our operations related to manufacturing and marketing frozen and refrigerated food products and logistics operations to move products through the supply chain. This segment includes brands such as Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, State Fair®, as well as artisanal brands Aidells®, Gallo Salame®, and Golden Island®. Products primarily include ready-to-eat sandwiches, sandwich components such as flame-grilled hamburgers and Philly steaks, pepperoni, bacon, breakfast sausage, turkey, lunchmeat, hot dogs, flour and corn tortilla products, appetizers, snacks, prepared meals, ethnic foods, side dishes, meat dishes, breadsticks and processed meats. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities, the military and other food processors, as well as to international export markets.
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
Pork: The primary raw materials used in our pork operations are live hogs. The majority of our live hog supply is obtained through various procurement relationships with independent producers. We employ hog buyers who make purchase agreements of various time durations as well as purchase hogs on a daily basis, generally a few days before the animals are processed. These buyers are trained to select high quality animals, and we continually measure their performance. We believe the supply of live hogs is adequate for our present needs. Additionally, we raise a small number of weanling swine to sell to independent finishers and supply a minimal amount of market hogs and live swine for our own processing needs. Although we generally expect adequate supply of live hogs in the regions we operate, there may be periods of imbalance in supply and demand.
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
We operate feed mills to produce scientifically-formulated feeds. In fiscal 2018, corn, soybean meal and other feed ingredients were major production costs, representing roughly 56% of our cost of growing a live chicken domestically. In addition to feed ingredients to grow the chickens, we use cooking ingredients, packaging materials and cryogenic agents. We believe our sources of supply for these materials are adequate for our present needs, and we do not anticipate any difficulty in acquiring these materials in the future.

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
SEASONAL DEMAND
Demand for beef, chicken and certain prepared foods products, such as hot dogs and smoked sausage, generally increases during the spring and summer months and generally decreases during the winter months. Pork and certain other prepared foods products, such as prepared meals, meat dishes, appetizers and breakfast sausage, generally experience increased demand during the winter months, primarily due to the holiday season, while demand generally decreases during the spring and summer months.
CUSTOMERS
Walmart Inc. accounted for 17.3% of our fiscal 2018 consolidated sales. Sales to Walmart Inc. were included in all of our segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations. No other single customer or customer group represented more than 10% of fiscal 2018 consolidated sales.
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
FOREIGN OPERATIONS
We sold products in approximately 125 countries in fiscal 2018. Major sales markets include Canada, Central America, China, the European Union, Japan, Mexico, the Middle East, South Korea and Taiwan.
We have the following foreign operations:

•
Cobb-Vantress, a chicken breeding stock subsidiary, has business interests in Argentina, Brazil, China, Colombia, the Dominican Republic, India, the Netherlands, New Zealand, the Philippines, Spain, Turkey, and the United Kingdom.

•	Tyson Rizhao, located in Rizhao, China, is a vertically-integrated chicken production operation.

•	Tyson Dalong, a joint venture in China in which we have a majority interest, is a chicken further-processing facility.

•	Tyson Nantong, located in Nantong, China, is a vertically-integrated chicken production operation.

•	Godrej Tyson Foods, a joint venture in India in which we have a minority interest, is primarily a chicken processing business.

•	Tyson Mexico Trading Company, a Mexican subsidiary, sells chicken products primarily through our U.S. operations and co-packer arrangements.
We continue to evaluate growth opportunities in foreign countries. Additional information regarding export sales and long-lived assets located in foreign countries is set forth in Part II, Item 8, Notes to Consolidated Financial Statements, Note 17: Segment Reporting.
RESEARCH AND DEVELOPMENT
We conduct continuous research and development activities to improve product development, to automate manual processes in our processing plants and grow-out operations, and to improve chicken breeding stock. With regards to our food products we have two research and development locations, our Discovery Center in Springdale, Arkansas, and an Innovation Center located in Downers Grove, Illinois. The centers include more than 80,000 square feet of United States Department of Agriculture ("USDA") pilot plant space, two consumer sensory and focus group areas, two packaging labs and 25 research kitchens. The centers enable us to bring new market-leading retail and foodservice products to the customer quickly and efficiently. Research and development costs totaled $114 million, $113 million, and $96 million in fiscal 2018, 2017 and 2016, respectively.
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
We work to ensure our products meet high standards of food safety and quality. In addition to our own internal Food Safety and Quality Assurance oversight and review, our beef, pork, chicken, and prepared foods products are subject to inspection prior to distribution, primarily by the USDA and the United States Food and Drug Administration (FDA). We are also participants in the USDA's HACCP program or FDA's HARPC program as applicable and are subject to the Sanitation Standard Operating Procedures and the Public Health Security and Bioterrorism Preparedness and Response Act of 2002. Additionally, our foreign operations are subject to various other food safety and quality assurance oversight and review.
EMPLOYEES AND LABOR RELATIONS
As of September 29, 2018, we employed approximately 121,000 employees. Approximately 116,000 employees were employed in the United States, and 5,000 employees were employed in foreign countries, primarily in China. Approximately 30,000 employees in the United States were subject to collective bargaining agreements with various labor unions, with approximately 7% of those employees at locations either under negotiation for contract renewal or included under agreements expiring in fiscal 2019. The remaining agreements expire over the next several years. Approximately 3,000 employees in foreign countries were subject to collective bargaining agreements. We believe our overall relations with our workforce are good.
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
PATENTS AND TRADEMARKS
We have filed a number of patent applications relating to our processes and products that either have been approved or are in the process of review. Because we do a significant amount of brand name and product line advertising to promote our products, we consider the protection of our trademarks to be important to our marketing efforts and have registered and applied for the registration of a number of trademarks. We also have developed non-public proprietary information regarding our production processes and other product-related matters. We utilize internal procedures and safeguards to protect the confidentiality of such information and, where appropriate, seek patent and/or other protection for the technology we utilize.
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
Certain information in this report constitutes forward-looking statements. Such forward-looking statements include, but are not limited to, current views and estimates of our outlook for fiscal 2019, other future economic circumstances, industry conditions in domestic and international markets, our performance and financial results (e.g., debt levels, return on invested capital, value-added product growth, capital expenditures, tax rates, access to foreign markets and dividend policy). These forward-looking statements are subject to a number of factors and uncertainties that could cause our actual results and experiences to differ materially from anticipated results and expectations expressed in such forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (ii) market conditions for finished products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (iii) outbreak of a livestock disease (such as avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an adverse effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to access certain domestic and foreign markets; (iv) the integration of acquisitions; (v) the effectiveness of our financial fitness program; (vi) the implementation of an enterprise resource planning system; (vii) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (viii) changes in availability and relative costs of labor and contract growers and our ability to maintain good relationships with employees, labor unions, contract growers and independent producers providing us livestock; (ix) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (x) changes in consumer preference and diets and our ability to identify and react to consumer trends; (xi) effectiveness of advertising and marketing programs; (xii) our ability to leverage brand value propositions; (xiii) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xiv) impairment in the carrying value of our goodwill or indefinite life intangible assets; (xv) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws; (xvi) adverse results from litigation; (xvii) cyber incidents, security breaches or other disruptions of our information technology systems; (xviii) our ability to make effective acquisitions or joint ventures and successfully integrate newly acquired businesses into existing operations; (xix) risks associated with our commodity purchasing activities; (xx) the effect of, or changes in, general economic conditions; (xxi) significant marketing plan changes by large customers or loss of one or more large customers; (xxii) impacts on our operations caused by factors and forces beyond our control, such as natural disasters, fire, bioterrorism, pandemics or extreme weather; (xxiii) failure to maximize or assert our intellectual property rights; (xxiv) our participation in a multiemployer pension plan; (xxv) the Tyson Limited Partnership’s ability to exercise significant control over the Company; (xxvi) effects related to changes in tax rates, valuation of deferred tax assets and liabilities, or tax laws and their interpretation; (xxvii) volatility in capital markets or interest rates; (xxviii) impacts or disruptions associated with the announcement and pendency of the acquisition of Keystone Foods; (xxix) the successful acquisition of Keystone Foods; (xxx) risks associated with our failure to integrate Keystone Foods’ operations or to realize the targeted cost savings, revenues and other benefits of the acquisition; and (xxxi) those factors listed under Item 1A. “Risk Factors.”
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
Our results of operations and financial condition, as well as the selling prices for our products, are dependent upon the cost and supply of commodities and raw materials such as beef, pork, poultry, corn, soybean, packaging materials and energy and, to a lesser extent, cheese, fruit, seasoning blends, flour, corn syrup, corn oils, butter and sugar. Corn, soybean meal and other feed ingredients, for instance, represented roughly 56% of our cost of growing a live chicken in fiscal 2018.

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
The integration of recent acquisitions may be more difficult, costly or time consuming than expected, and the acquisition may not result in any or all of the anticipated benefits, including cost synergies.
The success of recent acquisitions, including the realization of the anticipated benefits, will depend in part on our ability to successfully integrate the businesses in an efficient and effective manner. We may not be able to accomplish this integration process smoothly or successfully. The necessity of coordinating geographically separated organizations, systems and facilities and addressing possible differences in business backgrounds, corporate cultures and management philosophies may increase the difficulties of integration. Failure to effectively integrate the businesses could adversely impact the expected benefits of the acquisitions, including cost synergies arising from supply chain efficiencies, merchandising activities and overlapping general and administrative functions.
The integration of large companies is complex, and we will be required to devote significant management attention and incur substantial costs to integrate these businesses and Tyson’s business practices, policies, cultures and operations. This diversion of our management’s attention from day-to-day business operations and the execution and pursuit of strategic plans and initiatives could result in performance shortfalls, which could adversely impact the combined company’s business, operations and financial results. The integration process could also result in the loss of key employees, which could adversely impact the combined company’s future financial results.

Furthermore, during the integration planning process, we may encounter additional challenges and difficulties, including those related to, without limitation, managing a larger combined company; streamlining supply chains, consolidating corporate and administrative infrastructures and eliminating overlapping operations; retaining our existing vendors and customers; unanticipated issues in integrating information technology, communications and other systems; and unforeseen and unexpected liabilities related to recent acquisitions. Delays encountered in the integration could adversely impact the business, financial condition and operations of the combined company.
We continue to evaluate our estimates of synergies to be realized from recent acquisitions and refine them. Our actual cost savings could differ materially from our current estimates. Actual cost savings, the costs required to realize the cost savings and the source of the cost savings could differ materially from our estimates, and we cannot assure you that we will achieve the full amount of cost savings on the schedule anticipated or at all or that these cost savings programs will not have other adverse effects on our business. In light of these uncertainties, you should not place undue reliance on our estimated cost savings.
Finally, we may not be able to achieve the targeted operating or long-term strategic benefits of the recent acquisitions in a timely manner or at all or could incur higher transition costs than anticipated. An inability to realize the full extent of, or any of, the anticipated benefits of the acquisitions, as well as any delays encountered in the integration process, could have an adverse effect on our business, results of operations and financial condition.
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
In fiscal 2018, we sold products to approximately 125 countries. Major sales markets include Canada, Central America, China, the European Union, Japan, Mexico, the Middle East, South Korea and Taiwan. Our sales to customers in foreign countries for fiscal 2018 totaled $4.8 billion, of which $4.2 billion related to export sales from the United States. In addition, we had approximately $212 million of long-lived assets located in foreign countries, primarily Brazil, China, European Union and New Zealand, at the end of fiscal 2018.

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
We have approximately 121,000 employees, approximately 33,000 of whom are covered by collective bargaining agreements or are members of labor unions. Our operations depend on the availability and relative costs of labor and maintaining good relations with employees and the labor unions. If we fail to maintain good relations with our employees or with the labor unions, we may experience labor strikes or work stoppages, which could adversely affect our financial results.
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
Goodwill and indefinite life intangible assets are initially recorded at fair value and not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise. In assessing the carrying value of goodwill and indefinite life intangible assets, we make estimates and assumptions about sales, operating margins, growth rates, royalty rates, EBITDA multiples, and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated principally using an income approach. The income approach is based on the present value of future cash flows of each reporting unit and are believed to reflect market participant views which would exist in an exit transaction. Indefinite life intangible asset valuations have been calculated principally using relief-from-royalty and excess earnings approaches and are believed to reflect market participant views which would exist in an exit transaction. Under these valuation approaches, we are required to make various judgmental assumptions about appropriate discount rates. Disruptions in global credit and other financial markets and deterioration of economic conditions, could, among other things, cause us to increase the discount rate used in the valuations. We could be required to evaluate the recoverability of goodwill and indefinite life intangible assets prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses could result in impairment charges in the future, which could be substantial. As of September 29, 2018, we had $13.8 billion of goodwill and indefinite life intangible assets, which represented approximately 47% of total assets.
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
We may not be able to address these risks and successfully develop these acquired companies or businesses into profitable units. If we are unable to do this, such expansion could adversely affect our financial results. In August 2018, the Company announced it had reached a definitive agreement to buy the Keystone Foods business (“Keystone”) from Marfrig Global Foods for $2.16 billion in cash. The acquisition of Keystone, a major supplier to the growing global foodservice industry, is our latest investment in furtherance of our growth strategy and expansion of our value-added protein capabilities. The transaction is expected to close in the first quarter or early second quarter of fiscal 2019 and is subject to customary closing conditions, including regulatory approvals, however, there can be no assurance that the acquisition will close at such time.
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
Our business is exposed to fluctuating market conditions. We use derivative financial instruments to reduce our exposure to various market risks including changes in commodity prices, interest rates and foreign exchange rates. We hold certain positions, primarily in grain and livestock futures, that are not hedges for financial reporting purposes. These positions are marked to fair value, and the unrealized gains and losses are reported in earnings at each reporting date. Therefore, losses on these contracts will adversely affect our reported operating results. While these contracts reduce our exposure to changes in prices for commodity products, the use of such instruments may ultimately limit our ability to benefit from favorable commodity prices.
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
Our business could suffer significant setbacks in sales and operating income if our customers’ plans and/or markets change significantly or if we lost one or more of our largest customers, including, for example, Walmart Inc., which accounted for 17.3% of our sales in fiscal 2018. Our retail customers typically do not enter into written contracts, and if they do sign contracts, they generally are limited in scope and duration. There can be no assurance that significant customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past. Alternative retail channels, such as convenience stores, dollar stores, drug stores, club stores and Internet-based retailers have increased their market share.
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
Through our wholly owned subsidiary, Hillshire Brands, we participate in a “multiemployer” pension plan administered by a labor union representing some of its employees. We are required to make periodic contributions to this plan to allow it to meet its pension benefit obligations to its participants. Our required contributions to this fund could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to this fund, inability or failure of withdrawing companies to pay their withdrawal liability, lower than expected returns on pension fund assets or other funding deficiencies. In the event that we withdraw from participation in this plan, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability would depend on the extent of the plan's funding of vested benefits. The multiemployer plan in which we participate is reported to have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability. In the event a withdrawal or partial withdrawal was to occur with respect to the multiemployer plan, the impact to our consolidated financial statements could be material.

Tyson Limited Partnership can exercise significant control.
As of September 29, 2018, Tyson Limited Partnership (the "TLP") owns 99.985% of the outstanding shares of the Company's Class B Common Stock, $0.10 par value (Class B stock) and the TLP and members of the Tyson family own, in the aggregate, 2.09% of the outstanding shares of the Company's Class A Common Stock, $0.10 par value (Class A stock), giving them, collectively, control of approximately 70.96% of the total voting power of the Company's outstanding voting stock. At this time, the TLP does not have a managing general partner, as such, the management rights of the managing general partner may be exercised by a majority of the percentage interests of the general partners. As of September 29, 2018, Mr. John Tyson, Chairman of the Board of Directors, has 33.33% of the general partner percentage interests, and Ms. Barbara Tyson, a director of the Company, has 11.115% general partner percentage interests (the remaining general partnership interests are held by the Donald J. Tyson Revocable Trust (44.44%) and Harry C. Erwin, III (11.115%)). As a result of these holdings, positions and directorships, the partners in the TLP have the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our stockholders, including amendments to our restated certificate of incorporation and by-laws, the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership may also delay or prevent a change in control otherwise favored by our other stockholders and could depress our stock price. Additionally, as a result of the TLP's significant ownership of our outstanding voting stock, we are eligible for “controlled company” exemptions from certain corporate governance requirements of the New York Stock Exchange.
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
We sponsor a number of defined benefit plans for employees in the United States. The difference between plan obligations and assets, which signifies the funded status of the plans, is a significant factor in determining the net periodic benefit costs of the pension plans and our ongoing funding requirements. As of September 29, 2018, the funded status of our defined benefit pension plans was an underfunded position of $162 million, as compared to an underfunded position of $195 million at the end of fiscal 2017. Changes in interest rates and the market value of plan assets can impact the funded status of the plans and cause volatility in the net periodic benefit cost and our future funding requirements. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements.
The announcement and pendency of the Keystone Acquisition could impact or cause disruptions in our and Keystone’s businesses.
Specifically:

•
our and Keystone’s current and prospective customers and suppliers may experience uncertainty associated with the Keystone Acquisition, including with respect to current or future business relationships with us, Keystone or the combined business and may attempt to negotiate changes in existing business;

•	our and Keystone’s employees may experience uncertainty about their future roles with us, which may adversely affect our and Keystone’s ability to retain and hire key employees;

•
if the Keystone Acquisition is completed, the accelerated vesting of equity-based awards and payment of “change in control” benefits to some members of Keystone’s management on completion of the Keystone Acquisition could result in increased difficulty or cost in retaining Keystone’s officers and employees; and

•
the attention of our management and that of Keystone may be directed toward the completion and implementation of the Keystone Acquisition and transaction-related considerations and may be diverted from the day-to-day business operations of the respective companies.

In connection with the Keystone Acquisition, we could also encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the Keystone Acquisition, as described in more detail below.
The Keystone Acquisition may not be successful.
We recently announced our entry into a share purchase agreement to acquire Keystone. Risks associated with the Keystone acquisition include the risk that the transaction may not be consummated, the risk that regulatory approval that may be required for the transaction is not obtained or is obtained subject to certain conditions that are not anticipated, litigation risk associated with claims or potential claims brought by shareholders of Keystone to enjoin the transaction or seek monetary damages, and risks associated with our ability to issue debt to fund a portion of the purchase price.

If the Keystone Acquisition is consummated, we may be unable to successfully integrate Keystone’s operations or to realize targeted cost savings, revenues and other benefits of the Keystone Acquisition.
We entered into the share purchase agreement for Keystone because we believe that the Keystone acquisition will be beneficial to us and our stockholders. Achieving the targeted benefits of the Keystone acquisition will depend in part upon whether we can integrate Keystone’s businesses in an efficient and effective manner. We may not be able to accomplish this integration process smoothly or successfully. The necessity of coordinating geographically separated organizations, systems and facilities and addressing possible differences in business backgrounds, corporate cultures and management philosophies may increase the difficulties of integration. We and Keystone operate numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance. Moreover, the integration of our respective operations will require the dedication of significant management resources, which is likely to distract management’s attention from day-to-day operations. Employee uncertainty and lack of focus during the integration process may also disrupt our business and result in undesired employee attrition. An inability of management to successfully integrate the operations of the two companies could have a material adverse effect on the business, results of operations and financial condition of the combined businesses.
In addition, we continue to evaluate our estimates of synergies to be realized from the Keystone acquisition and refine them, so that our actual cost-savings could differ materially from our current estimates. Actual cost-savings, the costs required to realize the cost savings and the source of the cost-savings could differ materially from our estimates, and we cannot assure you that we will achieve the full amount of cost-savings on the schedule anticipated or at all or that these cost-savings programs will not have other adverse effects on our business. In light of these uncertainties, you should not place undue reliance on our estimated cost-savings.
Finally, we may not be able to achieve the targeted operating or long-term strategic benefits of the Keystone acquisition or could incur higher transition costs. An inability to realize the full extent of, or any of, the anticipated benefits of the Keystone acquisition, as well as any delays encountered in the integration process, could have an adverse effect on our business, results of operations and financial condition.
We will incur significant transaction and acquisition-related costs in connection with the Keystone Acquisition.
We expect to incur significant costs associated with the Keystone acquisition and combining the operations of the two companies, including costs to achieve targeted cost-savings. The substantial majority of the expenses resulting from the Keystone acquisition will be composed of transaction costs related to the Keystone acquisition, systems consolidation costs, and business integration and employment-related costs, including costs for severance, retention and other restructuring. We may also incur transaction fees and costs related to formulating integration plans. Additional unanticipated costs may be incurred in the integration of the two companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We have production and distribution operations in the following states: Alabama, Arizona, Arkansas, California, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maine, Maryland, Michigan, Mississippi, Missouri, Nebraska, New Jersey, North Carolina, Oklahoma, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington, and Wisconsin. We also have sales offices throughout the United States. Additionally, we have sales offices, facilities or participate in joint venture operations in Argentina, Brazil, Canada, China, Colombia, the Dominican Republic, Hong Kong, India, Japan, Mexico, the Netherlands, New Zealand, the Philippines, South Korea, Spain, Taiwan, Turkey, the United Arab Emirates, the United Kingdom and Venezuela.

	Number of Facilities at September 29, 2018
	Owned	Leased	Total
Beef Segment Production Facilities	12	—	12
Pork Segment Production Facilities	9	—	9
Chicken Segment:
Processing plants(1) (2)	48	2	50
Rendering plants(3)	13	—	13
Blending mills(3)	7	5	12
Feed mills	33	—	33
Grain elevators(2) (4)	5	1	6
Broiler hatcheries	56	2	58
Breeder houses	494	44	538
Broiler farm houses(2)	52	—	52
Pet treats plant	1	—	1
Prepared Foods Segment:
Processing plants(1) (5)	34	3	37
Turkey operation facilities	6	—	6
Distribution Centers (6)	14	3	17
Cold Storage Facilities	51	1	52
Research and Development Facilities	1	1	2
		Capacity(7) per week at September 29, 2018	Fiscal 2018 Average Capacity Utilization(7)
Beef Production Facilities		156,000 head	85%
Pork Production Facilities		458,000 head	89%
Chicken Production Facilities		42 million head	89%
Prepared Foods Processing Facilities		77 million pounds	86%

(1)
Certain facilities produce products that are reported in both the Chicken and Prepared Foods segments. For presentation purposes, facilities are reflected in the segment that had the majority of the facility’s production. The Prepared Foods segment includes two owned facilities acquired in the Original Philly acquisition.

(2)	The Tecumseh Poultry, LLC. acquisition included two owned processing plants, a leased grain elevator and two broiler farm houses.

(3)	The American Proteins, Inc. acquisition included four rendering plants and five owned and five leased blending mills.

(4)	Includes five grain elevators purchased in fiscal 2018.

(5)	Excludes five owned and a leased facility related to divestitures during fiscal 2018.

(6)	Includes two owned Distribution Centers and a leased Distribution Center acquired in the American Proteins, Inc. acquisition.

(7)
Capacity per week based on the following: Beef and Pork (six day week) and Chicken and Prepared Foods (five day week). Capacity per week at year end is also impacted by the sale of non-protein businesses, net of acquisitions, during fiscal 2018. Average capacity utilization is based on capacity available throughout the year.

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
Chicken: Chicken processing plants include various phases of harvesting, dressing, cutting, packaging, deboning and further-processing. We also have 29 animal nutrition operations, nine of which are associated with the Chicken rendering plants, 19 within various Chicken processing facilities and one pet treats plant. The blending mills, feed mills, grain elevators and broiler hatcheries have sufficient capacity to meet the needs of the chicken growout operations.

Prepared Foods: Prepared Foods plants process fresh and frozen chicken, turkey, beef, pork and other raw materials into ready-to-eat sandwiches, sandwich components such as flame-grilled hamburgers and Philly steaks, pizza toppings, branded and processed meats, appetizers, prepared meals, ethnic foods, flour and corn tortilla products and meat dishes.
In addition, our foreign chicken production operations in China include two processing plants and two feed mills. The processing plants include various phases of harvesting, dressing, cutting, packaging, deboning and further-processing chicken. The feed mills and broiler hatcheries generally have sufficient capacity to meet the needs of the foreign chicken growout operations.
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
The Environmental Protection Bureau (“EPB”) over our Tyson Nantong poultry complex in Jiangsu Province, China, alleges that we failed to complete certain environmental protection examinations and obtain approval of an environmental impact assessment. The EPB estimates we owe approximately 2.25 million yuan (approximately U.S. $327,000) in penalties. We are cooperating with the EPB and are awaiting its final determination.
On January 27, 2017, Haff Poultry, Inc., Craig Watts, Johnny Upchurch, Jonathan Walters and Brad Carr, acting on behalf of themselves and a putative class of broiler chicken farmers, filed a class action complaint against us and certain of our poultry subsidiaries, as well as several other vertically-integrated poultry processing companies, in the United States District Court for the Eastern District of Oklahoma. On March 27, 2017, a second class action complaint making similar claims on behalf of a similarly defined putative class was filed in the United States District Court for the Eastern District of Oklahoma. Plaintiffs in the two cases sought to have the matters consolidated, and, on July 10, 2017, filed a consolidated amended complaint styled In re Broiler Chicken Grower Litigation. The plaintiffs allege, among other things, that the defendants colluded not to compete for broiler raising services “with the purpose and effect of fixing, maintaining, and/or stabilizing grower compensation below competitive levels.” The plaintiffs also allege that the defendants “agreed to share detailed data on [g]rower compensation with one another, with the purpose and effect of artificially depressing [g]rower compensation below competitive levels.” The plaintiffs contend these alleged acts constitute violations of the Sherman Antitrust Act and Section 202 of the Grain Inspection, Packers and Stockyards Act of 1921. The plaintiffs are seeking treble damages, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative class. We and the other defendants filed a motion to dismiss on September 8, 2017. That motion is pending.
On April 23, 2015, the United States Environmental Protection Agency (EPA) issued a Finding and Notice of Violation (NOV) to Tyson Foods, Inc. and our subsidiary, Southwest Products, LLC, alleging violations of the California Truck and Bus Regulation. The NOV alleged that certain diesel-powered trucks operated by us in California did not comply with California’s emission requirements for in-use trucks and that we did not verify the compliance status of independent carriers hired to carry products in California. In January 2016, the EPA proposed that we pay a civil penalty of $283,990 to resolve these allegations. In June 2017, the EPA withdrew this proposal and referred the matter to the California Air Resources Board (CARB). We are cooperating with the CARB and, in July 2017, we signed a tolling agreement with the CARB. In March 2018 the CARB proposed a civil penalty of $357,000. In July 2018, we reached a settlement agreement and a penalty of $169,000 was paid in October.
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

Other Matters: As of September 29, 2018, we had approximately 121,000 employees and, at any time, have various employment practices matters outstanding. In the aggregate, these matters are significant to the Company, and we devote significant resources to managing employment issues. Additionally, we are subject to other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on our consolidated results of operations or financial position.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE COMPANY
Each of our executive officers serve one-year terms from the date of their election, or until their successors are appointed and qualified. No family relationships exist among these officers. The name, title, age and calendar year of initial election to executive office of our executive officers are listed below:

Name	Title	Age	Year Elected Executive Officer
John Tyson	Chairman of the Board of Directors	65	2011
Curt T. Calaway	Senior Vice President Finance, Treasurer and Chief Accounting Officer	45	2012
Stewart Glendinning	Executive Vice President and Chief Financial Officer	53	2017
Sally Grimes	Group President Prepared Foods	47	2014
Mary Oleksiuk	Executive Vice President and Chief Human Resources Officer	56	2014
Doug Ramsey	Group President Poultry	49	2017
Scott Rouse	Executive Vice President and Chief Customer Officer	55	2017
Scott Spradley	Executive Vice President and Chief Technology Officer	53	2017
Stephen Stouffer	Group President Fresh Meats	58	2013
Amy Tu	Executive Vice President and General Counsel	51	2017
Noel White	President and Chief Executive Officer	60	2009
Justin Whitmore	Executive Vice President Continuous Improvement and Chief Sustainability Officer	36	2017
John Tyson has served as Chairman of the Board of Directors since 1998 and was previously Chief Executive Officer of the Company from 2001 until 2006. Mr. Tyson was initially employed by the Company in 1973.
Curt T. Calaway, our Chief Accounting Officer, was also appointed Senior Vice President Finance and Treasurer in August 2018, after serving as Senior Vice President, Controller and Chief Accounting Officer since 2012, and serving as Vice President, Audit and Compliance since 2008. Mr. Calaway was initially employed by the Company in 2006.
Stewart Glendinning was appointed Executive Vice President and Chief Financial Officer in February 2018 after serving as Executive Vice President since his initial employment by the Company in December 2017.
Sally Grimes was appointed Group President, Prepared Foods in August 2017, after serving as President, North American Retail since February 2017, Chief Global Growth Officer and President International since 2016, and Chief Global Growth Officer since 2015 following her appointment as President and Global Growth Officer in 2014. Ms. Grimes previously served as Senior Vice President, Chief Innovation Officer and President, Gourmet Food Group of Hillshire Brands since 2012. Hillshire Brands was acquired by the Company in 2014.
Mary Oleksiuk was appointed Executive Vice President and Chief Human Resources Officer in 2014. Ms. Oleksiuk previously served as Senior Vice President, Chief Human Resources Officer for Hillshire Brands since 2012.
Doug Ramsey was appointed Group President, Poultry in August 2017, after serving as President Poultry since March 2017. Mr. Ramsey previously served as Senior Vice President Big Bird/Fowl since 2014, and Senior Vice President and GM Value-Added since 2011. Mr. Ramsey was initially employed by the Company in 1992.
Scott Rouse was appointed Executive Vice President and Chief Customer Officer in 2014, after serving as Senior Vice President Customer Development since 2006. Mr. Rouse was initially employed by the Company in 2004.
Scott Spradley was appointed Executive Vice President and Chief Technology Officer in 2017.
Stephen R. Stouffer was appointed Group President, Fresh Meats in October 2018, after serving as President, Fresh Meats since 2013, and Senior Vice President, Beef Margin Management since 2012. Mr. Stouffer was initially employed by IBP, inc. in 1982. IBP, inc. was acquired by the Company in 2001.

Amy Tu was appointed Executive Vice President and General Counsel in December 2017.
Noel White was appointed President and Chief Executive Officer on September 30, 2018, after serving as Group President, Fresh Meats and International and Chief Operations Officer, each in 2017, President, Poultry since 2013, and Senior Group Vice President, Fresh Meats since 2009. Mr. White was initially employed by IBP, inc. in 1983.
Justin Whitmore was appointed Executive Vice President Continuous Improvement and Chief Sustainability Officer in October 2018, after serving as Executive Vice President Corporate Strategy and Chief Sustainability Officer since December 2017, Chief Sustainability Officer and Senior Vice President Corporate Strategy since August 2017, Chief Sustainability Officer since May 2017.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We have issued and outstanding two classes of capital stock, Class A stock and Class B stock. Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share and holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of October 27, 2018, there were approximately 21,000 holders of record of our Class A stock and six holders of record of our Class B stock.
DIVIDENDS
Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. We have paid uninterrupted quarterly dividends on common stock each year since 1977. In fiscal 2018, the annual dividend rate for Class A stock was $1.20 per share and the annual dividend rate for Class B stock was $1.08 per share. In fiscal 2017, the annual dividend rate for Class A stock was $0.90 per share and the annual dividend rate for Class B stock was $0.81 per share. Effective November 12, 2018, the Board of Directors increased the quarterly dividend previously declared on August 9, 2018, to $0.375 per share on our Class A stock and $0.3375 per share on our Class B stock. The increased quarterly dividend is payable on December 14, 2018, to shareholders of record at the close of business on November 30, 2018. Also effective November 12, 2018, the Board of Directors declared a quarterly dividend of $0.375 per share on our Class A stock and $0.3375 per share on our Class B stock, payable on March 15, 2019, to shareholders of record at the close of business on March 1, 2019. We anticipate the remaining quarterly dividends in fiscal 2019 will be $0.375 and $0.3375 per share of our Class A and Class B stock, respectively. This results in an annual dividend rate in fiscal 2019 of $1.50 for Class A shares and $1.35 for Class B shares, or a 25% increase compared to the fiscal 2018 annual dividend rate. We also continue to anticipate our annual dividends to increase approximately $0.10 per share per year.
MARKET INFORMATION
Our Class A stock is traded on the New York Stock Exchange under the symbol “TSN.” No public trading market currently exists for our Class B stock.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Jul. 1, 2018 to Jul. 28, 2018	93,944		$66.00	—		23,744,585
Jul. 29, 2018 to Sept. 1, 2018	687,720		62.66	637,424		23,107,161
Sept. 2, 2018 to Sept. 29, 2018	181,909		62.20	160,988		22,946,173
Total	963,573	(2)	$62.90	798,412	(3)	22,946,173

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

(2)
We purchased 165,161 shares during the period that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 112,066 shares purchased in open market transactions and 53,095 shares withheld to cover required tax withholdings on the vesting of restricted stock.

(3)	These shares were purchased during the period pursuant to our previously announced stock repurchase program.

PERFORMANCE GRAPH
The following graph shows a five-year comparison of cumulative total returns for our Class A stock, the Standard & Poor’s (S&P) 500 Index, our previous peer group and our current peer group of companies described below.

	Fiscal Years Ended
	9/28/13	9/27/14	10/3/15	10/1/16	9/30/17	9/29/18
Tyson Foods, Inc.	$100.00	$133.03	$157.97	$268.27	$256.90	$220.78
S&P 500 Index	100.00	119.73	119.00	137.36	162.92	192.10
Previous Peer Group	100.00	114.65	121.89	138.71	138.27	139.24
Current Peer Group	100.00	114.98	121.92	138.54	138.08	138.36
The total cumulative return on investment (change in the year-end stock price plus reinvested dividends), which is based on the stock price or composite index at the end of fiscal 2013, is presented for each of the periods for the Company, the S&P 500 Index, the previous peer group and our current peer group. The changes from our previous peer group to our current peer group was that our previous group included Dean Foods Company and McCormick & Co. The complete list of our current peer group includes: Archer-Daniels-Midland Company, Bunge Limited, Campbell Soup Company, ConAgra Foods, Inc., General Mills, Inc., Hormel Foods Corp., Kellogg Co., Kraft Heinz Company, Mondelez International Inc., PepsiCo, Inc., Pilgrim's Pride Corporation, The Coca-Cola Company, The Hershey Company and The J.M. Smucker Company. The graph compares the performance of the Company's Class A common stock with that of the S&P 500 Index and both peer groups, with the return of each company in the peer groups weighted on market capitalization. The stock price performance of the Company's Class A common stock shown in the above graph is not necessarily indicative of future stock price performance.
The information in this "Performance Graph" section shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

ITEM 6. SELECTED FINANCIAL DATA
FIVE-YEAR FINANCIAL SUMMARY

in millions, except per share, percentage and ratio data
	2018	2017	2016	2015	2014
Summary of Operations
Sales	$40,052	$38,260	$36,881	$41,373	$37,580
Operating income	3,055	2,931	2,833	2,169	1,430
Net interest expense	343	272	243	284	125
Net income	3,027	1,778	1,772	1,224	856
Net income attributable to Tyson	3,024	1,774	1,768	1,220	864
Diluted net income per share attributable to Tyson:
Net income	8.19	4.79	4.53	2.95	2.37
Dividends declared per share:
Class A	1.275	0.975	0.650	0.425	0.325
Class B	1.148	0.878	0.585	0.383	0.294
Balance Sheet Data
Cash and cash equivalents	$270	$318	$349	$688	$438
Total assets	29,109	28,066	22,373	22,969	23,906
Total gross debt	9,873	10,203	6,279	6,690	8,128
Shareholders’ equity	12,811	10,559	9,624	9,706	8,904
Other Key Financial Measures
Depreciation and amortization	$943	$761	$705	$711	$530
Capital expenditures	1,200	1,069	695	854	632
EBITDA	4,021	3,648	3,538	2,906	1,897
Return on invested capital	14.3%	16.3%	18.1%	13.4%	11.9%
Effective tax rate	(10.3)%	32.3%	31.8%	36.3%	31.6%
Total debt to capitalization	43.5%	49.1%	39.5%	40.8%	47.7%
Book value per share	$35.09	$28.72	$25.67	$24.25	$21.86
Notes to Five-Year Financial Summary

a.
Fiscal 2018 net income included $1,003 million post-tax recognition of tax benefit from remeasurement of net deferred tax liabilities at lower enacted tax rates, $109 million pretax one-time cash bonus to our hourly frontline employees, $68 million pretax impairment charge net of a realized gain related to the divestiture of non-protein businesses and $59 million pretax restructuring and related charges.

b.
Fiscal 2017 net income included $103 million pretax expense of AdvancePierre purchase accounting and acquisition related costs, pretax impairment charges of $52 million related to our San Diego Prepared Foods operation and $45 million related to the expected sale of a non-protein business and pretax restructuring and related charges of $150 million.

c.
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

d.
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

e.
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

EBITDA RECONCILIATIONS
A reconciliation of net income to EBITDA is as follows:

in millions, except ratio data
	2018	2017	2016	2015	2014

Net income	$3,027	$1,778	$1,772	$1,224	$856
Less: Interest income	(7)	(7)	(6)	(9)	(7)
Add: Interest expense	350	279	249	293	132
Add: Income tax expense (benefit)	(282)	850	826	697	396
Add: Depreciation	723	642	617	609	494
Add: Amortization (a)	210	106	80	92	26
EBITDA	$4,021	$3,648	$3,538	$2,906	$1,897

Total gross debt	$9,873	$10,203	$6,279	$6,690	$8,128
Less: Cash and cash equivalents	(270)	(318)	(349)	(688)	(438)
Less: Short-term investments	(1)	(3)	(4)	(2)	(1)
Total net debt	$9,602	$9,882	$5,926	$6,000	$7,689

Ratio Calculations:
Gross debt/EBITDA	2.5x	2.8x	1.8x	2.3x	4.3x
Net debt/EBITDA	2.4x	2.7x	1.7x	2.1x	4.1x

(a)
Excludes the amortization of debt issuance and debt discount expense of $10 million, $13 million, $8 million, $10 million and $10 million for fiscal 2018, 2017, 2016, 2015 and 2014, respectively, as it is included in Interest expense.

EBITDA is defined as net income before interest, income taxes, depreciation and amortization. Net debt to EBITDA represents the ratio of our debt, net of cash and short-term investments, to EBITDA. EBITDA and net debt to EBITDA are presented as supplemental financial measurements in the evaluation of our business. We believe the presentation of these financial measures helps investors to assess our operating performance from period to period, including our ability to generate earnings sufficient to service our debt, enhances understanding of our financial performance and highlights operational trends. These measures are widely used by investors and rating agencies in the valuation, comparison, rating and investment recommendations of companies; however, the measurements of EBITDA and net debt to EBITDA may not be comparable to those of other companies, which limits their usefulness as comparative measures. EBITDA and net debt to EBITDA are not measures required by or calculated in accordance with generally accepted accounting principles (GAAP) and should not be considered as substitutes for net income or any other measure of financial performance reported in accordance with GAAP or as a measure of operating cash flow or liquidity. EBITDA is a useful tool for assessing, but is not a reliable indicator of, our ability to generate cash to service our debt obligations because certain of the items added to net income to determine EBITDA involve outlays of cash. As a result, actual cash available to service our debt obligations will be different from EBITDA. Investors should rely primarily on our GAAP results, and use non-GAAP financial measures only supplementally, in making investment decisions.
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
We operate in four reportable segments: Beef, Pork, Chicken and Prepared Foods. Other primarily includes our foreign chicken production operations in China, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC.

In fiscal 2017, we acquired and consolidated AdvancePierre, a producer and distributor of value-added, convenient, ready-to-eat sandwiches, sandwich components and other entrées and snacks, and in fiscal 2018, we acquired Original Philly, a valued added protein business. The results from operations of these businesses are included in the Prepared Foods and Chicken segments. In fiscal 2018, we acquired Tecumseh, a vertically integrated value-added protein business, and American Proteins, a poultry rendering and blending operation as part of our strategic expansion and sustainability initiatives. The results from operations of these businesses are included in our Chicken segment. For further description of these transactions, refer to Part II, Item 8, Notes to Consolidated Financial Statements, Note 3: Acquisitions and Dispositions.
In fiscal 2018, we completed the sale of four non-protein businesses as part of our strategic focus on protein brands. All of these businesses were part of our Prepared Foods segment and included Sara Lee® Frozen Bakery, Kettle, Van’s®, and TNT Crust and produced items such as frozen desserts, waffles, snack bars, soups, sauces, sides and pizza crusts. The sales included the Chef Pierre®, Bistro Collection®, Kettle Collection™, and Van’s® brands, a license to use the Sara Lee® brand in various channels, as well as our Tarboro, North Carolina, Fort Worth, Texas, Traverse City, Michigan, and Green Bay, Wisconsin prepared foods facilities. For further description of these transactions, refer to Part II, Item 8, Notes to Consolidated Financial Statements, Note 3: Acquisitions and Dispositions.
OVERVIEW

•	Fiscal year – Our accounting cycle resulted in a 52-week year for fiscal 2018, 2017 and 2016.

•
General – Our fiscal 2018 operating income increased compared to fiscal 2017, as record Beef and Prepared Foods segment results were partially offset by a decline in Chicken and Pork segment margins. In fiscal 2018, our results were impacted by $109 million of one-time cash bonus to frontline employees, as we continued to make investments in our talent, $68 million impairment, net of realized gains, associated with the divestitures of non-protein businesses, and $59 million of restructuring and related charges. Sales increased 5% in fiscal 2018 over fiscal 2017, primarily due to increased sales volumes and average sales prices in Beef, Chicken and Prepared Foods.

•
Market Environment – According to the United States Department of Agriculture (USDA), domestic protein production (beef, pork, chicken and turkey) increased approximately 2% in fiscal 2018 compared to fiscal 2017. We continue to monitor recent trade and tariff activity and its potential impact to exports and inputs costs across all of our segments. Currently, we are experiencing impacts to domestic and export prices, primarily chicken and pork, resulting from uncertainty in trade policies and increased tariffs. Additionally, all segments experienced increased freight and labor costs. We will pursue recovery of increased costs related to tariffs, freight and labor through pricing. The Beef segment experienced strong export demand and more favorable domestic market conditions associated with an increase in cattle supply. With excess domestic availability of pork products, the Pork segment experienced periods of challenging market conditions despite decreased input costs. Our Chicken segment also faced challenging market conditions associated with increased domestic availability of supply, sluggish demand, reduced export prices and higher feed ingredient costs. Our Prepared Foods segment continued its strong performance despite experiencing reduced volumes as we divested of certain non-protein businesses.

•	Margins – Our total operating margin was 7.6% in fiscal 2018. Operating margins by segment were as follows:

•	Beef – 6.5%

•	Pork – 7.4%

•	Chicken –7.2%

•	Prepared Foods – 10.0%

•
Liquidity – We generated approximately $3 billion of operating cash flows during fiscal 2018. At September 29, 2018, we had $1.4 billion of liquidity, which included $270 million of cash and cash equivalents and the availability under our revolving credit facility after deducting amounts outstanding under our commercial paper program.

•
Strategy - Our strategy is to sustainably feed the world with the fastest growing protein brands. We intend to achieve our strategy as we: grow our business through differentiated capabilities; deliver ongoing financial fitness through continuous improvement; and sustain our company and our world for future generations.

•
During fiscal 2018, we acquired three operations for a total of approximately $1.5 billion, net of cash acquired. These operations, which consisted of American Proteins Inc., a poultry rendering and blending operation, Tecumseh Poultry, LLC, a vertically integrated valued-added business, and Original Philly Holdings, Inc., a value-added protein business, were acquired as part of our growth and sustainability initiatives and our acquisition strategy of new brands, new capabilities, scale and synergy, and new geographies and markets. For further description refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 3: Acquisition and Dispositions.

•
During fiscal 2017, we acquired AdvancePierre, a producer and distributor of value-added, convenient, ready-to-eat sandwiches, sandwich components and other entrées and snacks, as part of our overall strategy. The purchase price was equal to $40.25 per share in cash for AdvancePierre's outstanding common stock, or approximately $3.2 billion. For further description refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 3: Acquisition and Dispositions.

•
In August 2018, we reached a definitive agreement to buy the Keystone Foods business (“Keystone”) from Marfrig Global Foods for $2.16 billion in cash. The anticipated acquisition of Keystone, a major supplier to the growing global foodservice industry, is our latest investment in the furtherance of our growth strategy and expansion of our value-added protein capabilities. The transaction is expected to close in the first quarter or early second quarter of fiscal 2019 and is subject to customary closing conditions, including regulatory approvals, however, there can be no assurance that the acquisition will close at such time. We expect the majority of Keystone’s domestic results to be included in the Chicken segment and its international results to be in included in Other for segment presentation.

•
During fiscal 2018, we sold four non-protein operations for net proceeds of $805 million, as part of our strategic focus on protein brands. These operations, which were all part of our Prepared Foods segment, included Sara Lee® Frozen Bakery, Van’s®, Kettle and TNT Crust. For further description refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 3: Acquisitions and Dispositions.

•
In the fourth quarter of fiscal 2017, our Board of Directors approved a multi-year restructuring program (the “Financial Fitness Program”), which is expected to contribute to the Company’s overall strategy of financial fitness through increased operational effectiveness and overhead reduction. Through a combination of synergies from the integration of business acquisitions and additional elimination of non-valued added costs, the program is focused on supply chain, procurement and overhead improvements, and net savings are expected to be realized in the Prepared Foods and Chicken segments.

The Financial Fitness Program included the elimination of approximately 550 positions across several areas and job levels with most of the eliminated positions originating from the corporate offices in Springdale, Arkansas; Chicago, Illinois; and Cincinnati, Ohio. As a result, the Company recognized restructuring and related charges of $59 million and $150 million, in fiscal 2018 and fiscal 2017, respectively. In fiscal 2018, these charges consisted primarily of incremental costs to implement new technology and accelerated depreciation of technology assets. In fiscal 2017, these charges consisted of $53 million severance and employee related costs, $72 million technology impairment and related costs and $25 million of contract termination costs. The Company currently anticipates the Financial Fitness Program will result in cumulative pretax charges, once implemented, of approximately $253 million which consist primarily of severance and employee related costs, impairments and accelerated depreciation of technology assets, incremental costs to implement new technology, and contract termination costs. Through September 29, 2018, $209 million of the estimated $253 million total pretax charges, has been recognized. The majority of the remaining estimated charges are related to incremental costs to implement new technology. The following tables set forth the pretax impact of restructuring and related charges in the Consolidated Statements of Income and the pretax impact by our reportable segments. For further description refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 6: Restructuring and Related Charges.

in millions
	2018	2017
Cost of Sales	$—	$35
Selling, general and administrative expenses	59	115
Total restructuring and related charges, pretax	$59	$150

				in millions
	2017 charges	2018 charges	Estimated future charges	Total estimated Financial Fitness Program charges
Beef	$8	$4	$6	$18
Pork	3	1	3	7
Chicken	56	30	16	102
Prepared Foods	82	24	19	125
Other	1	—	—	1
Total restructuring and related charges, pretax	$150	$59	$44	$253

	in millions, except per share data
	2018	2017	2016
Net income attributable to Tyson	$3,024	$1,774	$1,768
Net income attributable to Tyson - per diluted share	8.19	4.79	4.53
2018 – Included the following items:

•	$1,003 million post tax, or $2.71 per diluted share, tax benefit from remeasurement of net deferred tax liabilities at lower enacted tax rates.

•	$109 million pretax, or ($0.22) per diluted share, related to one-time cash bonus to frontline employees.

•	$68 million pretax, or ($0.34) per diluted share, impairments net of realized gains associated with the divestitures of non-protein businesses.

•	$59 million pretax, or ($0.12) per diluted share, of restructuring and related charges.
2017 – Included the following items:

•
$103 million pretax, or ($0.18) per diluted share, of AdvancePierre purchase accounting and acquisition related costs, which included a $36 million purchase accounting adjustment for the amortization of the fair value step-up of inventory, $49 million of acquisition related costs and $18 million of acquisition bridge financing fees.

•	$150 million pretax, or ($0.15) per diluted share, of restructuring and related charges.

•	$52 million pretax, or ($0.09) per diluted share, impairment charge related to our San Diego Prepared Foods operation.

•	$45 million pretax, or $0.01 per diluted share, impairment net of tax benefit related to the expected sale of a non-protein business.
2016 – Included the following items:

•	$53 million post tax, or $0.14 per diluted share, related to recognition of previously unrecognized tax benefits and audit settlements.
SUMMARY OF RESULTS

Sales	in millions
	2018	2017	2016
Sales	$40,052	$38,260	$36,881
Change in sales volume	2.5%	1.0%
Change in average sales price	2.1%	2.7%
Sales growth	4.7%	3.7%
2018 vs. 2017 –

•
Sales Volume – Sales were positively impacted by an increase in sales volume, which accounted for an increase of $1,041 million. The Beef, Chicken and Prepared Foods segments had an increase in sales volume driven by strong demand for our beef products and incremental volumes from business acquisitions in the Chicken and Prepared Foods segments net of business divestitures in the Prepared Foods segment.

•
Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $751 million. All segments had an increase in average sales price, other than the Pork segment. The Beef segment experienced strong demand, while the Chicken and Prepared Foods segments were positively impacted by improved mix and business acquisitions net of business divestitures in the Prepared Foods segment.

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

•	The above amounts include a net increase of $508 million related to the inclusion of AdvancePierre results post acquisition.

Cost of Sales	in millions
	2018	2017	2016
Cost of sales	$34,926	$33,177	$32,184
Gross profit	5,126	5,083	4,697
Cost of sales as a percentage of sales	87.2%	86.7%	87.3%
2018 vs. 2017 –

•
Cost of sales increased $1,749 million. Higher input cost per pound increased cost of sales $918 million while higher sales volume increased cost of sales $831 million. These amounts include an incremental impact of $797 million related to the inclusion of AdvancePierre results post acquisition through the first anniversary of the acquisition on June 7, 2018.

•	The $918 million impact of higher input cost per pound was primarily driven by:

•	Increase in freight of approximately $270 million incurred across all our segments.

•	Increase from one-time cash bonus to frontline employees of $108 million.

•
Increase due to impairment charges of $101 million associated with the divestiture of a non-protein business in fiscal 2018, partially offset by $33 million of realized gains related to the sale of non-protein businesses in fiscal 2018 and impairment charges of $44 million related to our San Diego Prepared Foods operation in fiscal 2017.

•	Increase of approximately $52 million in our Chicken segment related to net increases in feed ingredient costs, growout expenses and outside meat purchases.

•	Decrease in live cattle costs of approximately $25 million in our Beef segment.

•	Decrease in live hog costs of approximately $90 million in our Pork segment.

•
Decrease due to net realized derivative losses of $30 million for fiscal 2018, compared to net realized derivative loss of $79 million for fiscal 2017 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed costs described above. Additionally, cost of sales decreased due to net unrealized losses of $3 million for fiscal 2018, compared to net unrealized losses of $40 million for fiscal 2017, primarily due to our Beef segment commodity risk management activities.

•
Remaining net change across all of our segments was primarily driven by increased operating costs and impacts on average input cost per pound from mix changes as well as from business acquisitions and divestitures.

•
The $831 million impact of higher sales volume was driven by increases in sales volume in our Beef, Chicken and Prepared Foods segments, partially offset by a decrease in sales volume in our Pork segment.

2017 vs. 2016 –

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

•	The $405 million impact of higher sales volume was driven by increases in sales volume in all segments, with the majority of the increase in the Beef and Prepared Foods segment.

Selling, General and Administrative	in millions
	2018	2017	2016
Selling, general and administrative	$2,071	$2,152	$1,864
As a percentage of sales	5.2%	5.6%	5.1%
2018 vs. 2017

•	Decrease of $81 million in selling, general and administrative was primarily driven by:

•
Decrease of $92 million in employee costs primarily from stock-based and incentive-based compensation, which also included a reduction of $24 million compensation and benefit integration expense incurred in fiscal 2017 that did not recur in fiscal 2018.

•	Decrease of $56 million from restructuring and related charges.

•	Decrease of $49 million in AdvancePierre acquisition related fees incurred as part of the acquisition in fiscal 2017 that did not recur in fiscal 2018.

•	Decrease of $18 million in commission and brokerage fees.

•	Decrease of $14 million in non-restructuring severance related expenses.

•	Decrease of $10 million in marketing, advertising, and promotion expense.

•
Increase of $153 million related to the AdvancePierre acquisition through the first anniversary of the acquisition on June 7, 2018, which included $91 million in incremental amortization and $62 million from the inclusion of AdvancePierre results post-acquisition.

•	Increase of $15 million from technology related costs.

•	Remainder of net change was primarily related to reduction in professional fees.
2017 vs. 2016 –

•	Increase of $288 million in selling, general and administrative was primarily driven by:

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

•	Increase of $8 million due to an impairment related to our San Diego Prepared Foods operation.

•	Remainder of net change was primarily related to professional fees.

Interest Income	in millions
	2018	2017	2016
	$(7)	$(7)	$(6)
2018/2017/2016 – Interest income remained relatively flat as lower deposit levels offset higher interest rates.

Interest Expense	in millions
	2018	2017	2016
Cash interest expense	$357	$278	$248
Non-cash interest (expense) income	(7)	1	1
Total Interest Expense	$350	$279	$249
2018/2017/2016 –

•
Cash interest expense primarily included interest expense related to our senior notes, term loans and commercial paper. The increase in cash interest expense in fiscal 2018 and fiscal 2017 was primarily due to debt issued in connection with business acquisitions and higher interest rates.

•	Non-cash interest expense primarily included amounts related to the amortization of debt issuance costs and discounts/premiums on note issuances, offset by interest capitalized.

Other (Income) Expense, net	in millions
	2018	2017	2016
	$(33)	$31	$(8)
2018 – Included $21 million of equity earnings in joint ventures and $11 million in insurance proceeds.
2017 – Included $28 million of legal costs related to two former subsidiaries of Hillshire Brands, which were sold by Hillshire Brands in 1986 and 1994. Also, included $18 million of bridge financing fees related to the AdvancePierre acquisition and $19 million of income from equity earnings in joint ventures.
2016 – Included $12 million of equity earnings in joint ventures and $4 million in net foreign currency exchange losses.

Effective Tax Rate
	2018	2017	2016
	(10.3)%	32.3%	31.8%
Our effective income tax rate was (10.3)% for fiscal 2018 compared to 32.3% for fiscal 2017. The effective tax rate for fiscal 2018 reflects impacts of the Tax Cuts and Jobs Act signed into law on December 22, 2017. These impacts include a $1,004 million benefit related to the remeasurement of deferred taxes existing at the date of enactment, which reduced the fiscal year effective tax rate by 36.6%, as well as a 24.5% statutory federal income tax rate for fiscal 2018 compared to the 35% statutory federal income tax rate effective for the prior year. Additionally, current year favorable timing differences currently deductible at the 24.5% blended tax rate, but reversing in future years at 21%, reduced the fiscal 2018 rate 1.3%. The non-deductible impairment and sale of certain assets in our non-protein businesses increased the fiscal 2018 rate 3.1%.
The fiscal 2018 effective tax rate also includes a 1.7% benefit related to domestic production activity deduction which is less than the 3.1% benefit in fiscal 2017, primarily due to the lower enacted federal tax rate. The fiscal 2018 effective tax rate includes 3.3% expense for state taxes, net of federal tax benefit, compared to 2.3% in fiscal 2017. This increase is also due in part to the lower enacted federal tax rate.
The fiscal 2017 effective tax rate was 32.3% compared to 31.8% in fiscal 2016. This change was due in part to 1.7% benefit for unrecognized tax benefits activity in fiscal 2016 that didn’t recur in fiscal 2017, partially offset by more favorable domestic production activity deduction and state income taxes in 2017.
We currently expect an annual effective tax rate of approximately 23.5% in 2019. For further description of drivers for these rates refer to Part I, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 9: Income Taxes.
SEGMENT RESULTS
We operate in four reportable segments: Beef, Pork, Chicken, and Prepared Foods. Other primarily includes our foreign chicken production operations in China and India, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC.
In fiscal 2017, we acquired and consolidated AdvancePierre, a producer and distributor of value-added, convenient, ready-to-eat sandwiches, sandwich components and other entrées and snacks, and in fiscal 2018, we acquired Original Philly, a valued added protein business. The results from operations of these businesses are included in the Prepared Foods and Chicken segments. In fiscal 2018, we acquired Tecumseh, a vertically integrated value-added protein business, and American Proteins, a poultry rendering and blending operation as part of our strategic expansion and sustainability initiatives. The results from operations of these businesses are included in our Chicken segment. For further description of these transactions, refer to Part II, Item 8, Notes to Consolidated Financial Statements, Note 3: Acquisitions and Dispositions.
In fiscal 2018, we completed the sale of four non-protein businesses as part of our strategic focus on protein brands. All of these businesses were part of our Prepared Foods segment and included Sara Lee® Frozen Bakery, Kettle, Van’s®, and TNT Crust and produced items such as frozen desserts, waffles, snack bars, soups, sauces, sides and pizza crusts. The sales included the Chef Pierre®, Bistro Collection®, Kettle Collection™, and Van’s® brands, a license to use the Sara Lee® brand in various channels, as well as our Tarboro, North Carolina, Fort Worth, Texas, Traverse City, Michigan, and Green Bay, Wisconsin prepared foods facilities. For further description of these transactions, refer to Part II, Item 8, Notes to Consolidated Financial Statements, Note 3: Acquisitions and Dispositions.

The following table is a summary of segment sales and operating income (loss), which is how we measure segment income (loss).

						in millions
	Sales			Operating Income (Loss)
	2018	2017	2016	2018	2017	2016
Beef	$15,473	$14,823	$14,513	$1,013	$877	$347
Pork	4,879	5,238	4,909	361	645	528
Chicken	12,044	11,409	10,927	866	1,053	1,305
Prepared Foods	8,668	7,853	7,346	868	462	734
Other	305	349	380	(53)	(106)	(81)
Intersegment Sales	(1,317)	(1,412)	(1,194)	—	—	—
Total	$40,052	$38,260	$36,881	$3,055	$2,931	$2,833

Beef Segment Results					in millions
	2018	2017	Change 2018 vs. 2017	2016	Change 2017 vs. 2016
Sales	$15,473	$14,823	$650	$14,513	$310
Sales Volume Change			3.1%		1.8%
Average Sales Price Change			1.2%		0.4%
Operating Income (Loss)	$1,013	$877	$136	$347	$530
Operating Margin	6.5%	5.9%		2.4%
2018 vs. 2017 –

•	Sales Volume – Sales volume increased due to improved availability of cattle supply, stronger demand for our beef products and increased exports.

•	Average Sales Price – Average sales price increased as demand for our beef products and strong exports outpaced the increase in live cattle supplies.

•
Operating Income – Operating income increased as we continued to maximize our revenues relative to live fed cattle costs, partially offset by increased labor and freight costs and one-time cash bonus to frontline employees of $27 million.

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

Pork Segment Results					in millions
	2018	2017	Change 2018 vs. 2017	2016	Change 2017 vs. 2016
Sales	$4,879	$5,238	$(359)	$4,909	$329
Sales Volume Change			(2.1)%		0.6%
Average Sales Price Change			(4.8)%		6.1%
Operating Income	$361	$645	$(284)	$528	$117
Operating Margin	7.4%	12.3%		10.8%
2018 vs. 2017 –

•	Sales Volume – Sales volume decreased as a result of balancing our supply with customer demand during a period of margin compression.

•	Average Sales Price – The average sales price decrease was associated with lower livestock costs.

•
Operating Income – Operating income decreased from prior year record results due to periods of compressed pork margins caused by excess domestic availability of pork, higher labor and freight costs, and one-time cash bonus to frontline employees of $12 million.

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

Chicken Segment Results					in millions
	2018	2017	Change 2018 vs. 2017	2016	Change 2017 vs. 2016
Sales	$12,044	$11,409	$635	$10,927	$482
Sales Volume Change			4.9%		1.2%
Average Sales Price Change			0.7%		3.1%
Operating Income	$866	$1,053	$(187)	$1,305	$(252)
Operating Margin	7.2%	9.2%		11.9%
2018 vs. 2017 –

•	Sales Volume – Sales volume increased primarily due to incremental volume from business acquisitions.

•	Average Sales Price – Average sales price increased due to sales mix changes and price increases associated with cost inflation.

•
Operating Income – Operating income decreased due to increased labor, freight and growout expenses, in addition to $103 million of higher feed ingredient costs and net realized and mark-to-market derivative losses, and one-time cash bonus to frontline employees of $51 million.

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

Prepared Foods Segment Results				in millions
	2018	2017	Change 2018 vs. 2017	2016	Change 2017 vs. 2016
Sales	$8,668	$7,853	$815	$7,346	$507
Sales Volume Change			4.1%		3.2%
Average Sales Price Change			6.1%		3.6%
Operating Income	$868	$462	$406	$734	$(272)
Operating Margin	10.0%	5.9%		10.0%
2018 vs. 2017 –

•
Sales Volume – Sales volume increased primarily due to incremental volume from business acquisitions net of business divestitures. Excluding the impact of the business divestitures, sales volumes in fiscal 2018 increased by 9.8%.

•	Average Sales Price – Average sales price increased due to product mix which was positively impacted by business acquisitions and divestitures.

•
Operating Income – Operating income increased due to improved mix and net incremental results from business acquisitions, net of divestitures, partially offset by higher input and freight costs and one-time cash bonus to frontline employees of $19 million. Additionally, operating income was impacted in fiscal 2018 by $68 million of impairments, net of realized gains, related to the divestitures of non-protein businesses. For fiscal 2017, operating income was impacted from $34 million of AdvancePierre purchase accounting and acquisition related costs, $97 million of impairments related to our San Diego Prepared Foods operation and the expected sale of a non-protein business, $30 million of compensation and benefits integration expense and $82 million of restructuring and related charges.

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

•
Operating Income – Operating income decreased due to impairments of $52 million related to our San Diego operation and of $45 million related to the expected sale of a non-protein business, $30 million of compensation and benefit integration expense, $34 million related to AdvancePierre purchase accounting and acquisition related costs, $82 million of restructuring and related charges, in addition to higher operating costs at some of our facilities. Additionally, Prepared Foods operating income was positively impacted by $538 million in cost savings, of which $97 million was incremental savings in fiscal 2017 above the $156 million of savings realized in fiscal 2016 and $285 million realized in fiscal 2015. The positive impact of these savings to operating income was partially offset with investments in innovation, new product launches and supporting the growth of our brands.

Other Results				in millions
	2018	2017	Change 2018 vs. 2017	2016	Change 2017 vs. 2016
Sales	$305	$349	$(44)	$380	$(31)
Operating Loss	(53)	(106)	53	(81)	(25)
2018 vs. 2017 –

•	Sales – Sales decreased due to a decline in sales volume in our foreign chicken production operations.

•	Operating loss – Operating loss improved primarily from lower third-party merger and integration costs.
2017 vs. 2016 –

•	Sales – Sales decreased due to a decline in average sales price and foreign produced sales volume.

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

Cash Flows from Operating Activities		in millions
	2018	2017	2016
Net income	$3,027	$1,778	$1,772
Non-cash items in net income:
Depreciation and amortization	943	761	705
Deferred income taxes	(865)	(39)	84
Gain on dispositions of businesses	(42)	—	—
Impairment of assets	175	214	45
Stock-based compensation expense	69	92	81
Other, net	(58)	(57)	(34)
Net changes in operating assets and liabilities	(286)	(150)	63
Net cash provided by operating activities	$2,963	$2,599	$2,716

•	Deferred income taxes for fiscal 2018 included a $1,004 million benefit related to remeasurement of net deferred income tax liabilities at newly enacted tax rates.

•	Gain on dispositions of businesses in fiscal 2018 primarily relates to the sale of the Sara Lee® Frozen Bakery, Kettle, Van’s® and TNT Crust businesses.

•	Impairment of assets included the following:

•
2018 – $101 million impairment related to the expected sale of a non-protein business. For further description regarding this charge refer to Part II, Item 8, Notes to Consolidated Financial Statements, Note 3: Acquisitions and Dispositions.

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

•	Cash flows associated with changes in operating assets and liabilities:

•
2018 – Decreased primarily due to increased inventory and decreased accrued employee costs, partially offset by increased income taxes payable. The increase in inventory is primarily due to livestock inventories. The decrease in accrued salaries and wages are primarily due to reduced restructuring and incentive-based compensation accruals. Increased taxes payable is due to timing of payments related to the sale of non-protein businesses in the fourth quarter.

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

•
Incremental tax reform cash flow in fiscal 2018 was $274 million which we invested in our frontline team members to sustainably grow our businesses. As part of this, we recognized expense of $109 million in one-time cash bonuses to our frontline employees.

Cash Flows from Investing Activities			in millions
	2018	2017	2016
Additions to property, plant and equipment	$(1,200)	$(1,069)	$(695)
(Purchases of)/Proceeds from marketable securities, net	(5)	(18)	(9)
Acquisitions, net of cash acquired	(1,474)	(3,081)	—
Proceeds from sale of businesses	797	—	—
Other, net	(24)	4	20
Net cash used for investing activities	$(1,906)	$(4,164)	$(684)

•
Additions to property, plant and equipment included spending for production growth, safety and animal well-being, in addition to acquiring new equipment, infrastructure replacements and upgrades to maintain competitive standing and position us for future opportunities.

•
Capital spending for fiscal 2019 is expected to approximate $1.5 billion and will include spending for production growth, safety, animal well-being, infrastructure replacements and upgrades, and operational improvements that will result in production and labor efficiencies, yield improvements and sales channel flexibility.

•	Purchases of marketable securities included funding for our deferred compensation plans.

•	Acquisitions, net of cash acquired, included:

•
2018 - We acquired three valued-added protein businesses in fiscal 2018. For further description regarding these acquisitions refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 3: Acquisitions and Dispositions.

•
2017 - We acquired AdvancePierre in the third quarter of fiscal 2017. For further description of this acquisition refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 3: Acquisitions and Dispositions.

•
Proceeds from sale of businesses related to the proceeds received from sale of our non-protein businesses during fiscal 2018. For further description refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 3: Acquisitions and Dispositions.

•
In August 2018, the Company announced it had reached a definitive agreement to buy the Keystone business from Marfrig Global Foods for $2.16 billion in cash. Refer to further description regarding this transaction under Part II, Item 8, Notes to the Consolidated Financial Statements, Note 3: Acquisitions and Dispositions.

Cash Flows from Financing Activities			in millions
	2018	2017	2016
Payments on debt	$(1,307)	$(3,159)	$(714)
Proceeds from issuance of long-term debt	1,148	5,444	1
Borrowings on revolving credit facility	1,755	1,810	1,065
Payments on revolving credit facility	(1,755)	(2,110)	(765)
Proceeds from issuance of commercial paper	21,024	8,138	—
Repayments of commercial paper	(21,197)	(7,360)	—
Payment of AdvancePierre TRA liability	—	(223)	—
Purchases of Tyson Class A common stock	(427)	(860)	(1,944)
Dividends	(431)	(319)	(216)
Stock options exercised	102	154	128
Other, net	(14)	15	68
Net cash provided by (used for) financing activities	$(1,102)	$1,530	$(2,377)

•	Payments on debt included:

•
2018 – We extinguished the $750 million outstanding balance of the Term Loan Tranche B due August 2020, which was increased during fiscal 2018 by $250 million, using cash on hand and proceeds from the issuance of Senior Notes due 2023 and 2048. We extinguished the $427 million outstanding balance of the Term Loan Tranche B due August 2019 using cash on hand and proceeds received from the sale of our Kettle business. We extinguished the $120 million outstanding balance of the Senior Notes due May 2018 using cash on hand.

•
2017 – We extinguished $1,146 million of AdvancePierre's debt, which we assumed in the acquisition, and fully retired the $1,800 million term loan tranche due June 2020, which was issued as part of the AdvancePierre acquisition financing.

•	2016 – We fully retired the $638 million outstanding balance of our 6.60% senior notes due April 2016.

•	Proceeds from issuance of long-term debt and borrowings/payments on revolving credit facility:

•
2018 – Proceeds from issuance of long-term debt included a $250 million increase in our Term Loan Tranche B due August 2020, primarily to fund an acquisition. Subsequently, proceeds from issuance of long-term debt included $400 million Senior Notes due 2023 and $500 million Senior Notes due 2048, which were primarily used to extinguish our Term Loan Tranche B due August 2020 and to repay commercial paper obligations.

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

•	Proceeds from issuance and repayment of short-term debt in the form of commercial paper:

•	2018 – We had net repayments of $173 million to our unsecured short-term promissory notes (commercial paper) pursuant to our commercial paper program.

•
2017 – We had net issuances of $778 million in unsecured short-term promissory notes pursuant to our commercial paper program. We used the net proceeds from the commercial paper program as partial financing for the AdvancePierre acquisition and for general corporate purposes.

•	Payments on TRA obligation in the acquisition of AdvancePierre:

•	2017 – AdvancePierre Tax Receivable Agreement (TRA) liability of $223 million was paid to its former shareholders as a result of our assumption of this obligation in the acquisition of AdvancePierre.

•	Purchases of Tyson Class A common stock included:

•	$350 million, $797 million, and $1,868 million for shares repurchased pursuant to our share repurchase program in fiscal 2018, 2017 and 2016, respectively.

•	$77 million, $63 million and $76 million for shares repurchased to fund certain obligations under our equity compensation plans in fiscal 2018, 2017 and 2016, respectively.

•	Dividends paid during fiscal 2018 included a 33% increase to our fiscal 2017 quarterly dividend rate.

•	Other, net in fiscal 2016 includes tax benefits associated with stock option exercises.

•
Keystone acquisition financing - In August 2018, the Company announced it had reached a definitive agreement to buy the Keystone business from Marfrig Global Foods for $2.16 billion in cash. The transaction is expected to close in the first quarter or early second quarter of fiscal 2019 and is subject to customary closing conditions, including regulatory approvals, however, there can be no assurance that the acquisition will close at such time. Permanent financing for the Keystone acquisition is expected to include a mix of senior notes, term loans, commercial paper and cash on hand.

Liquidity					in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Outstanding Amount Borrowed	Amount Available
Cash and cash equivalents					$270
Short-term investments					1
Revolving credit facility	March 2023	$1,750	$—	$—	1,750
Commercial Paper					(605)
Total liquidity					$1,416

•	Liquidity includes cash and cash equivalents, short-term investments, and availability under our revolving credit facility, less outstanding commercial paper balance.

•	At September 29, 2018, we had current debt of $1,911 million, which we intend to repay with cash generated from our operating activities and other liquidity sources.

•
The revolving credit facility supports our short-term funding needs and also serves to backstop our commercial paper program. Our maximum borrowing under the revolving credit facility during fiscal 2018 was $325 million.

•	We expect net interest expense will approximate $350 million for fiscal 2019.

•
At September 29, 2018, $256 million of our cash was held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. We manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. We intend to repatriate excess cash (net of applicable withholding taxes) not subject to regulatory requirements and to indefinitely reinvest outside of the United States the remainder of cash held by foreign subsidiaries. We do not expect the regulatory restrictions or taxes on repatriation to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.

•
Our ratio of short-term assets to short-term liabilities ("current ratio") was 1.13 to 1 and 1.55 to 1 at September 29, 2018, and September 30, 2017, respectively. The decrease in fiscal 2018 was due to increased balance of current debt.

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
As of September 29, 2018, we had no outstanding borrowings under this facility, which left $1.75 billion available for borrowing, before deducting amounts to backstop our commercial paper program. Our revolving credit facility is funded by a syndicate of 39 banks, with commitments ranging from $0.3 million to $123 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.
Commercial Paper Program
Our commercial paper program provides a low-cost source of borrowing to fund general corporate purposes including working capital requirements. The maximum borrowing capacity under the commercial paper program is $1 billion. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. As of September 29, 2018, $605 million was outstanding under this program with maturities less than 25 days.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At September 29, 2018, and September 30, 2017, the ratio of our net debt to EBITDA was 2.4x and 2.7x, respectively. Refer to Part II, Item 6, Selected Financial Data, for an explanation and reconciliation to comparable GAAP measures. The decrease in this ratio for fiscal 2018 is due to a decrease in net debt of $280 million and an increase in EBITDA of $373 million.

Credit Ratings
Revolving Credit Facility
Standard & Poor's Rating Services', a Standard & Poor's Financial Services LLC business ("S&P") corporate credit rating for Tyson Foods, Inc. is "BBB." Moody’s Investor Service, Inc.'s ("Moody's"), senior unsecured, long-term debt rating for Tyson Foods, Inc. is "Baa2." Fitch Ratings', a wholly owned subsidiary of Fimlac, S.A. ("Fitch") issuer default rating for Tyson Foods, Inc. is "BBB." The below table outlines the fees paid on the unused portion of the facility (Facility Fee Rate) and letter of credit fees (Undrawn Letter of Credit Fee and Borrowing Spread) depending on the rating levels of Tyson Foods, Inc. from S&P, Moody's and Fitch.

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
We were in compliance with all debt covenants at September 29, 2018.
Pension Plans
As further described in Part II, Item 8, Notes to Consolidated Financial Statements, Note 15: Pensions and Other Postretirement Benefits, the funded status of our defined benefit pension plans is defined as the amount the projected benefit obligation exceeds the plan assets. The funded status of the plans is an underfunded position of $162 million at the end of fiscal 2018 as compared to an underfunded position of $195 million at the end of fiscal 2017.
We expect to contribute approximately $15 million of cash to our pension plans in fiscal 2019 as compared to approximately $29 million in fiscal 2018 and $53 million in fiscal 2017. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements. As a result, the actual funding in fiscal 2019 may be different from the estimate.
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

CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations as of September 29, 2018:

					in millions
	Payments Due by Period
	2019	2020-2021	2022-2023	2024 and thereafter	Total
Debt and capital lease obligations:
Principal payments (1)	$1,911	$1,548	$1,412	$5,056	$9,927
Interest payments (2)	360	617	517	2,606	4,100
Guarantees (3)	20	46	38	15	119
Operating lease obligations (4)	128	160	69	61	418
Purchase obligations (5)	1,422	1,083	172	111	2,788
Capital expenditures (6)	1,071	761	—	—	1,832
Other long-term liabilities (7)	—	—	—	—	604
Total contractual commitments	$4,912	$4,215	$2,208	$7,849	$19,788

(1)	In the event of a default on payment, acceleration of the principal payments could occur.

(2)
Interest payments include interest on all outstanding debt. Payments are estimated for variable rate and variable term debt based on effective interest rates at September 29, 2018, and expected payment dates.

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

(5)
Amounts include agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligations amount included items, such as future purchase commitments for grains, livestock contracts and grower fees, that provide terms that meet the above criteria. For certain grain purchase commitments with a fixed quantity provision, we have assumed the future obligations under the commitment based on available commodity futures prices as published in observable active markets as of September 29, 2018. We have excluded future purchase commitments for contracts that do not meet these criteria. Purchase orders are not included in the table, as a purchase order is an authorization to purchase and is cancelable. Contracts for goods or services that contain termination clauses without penalty have also been excluded.

(6)	Amounts include estimated amounts to complete buildings and equipment under construction as of September 29, 2018.

(7)
Other long-term liabilities primarily consist of deferred compensation, deferred income, self-insurance, and asset retirement obligations. We are unable to reliably estimate the amount of these payments beyond fiscal 2018; therefore, we have only included the total liability in the table above. We also have employee benefit obligations consisting of pensions and other postretirement benefits of $233 million that are excluded from the table above. A discussion of the Company's pension and postretirement plans, including funding matters, is included in Part II, Item 8, Notes to Consolidated Financial Statements, Note 15: Pensions and Other Postretirement Benefits.

In addition to the amounts shown above in the table, we have unrecognized tax benefits of $288 million and related interest and penalties of $73 million at September 29, 2018, recorded as liabilities.
The potential maximum contractual obligation associated with our cash flow assistance programs at September 29, 2018, based on the estimated fair values of the livestock supplier’s net tangible assets on that date, aggregated to approximately $300 million. After analyzing residual credit risks and general market conditions, we had no allowance for these programs' estimated uncollectible receivables at September 29, 2018.
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

A 10% change in our marketing, advertising, and promotion accruals at September 29, 2018, would impact pretax earnings by approximately $22 million.

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

We periodically review our estimates and assumptions with our third-party actuary to assist us in determining the adequacy of our self-insurance liability. Our policy is to maintain an accrual at the actuarial estimated median.

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

A 10% change in the actuarial estimate at September 29, 2018, would impact our self-insurance liability by approximately $30 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Defined benefit pension plans
We sponsor nine defined benefit pension plans that provide retirement benefits to certain employees. Currently we are in the process of liquidating five of our nine defined benefit pension plans. We also participate in a multi-employer plan that provides defined benefits to certain employees covered by collective bargaining agreements. Such plans are usually administered by a board of trustees composed of the management of the participating companies and labor representatives.

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

Net periodic benefit cost for the defined benefit pension plans was $13 million in fiscal 2018. The projected benefit obligation was $1,612 million at the end of fiscal 2018. Unrecognized actuarial gain was $65 million at the end of fiscal 2018. We currently expect net periodic benefit cost for fiscal 2019 to be approximately $11 million, excluding the pending settlement as described in Note 15: Pension and Other Postretirement Benefits.

Plan assets are currently comprised of approximately 99% fixed income securities. Fixed income securities can include, but are not limited to, direct bond investments and pooled or indirect bond investments.

We expect to contribute approximately $15 million of cash to our pension plans in fiscal 2019. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements.

Our defined benefit pension plans contain uncertainties due to assumptions required and judgments used.

The key assumptions used in developing the required estimates include such factors as discount rates, expected returns on plan assets, retirement rates, and mortality. These assumptions can have a material impact upon the funded status and the net periodic benefit cost. The expected liquidation of certain plans has been considered along with these assumptions.

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

A 1% increase in the discount rate at September 29, 2018, would result in a decrease in the projected benefit obligation and net periodic benefit cost of approximately $167 million and $19 million, respectively. A 1% decrease in the discount rate at September 29, 2018, would result in an increase in the projected benefit obligation and net periodic benefit cost of approximately $204 million and $1 million, respectively.

A 1% change in the return on plan assets at September 29, 2018, would impact the net periodic benefit cost by approximately $14 million.

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

Income tax includes an estimate for withholding taxes on earnings of foreign subsidiaries expected to be remitted to the United States but does not include an estimate for taxes on earnings considered to be indefinitely invested in the foreign subsidiary.

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

We recorded impairment charges related to long-lived assets and definite life intangibles of $175 million, $214 million and $45 million, in fiscal 2018, 2017 and 2016, respectively.

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
Impairment of goodwill and indefinite life intangible assets
Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, the fair value of the reporting unit may be more likely than not less than its carrying amount or if significant changes to macro-economic factors related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required. The quantitative test compares the fair value of a reporting unit with its carrying amount. Additionally, we can elect to forgo the qualitative assessment and perform the quantitative test. Upon performing the quantitative test, if the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of goodwill.
For indefinite life intangible assets, a qualitative assessment can also be performed to determine whether the existence of events and circumstances indicates it is more likely than not an intangible asset is impaired. Similar to goodwill, we can also elect to forgo the qualitative test for indefinite life intangible assets and perform the quantitative test. Upon performing the quantitative test, if the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We elected to forgo the qualitative assessment on our indefinite life intangible assets for the fiscal 2018 impairment test.
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

We estimate the fair value of our reporting units considering the use of various valuation techniques, with the primary technique being an income approach (discounted cash flow analysis), which uses significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy and requires us to make various judgmental assumptions about sales, operating margins, growth rates and discount rates.
We include assumptions about sales, operating margins and growth rates which consider our budgets, business plans and economic projections, and are believed to reflect market participant views which would exist in an exit transaction. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. Generally, we utilize operating margin assumptions based on future expectations and operating margins historically realized in the reporting units' industries.
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
During fiscal 2018, 2017 and 2016, all of our material reporting units that underwent a quantitative test passed the goodwill impairment analysis.
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
The discount rate used in our annual goodwill impairment test increased to 6.9% in fiscal 2018 from 6.7% in fiscal 2017. Discount rates continue to be low compared to historical levels. A 40% increase in the discount rate would have caused the carrying value of one of our reporting units, with $6,141 million of goodwill at September 29, 2018 and the least headroom during the fiscal 2018 test, to exceed its discounted cash flows' fair value.
Our fiscal 2018, 2017, and 2016 indefinite life intangible assets impairment analysis did not result in an impairment charge. All indefinite life intangible assets’ estimated fair value exceeded their carrying value by more than 20% at the date of their most recent estimated fair value determination. Consequently, we do not currently consider any of our material indefinite life intangible assets at significant risk of impairment.
The discount rate used in our annual indefinite life intangible assets impairment test was 8.2% in fiscal 2018. A 20% increase in the discount rate would have caused the carrying value of one intangible asset, which has a carrying value of $301 million, to exceed fair value.

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
Commodities Risk: We purchase certain commodities, such as grains and livestock in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of September 29, 2018, and September 30, 2017, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis included hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value	in millions
	2018	2017
Livestock:
Live Cattle	$12	$23
Lean Hogs	4	16
Grain:
Corn	26	17
Soy Meal	26	13
Interest Rate Risk: At September 29, 2018, we had variable rate debt of $1,655 million with a weighted average interest rate of 2.6%. A hypothetical 10% increase in interest rates effective at September 29, 2018, and September 30, 2017, would have a minimal effect on interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At September 29, 2018, we had fixed-rate debt of $8,218 million with a weighted average interest rate of 4.1%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $207 million at September 29, 2018, and $150 million at September 30, 2017. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
In fiscal 2018, as part of our risk management activities, we executed derivative financial instruments in the form of interest rate swaps, to hedge a portion of our exposure to changes in interest rates. At September 29, 2018, the total notional amount of interest rate swaps remaining outstanding was $400 million. A hypothetical 10% decrease in interest rates would have a minimal effect on interest expense.

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
Foreign Currency Risk: We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Japanese yen and the Mexican peso. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at September 29, 2018, and September 30, 2017, related to the foreign exchange forward and option contracts would have a $9 million and $7 million impact, respectively, on pretax income.
Concentrations of Credit Risk: Our financial instruments exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to our large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At September 29, 2018, and September 30, 2017, 18.6% of our net accounts receivable balance was due from Walmart Inc. No other single customer or customer group represented greater than 10% of net accounts receivable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three years ended September 29, 2018
	in millions, except per share data
	2018	2017	2016
Sales	$40,052	$38,260	$36,881
Cost of Sales	34,926	33,177	32,184
Gross Profit	5,126	5,083	4,697
Selling, General and Administrative	2,071	2,152	1,864
Operating Income	3,055	2,931	2,833
Other (Income) Expense:
Interest income	(7)	(7)	(6)
Interest expense	350	279	249
Other, net	(33)	31	(8)
Total Other (Income) Expense	310	303	235
Income before Income Taxes	2,745	2,628	2,598
Income Tax Expense (Benefit)	(282)	850	826
Net Income	3,027	1,778	1,772
Less: Net Income Attributable to Noncontrolling Interests	3	4	4
Net Income Attributable to Tyson	$3,024	$1,774	$1,768
Weighted Average Shares Outstanding:
Class A Basic	295	296	315
Class B Basic	70	70	70
Diluted	369	370	390
Net Income Per Share Attributable to Tyson:
Class A Basic	$8.44	$4.94	$4.67
Class B Basic	$7.59	$4.45	$4.24
Diluted	$8.19	$4.79	$4.53
See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three years ended September 29, 2018
	in millions
	2018	2017	2016
Net Income	$3,027	$1,778	$1,772
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	(7)	—	(1)
Investments	(1)	(1)	—
Currency translation	(29)	6	4
Postretirement benefits	(7)	56	42
Total Other Comprehensive Income (Loss), Net of Taxes	(44)	61	45
Comprehensive Income	2,983	1,839	1,817
Less: Comprehensive Income Attributable to Noncontrolling Interests	3	4	4
Comprehensive Income Attributable to Tyson	$2,980	$1,835	$1,813
See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED BALANCE SHEETS

September 29, 2018, and September 30, 2017
in millions, except share and per share data
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$270	$318
Accounts receivable, net	1,723	1,675
Inventories	3,513	3,239
Other current assets	182	219
Assets held for sale	—	807
Total Current Assets	5,688	6,258
Net Property, Plant and Equipment	6,169	5,568
Goodwill	9,739	9,324
Intangible Assets, net	6,759	6,243
Other Assets	754	673
Total Assets	$29,109	$28,066
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$1,911	$906
Accounts payable	1,694	1,698
Other current liabilities	1,426	1,424
Liabilities held for sale	—	4
Total Current Liabilities	5,031	4,032
Long-Term Debt	7,962	9,297
Deferred Income Taxes	2,107	2,979
Other Liabilities	1,198	1,199
Commitments and Contingencies (Note 20)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 378 million shares	38	38
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,387	4,378
Retained earnings	12,329	9,776
Accumulated other comprehensive gain (loss)	(15)	16
Treasury stock, at cost – 82 million shares at September 29, 2018 and 80 million shares at September 30, 2017	(3,943)	(3,674)
Total Tyson Shareholders’ Equity	12,803	10,541
Noncontrolling Interests	8	18
Total Shareholders’ Equity	12,811	10,559
Total Liabilities and Shareholders’ Equity	$29,109	$28,066

See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Three years ended September 29, 2018
				in millions
	2018		2017		2016
	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance at beginning of year	378	$38	364	$36	346	$35
Issuance of Class A common stock	—	—	14	2	18	1
Balance at end of year	378	38	378	38	364	36

Class B Common Stock:
Balance at beginning and end of year	70	7	70	7	70	7

Capital in Excess of Par Value:
Balance at beginning of year		4,378		4,355		4,307
Stock-based compensation		9		23		48
Balance at end of year		4,387		4,378		4,355

Retained Earnings:
Balance at beginning of year		9,776		8,348		6,813
Net income attributable to Tyson		3,024		1,774		1,768
Dividends		(458)		(346)		(233)
Reclass from Accumulated Other Comprehensive Income (Loss), Net of Tax (1)		(13)		—		—
Balance at end of year		12,329		9,776		8,348

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of year		16		(45)		(90)
Other Comprehensive Income (Loss)		(44)		61		45
Reclass to Retained Earnings (1)		13		—		—
Balance at end of year		(15)		16		(45)

Treasury Stock:
Balance at beginning of year	80	(3,674)	73	(3,093)	47	(1,381)
Purchase of Class A common stock	6	(427)	14	(860)	32	(1,944)
Stock-based compensation	(4)	158	(7)	279	(6)	232
Balance at end of year	82	(3,943)	80	(3,674)	73	(3,093)

Total Shareholders’ Equity Attributable to Tyson		$12,803		$10,541		$9,608

Equity Attributable to Noncontrolling Interests:
Balance at beginning of year		$18		$16		$15
Net income attributable to noncontrolling interests		3		4		4
Distributions to noncontrolling interest		(3)		(2)		(3)
Net foreign currency translation adjustment and other		(10)		—		—
Total Equity Attributable to Noncontrolling Interests		$8		$18		$16

Total Shareholders’ Equity		$12,811		$10,559		$9,624
(1) Reclass from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act, following adoption of the applicable new accounting standard. Refer to Part II, Item 8, Notes to Consolidated Financial Statements, Note 2: Changes in Accounting Principles.
See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three years ended September 29, 2018
	in millions
	2018	2017	2016
Cash Flows From Operating Activities:
Net income	$3,027	$1,778	$1,772
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	723	642	617
Amortization	220	119	88
Deferred income taxes	(865)	(39)	84
Gain on dispositions of businesses	(42)	—	—
Impairment of assets	175	214	45
Share-based compensation expense	69	92	81
Other, net	(58)	(57)	(34)
(Increase) decrease in accounts receivable	(2)	(55)	73
(Increase) decrease in inventories	(207)	(246)	148
Increase (decrease) in accounts payable	(44)	61	(130)
Increase (decrease) in income taxes payable/receivable	111	55	(19)
Increase (decrease) in interest payable	(3)	16	(1)
Net changes in other operating assets and liabilities	(141)	19	(8)
Cash Provided by Operating Activities	2,963	2,599	2,716
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(1,200)	(1,069)	(695)
Purchases of marketable securities	(42)	(79)	(46)
Proceeds from sale of marketable securities	37	61	37
Acquisitions, net of cash acquired	(1,474)	(3,081)	—
Proceeds from sale of businesses	797	—	—
Other, net	(24)	4	20
Cash Used for Investing Activities	(1,906)	(4,164)	(684)
Cash Flows From Financing Activities:
Payments on debt	(1,307)	(3,159)	(714)
Proceeds from issuance of long-term debt	1,148	5,444	1
Borrowings on revolving credit facility	1,755	1,810	1,065
Payments on revolving credit facility	(1,755)	(2,110)	(765)
Proceeds from issuance of commercial paper	21,024	8,138	—
Repayments of commercial paper	(21,197)	(7,360)	—
Payment of AdvancePierre TRA liability	—	(223)	—
Purchases of Tyson Class A common stock	(427)	(860)	(1,944)
Dividends	(431)	(319)	(216)
Stock options exercised	102	154	128
Other, net	(14)	15	68
Cash (Used for) Provided by Financing Activities	(1,102)	1,530	(2,377)
Effect of Exchange Rate Change on Cash	(3)	4	6
Decrease in Cash and Cash Equivalents	(48)	(31)	(339)
Cash and Cash Equivalents at Beginning of Year	318	349	688
Cash and Cash Equivalents at End of Year	$270	$318	$349
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
Fiscal Year: We utilize a 52- or 53-week accounting period ending on the Saturday closest to September 30. The Company’s accounting cycle resulted in a 52-week year for fiscal 2018, fiscal 2017, and fiscal 2016.
Cash and Cash Equivalents: Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as part of our cash management activity. The carrying values of these assets approximate their fair values. We primarily utilize a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts where funds are moved to, and several zero-balance disbursement accounts for funding payroll, accounts payable, livestock procurement, grower payments, etc. As a result of our cash management system, checks issued, but not presented to the banks for payment, may result in negative book cash balances. These negative book cash balances are included in accounts payable and other current liabilities. At September 29, 2018, and September 30, 2017, checks outstanding in excess of related book cash balances totaled approximately $220 million and $237 million, respectively.
Accounts Receivable: We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. We calculate this allowance based on our history of write-offs, level of past due accounts and relationships with and economic status of our customers. At September 29, 2018, and September 30, 2017, our allowance for uncollectible accounts was $19 million and $34 million, respectively. We generally do not have collateral for our receivables, but we do periodically evaluate the credit worthiness of our customers.
Inventories: Processed products, livestock and supplies and other are valued at the lower of cost or net realizable value. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories.
In fiscal 2018 and fiscal 2017, 63% of the cost of inventories was determined by the first-in, first-out ("FIFO") method. The remaining cost of inventories for both years is determined by the weighted-average method.
The following table reflects the major components of inventory at September 29, 2018, and September 30, 2017:

		in millions
	2018	2017
Processed products	$1,981	$1,947
Livestock	1,006	874
Supplies and other	526	418
Total inventory	$3,513	$3,239
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

Goodwill and Intangible Assets: Definite life intangibles are initially recorded at fair value and amortized over the estimated period of benefit. Brands and trademarks are generally amortized using the straight-line method over 20 years or less. Customer relationships and supply arrangements are generally amortized over seven to 20 years based on the pattern of revenue expected to be generated from the use of the asset. Amortization expense is generally recognized in selling, general, and administrative expense. We review the carrying value of definite life intangibles at each balance sheet date if indication of impairment exists. Recoverability is assessed using undiscounted cash flows based on historical results and current projections of earnings before interest, taxes, depreciation and amortization. We measure impairment as the excess of carrying value over the fair value of the definite life intangible asset. We use various valuation techniques to estimate fair value, with the primary techniques being discounted cash flows, relief-from-royalty and multi-period excess earnings valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under these valuation approaches, we are required to make estimates and assumptions about sales, operating margins, growth rates, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data.
Goodwill and indefinite life intangible assets are initially recorded at fair value and not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise. Our goodwill is allocated by reporting unit and is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, the fair value of the reporting unit may be more likely than not less than carrying amount, or if significant changes to macro-economic factors related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required. Additionally, we can elect to forgo the qualitative assessment and perform the quantitative test. The quantitative test is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds the fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of goodwill.
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
The discount rate used in our annual goodwill impairment test increased to 6.9% in fiscal 2018 from 6.7% in fiscal 2017.
During fiscal 2018, 2017 and 2016, the fair value of each of our material reporting units' exceeded its carrying value.
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
The fair value of our indefinite life intangible assets is calculated principally using relief-from-royalty and multi-period excess earnings valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy, and is believed to reflect market participant views which would exist in an exit transaction. Under these valuation approaches, we are required to make estimates and assumptions about sales, operating margins, growth rates, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. During fiscal 2018, 2017 and 2016, the fair value of each of our indefinite life intangible assets exceeded its carrying value. The discount rate used in our indefinite life intangible test increased to 8.2% in fiscal 2018 from 7.9% in fiscal 2017.
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
Other Current Liabilities: Other current liabilities at September 29, 2018, and September 30, 2017, include:

	in millions
	2018	2017
Accrued salaries, wages and benefits	$549	$673
Other	877	751
Total other current liabilities	$1,426	$1,424
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
Advertising Expenses: Advertising expense is charged to operations in the period incurred and is recorded as selling, general and administrative expense. Advertising expense totaled $243 million, $238 million and $238 million in fiscal 2018, 2017 and 2016, respectively.
Research and Development: Research and development costs are expensed as incurred. Research and development costs totaled $114 million, $113 million and $96 million in fiscal 2018, 2017 and 2016, respectively.
Use of Estimates: The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Recently Issued Accounting Pronouncements:
In August 2018, the Financial Accounting Standards Board ("FASB") issued guidance aligning the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2019, our fiscal 2020. Early adoption is permitted and should be applied prospectively to all qualified implementation costs incurred after the adoption date. We plan to adopt this guidance beginning in the first quarter of fiscal 2019. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.
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
In May 2017, the FASB issued guidance that clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted and the prospective transition method should be applied to awards modified on or after the adoption date. We will adopt this guidance beginning in the first quarter of fiscal 2019. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.
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
In March 2017, the FASB issued guidance that will change the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost will be included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost will be presented separately outside of operating income. Additionally, only the service cost component will be eligible for capitalization when applicable. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted and the retrospective transition method should be applied for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement, and the prospective transition method should be applied, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. We will adopt this guidance beginning in the first quarter of fiscal 2019. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

In November 2016, the FASB issued guidance which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted and the retrospective transition method should be applied. We will adopt this guidance beginning in the first quarter of fiscal 2019. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.
In October 2016, the FASB issued guidance which requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the period in which the transfer occurs. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted and the modified retrospective transition method should be applied. We will adopt this guidance beginning in the first quarter of fiscal 2019. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.
In August 2016, the FASB issued guidance that aims to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted and the retrospective transition method should be applied. We will adopt this guidance beginning in the first quarter of fiscal 2019. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.
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
In February 2016, the FASB issued guidance that created new accounting and reporting guidelines for leasing arrangements. The guidance requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses and cash flows arising from a lease will depend on classification as a finance or operating lease. The guidance also requires qualitative and quantitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2018, our fiscal 2020. Early adoption is permitted and the modified retrospective method should be applied. While we are still evaluating the impact this guidance will have on our consolidated financial statements and related disclosures, we have completed our initial scoping reviews and have made progress in our assessment phase as we continue to identify our leasing processes that will be impacted by the new standard. We have also made progress in developing the policy elections we will make upon adoption and we are implementing software to meet the reporting requirements of this standard. We expect our financial statement disclosures will be expanded to present additional details of our leasing arrangements. Although we expect the impacts to be material, at this time, we are unable to reasonably estimate the expected increase in assets and liabilities on our consolidated balance sheets or the impacts to our consolidated financial statements upon adoption.
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
In May 2014, the FASB issued guidance that changes the criteria for recognizing revenue. The guidance provides for a single five-step model to be applied to all revenue contracts with customers. The standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. This guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. We will adopt this guidance using the modified retrospective transition method beginning in the first quarter of fiscal 2019. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements other than additional disclosure requirements.

NOTE 2: CHANGES IN ACCOUNTING PRINCIPLES
In March 2018, the FASB issued guidance that clarifies application of Topic 740 in regards to the "Tax Cuts and Jobs Act" (the "Tax Act") enacted December 22, 2017. The guidance requires provisional amounts to be reported within the reporting period in which the Tax Act was enacted if a reasonable estimate can be determined or within the measurement period not to exceed one year from the enactment date by which accounting is required to be completed in accordance with Topic 740. Any provisional amounts or adjustments to provisional amounts reported in the measurement period should be included in income from continuing operations as an adjustment to tax expense or benefit in the reporting period the amounts are determined. The guidance was effective immediately and we adopted this guidance in the first quarter of fiscal 2018. The impact of adoption had a material impact to our financial statements (see Note 9: Income Taxes).
In February 2018, the FASB issued guidance that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2018, our fiscal 2020. Early adoption is permitted and entities will have the choice to apply either in the period of adoption or retrospectively to each period in which the effect of the change in the federal income tax rate in the Tax Act. We adopted this guidance in the fourth quarter of fiscal 2018 resulting in a reclass increasing Accumulated Other Comprehensive Income and decreasing Retained Earnings by $13 million in our consolidated financial statements.
In March 2016, the FASB issued guidance that simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows and impact on earnings per share. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016, our fiscal 2018. We adopted this guidance in the first quarter of fiscal 2018. The guidance requires all income tax effects of share-based payment awards to be recognized in the consolidated statements of income when the awards vest or are settled, which is a change from the previous guidance that required such activity to be recorded in capital in excess of par value within stockholders' equity. We adopted this guidance prospectively which may create volatility in our effective tax rate when adopted depending largely on future events and other factors, which may include our stock price, timing of stock option exercises, and the value realized upon vesting or exercise of shares compared to the grant date fair value of those shares. For the year ended September 29, 2018, the recorded tax benefit was not material. In addition, when calculating potential common shares used to determine diluted earnings per share this guidance requires that assumed proceeds under the treasury stock method be modified to exclude the amount of excess tax benefits that would have been recognized in additional paid-in capital. These changes were applied on a prospective basis which did not have a material impact to diluted earnings per share for the year ended September 29, 2018. Under the new guidance, companies can also make an accounting policy election to either estimate forfeitures each period or to account for forfeitures as they occur. We changed our accounting policy to account for forfeitures as they occur using the modified retrospective transition method which did not have a material impact on our consolidated financial statements. The guidance changes the presentation of excess tax benefits from a financing activity to an operating activity in the consolidated statements of cash flows. This guidance also requires the presentation related to cash paid to a taxing authority when shares are withheld to satisfy the statutory income tax withholding obligation to a financing activity in the consolidated statements of cash flows. We applied these changes prospectively, and thus, prior periods have not been adjusted. The adoption of this standard did not have a material impact on our consolidated statements of cash flows.
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
NOTE 3: ACQUISITIONS AND DISPOSITIONS
Acquisitions
On August 20, 2018, we acquired the assets of American Proteins, Inc. and AMPRO Products, Inc. ("American Proteins"), a poultry rendering and blending operation for $866 million, subject to net working capital adjustments, as part of our strategic expansion and sustainability initiatives. Its results, subsequent to the acquisition closing, are included in our Chicken segment. The preliminary purchase price allocation included $71 million of net working capital, $155 million of Property, Plant and Equipment, $411 million of Intangible Assets, $242 million of Goodwill, and $13 million of Other liabilities. Intangible Assets primarily included $358 million assigned to supply network which will be amortized over 14 years and $51 million assigned to customer relationships which will be amortized over a weighted average of 12 years. All of the goodwill acquired is amortizable for tax purposes. Certain estimated values for the acquisition, including goodwill, intangible assets, and property, plant and equipment, are not yet finalized and are subject to revision as additional information becomes available and more detailed analyses are completed.

On August 17, 2018, the Company announced it had reached a definitive agreement to buy the Keystone Foods business (“Keystone”) from Marfrig Global Foods for $2.16 billion in cash. The acquisition of Keystone, a major supplier to the growing global foodservice industry, is our latest investment in furtherance of our growth strategy and expansion of our value-added protein capabilities. The transaction is expected to close in the first quarter or early second quarter of fiscal 2019 and is subject to customary closing conditions, including regulatory approvals, however, there can be no assurance that the acquisition will close at such time. We expect the majority of Keystone’s domestic results will be included in the Chicken segment and its international results will be in included in Other for segment presentation.
On June 4, 2018, we acquired Tecumseh Poultry, LLC ("Tecumseh"), a vertically integrated value-added protein business for $382 million, net of cash acquired, as part of our strategy to grow in the high quality, branded poultry market. Its results, subsequent to the acquisition closing, are included in our Chicken segment. The preliminary purchase price allocation included $13 million of net working capital, including $1 million of cash acquired, $49 million of Property, Plant and Equipment, $227 million of Intangible Assets and $94 million of Goodwill. Intangible Assets included $193 million assigned to brands and trademarks which will be amortized over 20 years. All of the goodwill acquired is amortizable for tax purposes. Certain estimated values for the acquisition, including goodwill, intangible assets, and property, plant and equipment, are not yet finalized and are subject to revision as additional information becomes available and more detailed analyses are completed.
On November 10, 2017, we acquired Original Philly Holdings, Inc. ("Original Philly"), a value-added protein business, for $226 million, net of cash acquired, as part of our strategic expansion initiative. Its results, subsequent to the acquisition closing, are included in our Prepared Foods and Chicken segments. The preliminary purchase price allocation included $21 million of net working capital, including $10 million of cash acquired, $13 million of Property, Plant and Equipment, $90 million of Intangible Assets and $112 million of Goodwill. During the second quarter of fiscal 2018, we recorded measurement period adjustments, which decreased goodwill by $1 million, after obtaining additional information regarding, among other things, asset valuations and liabilities assumed. We completed the allocation of goodwill to our segments in the second quarter of fiscal 2018 using the acquisition method approach. This resulted in $82 million and $29 million of goodwill allocated to our Prepared Foods and Chicken segments, respectively. All of the goodwill acquired is amortizable for tax purposes.
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
As a result of the acquisition, we recognized a total of $2,980 million of goodwill. The purchase price was assigned to assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, and any excess was allocated to goodwill, as shown in the table above. Goodwill represents the value we expect to achieve through the implementation of operational synergies and growth opportunities. We completed the allocation of goodwill to our segments in the first quarter of fiscal 2018 using the with-and-without approach of the estimated operating results and synergy impact to fair value of our reporting units. This resulted in $2,412 million and $568 million of goodwill allocated to our Prepared Foods and Chicken segments, respectively. Of the goodwill acquired, $163 million related to previous AdvancePierre acquisitions is expected to be amortizable for tax purposes.
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
Dispositions
On April 24, 2017, we announced our intent to sell three non-protein businesses as part of our strategic focus on protein brands. These businesses, which were all part of our Prepared Foods segment, included Sara Lee® Frozen Bakery, Kettle and Van’s® and produce items such as frozen desserts, waffles, snack bars, and soups, sauces and sides. The sale also included the Chef Pierre®, Bistro Collection®, Kettle Collection™, and Van’s® brands, a license to use the Sara Lee® brand in various channels, as well as our Tarboro, North Carolina, Fort Worth, Texas, and Traverse City, Michigan, prepared foods facilities.
As of September 30, 2017, we reclassified the assets and liabilities related to these businesses, including allocated goodwill, to assets and liabilities held for sale in our Consolidated Balance Sheets. The Company concluded the businesses were not significant disposal groups and did not represent a strategic shift, and therefore were not classified as discontinued operations for any of the periods presented.
We completed the sale of our Kettle business on December 30, 2017, and received net proceeds of $125 million including a working capital adjustment. As a result of the sale, we recorded a pretax gain of $22 million, which is reflected in Cost of Sales in our Consolidated Statement of Income for our fiscal 2018. We utilized the net proceeds to pay down term loan debt.

We completed the sale of our Sara Lee® Frozen Bakery and Van’s® businesses on July 30, 2018 for $623 million including a working capital adjustment. As a result of the sale, we recorded a pretax gain of $11 million, which is reflected in Cost of Sales in our Consolidated Statement of Income for our fiscal 2018. We utilized the net proceeds to repay commercial paper.
Previously in fiscal 2018 and 2017, we recorded pretax impairment charges for these businesses of $101 million and $45 million, respectively, due to revised estimates of the businesses' fair value based on expected net sales proceeds at the time of the impairments. These charges were recorded in Cost of Sales in our Consolidated Statement of Income, and primarily consisted of goodwill previously classified within assets held for sale.
In the first quarter of fiscal 2018, we made the decision to sell TNT Crust, our pizza crust business, which is also included in our Prepared Foods segment, as part of our strategic focus on protein brands. We completed the sale of this business on September 2, 2018, for $57 million net of adjustments. As a result of the sale, we recorded a pretax gain of $9 million, which is reflected in Cost of Sales in our Consolidated Statement of Income for our fiscal 2018. We utilized the net proceeds to repay commercial paper.
The following table summarizes the net assets and liabilities held for sale as of September 30, 2017:

in millions
September 30, 2017
Assets held for sale:
Accounts receivable, net	$2
Inventories	109
Net Property, Plant and Equipment	192
Other current assets	1
Goodwill	312
Intangible Assets, net	191
Total assets held for sale	$807
Liabilities held for sale:
Accounts payable	$1
Other current liabilities	3
Total liabilities held for sale	$4
NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The following table reflects major categories of property, plant and equipment and accumulated depreciation at September 29, 2018, and September 30, 2017:

	in millions
	2018	2017
Land	$154	$138
Building and leasehold improvements	4,115	3,878
Machinery and equipment	7,720	7,111
Land improvements and other	357	323
Buildings and equipment under construction	689	492
	13,035	11,942
Less accumulated depreciation	6,866	6,374
Net property, plant and equipment	$6,169	$5,568
Approximately $1,832 million will be required to complete buildings and equipment under construction at September 29, 2018.

NOTE 5: GOODWILL AND INTANGIBLE ASSETS
The following table reflects goodwill activity for fiscal 2018 and 2017:

in millions
	Beef	Pork	Chicken	Prepared Foods	Other(a)	Unallocated	Consolidated
Balance at October 1, 2016
Goodwill	$1,236	$423	$1,565	$4,005	$57	$—	$7,286
Accumulated impairment losses	(560)	—	—	—	(57)	—	(617)
	$676	$423	$1,565	$4,005	$—	$—	$6,669

Fiscal 2017 Activity:
Acquisition	$—	$—	$—	$—	$—	$2,982	$2,982
Reclass to assets held for sale	—	—	—	(327)	—	—	(327)
Balance at September 30, 2017
Goodwill	1,236	423	1,565	3,678	57	2,982	9,941
Accumulated impairment losses	(560)	—	—	—	(57)	—	(617)
	$676	$423	$1,565	$3,678	$—	$2,982	$9,324

Fiscal 2018 Activity:
Acquisition	$—	$—	$365	$82	$—	$—	$447
Measurement period adjustments	—	—	—	—	—	(2)	(2)
Allocation of acquired goodwill	—	—	568	2,412	—	(2,980)	—
Reclass to assets held for sale	—	—	—	(30)	—	—	(30)
Balance at September 29, 2018
Goodwill	1,236	423	2,498	6,142	57	—	10,356
Accumulated impairment losses	(560)	—	—	—	(57)	—	(617)
	$676	$423	$2,498	$6,142	$—	$—	$9,739
(a) Other included the goodwill from our foreign chicken operation.
The following table reflects intangible assets by type at September 29, 2018, and September 30, 2017:

in millions
	2018	2017
Amortizable intangible assets:
Brands and trademarks	$950	$738
Customer relationships	1,793	1,639
Supply Arrangements	358	—
Patents, intellectual property and other	107	114
Land use rights	9	9
Total gross amortizable intangible assets	$3,217	$2,500
Less accumulated amortization	536	335
Total net amortizable intangible assets	$2,681	$2,165
Brands and trademarks not subject to amortization	4,078	4,078
Total intangible assets	$6,759	$6,243
Amortization expense of $210 million, $107 million and $80 million was recognized during fiscal 2018, 2017 and 2016, respectively. We estimate amortization expense on intangible assets for the next five fiscal years subsequent to September 29, 2018, will be: 2019 - $241 million; 2020 - $240 million; 2021 - $222 million; 2022 - $212 million; 2023 - $201 million.

NOTE 6: RESTRUCTURING AND RELATED CHARGES
In the fourth quarter of fiscal 2017, our Board of Directors approved a multi-year restructuring program (the “Financial Fitness Program”), which is expected to contribute to the Company’s overall strategy of financial fitness through increased operational effectiveness and overhead reduction. The Company currently anticipates the Financial Fitness Program will result in cumulative pretax charges, once implemented, of approximately $253 million which consist primarily of severance and employee related costs, impairments and accelerated depreciation of technology assets, incremental costs to implement new technology, and contract termination costs. This program included the elimination of approximately 550 positions across several areas and job levels with most of the eliminated positions originating from the corporate offices in Springdale, Arkansas; Chicago, Illinois; and Cincinnati, Ohio. The Company recognized restructuring and related charges of $59 million and $150 million associated with the program during fiscal 2018 and 2017, respectively.
The following table reflects the pretax impact of restructuring and related charges in the Consolidated Statements of Income:

in millions
	2018	2017
Cost of Sales	$—	$35
Selling, General and Administrative expenses	59	115
Total restructuring and related charges, pretax	$59	$150
The following table reflects the pretax impact of restructuring and related charges incurred in fiscal 2017 and 2018, the estimated charges in future years (primarily in fiscal 2019) and the total estimated program charges, by our reportable segments:

				in millions
	2017 charges	2018 charges	Estimated future charges	Total estimated Financial Fitness Program charges
Beef	$8	$4	$6	$18
Pork	3	1	3	7
Chicken	56	30	16	102
Prepared Foods	82	24	19	125
Other	1	—	—	1
Total restructuring and related charges, pretax	$150	$59	$44	$253
For fiscal 2017, the restructuring and related charges consisted of $53 million severance and employee related costs, $72 million technology impairment and related costs, and $25 million for contract termination costs. For fiscal 2018, the restructuring and related charges consisted of $59 million of incremental costs to implement new technology and accelerated depreciation of technology assets. The majority of the remaining estimated charges are related to incremental costs to implement new technology.
The following table reflects our liability related to restructuring which was recognized in other current liabilities in our Consolidated Balance Sheet as of September 29, 2018:

in millions
	Liability as of September 30, 2017	Restructuring charges	Payments	Other	Liability as of September 29, 2018
Severance and employee related costs	$47	$—	$37	$—	$10
Contract termination	22	—	21	1	—
Total	$69	$—	$58	$1	$10

NOTE 7: DEBT
The following table reflects major components of debt as of September 29, 2018, and September 30, 2017:

		in millions
	2018	2017
Revolving credit facility	$—	$—
Commercial Paper	605	778
Senior notes:
7.00% Notes due May 2018	—	120
Notes due May 2019 (2.76% at 09/29/2018)	300	300
2.65% Notes due August 2019	1,000	1,000
Notes due June 2020 (2.87% at 09/29/2018)	350	350
Notes due August 2020 (2.76% at 09/29/2018)	400	400
4.10% Notes due September 2020	281	282
2.25% Notes due August 2021	500	500
4.50% Senior notes due June 2022	1,000	1,000
3.90% Notes due September 2023 (2023 Notes)	400	—
3.95% Notes due August 2024	1,250	1,250
3.55% Notes due June 2027	1,350	1,350
7.00% Notes due January 2028	18	18
6.13% Notes due November 2032	161	162
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	500	500
4.55% Notes due June 2047	750	750
5.10% Notes due September 2048 (2048 Notes)	500	—
Discount on senior notes	(15)	(15)
Term loans:
Tranche B due August 2019	—	427
Tranche B due August 2020	—	500
Other	73	81
Unamortized debt issuance costs	(50)	(50)
Total debt	9,873	10,203
Less current debt	1,911	906
Total long-term debt	$7,962	$9,297
Annual maturities of debt for the five fiscal years subsequent to September 29, 2018, are: 2019 - $1,911 million; 2020 - $1,037 million; 2021 - $511 million; 2022 - $1,007 million; 2023 - $405 million.
Revolving Credit Facility and Letters of Credit
In March 2018, we amended our existing credit facility which, among other things, increased our line of credit from $1.5 billion to $1.75 billion. The facility supports short-term funding needs and serves as a backstop to our commercial paper program and will mature and the commitments thereunder will terminate in March 2023. Amounts available for borrowing under this facility totaled $1.75 billion at September 29, 2018, before deducting amounts to backstop our commercial paper program. At September 29, 2018, we had no outstanding letters of credit issued under this facility. At September 29, 2018 we had $105 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of leasing obligations and workers’ compensation insurance programs and other legal obligations.
If in the future any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility.

Commercial Paper Program
We have a commercial paper program under which we may issue unsecured short-term promissory notes ("commercial paper") up to an aggregate maximum principal amount of $1 billion as of September 29, 2018. As of September 29, 2018, we had $605 million of commercial paper outstanding at a weighted average interest rate of 2.33% with maturities of less than 25 days.
2023/2048 Notes
In September 2018, we issued senior unsecured notes with an aggregate principal amount of $900 million, consisting of $400 million due September 2023 and $500 million due September 2048. We used the net proceeds from the issuance to extinguish our Term Loan Tranche B due August 2020 and to reduce amounts outstanding under our commercial paper program. The September 2023 Notes carry a fixed interest rate of 3.9% and the 2048 Notes carry a fixed interest rate at 5.1%. Interest payments on the 2023 and 2048 Notes are due semi-annually on March 28 and September 28. After the original issue discounts of $3 million, we received net proceeds of $897 million. In addition, we incurred debt issuance costs of $9 million related to this issuance.
Term Loan Tranche B due August 2020
On June 8, 2018, we amended our existing term loan agreement which increased the principal amount borrowed from $500 million to $750 million. Proceeds from the borrowings were primarily used to fund an acquisition. In the fourth quarter of fiscal 2018, we extinguished the $750 million outstanding balance using cash on hand and funds borrowed under our new 2023 and 2048 senior notes.
7.00% Notes due May 2018
During fiscal 2018, we extinguished the $120 million outstanding balance of the Senior Notes due May 2018 using cash on hand.
Term Loan Tranche B due August 2019
During fiscal 2018, we extinguished the $427 million outstanding balance of the Term Loan Tranche B due in August 2019 using cash on hand and proceeds received from the sale of a non-protein business.
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
We were in compliance with all debt covenants at September 29, 2018.
NOTE 8: EQUITY
Capital Stock
We have two classes of capital stock, Class A Common stock, $0.10 par value (Class A stock) and Class B Common Stock, $0.10 par value (Class B stock). Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share, while holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of September 29, 2018, Tyson Limited Partnership (the "TLP") owned 99.985% of the outstanding shares of Class B stock and the TLP and members of the Tyson family owned, in the aggregate, 2.09% of the outstanding shares of Class A stock, giving them, collectively, control of approximately 70.96% of the total voting power of the outstanding voting stock.
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

Dividends
Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. We pay quarterly cash dividends to Class A and Class B shareholders. We paid Class A dividends per share of $1.20, $0.90, and $0.60 in fiscal 2018, 2017, and 2016, respectively. We paid Class B dividends per share of $1.08, $0.81, and $0.54 in fiscal 2018, 2017, and 2016, respectively. Effective November 12, 2018, the Board of Directors increased the quarterly dividend previously declared on August 9, 2018, to $0.375 per share on our Class A stock and $0.3375 per share on our Class B stock. The increased quarterly dividend is payable on December 14, 2018, to shareholders of record at the close of business on November 30, 2018.
Share Repurchases
On February 4, 2016, our Board of Directors approved an increase of 50 million shares authorized for repurchase under our share repurchase program. As of September 29, 2018, 22.9 million shares remained available for repurchase. The share repurchase program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans.
A summary of cumulative share repurchases of our Class A stock for fiscal 2018, 2017 and 2016 is as follows:

					in millions
	September 29, 2018		September 30, 2017		October 1, 2016
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	4.9	$350	12.5	$797	30.8	$1,868
To fund certain obligations under equity compensation plans	1.0	77	1.0	63	1.3	76
Total share repurchases	5.9	$427	13.5	$860	32.1	$1,944
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
NOTE 9: INCOME TAXES
On December 22, 2017, President Trump signed into law the Tax Act. The Tax Act includes significant changes to the U.S. tax code that affected our fiscal year ended September 29, 2018 and will affect future periods. Changes include, but are not limited to, (1) reducing the corporate federal income tax rate from 35% to 21%, (2) bonus depreciation that allows for full expensing of qualified property in the year placed in service and (3) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries. Section 15 of the Internal Revenue Code (the "Code") stipulates that our fiscal year ended September 29, 2018, has a blended corporate tax rate of 24.5%, which is based on the applicable tax rates before and after the Tax Act and the number of days in the year. Additionally, the Tax Act includes the repeal of the domestic production activity deduction, a new provision designed to tax global intangible low-taxed income ("GILTI"), a new provision which allows a deduction for foreign-derived intangible income ("FDII"), and a new provision which institutes a base erosion and anti-abuse tax ("BEAT"), beginning with our fiscal year 2019. We are still evaluating these new international provisions; however, we do not expect them to have a material impact to our financial statements.

Changes in the Code from the Tax Act had a material impact on our financial statements in fiscal 2018. Under generally accepted accounting principles ("U.S. GAAP"), specifically ASC Topic 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted, or December 22, 2017, for the Tax Act. ASC 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred taxes were remeasured based upon the new tax rates. The change in deferred taxes was recorded as an adjustment to our deferred tax provision.
The staff of the U.S. Securities and Exchange Commission recognized the complexity of reflecting the impacts of the Tax Act and issued guidance in Staff Accounting Bulletin 118 ("SAB 118"), which clarifies accounting for income taxes under ASC 740 if information is not yet available or complete and provides for up to a one year period in which to complete the required analyses and accounting (the "measurement period"). SAB 118 describes three scenarios (or "buckets") associated with a company’s status of accounting for income tax reform: (1) a company is complete with its accounting for certain effects of tax reform, (2) a company is able to determine a reasonable estimate for certain effects of tax reform and records that estimate as a provisional amount, or (3) a company is not able to determine a reasonable estimate and therefore continues to apply ASC 740, based on the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted. The FASB also issued guidance that essentially adopts the SEC guidance (see Note 2: Changes in Accounting Principles).
Transition Tax: The Tax Act requires a one-time Deemed Repatriation Transition Tax on previously untaxed net accumulated and current earnings and profits of our foreign subsidiaries. Based on our analysis of our foreign earnings and profits, net of deficits and foreign tax credits, no transition tax is due for the Company. Our accounting for this element of the Tax Act is complete.
Corporate Tax Rate Reduction: The Tax Act reduced the corporate tax rate from 35% to 21%, effective January 1, 2018. This results in a blended corporate tax rate of 24.5% in fiscal year 2018 and 21% thereafter. We analyzed our domestic deferred tax balances to estimate which of those balances were expected to reverse in fiscal 2018 or thereafter, and we remeasured the deferred taxes at 24.5% or 21% accordingly. In fiscal 2018, we recorded a discrete net deferred income tax benefit of $1,004 million with a corresponding provisional reduction to our net deferred income tax liability. Our accounting for this element of the Tax Act is incomplete; however, we were able to make reasonable estimates of the effects, and therefore, recorded the provisional adjustment. Remeasurement may continue to change as we receive additional information about the timing of deferred income tax reversals; however, we do not expect any additional changes to be material.
GILTI: The Tax Act created a new requirement in tax years beginning after December 31, 2017 (our fiscal 2019) that certain income (i.e., GILTI) earned by controlled foreign corporations ("CFCs") must be included currently in the gross income of the CFCs’ U.S. shareholder. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). We have elected to account for the tax using the period cost method and have, therefore, not recorded any adjustments in our fiscal 2018 financial statements. Our accounting for this component of tax reform is incomplete; however, based upon our initial analysis, the GILTI tax is not expected to have a material impact on our financial statements.
The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimates due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the impacts.
Detail of the provision for income taxes from continuing operations consists of the following:

			in millions
	2018	2017	2016
Federal	$(426)	$755	$710
State	118	81	118
Foreign	26	14	(2)
	$(282)	$850	$826

Current	$583	$889	$742
Deferred	(865)	(39)	84
	$(282)	$850	$826

The reasons for the difference between the statutory federal income tax rate and our effective income tax rate from continuing operations are as follows:

	2018	2017	2016
Federal income tax rate	24.5%	35.0%	35.0%
State income taxes	3.3	2.3	2.7
Domestic production deduction	(1.7)	(3.1)	(2.6)
Impairment and sale of non-protein businesses	3.1	—	—
Impact of the Tax Act	(37.9)	—	—
Other	(1.6)	(1.9)	(3.3)
	(10.3)%	32.3%	31.8%
During fiscal 2018, the domestic production deduction decreased tax expense by $46 million, and state tax expense, net of federal tax benefit, was $90 million. The change in federal tax rate from the Tax Act resulted in a tax benefit of $1,004 million related to deferred tax remeasurement. Additionally, current year favorable timing differences currently deductible at the 24.5% blended tax rate but reversing in future years at 21% resulted in a $35 million tax benefit. The impacts of the non-deductible impairment and sale of certain assets in our non-protein businesses increased the effective tax rate by 3.1%.
During fiscal 2017, the domestic production deduction decreased tax expense by $80 million, and state tax expense, net of federal tax benefit, was $61 million.
During fiscal 2016, the domestic production deduction decreased tax expense by $68 million, and state tax expense, net of federal tax benefit, was $70 million.
Approximately $2,700 million, $2,603 million and $2,543 million of income from continuing operations before income taxes for fiscal 2018, 2017 and 2016, respectively, were from our operations based in the United States.
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
The fiscal 2018 deferred tax liability includes the effects of the Tax Act, including remeasurement of deferred taxes and bonus depreciation. The tax effects of major items recorded as deferred tax assets and liabilities as of September 29, 2018, and September 30, 2017, are as follows:

				in millions
	2018		2017
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$714	$—	$900
Intangible assets	—	1,533	—	2,424
Accrued expenses	230	—	400	—
Net operating loss and other carryforwards	92	—	97	—
Other	98	193	204	273
	$420	$2,440	$701	$3,597
Valuation allowance	$(79)		$(75)
Net deferred tax liability		$2,099		$2,971
At September 29, 2018, our gross state tax net operating loss carryforwards approximated $662 million and expire in fiscal years 2019 through 2038. Gross foreign net operating loss carryforwards approximated $46 million, of which $41 million expire in fiscal years 2019 through 2028, and the remainder has no expiration. We also have tax credit carryforwards of approximately $47 million, of which $43 million expire in fiscal years 2019 through 2031, and the remainder has no expiration.

We have accumulated undistributed earnings of foreign subsidiaries aggregating approximately $210 million and $182 million at September 29, 2018, and September 30, 2017, respectively. The Tax Act generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries after December 31, 2017. As a result, our intention is that excess cash held by our foreign subsidiaries that is not subject to regulatory restrictions is expected to be repatriated net of applicable withholding taxes which are expected to be immaterial. The remainder of accumulated undistributed earnings are expected to be indefinitely reinvested outside of the United States. If these earnings were distributed in the form of dividends or otherwise, we could be subject to state income taxes and withholding taxes payable to various foreign countries. Due to the uncertainty of the manner in which the undistributed earnings would be brought back to the United States and the tax laws in effect at that time, it is not currently practicable to estimate the tax liability that might be payable on the repatriation of these foreign earnings.
The following table summarizes the activity related to our gross unrecognized tax benefits at September 29, 2018, September 30, 2017, and October 1, 2016:

			in millions
	2018	2017	2016
Balance as of the beginning of the year	$316	$305	$306
Increases related to current year tax positions	19	38	35
Increases related to prior year tax positions	8	5	31
Increase related to AdvancePierre acquisition	—	9	—
Reductions related to prior year tax positions	(18)	(27)	(48)
Reductions related to settlements	(8)	(4)	(7)
Reductions related to expirations of statutes of limitations	(9)	(10)	(12)
Balance as of the end of the year	$308	$316	$305
The amount of unrecognized tax benefits, if recognized, that would impact our effective tax rate was $216 million at September 29, 2018 and $205 million at September 30, 2017. We classify interest and penalties on unrecognized tax benefits as income tax expense. At September 29, 2018, and September 30, 2017, before tax benefits, we had $73 million and $63 million, respectively, of accrued interest and penalties on unrecognized tax benefits.
As of September 29, 2018, we are subject to income tax examinations for United States federal income taxes for fiscal years 2013 through 2017. We are also subject to income tax examinations by major state and foreign jurisdictions for fiscal years 2007 through 2017 and 2002 through 2017, respectively. We estimate that during the next twelve months it is reasonably possible that unrecognized tax benefits could decrease by as much as $28 million primarily due to expiration of statutes and settlements in various jurisdictions.
NOTE 10: OTHER INCOME AND CHARGES
During fiscal 2018, we recognized a one-time cash bonus to our hourly frontline employees of $109 million using incremental cash savings from the Tax Act, which was predominantly recorded in the Consolidated Statements of Income in Cost of Sales. Additionally, we recorded $11 million of insurance proceeds, $21 million of equity earnings in joint ventures and $1 million in net foreign currency exchange gains, which were recognized in the Consolidated Statements of Income in Other, net.
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

NOTE 11: EARNINGS PER SHARE
The earnings and weighted average common shares used in the computation of basic and diluted earnings per share are as follows:

	in millions, except per share data
	2018	2017	2016
Numerator:
Net income	$3,027	$1,778	$1,772
Less: Net income (loss) attributable to noncontrolling interests	3	4	4
Net income attributable to Tyson	3,024	1,774	1,768
Less dividends declared:
Class A	378	285	192
Class B	80	61	41
Undistributed earnings	$2,566	$1,428	$1,535

Class A undistributed earnings	$2,115	$1,177	$1,279
Class B undistributed earnings	451	251	256
Total undistributed earnings	$2,566	$1,428	$1,535

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	295	296	315
Class B weighted average shares, and shares under if-converted method for diluted earnings per share	70	70	70
Effect of dilutive securities:
Stock options and restricted stock	4	4	5
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	369	370	390

Net Income Per Share Attributable to Tyson:
Class A Basic	$8.44	$4.94	$4.67
Class B Basic	$7.59	$4.45	$4.24
Diluted	$8.19	$4.79	$4.53
Dividends Declared Per Share:
Class A	$1.275	$0.975	$0.650
Class B	$1.148	$0.878	$0.585
Approximately 1 million of our stock-based compensation shares were antidilutive for both fiscal 2018 and 2017. We had no stock-based compensation shares that were antidilutive for fiscal 2016. These shares were not included in the dilutive earnings per share calculation.
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

NOTE 12: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors' Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored, using value-at-risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit-worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at September 29, 2018.
We had the following aggregated outstanding notional amounts related to our derivative financial instruments:

		in millions, except soy meal tons
	Metric	September 29, 2018	September 30, 2017
Commodity:
Corn	Bushels	112	55
Soy Meal	Tons	651,700	475,200
Live Cattle	Pounds	105	211
Lean Hogs	Pounds	39	240
Foreign Currency	United States dollar	$89	$58
Interest rate swap	Average monthly debt	$400	$—
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
Cash flow hedges
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes as well as interest rates to our variable rate debt. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant during fiscal 2018, 2017 and 2016. As of September 29, 2018, we have net pretax losses of $11 million for our commodity contracts, and $1 million pretax gains related to our interest swaps, expected to be reclassified into earnings within the next 12 months. During fiscal 2018, 2017 and 2016, we did not reclassify significant pretax gains or losses into earnings as a result of the discontinuance of cash flow hedges.
The following table sets forth the pretax impact of cash flow hedge derivative instruments in the Consolidated Statements of Income:

						in millions
	Gain (Loss) Recognized in OCI on Derivatives			Consolidated Statements of Income Classification	Gain (Loss) Reclassified from OCI to Earnings
	2018	2017	2016		2018	2017	2016
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$(21)	$(3)	$(1)	Cost of Sales	$(12)	$(4)	$1
Interest rate swaps	1	—	—	Interest expense	—	—	—
Total	$(20)	$(3)	$(1)		$(12)	$(4)	$1

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

		in millions
	Consolidated Statements of Income Classification	2018	2017	2016
Gain (Loss) on forwards	Cost of Sales	$12	$(20)	$89
Gain (Loss) on purchase contract	Cost of Sales	(12)	20	(89)
Ineffectiveness related to our fair value hedges was not significant during fiscal 2018, 2017 and 2016.
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
The following table sets forth the pretax impact of the undesignated derivative instruments in the Consolidated Statements of Income:

			in millions
	Consolidated Statements of Income Classification	Gain (Loss) Recognized in Earnings
		2018	2017	2016
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$18	$111	$(73)
Commodity contracts	Cost of Sales	(33)	(95)	17
Foreign exchange contracts	Other Income/Expense	(3)	—	2
Total		$(18)	$16	$(54)
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

					in millions
September 29, 2018	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$2	$—	$(1)	$1
Undesignated	—	44	—	(19)	25
Available for sale securities:
Current	—	1	—	—	1
Other assets:
Available for sale securities:
Non-current	—	46	51	—	97
Deferred compensation assets	21	295	—	—	316
Total assets	$21	$388	$51	$(20)	$440

Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$8	$—	$(8)	$—
Undesignated	—	35	—	(30)	5
Total liabilities	$—	$43	$—	$(38)	$5

September 30, 2017	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$10	$—	$(1)	$9
Undesignated	—	24	—	(3)	21
Available for sale securities:
Current	—	2	1	—	3
Other Assets:
Available for sale securities:
Non-current	—	45	50	—	95
Deferred Compensation assets	23	272	—	—	295
Total assets	$23	$353	$51	$(4)	$423

Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$9	$—	$(9)	$—
Undesignated	—	21	—	(17)	4
Total liabilities	$—	$30	$—	$(26)	$4

(a)
Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. Additionally, at September 29, 2018, and September 30, 2017, we had $18 million and $22 million, respectively, of cash collateral posted with various counterparties where master netting arrangements exist and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

		in millions
	September 29, 2018	September 30, 2017
Balance at beginning of year	$51	$57
Total realized and unrealized gains (losses):
Included in earnings	—	—
Included in other comprehensive income (loss)	(1)	(1)
Purchases	20	13
Issuances	—	—
Settlements	(19)	(18)
Balance at end of year	$51	$51
Total gains (losses) for the periods included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of year	$—	$—
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
The following table sets forth our available-for-sale securities' amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

					in millions
	September 29, 2018			September 30, 2017
	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)
Available for Sale Securities:
Debt Securities:
United States Treasury and Agency	$48	$47	$(1)	$47	$47	$—
Corporate and Asset-Backed	52	51	(1)	51	51	—

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. Losses on equity securities are recognized in earnings if the decline in value is judged to be other than temporary. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or more likely than not will be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no other than temporary impairment in earnings for fiscal 2018 and fiscal 2017. No other than temporary losses were deferred in OCI as of September 29, 2018, and September 30, 2017.
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
In fiscal 2018, we recorded $101 million of impairment charges related to the expected sale of non-protein businesses held for sale, due to revised estimates of the businesses' fair value based on current expected net sales proceeds at the time of the impairment. These charges were recorded in Cost of Sales in our Consolidated Statement of Income, and primarily consisted of Goodwill previously classified within Assets held for sale. Our valuation included unobservable Level 3 inputs and was based on expected sales proceeds from a competitive bidding process and ongoing discussions with potential buyers.
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
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows:

			in millions
	September 29, 2018		September 30, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$9,775	$9,873	$10,591	$10,203
Concentrations of Credit Risk
Our financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At September 29, 2018, and September 30, 2017, 18.6% of our net accounts receivable balance was due from Walmart Inc. No other single customer or customer group represented greater than 10% of net accounts receivable.

NOTE 14: STOCK-BASED COMPENSATION
We issue shares under our stock-based compensation plans by issuing Class A stock from treasury. The total number of shares available for future grant under the Tyson Foods, Inc. 2000 Stock Incentive Plan (Incentive Plan) was 16,150,273 at September 29, 2018.
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

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2017	7,547,518	$40.54
Exercised	(2,615,963)	38.67
Forfeited or expired	(120,897)	60.80
Granted	1,183,490	78.16
Outstanding, September 29, 2018	5,994,148	48.37	6.7	$88

Exercisable, September 29, 2018	3,793,715	$37.63	5.6	$84
We generally grant stock options once a year. The weighted average grant-date fair value of options granted in fiscal 2018, 2017 and 2016 was $18.31, $13.42 and $11.47, respectively. The fair value of each option grant is established on the date of grant using a binomial lattice method. We use historical volatility for a period of time comparable to the expected life of the option to determine volatility assumptions. Expected life is calculated based on the contractual term of each grant and takes into account the historical exercise and termination behavior of participants. Risk-free interest rates are based on the five-year Treasury bond rate. In fiscal 2018, an additional grant was awarded for two executive officers who joined the Company subsequent to the initial annual grant. Accordingly, the assumptions below for fiscal 2018 are calculated using the weighted average amounts for the two fiscal 2018 grants. Assumptions as of the grant date used in the fair value calculation of each year’s grants are outlined in the following table.

	2018	2017	2016
Expected life (in years)	5.9	5.4	6.4
Risk-free interest rate	2.1%	1.8%	1.6%
Expected volatility	23.5%	24.7%	24.8%
Expected dividend yield	1.5%	1.3% - 1.4%	1.2% - 2.6%
We recognized stock-based compensation expense related to stock options, net of income taxes, of $13 million, $22 million and $23 million for fiscal 2018, 2017 and 2016, respectively. The related tax benefit for fiscal 2018, 2017 and 2016 was $6 million, $14 million and $15 million, respectively. We had 2.2 million, 4.1 million and 3.8 million options vest in fiscal 2018, 2017 and 2016, respectively, with a grant date fair value of $27 million, $47 million and $38 million, respectively.
In fiscal 2018, 2017 and 2016, we received cash of $102 million, $154 million and $128 million, respectively, for the exercise of stock options. Shares are issued from treasury for stock option exercises. The related tax benefit realized from stock options exercised during fiscal 2018, 2017 and 2016, was $30 million, $65 million and $80 million, respectively. The total intrinsic value of options exercised in fiscal 2018, 2017 and 2016, was $103 million, $164 million and $204 million, respectively. Cash flows resulting from tax deductions in excess of the compensation cost of those options (excess tax deductions) are classified as financing cash flows. We realized $20 million, $42 million and $58 million related to excess tax deductions during fiscal 2018, 2017 and 2016, respectively.
As of September 29, 2018, we had $18 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 1.3 years.

Restricted Stock
We issue restricted stock at the market value as of the date of grant, with restrictions expiring over periods through fiscal 2020. Unearned compensation is recognized over the vesting period for the particular grant using a straight-line method.

	Number of Shares	Weighted Average Grant- Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Nonvested, September 30, 2017	1,715,100	$51.21
Granted	545,015	77.25
Dividends	27,033	61.37
Vested	(608,371)	45.02
Forfeited	(178,801)	56.94
Nonvested, September 29, 2018	1,499,976	$62.68	1.3	$89
As of September 29, 2018, we had $40 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted average period of 1.9 years.
We recognized stock-based compensation expense related to restricted stock, net of income taxes, of $22 million, $18 million and $14 million for fiscal 2018, 2017 and 2016, respectively. The related tax benefit for fiscal 2018, 2017 and 2016 was $9 million, $11 million and $9 million, respectively. We had 0.6 million, 0.5 million and 0.2 million restricted stock awards vest in fiscal 2018, 2017 and 2016, respectively, with a grant date fair value of $27 million, $19 million and $4 million, respectively.
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

	Number of Shares	Weighted Average Grant- Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Nonvested, September 30, 2017	2,157,115	$38.92
Granted	668,246	62.92
Vested	(396,468)	27.95
Forfeited	(232,594)	46.40
Nonvested, September 29, 2018	2,196,299	$47.41	1.0	$131
We recognized stock-based compensation expense related to performance shares, net of income taxes, of $12 million, $16 million and $11 million for fiscal 2018, 2017 and 2016, respectively. The related tax benefit for fiscal 2018, 2017 and 2016 was $5 million, $10 million and $7 million, respectively. As of September 29, 2018, we had $25 million of total unrecognized compensation based upon our progress toward the attainment of criteria related to performance-based share awards that will be recognized over a weighted average period of 1.8 years.

NOTE 15: PENSIONS AND OTHER POSTRETIREMENT BENEFITS
At September 29, 2018, we had nine defined benefit pension plans consisting of six funded qualified plans, which are all frozen and noncontributory, and three unfunded non-qualified plans. The benefits provided under these plans are based on a formula using years of service and either a specified benefit rate or compensation level. The non-qualified defined benefit plans are for certain contracted officers and use a formula based on years of service and final average salary. We also have other postretirement benefit plans for which substantially all of our employees may receive benefits if they satisfy applicable eligibility criteria. The postretirement healthcare plans are contributory with participants’ contributions adjusted when deemed necessary.
We have defined contribution retirement programs for various groups of employees. We recognized expenses of $84 million, $78 million and $67 million in fiscal 2018, 2017 and 2016, respectively.
We use a fiscal year end measurement date for our defined benefit plans and other postretirement plans. We recognize the effect of actuarial gains and losses into earnings immediately for other postretirement plans rather than amortizing the effect over future periods.
Other postretirement benefits include postretirement medical costs and life insurance.
In the second quarter of fiscal 2017, we issued a notice of intent to terminate two of our qualified pension plans with a termination date of April 30, 2017. The settlements of the terminated plans will occur in the first quarter of fiscal 2019, through purchased annuities. We made minimal additional contributions in preparation for the estimated $21 million one-time settlement charge at final liquidation.
Additionally, subsequent to our fiscal year ended September 29, 2018, we issued a notice of intent to terminate three of our qualified pension plans with termination dates in the first quarter of fiscal 2019. The settlements of these plans are expected to occur in fiscal 2020, through purchased annuities. Since the amount of the settlement depends on a number of factors determined as of the liquidation date, including the annuity pricing, interest rate environment and asset experience, we are currently unable to determine the ultimate cost of the settlement. However, based on current market rates the one-time settlement gain at final liquidation is estimated to be in the range of approximately $35 million to $55 million. Contributions to purchase annuities at the time of settlement are expected to be in the range of approximately $5 million to $25 million based on current market conditions of each plan at September 29, 2018.
Benefit Obligations and Funded Status
The following table provides a reconciliation of the changes in the plans’ benefit obligations, assets and funded status at September 29, 2018, and September 30, 2017:

					in millions
	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2018	2017	2018	2017	2018	2017
Change in benefit obligation
Benefit obligation at beginning of year	$1,477	$1,554	$230	$222	$33	$36
Service cost	—	2	7	11	1	1
Interest cost	55	57	8	8	1	1
Curtailment	—	—	(5)	—	—	—
Plan amendments	—	—	5	—	—	—
Actuarial (gain)/loss	(60)	(52)	(10)	1	(5)	(1)
Benefits paid	(80)	(84)	(15)	(12)	(2)	(4)
Benefit obligation at end of year	1,392	1,477	220	230	28	33
Change in plan assets
Fair value of plan assets at beginning of year	1,512	1,440	—	—	—	—
Actual return on plan assets	4	115	—	—	—	—
Employer contributions	14	41	15	12	2	4
Benefits paid	(80)	(84)	(15)	(12)	(2)	(4)
Fair value of plan assets at end of year	1,450	1,512	—	—	—	—
Funded status	$58	$35	$(220)	$(230)	$(28)	$(33)

Amounts recognized in the Consolidated Balance Sheets consist of:

					in millions
	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2018	2017	2018	2017	2018	2017
Other assets	$61	$44	$—	$—	$—	$—
Other current liabilities	(3)	—	(12)	(11)	(3)	(3)
Other liabilities	—	(9)	(208)	(219)	(25)	(30)
Total assets (liabilities)	$58	$35	$(220)	$(230)	$(28)	$(33)
Amounts recognized in Accumulated Other Comprehensive Income consist of:

					in millions
	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2018	2017	2018	2017	2018	2017
Accumulated other comprehensive (income)/loss:
Actuarial (gain) loss	$(96)	$(94)	$31	$50	$—	$—
Prior service (credit) cost (a)	—	—	5	—	(49)	(73)
Total accumulated other comprehensive (income)/loss:	$(96)	$(94)	$36	$50	$(49)	$(73)

(a)
The change in prior service credit is primarily attributed to the plan amendments to the other postretirement benefits as noted within the change in benefit obligation with remainder of the change being immaterial.

We had five pension plans at September 29, 2018, and September 30, 2017, that had an accumulated benefit obligation in excess of plan assets. Plans with accumulated benefit obligations in excess of plan assets are as follows:

			in millions
	Pension Benefits
	Qualified		Non-Qualified
	2018	2017	2018	2017
Projected benefit obligation	$49	$361	$220	$230
Accumulated benefit obligation	49	361	219	220
Fair value of plan assets	45	352	—	—
The accumulated benefit obligation for all qualified pension plans was $1,392 million and $1,477 million at September 29, 2018, and September 30, 2017, respectively.
Net Periodic Benefit Cost (Credit)
Components of net periodic benefit cost (credit) for pension and postretirement benefit plans recognized in the Consolidated Statements of Income are as follows:

								in millions
	Pension Benefits						Other Postretirement
	Qualified			Non-Qualified			Benefits
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Service cost	$—	$2	$8	$7	$11	$6	$1	$1	$1
Interest cost	55	57	65	8	8	9	1	1	3
Expected return on plan assets	(62)	(59)	(65)	—	—	—	—	—	—
Amortization of prior service cost	1	—	—	1	—	—	(25)	(25)	(20)
Recognized actuarial loss (gain), net	—	1	2	3	6	5	(5)	(1)	(15)
Recognized settlement loss (gain)	—	2	(12)	—	—	—	—	—	—
Net periodic benefit cost (credit)	$(6)	$3	$(2)	$19	$25	$20	$(28)	$(24)	$(31)

As of September 29, 2018, the amounts expected to be reclassified into earnings within the next 12 months related to net periodic benefit cost (credit) for the qualified and non-qualified pension plans, excluding pending settlements, are ($1) million and $3 million, respectively. As of September 29, 2018, the amount expected to be reclassified into earnings within the next 12 months related to net periodic benefit credit for the other postretirement benefits is $11 million.
Assumptions
Weighted average assumptions are as follows:

	Pension Benefits						Other Postretirement
	Qualified			Non-Qualified			Benefits
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Discount rate to determine net periodic benefit cost	3.85%	3.72%	4.47%	3.88%	3.77%	4.41%	3.39%	3.09%	3.54%
Discount rate to determine benefit obligations	4.26%	3.85%	3.72%	4.31%	3.88%	3.77%	4.11%	3.39%	3.09%
Rate of compensation increase	n/a	n/a	n/a	2.53%	2.44%	2.46%	n/a	n/a	n/a
Expected return on plan assets	4.20%	4.21%	4.15%	n/a	n/a	n/a	n/a	n/a	n/a
To determine the expected return on plan assets assumption, we first examined historical rates of return for the various asset classes within the plans. We then determined a long-term projected rate-of-return based on expected returns.
Our discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. These were determined using a cash flow matching technique whereby the rates of a yield curve, developed from high-quality debt securities, were applied to the benefit obligations to determine the appropriate discount rate. For all periods presented, all pension and other postretirement benefit plans used the RP-2014 mortality tables.
We have five other postretirement benefit plans which are healthcare and life insurance related. Two of these plans, with benefit obligations totaling $17 million at September 29, 2018, were not impacted by healthcare cost trend rates as one consists of fixed annual payments and one is life insurance related. Two of the healthcare plans, with benefit obligations less than $1 million at September 29, 2018, were not impacted by healthcare cost trend rates due to previous plan amendments. The remaining plan, with benefit obligation totaling $10 million at September 29, 2018, utilized an assumed healthcare cost trend rate of 7.6%. The healthcare cost trend rate will be grading down to an ultimate rate of 4.5% in 2027.
A one-percentage-point change in assumed health-care cost trend rates would have the following effects:

		in millions
	One Percentage Point Increase	One Percentage Point Decrease
Effect on postretirement benefit obligation	$1	$(1)
Plan Assets
The following table sets forth the actual and target asset allocation for pension plan assets:

	2018	2017	Target Asset Allocation
Cash	0.9%	1.1%	—%
Fixed income securities	99.1	87.4	100.0
United States stock funds	—	3.5	—
International stock funds	—	5.6	—
Real estate	—	2.4	—
Total	100.0%	100.0%	100.0%
Additionally, one of our foreign subsidiary pension plans had $30 million and $28 million in plan assets held in an insurance trust at September 29, 2018, and September 30, 2017, respectively.
The plan trustees have established a set of investment objectives related to the assets of the domestic pension plans and regularly monitor the performance of the funds and portfolio managers. The 100% target asset allocation to fixed income securities is based upon the intent to terminate these plans.

Our domestic plan assets consist mainly of common collective trusts which are primarily comprised of fixed income funds, equity securities and other investments. Fixed income securities can include, but are not limited to, direct bond investments, and pooled or indirect bond investments. Other investments may include, but are not limited to, international and domestic equities, real estate, commodities and private equity. Derivative instruments may also be used in concert with either fixed income or equity investments to achieve desired exposure or to hedge certain risks. Derivative instruments can include, but are not limited to, futures, options, swaps or swaptions. Our domestic plan assets also include mutual funds. We believe there are no significant concentrations of risk within our plan assets as of September 29, 2018.
The following tables show the categories of pension plan assets and the level under which fair values were determined in the fair value hierarchy, which is described in Note 13: Fair Value Measurements.

	in millions
September 29, 2018	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$12	$—	$—	$12
Insurance contract at contract value (a)	—	—	30	30
Total assets in fair value hierarchy	$12	$—	$30	$42
Investments measured at net asset value:
Common collective trusts (b)				1,408
Total plan assets				$1,450

	in millions
September 30, 2017	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$15	$—	$—	$15
Insurance contract at contract value (a)	—	—	28	28
Total assets in fair value hierarchy	$15	$—	$28	$43
Investments measured at net asset value:
Common collective trusts (b)				1,469
Total plan assets				$1,512

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

A reconciliation of the change in the fair value measurement of the defined benefit plans’ consolidated assets using significant unobservable inputs (Level 3) is as follows:

		in millions
	Insurance contract	Total
September 30, 2017	$28	$28
Actual return on plan assets:
Assets still held at reporting date	2	2
Assets sold during the period	—	—
Purchases, sales and settlements, net	—	—
Transfers in and/or out of Level 3	—	—
September 29, 2018	$30	$30

Contributions
Our policy is to fund at least the minimum contribution required to meet applicable federal employee benefit and local tax laws. In our sole discretion, we may from time to time fund additional amounts. Expected contributions to pension plans for fiscal 2019 are approximately $15 million. For fiscal 2018, 2017 and 2016, we funded $29 million, $53 million and $64 million, respectively, to pension plans.
Estimated Future Benefit Payments
The following benefit payments are expected to be paid:

			in millions
	Pension Benefits		Other Postretirement
	Qualified	Non-Qualified	Benefits
2019	$122	$12	$3
2020	79	12	3
2021	80	13	3
2022	81	13	3
2023	82	14	2
2024-2028	417	69	11
The above benefit payments for other postretirement benefit plans are not expected to be offset by Medicare Part D subsidies in fiscal 2019.
The above 2019 benefit payments include anticipated payments for a plan termination within two of our qualified pension plans. The plan termination process for these plans began on April, 30, 2017, and full settlement is expected to occur in the first quarter of fiscal 2019.
The above 2020 benefit payments do not include anticipated accelerated payments for a plan termination within three of our qualified pension plans. The plan termination process for one of these plans began on October 1, 2018 and for the remaining two plans is expected to begin December 31, 2018, and full settlement is expected to occur in fiscal 2020.
Multi-Employer Plans
Additionally, we participate in a multi-employer plan that provides defined benefits to certain employees covered by collective bargaining agreements. Such plans are usually administered by a board of trustees composed of the management of the participating companies and labor representatives.
The risks of participating in multi-employer plans are different from single-employer plans. Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligation of the plan may be borne by the remaining participating employers. If we stop participating in a plan, we may be required to pay that plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability. Contributions to the multi-employer pension funds were in excess of 5% of the total plan contributions for plan year 2018 but were not in excess of 5% of the total plan contributions for plan years 2017 and 2016.
The net pension cost of the plan is equal to the annual contribution determined in accordance with the provisions of negotiated labor contracts. Contributions to the plan were $2 million in fiscal 2018 and 2017. Assets contributed to such plans are not segregated or otherwise restricted to provide benefits only to our employees. The future cost of the plan is dependent on a number of factors including the funded status of the plan and the ability of the other participating companies to meet ongoing funding obligations.
Our participation in this multi-employer plan for fiscal 2018 is outlined below. The EIN/Pension Plan Number column provides the Employer Identification Number (EIN) and the three-digit plan number. Unless otherwise noted, the most recent Pension Protection Act ("PPA") zone status available in fiscal 2018 and fiscal 2017 is for the plan's year beginning January 1, 2018, and 2017, respectively. The zone status is based on information that we have received from the plan and is certified by the plan's actuaries. The zone status is a secondary classification, critical and declining, within the red zone for fiscal 2018. Among other factors, plans in the red zone are generally less than 65 percent funded. Plans that are critical and declining status are projected to have an accumulated funding deficiency. The FIP/RP Status column indicates plans for which a financial improvement plan (FIP) or rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreements to which the plan is subject. There have been no significant changes that affect the comparability of contributions from year to year.

In addition to regular contributions, we could be obligated to pay additional contributions (known as complete or partial withdrawal liabilities) if it has unfunded vested benefits.

		PPA Zone Status		FIP/RP Status	Contributions (in millions)			Surcharge Imposed
Pension Fund Plan Name	EIN/Pension Plan Number	2018	2017	Implemented	2018	2017	2016	2018	Expiration Date of Collective Bargaining Agreement(a)
Bakery and Confectionery Union and Industry International Pension Fund	52-6118572/001	Red	Red	Nov 2012	$2	$2	$1	10%	October 2015
(a) Renewal negotiations are in progress.
NOTE 16: COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive loss are as follows:

		in millions
	2018(1)	2017
Accumulated other comprehensive income (loss), net of taxes:
Unrealized net hedging loss	$(9)	$(2)
Unrealized net loss on investments	(1)	—
Currency translation adjustment	(84)	(53)
Postretirement benefits reserve adjustments	79	71
Total accumulated other comprehensive income (loss)	$(15)	$16
(1) Includes reclass from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act, following adoption of the applicable new accounting standard. Refer to Part II, Item 8, Notes to Consolidated Financial Statements, Note 2: Changes in Accounting Principles.
The before and after tax changes in the components of other comprehensive income (loss) are as follows:

							in millions
	2018			2017			2016
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax

Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to interest expense	$—	$—	$—	$—	$—	$—	$—	$—	$—
(Gain) loss reclassified to cost of sales	12	(4)	8	4	(2)	2	(1)	1	—
Unrealized gain (loss)	(20)	5	(15)	(3)	1	(2)	(1)	—	(1)

Investments:
Unrealized gain (loss)	(2)	1	(1)	(1)	—	(1)	(1)	1	—

Currency translation:
Translation adjustment	(38)	2	(36)	6	—	6	5	(1)	4
Translation loss reclassified to cost of sales	7	—	7	—	—	—	—	—	—

Postretirement benefits	(8)	1	(7)	91	(35)	56	67	(25)	42
Total other comprehensive income (loss)	$(49)	$5	$(44)	$97	$(36)	$61	$69	$(24)	$45

NOTE 17: SEGMENT REPORTING
We operate in four reportable segments: Beef, Pork, Chicken, and Prepared Foods. We measure segment profit as operating income (loss). Other primarily includes our foreign chicken production operations in China, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC.
In fiscal 2017, we acquired and consolidated AdvancePierre, a producer and distributor of value-added, convenient, ready-to-eat sandwiches, sandwich components and other entrées and snacks, and in fiscal 2018, we acquired Original Philly, a valued added protein business. The results from operations of these businesses are included in the Prepared Foods and Chicken segments. In fiscal 2018, we acquired Tecumseh, a vertically integrated value-added protein business, and American Proteins, a poultry rendering and blending operation as part of our strategic expansion and sustainability initiatives. The results from operations of these businesses are included in our Chicken segment. For further description of these transactions, refer to Part II, Item 8, Notes to Consolidated Financial Statements, Note 3: Acquisitions and Dispositions.
In fiscal 2018, we completed the sale of four non-protein businesses as part of our strategic focus on protein brands. All of these businesses were part of our Prepared Foods segment and included Sara Lee® Frozen Bakery, Kettle, Van’s®, and TNT Crust and produced items such as frozen desserts, waffles, snack bars, soups, sauces, sides and pizza crusts. The sales included the Chef Pierre®, Bistro Collection®, Kettle Collection™, and Van’s® brands, a license to use the Sara Lee® brand in various channels, as well as our Tarboro, North Carolina, Fort Worth, Texas, Traverse City, Michigan, and Green Bay, Wisconsin prepared foods facilities. For further description of these transactions, refer to Part II, Item 8, Notes to Consolidated Financial Statements, Note 3: Acquisitions and Dispositions.
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
Chicken: Chicken includes our domestic operations related to raising and processing live chickens into, and purchasing raw materials for, fresh, frozen and value-added chicken products, as well as sales from allied products. Our value-added chicken products primarily include breaded chicken strips, nuggets, patties and other ready-to-fix or fully cooked chicken parts. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities, the military and other food processors, as well as to international export markets. This segment also includes logistics operations to move products through our domestic supply chain and the global operations of our chicken breeding stock subsidiary.
Prepared Foods: Prepared Foods includes our operations related to manufacturing and marketing frozen and refrigerated food products and logistics operations to move products through the supply chain. This segment includes brands such as Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, State Fair®, as well as artisanal brands Aidells®, Gallo Salame®, and Golden Island®. Products primarily include ready-to-eat sandwiches, sandwich components such as flame-grilled hamburgers and Philly steaks, pepperoni, bacon, breakfast sausage, turkey, lunchmeat, hot dogs, flour and corn tortilla products, appetizers, snacks, prepared meals, ethnic foods, side dishes, meat dishes, breadsticks and processed meats. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities, the military and other food processors, as well as to international export markets.
We allocate expenses related to corporate activities to the segments, except for third-party merger and integration costs of $26 million, $67 million and $37 million in fiscal 2018, 2017 and 2016, respectively, and corporate overhead related to Tyson New Ventures, LLC, which are included in Other. Assets and additions to property, plant and equipment relating to corporate activities remain in Other. At September 30, 2017, we included $3 billion of unallocated goodwill associated with our acquisition of AdvancePierre in Other and we completed the allocation of goodwill to our segments in fiscal 2018. Additionally, as of September 29, 2018, we completed the allocation of goodwill associated with our fiscal 2018 acquisitions. Refer to Note 5: Goodwill and Intangible Assets for further description.

Information on segments and a reconciliation to income from continuing operations before income taxes are as follows:

	in millions
	Beef	Pork	Chicken	Prepared Foods	Other	Intersegment Sales	Consolidated
Fiscal 2018
Sales	$15,473	$4,879	$12,044	$8,668	$305	$(1,317)	$40,052
Operating Income (Loss)	1,013	361	866	868	(53)		3,055
Total Other (Income) Expense							310
Income before Income Taxes							2,745
Depreciation and amortization	103	42	368	410	10		933
Total Assets	3,061	1,265	8,794	15,063	926		29,109
Additions to property, plant and equipment	107	150	570	228	145		1,200
Fiscal 2017
Sales	$14,823	$5,238	$11,409	$7,853	$349	$(1,412)	$38,260
Operating Income (Loss)	877	645	1,053	462	(106)		2,931
Total Other (Income) Expense							303
Income before Income Taxes							2,628
Depreciation and amortization	92	36	296	315	9		748
Total Assets	2,938	1,132	6,630	13,466	3,900		28,066
Additions to property, plant and equipment	118	101	492	229	129		1,069
Fiscal 2016
Sales	$14,513	$4,909	$10,927	$7,346	$380	(1,194)	$36,881
Operating Income (Loss)	347	528	1,305	734	(81)		2,833
Total Other (Income) Expense							235
Income before Income Taxes							2,598
Depreciation and amortization	94	33	274	286	10		697
Total Assets	2,764	1,039	5,836	11,814	920		22,373
Additions to property, plant and equipment	99	68	281	178	69		695
The Beef segment had sales of $420 million, $386 million and $327 million for fiscal 2018, 2017 and 2016, respectively, from transactions with other operating segments. The Pork segment had sales of $817 million, $966 million and $840 million for fiscal 2018, 2017 and 2016, respectively, from transactions with other operating segments. The Chicken segment had sales of $80 million, $60 million and $27 million for fiscal 2018, 2017 and 2016, respectively, from transactions with other operating segments. The aforementioned sales from intersegment transactions, which were at market prices, were included in the segment sales in the above table.
Our largest customer, Walmart Inc., accounted for 17.3%, 17.3% and 17.5% of consolidated sales in fiscal 2018, 2017 and 2016, respectively. Sales to Walmart Inc. were included in all the segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations.
The majority of our operations are domiciled in the United States. Approximately 99%, 98% and 98% of sales to external customers for fiscal 2018, 2017 and 2016, respectively, were sourced from the United States. Approximately $23.2 billion and $21.6 billion of long-lived assets were located in the United States at September 29, 2018, and September 30, 2017, respectively. Excluding goodwill and intangible assets, long-lived assets located in the United States totaled approximately $6.7 billion and $6.0 billion at September 29, 2018, and September 30, 2017, respectively. Approximately $212 million and $217 million of long-lived assets were located in foreign countries, primarily Brazil, China, the European Union and New Zealand at September 29, 2018, and September 30, 2017, respectively. Excluding goodwill and intangible assets, long-lived assets in foreign countries totaled approximately $201 million and $193 million at September 29, 2018, and September 30, 2017, respectively.
We sell certain products in foreign markets, primarily Canada, Central America, China, the European Union, Japan, Mexico, the Middle East, South Korea, and Taiwan. Our export sales from the United States totaled $4.2 billion, $3.9 billion and $3.5 billion for fiscal 2018, 2017 and 2016, respectively. Substantially all of our export sales are facilitated through unaffiliated brokers, marketing associations and foreign sales staffs. Sales of products produced in a country other than the United States were less than 10% of consolidated sales for each of fiscal 2018, 2017 and 2016.

NOTE 18: SUPPLEMENTAL CASH FLOWS INFORMATION
The following table summarizes cash payments for interest and income taxes:

			in millions
	2018	2017	2016
Interest, net of amounts capitalized	$368	$249	$242
Income taxes, net of refunds	470	779	686
NOTE 19: TRANSACTIONS WITH RELATED PARTIES
We have operating leases for two wastewater facilities with an entity owned by the Donald J. Tyson Revocable Trust (for which Mr. John Tyson, Chairman of the Company, is a trustee), Berry Street Waste Water Treatment Plant, LP (90% of which is owned by the TLP), and the sisters of Mr. Tyson. Total payments of approximately $1 million in each of fiscal 2018, 2017 and 2016 were paid to lease the facilities.
As of September 29, 2018, the TLP, of which John Tyson and director Barbara Tyson are general partners, owned 70 million shares, or 99.985% of our outstanding Class B stock and, along with the members of the Tyson family, owned 6.2 million shares of Class A stock, giving it control of approximately 70.96% of the total voting power of our outstanding voting stock.
In August 2017, the Company committed to invest $5 million for a 17.5% equity interest in Buchan Ltd., a Mauritian private holding company of poultry operations in sub-Saharan Africa. Acacia Foods, B.V. is committed to invest $9 million in Buchan Ltd. Donnie Smith, who during the first quarter of fiscal year 2017 was Chief Executive Officer of the Company, serves as the Chairman of Acacia Foods, B.V. and as a director of Buchan Ltd. John Randal Tyson (son of John Tyson) serves as a director of Buchan Ltd. for the Company. We completed our funding commitment in fiscal 2018.
In fiscal 2018, the Company provided administrative services to the Tyson Limited Partnership, the beneficial owner of 70 million shares of Class B stock, and the Tyson Limited Partnership, through TLP Investment, L.P., reimbursed the Company $0.3 million.
NOTE 20: COMMITMENTS AND CONTINGENCIES
Commitments
We lease equipment, properties and certain farms for which total rentals approximated $200 million, $186 million and $172 million, in fiscal 2018, 2017 and 2016, respectively. Most leases have initial terms of up to seven years, some with varying renewal periods. The most significant obligations assumed under the terms of the leases are the upkeep of the facilities and payments of insurance and property taxes.
Minimum lease commitments under non-cancelable leases at September 29, 2018, were:

in millions
2019	$128
2020	98
2021	62
2022	40
2023	29
2024 and beyond	61
Total	$418
We guarantee obligations of certain outside third parties, consisting primarily of leases, debt and grower loans, which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to 10 years, and the maximum potential amount of future payments as of September 29, 2018, was $16 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The remaining terms of the lease maturities cover periods over the next 10 years. The maximum potential amount of the residual value guarantees is $91 million, all of which could be recoverable through various recourse provisions, including those based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At September 29, 2018, and September 30, 2017, no material liabilities for guarantees were recorded.

We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our potential maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum obligation as of September 29, 2018, was approximately $300 million. The total receivables under these programs were $6 million at September 29, 2018. There were no receivables under these programs at September 30, 2017. This receivable is included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we had no allowance for these programs' estimated uncollectible receivables at September 29, 2018, and September 30, 2017.
When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Under these agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At September 29, 2018, total amounts under these types of arrangements totaled $636 million.
We enter into agreements with growers that can have fixed and variable payment structures, but are generally cancelable and based on flocks placed with the growers. Grower commitments at September 29, 2018 were:

in millions
Grower Commitments
2019	$198
2020	99
2021	93
2022	54
2023	38
2024 and beyond	98
Total	$580
Additionally, we enter into other purchase commitments for various items such as grains and livestock contracts, which at September 29, 2018 were:

in millions
Other Purchase Commitments
2019	$1,224
2020	732
2021	159
2022	57
2023	23
2024 and beyond	13
Total	$2,208

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
On June 18, 2018, Wanda Duryea, Matthew Hosking, John McKee, Lisa Melegari, Michael Reilly, Sandra Steffan, Paul Glantz, Edwin Blakey, Jennifer Sullivan, Lisa Axelrod, Anbessa Tufa and Christina Hall, acting on behalf of themselves individually and on behalf of a putative plaintiff class consisting of all persons and entities who indirectly purchased pork, filed a class action complaint against us and certain of our pork subsidiaries, as well as several other pork processing companies, in the federal district court for the District of Minnesota. Subsequent to the filing of the initial complaint, additional lawsuits making similar claims on behalf of putative classes of direct and indirect purchasers were also filed in the same court. The complaints allege, among other things, that beginning in January 2009 the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork and pork products in violation of United States antitrust laws. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The plaintiffs are seeking treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. The direct purchaser actions and indirect purchaser actions have been consolidated for pretrial purposes. On October 23, 2018, defendants filed motions to dismiss the complaints.

Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission ("NLRC") from 1998 through July 1999. The complaint was filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines in 1995 by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In late 2004, a labor arbiter ruled against the respondents and awarded the complainants PHP3,453,664,710 (approximately U.S.$64 million) in damages and fees. The respondents appealed the labor arbiter's ruling, and it was subsequently set aside by the NLRC in December 2006. Subsequent to the NLRC’s decision, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. While various of those appeals, motions and/or petitions were pending, The Hillshire Brands Company, on June 23, 2014, without admitting liability, filed a settlement motion requesting that the Supreme Court of the Philippines order dismissal with prejudice of all claims against it and certain other respondents in exchange for payments allocated by the court among the complainants in an amount not to exceed PHP342,287,800 (approximately U.S.$6.3 million). Based in part on its finding that the consideration to be paid to the complainants as part of such settlement was insufficient, the Supreme Court of the Philippines denied the respondents’ settlement motion and all motions for reconsideration thereof. The Supreme Court of the Philippines also set aside as premature the NLRC’s December 2006 ruling. As a result, the cases were remanded back before the NLRC to rule on the merits of the case. On December 15, 2016, we learned that the NLRC rendered its decision on November 29, 2016, regarding the respondents’ appeals regarding the labor arbiter’s 2004 ruling in favor of the complainants. The NLRC increased the award for 4,922 of the total 5,984 complainants to PHP14,858,495,937 (approximately U.S. $275 million). However, the NLRC approved a prior settlement reached with the group comprising approximately 18% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company agreed to pay each settling complainant PHP68,000 (approximately U.S. $1,300). The settlement payment was made on December 21, 2016, to the NLRC, which is responsible for distributing the funds to each settling complainant. On December 27, 2016, the respondents filed motions for reconsideration with the NLRC asking that the award be set aside. The NLRC denied respondents' motions for reconsideration in a resolution received on May 5, 2017, and entered a judgment on the award on July 24, 2017. Each of Aris Philippines, Inc., Sara Lee Corporation and Sara Lee Philippines, Inc. appealed this award and sought an injunction to preclude enforcement of the award to the Philippines Court of Appeals. On November 23, 2017, the Court of Appeals granted a writ of preliminary injunction that precluded execution of the NLRC award during the pendency of the appeal. The Court of Appeals subsequently vacated the NLRC’s award on April 12, 2018. Complainants have filed motions for reconsideration with the Court of Appeals. If those motions are denied, the Court of Appeals’ decision nevertheless remains subject to appeal to the Supreme Court of the Philippines. We continue to maintain an accrual for this matter.
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

NOTE 21: QUARTERLY FINANCIAL DATA (UNAUDITED)

		in millions, except per share data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Sales	$10,229	$9,773	$10,051	$9,999
Gross profit	1,451	1,020	1,306	1,349
Operating income	927	498	802	828
Net income	1,632	316	542	537
Net income attributable to Tyson	1,631	315	541	537

Net income per share attributable to Tyson:
Class A Basic	$4.54	$0.88	$1.52	$1.50
Class B Basic	$4.09	$0.78	$1.37	$1.35
Diluted	$4.40	$0.85	$1.47	$1.47
2017
Sales	$9,182	$9,083	$9,850	$10,145
Gross profit	1,483	1,047	1,202	1,351
Operating income	982	571	697	681
Net income	594	341	448	395
Net income attributable to Tyson	593	340	447	394

Net income per share attributable to Tyson:
Class A Basic	$1.64	$0.95	$1.24	$1.10
Class B Basic	$1.49	$0.86	$1.12	$0.98
Diluted	$1.59	$0.92	$1.21	$1.07
First quarter fiscal 2018 net income included a $994 million post tax recognition of tax benefit from remeasurement of net deferred tax liabilities at lower enacted tax rates, $4 million pretax impairment charge net of a realized gain related to the divestiture of non-protein businesses and $19 million pretax restructuring and related charges.
Second quarter fiscal 2018 net income included a $9 million post tax recognition of tax benefit from remeasurement of net deferred tax liabilities at lower enacted tax rates, $75 million pretax impairment charge related to the divestiture of non-protein businesses, $109 million one-time cash bonus to frontline employees and $12 million pretax restructuring and related charges.
Third quarter fiscal 2018 net income included $14 million pretax restructuring and related charges.
Fourth quarter fiscal 2018 net income included a $11 million pretax realized gain related to the divestiture of a non-protein business and $14 million pretax restructuring and related charges.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tyson Foods, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Tyson Foods, Inc. and its subsidiaries as of September 29, 2018 and September 30, 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 29, 2018, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended September 29, 2018 appearing under Item 15 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of September 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 29, 2018 and September 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 29, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Fayetteville, Arkansas
November 13, 2018
We have served as the Company’s auditor since 2009.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, the CEO and CFO concluded that, as of September 29, 2018, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
In the quarter ended September 29, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 29, 2018. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation under the framework in Internal Control - Integrated Framework (2013) issued by COSO, management concluded the Company’s internal control over financial reporting was effective as of September 29, 2018.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, who has audited the fiscal 2018 financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of September 29, 2018 as stated in its report which appears in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See information set forth under the captions “Election of Directors”, "Information Regarding the Board and its Committees" and "Report of the Audit Committee" in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held February 7, 2019 (the “Proxy Statement”), which information is incorporated herein by reference. Pursuant to general instruction G(3) of Annual Report on Form 10-K, certain information concerning our executive officers is included under the caption “Executive Officers of the Company” in Part I of this Annual Report on Form 10-K.
We have a code of ethics as defined in Item 406 of Regulation S-K, which applies to all of our directors and employees, including our principal executive officers, principal financial officer, principal accounting officer or controller, and persons performing similar functions. This code of ethics, titled “Tyson Code of Conduct,” is available, free of charge on our website at http://ir.tyson.com.
We will post any amendments to the Code of Conduct, and any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the New York Stock Exchange, on our website.
ITEM 11. EXECUTIVE COMPENSATION
See the information set forth under the captions “Executive Compensation,” “Director Compensation For Fiscal Year 2018,” “Compensation Discussion and Analysis,” “Report of the Compensation and Leadership Development Committee,” “Compensation Committee Interlocks and Insider Participation”, and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which information is incorporated herein by reference. However, pursuant to instructions to Item 407(e)(5) of Regulation S-K, the material appearing under the sub-heading “Report of the Compensation and Leadership Development Committee” shall be deemed "furnished" and not be deemed to be “filed” with the SEC, other than as provided in this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the information included under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement, which information is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following information reflects certain information about our equity compensation plans as of September 29, 2018:

	Equity Compensation Plan Information
	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (excluding Securities reflected in the first column (a) (b))
Equity compensation plans approved by security holders	5,994,148	$48.37	37,466,064
Equity compensation plans not approved by security holders	—	—	—
Total	5,994,148	$48.37	37,466,064

(a)	Shares available for future issuance as of September 29, 2018, under the Stock Incentive Plan (16,150,273), the Employee Stock Purchase Plan (13,668,183) and the Retirement Savings Plan (7,647,608)
(b)	"Securities" and "shares" refer to the Company's Class A common stock.
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
(1) Consolidated Financial Statements
Consolidated Statements of Income for the three years ended September 29, 2018
Consolidated Statements of Comprehensive Income for the three years ended September 29, 2018
Consolidated Balance Sheets at September 29, 2018, and September 30, 2017
Consolidated Statements of Shareholders’ Equity for the three years ended September 29, 2018
Consolidated Statements of Cash Flows for the three years ended September 29, 2018
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
(2) Consolidated Financial Statement Schedules
Financial Statement Schedule - Schedule II Valuation and Qualifying Accounts for the three years ended September 29, 2018
All other schedules are omitted because they are neither applicable nor required.
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

2.2
Share Purchase Agreement, dated as of August 17, 2018, by and among Tyson Foods, Inc., Keystone Foods Holdings Limited and Marfrig Global Foods S.A. (previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 23, 2018, Commission File No. 001-14704, and incorporated herein by reference). Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request.

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

4.4
Form of 4.50% Senior Note due 2022 (previously filed as Exhibit 4.2 and included in Exhibit 4.1 to the Company's Current Report on Form 8‑K filed June 13, 2012, Commission File No. 001‑14704, and incorporated herein by reference).

4.5
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

4.6
Form of 2.65% Senior Note due 2019 (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8‑K filed August 8, 2014, Commission File No. 001‑14704, and incorporated herein by reference).

4.7
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

4.8	Form of 3.95% Senior Note due 2024 (included in Exhibit 4.4 to the Company's Current Report on Form 8‑K filed August 8, 2014, Commission File No. 001‑14704, and incorporated herein by reference).

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

4.10	Form of 4.875% Senior Note due 2034 (included in Exhibit 4.6 to the Company's Current Report on Form 8‑K filed August 8, 2014, Commission File No. 001‑14704, and incorporated herein by reference).

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

4.14
Form of 4.10% Notes due 2020 issued pursuant to the Sara Lee Indenture (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated September 7, 2010 by The Hillshire Brands Company, Commission File No. 001-03344, and incorporated herein by reference).

4.15
Form of 6.13% Notes due 2032 issued pursuant to the Sara Lee Indenture (previously filed as Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2014, Commission File No. 001-14704, and incorporated herein by reference).

4.16
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

4.17
Form of Floating Rate Senior Notes due 2019 (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 2, 2017, Commission File No. 001-14704, and incorporated herein by reference).

4.18
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

4.19
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

4.21
Form of 3.55% Senior Notes due 2027 (previously filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed on June 2, 2017, Commission File No. 001-14704, and incorporated herein by reference).

4.22
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

4.23
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

4.28
Supplemental Indenture, dated September 28, 2018, by and between the Company and the Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture (previously filed as exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 28, 2018, Commission File No. 001-14704, and incorporated herein by reference.

4.29
Form of 3.900% Senior Notes due 2023 (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 28, 2018, Commission File No. 001-14704, and incorporated herein by reference).

4.30
Supplemental Indenture, dated September 28, 2018, by and between the Company and the Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture (previously filed as exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 28, 2018, Commission File No. 001-14704, and incorporated herein by reference.

4.31
Form of 5.100% Senior Notes due 2048 (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 28, 2018, Commission File No. 001-14704, and incorporated herein by reference).

10.1
Amended and Restated Credit Agreement, dated as of March 14, 2018, among the Company, the subsidiary, borrowers party thereto, and lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 20, 2018, Commission File No. 001-14704, and incorporated herein by reference).

10.2	*
Second Amended and Restated Employment Agreement, dated November 9, 2017, by and between the Company and John Tyson (previously filed as Exhibit 10.76 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017, Commission File No. 001-14704, and incorporated herein by reference).

10.3	*
Second Amended and Restated Employment Agreement, dated as of November 17, 2016, by and between the Company and Thomas Hayes (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 22, 2016, Commission File No. 001-14704, and incorporated herein by reference).

10.4	*
Employment Agreement, dated November 14, 2012, by and between the Company and Dennis Leatherby (previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, Commission File No. 001-14704, and incorporated herein by reference).

10.5	*
Employment Agreement, dated November 15, 2013, by and between the Company and Noel W. White (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2013, Commission File No. 001-14704, and incorporated herein by reference).

10.6	*
Amended and Restated Employment Agreement, dated October 4, 2018, by and between the Company and Noel W. White (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 5, 2018, Commission File No. 001-14704, and incorporated herein by reference).

10.7	*
Employment Agreement, dated November 12, 2013, by and between the Company and Stephen R. Stouffer (previously filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2013, Commission File No. 001-14704, and incorporated herein by reference).

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
Employment Agreement, dated December 11, 2017, by and between the Company and Stewart Glendinning (previously filed as Exhibit 10.2 to the Company's Current Report on Form 10-Q for the period ended December 30, 2017, Commission File No. 001-14704, and incorporated herein by reference).

10.14	*
Employment Agreement, dated December 11, 2017, by and between the Company and Shih-Feng (Amy) Tu (previously filed as Exhibit 10.3 to the Company's Current Report on Form 10-Q for the period ended December 30, 2017, Commission File No. 001-14704, and incorporated herein by reference).

10.15	*
Employment Agreement, dated December 11, 2017, by and between the Company and Jay Scott Spradley (previously filed as Exhibit 10.4 to the Company's Current Report on Form 10-Q for the period ended December 30, 2017, Commission File No. 001-14704, and incorporated herein by reference).

10.16	*
Employment Agreement, dated December 11, 2017, by and between the Company and Justin Whitmore (previously filed as Exhibit 10.5 to the Company's Current Report on Form 10-Q for the period ended December 30, 2017, Commission File No. 001-14704, and incorporated herein by reference).

10.17	*
Indemnity Agreement, dated as of September 28, 2007, between the Company and John Tyson (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 28, 2007, Commission File No. 001-14704, and incorporated herein by reference).

10.18	*
Form of Indemnity Agreement between Tyson Foods, Inc. and its directors and certain executive officers (previously filed as Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995, Commission File No. 0-3400, and incorporated herein by reference).

10.19	*
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

10.21	*
First Amendment to the Tyson Foods, Inc. Employee Stock Purchase Plan, effective February 1, 2013 (previously filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013, Commission File No. 001-14704, and incorporated herein by reference).

10.22	*
Amended and Restated Executive Savings Plan of Tyson Foods, Inc. effective January 1, 2013 (previously filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013, Commission File No. 001-14704, and incorporated herein by reference).

10.23	*
First Amendment to the Executive Savings Plan of Tyson Foods, Inc. effective November 16, 2017 (previously filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 2017, Commission File No. 001-14704 and incorporated herein by reference).

10.24	*
Amended and Restated Tyson Foods, Inc. 2000 Stock Incentive Plan effective February 8, 2018 (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, Commission File No. 001-14704 and incorporated herein by reference).

10.25	*
Amended and Restated Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan effective January 1, 2017 (previously filed as Exhibit 10.68 to the Company's Annual report on Form 10-K for the fiscal year ended October 1, 2016, Commission File No. 001-14704, and incorporated herein by reference).

10.26	*
First Amendment to the Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan effective November, 16, 2017 (previously filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended 12/30/2017, Commission File No. 001-14704, and incorporated herein by reference).

10.27	*
Second Amendment to the Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan effective February 2018 (previously filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended 12/30/2017, Commission File No. 001-14704, and incorporated herein by reference).

10.28	*
Retirement Savings Plan of Tyson Foods, Inc. effective January 1, 2011 (previously filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2011, Commission File No. 001-14704, and incorporated herein by reference).

10.29	*
First Amendment to the Retirement Savings Plan of Tyson Foods, Inc., as Amended and Restated as of January 1, 2011 (previously filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013, Commission File No. 001-14704, and incorporated herein by reference).

10.30	*
Amended and Restated Retirement Income Plan of IBP, inc. effective August 1, 2000, and Amendment to Freeze the Retirement Income Plan of IBP, inc. effective December 31, 2002 (previously filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.31	*
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

10.32	*
Form of Performance Shares EBIT Stock Incentive Award Agreement pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2016 (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2016, Commission File No. 001-14704, and incorporated herein by reference).

10.33	*
Form of Restricted Stock Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective January 1, 2010 (previously filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2010, Commission File No. 001-14704, and incorporated herein by reference).

10.34	*
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
Tyson Foods, Inc. Severance Pay Plan for Contracted Employees, as amended and restated effective December 1, 2017 (previously filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 2017, Commission File No. 001-14704, and incorporated herein by reference).

10.65		**Executive Severance Plan effective October 15, 2018

10.66	*
Form of Performance Shares Operating Income Stock Incentive Award Agreement pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2017, Commission File No. 001-14704, and incorporated herein by reference).

10.67	*
Form of Performance Shares Relative Total Shareholder Return Stock Incentive Award Agreement pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2017, Commission File No. 001-14704, and incorporated herein by reference).

10.68	*
Form of Restricted Stock Subject to Performance Criteria Stock Incentive Award Agreement pursuant to which restricted stock awards subject to performance criteria are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2017, Commission File No. 001-14704, and incorporated herein by reference).

10.69	*
Form of Restricted Stock Incentive Award Agreement with contracted employees pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2017, Commission File No. 001-14704, and incorporated herein by reference).

10.70	*
Form of Restricted Stock Incentive Award Agreement with non-contracted employees pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2017, Commission File No. 001-14704, and incorporated herein by reference).

10.71	*
Form of Stock Options Incentive Award Agreement with contracted employees pursuant to which stock options awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2017, Commission File No. 001-14704, and incorporated herein by reference).

10.72	*
Form of Stock Options Incentive Award Agreement with non-contracted employees pursuant to which stock options awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2017, Commission File No. 001-14704, and incorporated herein by reference).

14.1
Code of Conduct of the Company (previously filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2013, Commission File No. 001-14704, and incorporated herein by reference).

21		**Subsidiaries of the Company.

23		**Consent of PricewaterhouseCoopers LLP.

31.1		**Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		**Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		***Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		***Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Annual Report on Form 10-K for the year ended September 29, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith
***	Furnished herewith

FINANCIAL STATEMENT SCHEDULE
TYSON FOODS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended September 29, 2018

					in millions
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Period
Allowance for Doubtful Accounts:
2018	$34	$3	$—	$(18)	$19
2017	33	10	—	(9)	34
2016	27	10	—	(4)	33
Inventory Lower of Cost or Net Realizable Value Allowance:
2018	$3	$68	$—	$(46)	$25
2017	39	5	—	(41)	3
2016	58	70	—	(89)	39
Valuation Allowance on Deferred Tax Assets:
2018	$75	$12	$—	$(8)	$79
2017	72	4	—	(1)	75
2016	68	10	—	(6)	72
ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYSON FOODS, INC.

By:	/s/ Stewart Glendinning	November 13, 2018
Stewart Glendinning
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Gaurdie E. Banister Jr.	Director	November 13, 2018
Gaurdie E. Banister Jr.

/s/ Dean Banks	Director	November 13, 2018
Dean Banks

/s/ Mike Beebe	Director	November 13, 2018
Mike Beebe

/s/ Curt T. Calaway	Senior Vice President Finance, Treasurer and Chief	November 13, 2018
Curt T. Calaway	Accounting Officer
(Principal Accounting Officer)

/s/ Mikel A. Durham	Director	November 13, 2018
Mikel A. Durham

/s/ Stewart Glendinning	Executive Vice President and Chief Financial Officer	November 13, 2018
Stewart Glendinning	(Principal Financial Officer)

/s/ Kevin M. McNamara	Director	November 13, 2018
Kevin M. McNamara

/s/ Cheryl S. Miller	Director	November 13, 2018
Cheryl S. Miller

/s/ Jeffrey K. Schomburger	Director	November 13, 2018
Jeffrey K. Schomburger

/s/ Robert C. Thurber	Director	November 13, 2018
Robert C. Thurber

/s/ Barbara A. Tyson	Director	November 13, 2018
Barbara A. Tyson

/s/ John Tyson	Chairman of the Board of Directors	November 13, 2018
John Tyson

/s/ Noel White	President and Chief Executive Officer	November 13, 2018
Noel White	(Principal Executive Officer)