Form 10-Q
period 2018-12-29
TYSON FOODS INC
filed 2019-02-07
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 29, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 29, 2018.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	295,257,039
Class B Common Stock, $0.10 Par Value (Class B stock)	70,010,355
TABLE OF CONENTS
PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 29, 2018	December 30, 2017
Sales	$10,193	$10,229
Cost of Sales	8,838	8,786
Gross Profit	1,355	1,443
Selling, General and Administrative	548	521
Operating Income	807	922
Other (Income) Expense:
Interest income	(2)	(2)
Interest expense	99	88
Other, net	(3)	(6)
Total Other (Income) Expense	94	80
Income before Income Taxes	713	842
Income Tax Expense (Benefit)	161	(790)
Net Income	552	1,632
Less: Net Income Attributable to Noncontrolling Interests	1	1
Net Income Attributable to Tyson	$551	$1,631
Weighted Average Shares Outstanding:
Class A Basic	294	296
Class B Basic	70	70
Diluted	366	371
Net Income Per Share Attributable to Tyson:
Class A Basic	$1.54	$4.54
Class B Basic	$1.39	$4.09
Diluted	$1.50	$4.40
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	December 29, 2018	December 30, 2017
Net Income	$552	$1,632
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	(9)	(1)
Investments	1	—
Currency translation	8	1
Postretirement benefits	(3)	2
Total Other Comprehensive Income (Loss), Net of Taxes	(3)	2
Comprehensive Income	549	1,634
Less: Comprehensive Income Attributable to Noncontrolling Interests	1	1
Comprehensive Income Attributable to Tyson	$548	$1,633
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	December 29, 2018	September 29, 2018
Assets
Current Assets:
Cash and cash equivalents	$400	$270
Accounts receivable, net	1,892	1,723
Inventories	3,777	3,513
Other current assets	232	182
Total Current Assets	6,301	5,688
Net Property, Plant and Equipment	7,018	6,169
Goodwill	10,814	9,739
Intangible Assets, net	7,441	6,759
Other Assets	761	754
Total Assets	$32,335	$29,109

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	3,917	1,911
Accounts payable	1,962	1,694
Other current liabilities	1,551	1,426
Total Current Liabilities	7,430	5,031
Long-Term Debt	8,075	7,962
Deferred Income Taxes	2,330	2,107
Other Liabilities	1,241	1,198
Commitments and Contingencies (Note 17)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 378 million shares	38	38
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,332	4,387
Retained earnings	12,719	12,329
Accumulated other comprehensive loss	(18)	(15)
Treasury stock, at cost – 82 million shares at December 29, 2018 and September 29, 2018	(3,951)	(3,943)
Total Tyson Shareholders’ Equity	13,127	12,803
Noncontrolling Interests	132	8
Total Shareholders’ Equity	13,259	12,811
Total Liabilities and Shareholders’ Equity	$32,335	$29,109
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended
	December 29, 2018		December 30, 2017
	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance at beginning and end of period	378	$38	378	$38

Class B Common Stock:
Balance at beginning and end of period	70	7	70	7

Capital in Excess of Par Value:
Balance at beginning of period		4,387		4,378
Stock-based compensation		(55)		(32)
Balance at end of period		4,332		4,346

Retained Earnings:
Balance at beginning of period		12,329		9,776
Net income attributable to Tyson		551		1,631
Dividends		(161)		(135)
Balance at end of period		12,719		11,272

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of period		(15)		16
Other Comprehensive Income (Loss)		(3)		2
Balance at end of period		(18)		18

Treasury Stock:
Balance at beginning of period	82	(3,943)	80	(3,674)
Purchase of Class A common stock	1	(83)	2	(164)
Stock-based compensation	(1)	75	(2)	112
Balance at end of period	82	(3,951)	80	(3,726)

Total Shareholders’ Equity Attributable to Tyson		$13,127		$11,955

Equity Attributable to Noncontrolling Interests:
Balance at beginning of period		$8		$18
Net income attributable to noncontrolling interests		1		1
Business combination and other		123		—
Total Equity Attributable to Noncontrolling Interests		$132		$19

Total Shareholders’ Equity		$13,259		$11,974
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	December 29, 2018	December 30, 2017
Cash Flows From Operating Activities:
Net income	$552	$1,632
Depreciation and amortization	250	229
Deferred income taxes	18	(967)
Other, net	64	29
Net changes in operating assets and liabilities	(16)	203
Cash Provided by Operating Activities	868	1,126
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(318)	(296)
Purchases of marketable securities	(15)	(12)
Proceeds from sale of marketable securities	15	9
Acquisitions, net of cash acquired	(2,141)	(226)
Proceeds from sale of business	—	125
Other, net	10	(22)
Cash Used for Investing Activities	(2,449)	(422)
Cash Flows From Financing Activities:
Payments on debt	(12)	(429)
Proceeds from issuance of debt	1,807	—
Borrowings on revolving credit facility	—	655
Payments on revolving credit facility	—	(650)
Proceeds from issuance of commercial paper	5,538	5,728
Repayments of commercial paper	(5,406)	(5,824)
Purchases of Tyson Class A common stock	(83)	(164)
Dividends	(134)	(108)
Stock options exercised	3	63
Other, net	(2)	—
Cash (Used for) Provided by Financing Activities	1,711	(729)
Effect of Exchange Rate Changes on Cash	—	—
Increase (Decrease) in Cash and Cash Equivalents	130	(25)
Cash and Cash Equivalents at Beginning of Year	270	318
Cash and Cash Equivalents at End of Period	$400	$293
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: ACCOUNTING POLICIES
Basis of Presentation
The consolidated condensed financial statements are unaudited and have been prepared by Tyson Foods, Inc. (“Tyson,” “the Company,” “we,” “us” or “our”). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations of the United States Securities and Exchange Commission. Although we believe the disclosures contained herein are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 29, 2018. Preparation of consolidated condensed financial statements requires us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly our financial position as of December 29, 2018, and the results of operations for the three months ended December 29, 2018, and December 30, 2017. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
Revenue Recognition
We recognize revenue mainly through retail, foodservice, international, industrial and other distribution channels. Our revenues primarily result from contracts with customers and are generally short term in nature with the delivery of product as the single performance obligation. We recognize revenue for the sale of the product at the point in time when our performance obligation has been satisfied and control of the product has transferred to our customer, which generally occurs upon shipment or delivery to a customer based on terms of the sale. We elected to account for shipping and handling activities that occur after the customer has obtained control of the product as a fulfillment cost rather than an additional promised service. Our contracts are generally less than one year, and therefore we recognize costs paid to third party brokers to obtain contracts as expenses. Additionally, items that are not material in the context of the contract are recognized as expense. Any taxes collected on behalf of government authorities are excluded from net revenues.
Revenue is measured by the transaction price, which is defined as the amount of consideration we expect to receive in exchange for providing goods to customers. The transaction price is adjusted for estimates of known or expected variable consideration, which includes consumer incentives, trade promotions, and allowances, such as coupons, discounts, rebates, volume-based incentives, cooperative advertising, and other programs. Variable consideration related to these programs is recorded as a reduction to revenue based on amounts we expect to pay. We base these estimates on current performance, historical utilization, and projected redemption rates of each program. We review and update these estimates regularly until the incentives or product returns are realized and the impact of any adjustments are recognized in the period the adjustments are identified. In many cases, key sales terms such as pricing and quantities ordered are established on a regular basis such that most customer arrangements and related incentives have a duration of less than one year. Amounts billed and due from customers are short term in nature and are classified as receivables since payments are unconditional and only the passage of time is required before payments are due. Additionally, we do not grant payment financing terms greater than one year.
Recently Issued Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board ("FASB") issued guidance that eases certain documentation and assessment requirements of hedge effectiveness and modifies the accounting for components excluded from the assessment. Some of the modifications include the ineffectiveness of derivative gain/loss in highly effective cash flow hedges to be recorded in Other Comprehensive Income, the change in fair value of derivatives to be recorded in the same income statement line as the hedged item, and additional disclosures required on the cumulative basis adjustment in fair value hedges and the effect of hedging on financial statement lines for components excluded from the assessment. The amendment also simplifies the application of hedge accounting in certain situations to permit new hedging strategies to be eligible for hedge accounting. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2018, our fiscal 2020. Early adoption is permitted and the modified retrospective transition method should be applied. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

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
Changes in Accounting Principles
In August 2018, the FASB issued guidance aligning the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2019, our fiscal 2021. The prospective transition method should be applied to all qualified implementation costs incurred after the adoption date. We elected to early adopt this guidance beginning in the first quarter of fiscal 2019, and it did not have a material impact on our consolidated financial statements.
In May 2017, the FASB issued guidance that clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. The prospective transition method should be applied to awards modified on or after the adoption date. We adopted this guidance in the first quarter of fiscal 2019 and it did not have a material impact on our consolidated financial statements.
In March 2017, the FASB issued guidance that changes the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost will be included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost will be presented separately outside of operating income. Additionally, only the service cost component will be eligible for capitalization when applicable. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. The retrospective transition method should be applied for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement, and the prospective transition method should be applied, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The guidance includes a practical expedient allowing entities to estimate amounts for comparative periods using the information previously disclosed in the pension and other postretirement benefit plan note. We adopted this guidance in the first quarter of fiscal 2019 on a retrospective basis using the practical expedient and it did not have a material impact on our consolidated financial statements.
The following is a reconciliation of the effect of the reclassification of the net periodic benefit cost from operating expenses to other (income) expense in our consolidated statements of income for the three months ended December 30, 2017 (in millions):

Three Months Ended December 30, 2017:	As Previously Reported	Adjustments	As Recast
Cost of Sales	$8,778	$8	$8,786
Selling, General and Administrative	$524	$(3)	$521
Operating Income	$927	$(5)	$922
Other (Income) Expense	$85	$(5)	$80

In November 2016, the FASB issued guidance that requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. The retrospective transition method should be applied. We adopted this guidance in the first quarter of fiscal 2019 and it did not have a material impact on our consolidated financial statements.
In October 2016, the FASB issued guidance that requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the period in which the transfer occurs. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. The modified retrospective transition method should be applied. We adopted this guidance in the first quarter of fiscal 2019 and it did not have a material impact on our consolidated financial statements.
In August 2016, the FASB issued guidance that aims to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. The retrospective transition method should be applied. We adopted this guidance in the first quarter of fiscal 2019 and it did not have a material impact on our consolidated financial statements.
In January 2016, the FASB issued guidance that requires most equity investments be measured at fair value, with subsequent other changes in fair value recognized in net income. The guidance also impacts financial liabilities under the fair value option and the presentation and disclosure requirements on the classification and measurement of financial instruments. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. It should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, unless equity securities do not have readily determinable fair values, in which case the amendments should be applied prospectively. We adopted this guidance in the first quarter of fiscal 2019. We did not use prospective amendments for any investments and adoption did not have a material impact on our consolidated financial statements.
In May 2014, the FASB issued guidance that changes the criteria for recognizing revenue. The guidance provides for a single five-step model to be applied to all revenue contracts with customers. The standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts, including disaggregated revenue disclosures. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. This guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. We adopted this guidance in the first quarter of fiscal 2019 using the modified retrospective transition method. Prior periods were not adjusted and, based on our implementation assessment, no cumulative-effect adjustment was made to the opening balance of retained earnings. The adoption of this standard did not have a material impact on our consolidated financial statements. For further description of our revenue recognition policy refer to the Revenue Recognition section above and for disaggregated revenue information refer to Part I, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 16: Segment Reporting.
NOTE 2: ACQUISITIONS AND DISPOSITIONS
Acquisitions
On November 30, 2018, we acquired all of the outstanding common stock of MFG (USA) Holdings, Inc. and McKey Luxembourg Holdings S.à.r.l. (“Keystone Foods”) from Marfrig Global Foods ("Marfrig") for $2.3 billion in cash, subject to certain adjustments. The acquisition of Keystone Foods, a major supplier to the growing global foodservice industry, is our latest investment in furtherance of our growth strategy and expansion of our value-added protein capabilities. We funded the acquisition with existing cash on hand, net proceeds from the issuance of a new term loan facility and borrowings under our commercial paper program. Keystone Foods' domestic and international results, subsequent to the acquisition closing, are included in our Chicken segment and Other, respectively.
The following table summarizes the preliminary purchase price allocation and fair values of the assets acquired and liabilities assumed at the acquisition date, which is subject to change pending finalization of working capital adjustments. Certain estimated values for the acquisition, including goodwill, intangible assets, inventory, property, plant and equipment, and deferred income taxes, are not yet finalized and are subject to revision as additional information becomes available and more detailed analyses are completed. The purchase price was allocated based on information available at the acquisition date.

in millions
Cash and cash equivalents	$186
Accounts receivable	118
Inventories	257
Other current assets	34
Property, Plant and Equipment	725
Goodwill	1,073
Intangible Assets	745
Other Assets	28
Current debt	(73)
Accounts payable	(206)
Other current liabilities	(100)
Long-Term Debt	(115)
Deferred Income Taxes	(213)
Other Liabilities	(10)
Noncontrolling Interests	(122)
Net assets acquired	$2,327

The fair value of identifiable intangible assets primarily consisted of customer relationships with a weighted average life of 25 years. As a result of the acquisition, we recognized a total of $1,073 million of goodwill. The purchase price was assigned to assets acquired and liabilities assumed based on their preliminary estimated fair values as of the date of acquisition, and any excess was allocated to goodwill, as shown in the table above. Goodwill represents the value we expect to achieve through the implementation of operational synergies and growth opportunities. The preliminary allocation of goodwill to our segments was $739 million and $334 million to our Chicken segment and Other, respectively. We do not expect the goodwill to be deductible for U.S. income tax purposes.
We used various valuation techniques to determine fair value, with the primary techniques being discounted cash flow, relief-from-royalty, market pricing multiple and multi-period excess earnings valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under these valuation approaches, we are required to make estimates and assumptions about sales, operating margins, growth rates, royalty rates, EBITDA multiples, and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data.
The acquisition of Keystone Foods was accounted for using the acquisition method of accounting and, consequently, the results of operations for Keystone Foods are reported in our consolidated financial statements from the date of acquisition. Keystone's results from the date of the acquisition through December 29, 2018, were insignificant to our Consolidated Condensed Statements of Income.
On February 6, 2019, the Company announced it had reached a definitive agreement to acquire the Thai and European operations of BRF S.A. for $340 million in cash, subject to certain adjustments. This acquisition builds on our growth strategy to expand offerings of value-added protein in global markets. The transaction is expected to close before the end of our fiscal third quarter 2019 and is subject to customary closing conditions, including regulatory approvals, however, there can be no assurance that the acquisition will close at such time. We expect the operations results will be included in Other for segment presentation.
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
On November 10, 2017, we acquired Original Philly Holdings, Inc. ("Original Philly"), a value-added protein business, for $226 million, net of cash acquired, as part of our strategic expansion initiative. Its results, subsequent to the acquisition closing, are included in our Prepared Foods and Chicken segments. The purchase price allocation included $21 million of net working capital, including $10 million of cash acquired, $13 million of Property, Plant and Equipment, $90 million of Intangible Assets and $111 million of Goodwill. We completed the allocation of goodwill to our segments in the second quarter of fiscal 2018 using the acquisition method approach. This resulted in $82 million and $29 million of goodwill allocated to our Prepared Foods and Chicken segments, respectively. All of the goodwill acquired is amortizable for tax purposes.
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
We completed the sale of our Sara Lee® Frozen Bakery and Van’s® businesses on July 30, 2018 for $623 million including a working capital adjustment. Prior to the sale, in the first quarter of fiscal 2018, we recorded a pretax impairment charge totaling $26 million, due to revised estimates of the businesses fair value based on expected net sales proceeds. The impairment charge was recorded in Cost of Sales in our Consolidated Condensed Statement of Income for the three months ended December 30, 2017, and primarily consisted of goodwill previously classified within assets held for sale.
In the first quarter of fiscal 2018, we made the decision to sell TNT Crust, our pizza crust business, which was also included in our Prepared Foods segment, as part of our strategic focus on protein brands. We completed the sale of this business on September 2, 2018, for $57 million net of adjustments.
NOTE 3: INVENTORIES
Processed products, livestock and supplies and other are valued at the lower of cost and net realizable value. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories.
At December 29, 2018, 66% of the cost of inventories was determined by the first-in, first-out ("FIFO") method as compared to 63% at September 29, 2018. The remaining cost of inventories for both periods is determined by the weighted-average method.
The following table reflects the major components of inventory (in millions):

	December 29, 2018	September 29, 2018
Processed products	$2,064	$1,981
Livestock	1,121	1,006
Supplies and other	592	526
Total inventory	$3,777	$3,513

NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	December 29, 2018	September 29, 2018
Land	$168	$154
Buildings and leasehold improvements	4,455	4,115
Machinery and equipment	8,122	7,720
Land improvements and other	363	357
Buildings and equipment under construction	917	689
	14,025	13,035
Less accumulated depreciation	7,007	6,866
Net property, plant and equipment	$7,018	$6,169

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
Through December 29, 2018, $217 million of the estimated $253 million total pretax charges has been recognized. The majority of the remaining estimated charges relate to incremental costs to implement new technology.
We recognized restructuring and related charges of $8 million and $19 million for the three months ended December 29, 2018, and December 30, 2017, respectively, associated with the Financial Fitness Program. These costs were recorded in Selling, General and Administrative in our Consolidated Condensed Statements of Income and represent incremental costs to implement new technology and accelerated depreciation of technology assets.
Our restructuring liability was $10 million and $5 million at September 29, 2018, and December 29, 2018, respectively. The change in the restructuring liability was due to payment of $5 million during the first quarter of fiscal 2019.
NOTE 6: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	December 29, 2018	September 29, 2018
Accrued salaries, wages and benefits	$476	$549
Income taxes payable	237	72
Other	838	805
Total other current liabilities	$1,551	$1,426

NOTE 7: DEBT
The major components of debt are as follows (in millions):

	December 29, 2018	September 29, 2018
Revolving credit facility	$—	$—
Commercial paper	737	605
Senior notes:
Notes due May 2019 (3.16% at 12/29/2018)	300	300
2.65% Notes due August 2019	1,000	1,000
Notes due June 2020 (3.29% at 12/29/2018)	350	350
Notes due August 2020 (3.10% at 12/29/2018)	400	400
4.10% Notes due September 2020	281	281
2.25% Notes due August 2021	500	500
4.50% Senior notes due June 2022	1,000	1,000
3.90% Senior notes due September 2023	400	400
3.95% Notes due August 2024	1,250	1,250
3.55% Notes due June 2027	1,350	1,350
7.00% Notes due January 2028	18	18
6.13% Notes due November 2032	161	161
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	500	500
4.55% Notes due June 2047	750	750
5.10% Notes due September 2048	500	500
Discount on senior notes	(15)	(15)
Term loan:
364-Day Term Loan due November 2019 (3.50% at 12/29/2018)	1,800	—
Other	257	73
Unamortized debt issuance costs	(47)	(50)
Total debt	11,992	9,873
Less current debt	3,917	1,911
Total long-term debt	$8,075	$7,962

Revolving Credit Facility and Letters of Credit
We have a $1.75 billion revolving credit facility that supports short-term funding needs and serves as a backstop to our commercial paper program which will mature and the commitments thereunder will terminate in March 2023. Amounts available for borrowing under this facility totaled $1.75 billion at December 29, 2018, before deducting amounts to backstop our commercial paper program. At December 29, 2018, we had no outstanding borrowings and no outstanding letters of credit issued under this facility. At December 29, 2018, we had $111 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of leasing and workers’ compensation insurance programs and other legal obligations.
If in the future any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility.
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured short-term promissory notes ("commercial paper") up to an aggregate maximum principal amount of $1 billion as of December 29, 2018. As of December 29, 2018, we had $737 million of commercial paper outstanding at a weighted average interest rate of 2.94% with maturities of less than 15 days.
364-Day Term Loan Agreement
In November 2018, as part of the financing for the Keystone Foods acquisition, we borrowed $1.8 billion under an unsecured term loan facility, which is due November 2019. Interest will reset based on the selected LIBOR interest period plus 1.125%, and will be reset according to the terms of the term loan facility at 180 days after the initial borrowing date.

Debt Covenants
Our revolving credit facility and term loan contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; make acquisitions and investments; dispose of or transfer assets; change the nature of our business; engage in certain transactions with affiliates; and enter into hedging transactions, in each case, subject to certain qualifications and exceptions. In addition, we are required to maintain minimum interest expense coverage and maximum debt-to-capitalization ratios.
Our senior notes also contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens; engage in certain sale/leaseback transactions; and engage in certain consolidations, mergers and sales of assets.
We were in compliance with all debt covenants at December 29, 2018.
NOTE 8: EQUITY
Share Repurchases
As of December 29, 2018, 22.1 million shares remained available for repurchase under our share repurchase program. The share repurchase program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans.
A summary of share repurchases of our Class A stock is as follows (in millions):

	Three Months Ended
	December 29, 2018		December 30, 2017
	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	0.9	$50	1.5	$120
To fund certain obligations under equity compensation plans	0.5	33	0.6	44
Total share repurchases	1.4	$83	2.1	$164

NOTE 9: INCOME TAXES
The "Tax Cuts and Jobs Act" (the "Tax Act") was signed into law in the first quarter of fiscal 2018. In the first quarter of fiscal 2019, we completed our accounting for the Tax Act and recorded an immaterial adjustment to income tax expense. We finalized the remeasurement of domestic deferred tax balances from the former 35% corporate tax rate to the newly enacted 21% tax rate and finalized our accounting for the global intangible low-taxed income tax, for which we elected the period cost method, and neither had a material impact on our consolidated condensed financial statements in the first quarter of fiscal 2019.
Our effective tax rate was 22.6% and (93.8)% for the first quarter of fiscal 2019 and 2018, respectively. The effective tax rates for the first quarter of fiscal 2019 and 2018 were impacted by state income taxes. Additionally, changes resulting from the remeasurement of deferred income taxes at newly enacted tax rates reduced the effective tax rate for the first quarter of fiscal 2018 by 118.1%. The effective tax rate for the first quarter of fiscal 2018 also includes a 2.3% benefit related to excess tax benefits associated with share-based payments to employees and a 1.8% benefit related to the domestic production deduction.
Unrecognized tax benefits were $296 million and $308 million at December 29, 2018, and September 29, 2018, respectively.
We estimate that during the next twelve months it is reasonably possible that unrecognized tax benefits could decrease by as much as $13 million primarily due to expiration of statutes of limitations in various jurisdictions.
NOTE 10: OTHER INCOME AND CHARGES
During the first quarter of fiscal 2019, we recognized $17 million of net periodic pension and postretirement benefit cost, excluding the service cost component, which was recorded in the Consolidated Condensed Statements of Income in Other, net. Additionally, we recorded $5 million of equity earnings in joint ventures and $1 million in net foreign currency exchange losses, which were also recorded in the Consolidated Condensed Statements of Income in Other, net.
During the first quarter of fiscal 2018, we recorded $3 million of equity earnings in joint ventures and $3 million in net foreign currency exchange losses, which were recorded in the Consolidated Condensed Statements of Income in Other, net. Additionally, in accordance with recently adopted accounting guidance, we have retrospectively recognized $5 million of net periodic pension and postretirement benefit credit, excluding the service cost component, which was recorded in the Consolidated Condensed Statements of Income in Other, net.

NOTE 11: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended
	December 29, 2018	December 30, 2017
Numerator:
Net income	$552	$1,632
Less: Net income attributable to noncontrolling interests	1	1
Net income attributable to Tyson	551	1,631
Less dividends declared:
Class A	133	111
Class B	28	24
Undistributed earnings	$390	$1,496

Class A undistributed earnings	$321	$1,233
Class B undistributed earnings	69	263
Total undistributed earnings	$390	$1,496
Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	294	296
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70
Effect of dilutive securities:
Stock options, restricted stock and performance units	2	5
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	366	371

Net income per share attributable to Tyson:
Class A basic	$1.54	$4.54
Class B basic	$1.39	$4.09
Diluted	$1.50	$4.40
Dividends Declared Per Share:
Class A	$0.450	$0.375
Class B	$0.405	$0.338

Approximately 4 million of our stock-based compensation shares were antidilutive for the three months ended December 29, 2018 and approximately 1 million for the three months ended December 30, 2017. These shares were not included in the diluted earnings per share calculation.
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

NOTE 12: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors' Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored, using value-at-risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at December 29, 2018.
We had the following aggregated outstanding notional amounts related to our derivative financial instruments:

in millions, except soy meal tons	Metric	December 29, 2018	September 29, 2018
Commodity:
Corn	Bushels	63	112
Soy Meal	Tons	607,200	651,700
Live Cattle	Pounds	256	105
Lean Hogs	Pounds	151	39
Foreign Currency	United States dollar	$261	$89
Interest Rate Swaps	Average monthly debt	$400	$400
Treasury Rate Locks	Average monthly debt	$1,200	$—
We recognize all derivative instruments as either assets or liabilities at fair value in the Consolidated Condensed Balance Sheets, with the exception of normal purchases and normal sales expected to result in physical delivery. For those derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument based upon the exposure being hedged (i.e., cash flow hedge or fair value hedge). We designate certain forward contracts as follows:

•	Cash Flow Hedges – include certain commodity forward and option contracts of forecasted purchases (i.e., grains), interest rate swaps and locks, and certain foreign exchange forward contracts.

•	Fair Value Hedges – include certain commodity forward contracts of firm commitments (i.e., livestock).
Cash Flow Hedges
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes as well as interest rates related to our variable rate debt. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant for the three months ended December 29, 2018, and December 30, 2017. As of December 29, 2018, we have net pretax losses of $6 million for our commodity contracts and $1 million of pretax losses related to our interest rate swap hedges, expected to be reclassified into earnings within the next 12 months. Additionally, we have $16 million of pretax losses related to our treasury rate locks, which will be reclassified to earnings over the life of a forecasted fixed-rate debt issuance. During the three months ended December 29, 2018, and December 30, 2017, we did not reclassify significant pretax gains or losses into earnings as a result of the discontinuance of cash flow hedges.
The following table sets forth the pretax impact of cash flow hedge derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain (Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain (Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	December 29, 2018	December 30, 2017		December 29, 2018	December 30, 2017
Cash flow hedge – derivatives designated as hedging instruments:
Commodity contracts	$(2)	$(2)	Cost of Sales	$(7)	$(1)
Interest rate hedges	(18)	—	Interest expense	—	—
Total	$(20)	$(2)		$(7)	$(1)

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

		in millions
	Consolidated Condensed Statements of Income Classification	Three Months Ended
		December 29, 2018	December 30, 2017
Gain (Loss) on forwards	Cost of Sales	$(1)	$(7)
Gain (Loss) on purchase contract	Cost of Sales	1	7

Ineffectiveness related to our fair value hedges was not significant for the three months ended December 29, 2018, and December 30, 2017.
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
The following table sets forth the pretax impact of the undesignated derivative instruments in the Consolidated Condensed Statements of Income (in millions):

		Gain (Loss) Recognized in Earnings
	Consolidated Condensed Statements of Income Classification	Three Months Ended
		December 29, 2018	December 30, 2017
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$1	$9
Commodity contracts	Cost of Sales	3	(22)
Foreign exchange contracts	Other Income/Expense	—	—
Total		$4	$(13)

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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

December 29, 2018	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$4	$—	$—	$4
Undesignated	—	31	—	(3)	28
Available-for-sale securities:
Current	—	1	—	—	1
Other Assets:
Available-for-sale securities:
Non-current	—	46	52	—	98
Deferred compensation assets	6	280	—	—	286
Total assets	$6	$362	$52	$(3)	$417
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$22	$—	$(5)	$17
Undesignated	—	41	—	(23)	18
Total liabilities	$—	$63	$—	$(28)	$35

September 29, 2018	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$2	$—	$(1)	$1
Undesignated	—	44	—	(19)	25
Available-for-sale securities:
Current	—	1	—	—	1
Other Assets:
Available-for-sale securities:
Non-current	—	46	51	—	97
Deferred compensation assets	21	295	—	—	316
Total assets	$21	$388	$51	$(20)	$440
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$8	$—	$(8)	$—
Undesignated	—	35	—	(30)	5
Total liabilities	$—	$43	$—	$(38)	$5
(a) Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. Additionally, at December 29, 2018, and September 29, 2018, we had $25 million and $18 million, respectively, of cash collateral posted with various counterparties where master netting arrangements exist and held no cash collateral.
The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Three Months Ended
	December 29, 2018	December 30, 2017
Balance at beginning of year	$51	$51
Total realized and unrealized gains (losses):
Included in earnings	—	—
Included in other comprehensive income (loss)	—	—
Purchases	7	4
Issuances	—	—
Settlements	(6)	(5)
Balance at end of period	$52	$50
Total gains (losses) for the three-month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—

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
The following table sets forth our available-for-sale securities' amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	December 29, 2018			September 29, 2018
	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)
Available-for-sale securities:
Debt securities:
U.S. treasury and agency	$47	$47	$—	$48	$47	$(1)
Corporate and asset-backed	53	52	(1)	52	51	(1)

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. Losses on equity securities are recognized in earnings if the decline in value is judged to be other than temporary. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or will more likely than not be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no other than temporary impairment in earnings for the three months ended December 29, 2018, and December 30, 2017. No other than temporary losses were deferred in OCI as of December 29, 2018, and September 29, 2018.

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
We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three months ended December 29, 2018.
In the first quarter of fiscal 2018, we recorded $26 million of impairment charges related to the expected sale of non-protein businesses held for sale, due to revised estimates of the businesses' fair value based on current expected net sales proceeds. The impairment charges were recorded in Cost of Sales in our Consolidated Condensed Statement of Income, and primarily consisted of Goodwill previously classified within Assets held for sale. Our valuation included unobservable Level 3 inputs and was based on expected sales proceeds from a competitive bidding process and ongoing discussions with potential buyers.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	December 29, 2018		September 29, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total debt	$11,723	$11,992	$9,775	$9,873

NOTE 14: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the net periodic cost for the pension and postretirement benefit plans for the three months ended December 29, 2018, and December 30, 2017, are as follows (in millions):

	Pension Plans
	Three Months Ended
	December 29, 2018	December 30, 2017

Service cost	$1	$2
Interest cost	16	16
Expected return on plan assets	(14)	(16)
Amortization of net actuarial loss	—	1
Settlement loss	19	—
Net periodic cost	$22	$3

	Postretirement Benefit Plans
	Three Months Ended
	December 29, 2018	December 30, 2017

Amortization of prior service credit	$(4)	$(6)
Net periodic credit	$(4)	$(6)

We contributed $3 million and $5 million to our pension plans for the three months ended December 29, 2018 and December 30, 2017, respectively. We expect to contribute an additional $12 million during the remainder of fiscal 2019. The amount of contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements in the jurisdictions in which we operate. As a result, the actual funding in fiscal 2019 may differ from the current estimate.

NOTE 15: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended
	December 29, 2018			December 30, 2017
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax

Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to interest expense	$—	$—	$—	$—	$—	$—
(Gain) loss reclassified to cost of sales	7	(2)	5	1	(1)	—
Unrealized gain (loss)	(20)	6	(14)	(2)	1	(1)

Investments:
Unrealized gain (loss)	1	—	1	(1)	1	—

Currency translation:
Translation adjustment	9	(1)	8	1	—	1

Postretirement benefits
Unrealized gain (loss)	(28)	8	(20)	2	—	2
Pension settlement reclassified to other (income) expense	23	(6)	17	—	—	—
Total other comprehensive income (loss)	$(8)	$5	$(3)	$1	$1	$2

NOTE 16: SEGMENT REPORTING
We operate in four reportable segments: Beef, Pork, Chicken, and Prepared Foods. We measure segment profit as operating income (loss). Other primarily includes our foreign production operations in Australia, China, South Korea, Malaysia, and Thailand, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC.
On November 10, 2017, we acquired Original Philly, a valued added protein business. The results from operations of this business are included in the Prepared Foods and Chicken segments. On June 4, 2018, we acquired Tecumseh, a vertically integrated value-added protein business, and on August 20, 2018, we acquired American Proteins, a poultry rendering and blending operation as part of our strategic expansion and sustainability initiatives. The results from operations of these businesses are included in our Chicken segment. On November 30, 2018, we acquired Keystone Foods, our latest investment in furtherance of our growth strategy and expansion of our value-added protein capabilities. The results from operations of this business are included in the Chicken segment and Other. For further description of these transactions, refer to Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 2: Acquisitions and Dispositions.
On December 30, 2017, we completed the sale of our Kettle business, on July 30, 2018, we completed the sale of Sara Lee® Frozen Bakery and Van’s® businesses, and on September 2, 2018, we completed the sale of our TNT crust business, as part of our strategic focus on protein brands. All of these businesses were part of our Prepared Foods segment. For further description of these transactions, refer to Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 2: Acquisitions and Dispositions.
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

Chicken: Chicken includes our domestic operations related to raising and processing live chickens into, and purchasing raw materials for, fresh, frozen and value-added chicken products, as well as sales from allied products. Our value-added chicken products primarily include breaded chicken strips, nuggets, patties, tenders, wings and other ready-to-fix or fully cooked chicken parts. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities, the military and other food processors, as well as to international export markets. This segment also includes logistics operations to move products through our domestic supply chain and the global operations of our chicken breeding stock subsidiary.
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
Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended
	December 29, 2018		December 30, 2017
Sales:
Beef	$3,926		$3,886
Pork	1,179		1,283
Chicken	3,115		2,997
Prepared Foods	2,149		2,292
Other	143		88
Intersegment	(319)		(317)
Total sales	$10,193		$10,229

Operating income (loss):
Beef	$305		$256
Pork	95		151
Chicken	160	(a)	272
Prepared Foods	265		256
Other	(18)	(b)	(13)	(b)
Total operating income	807		922

Total other (income) expense	94		80

Income before income taxes	$713		$842

(a) Chicken operating income includes $8 million in Keystone Foods purchase price accounting adjustments for the three months ended December 29, 2018.
(b) Other operating loss includes $18 million Keystone Foods purchase accounting and acquisition related costs for the three months ended December 29, 2018, and other third-party merger and integration costs and corporate overhead of Tyson New Ventures, LLC of $4 million for each of the three months ended December 29, 2018, and December 30, 2017, respectively.
The Beef segment had sales of $90 million and $94 million in the first quarter of fiscal 2019 and 2018, respectively, from transactions with other operating segments of the Company. The Pork segment had sales of $215 million and $201 million in the first quarter of fiscal 2019 and 2018, respectively, from transactions with other operating segments of the Company. The Chicken segment had sales of $14 million and $22 million in the first quarter of fiscal 2019 and 2018, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were included in the segment sales in the above table.

The following table further disaggregates our sales to customers by major distribution channels (in millions):

	Three Months Ended
	December 29, 2018
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$1,851	$1,017	$628	$340	$90	$3,926
Pork	337	91	225	311	215	1,179
Chicken	1,372	1,130	157	442	14	3,115
Prepared Foods	1,275	789	24	61	—	2,149
Other	—	—	143	—	—	143
Intersegment					(319)	(319)
Total	$4,835	$3,027	$1,177	$1,154	$—	$10,193
(a) Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b) Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.
(c) Includes sales to international markets related to internationally produced products or export sales of domestically produced products.
(d) Includes sales to industrial food processing companies that further process our product to sell to end consumer and any remaining sales not included in the Retail, Foodservice or International categories.
NOTE 17: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of leases, debt and grower loans, which are substantially collateralized by the underlying assets. The remaining terms of the underlying debt cover periods up to 10 years, and the maximum potential amount of future payments as of December 29, 2018, was $15 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The remaining terms of the lease maturities cover periods over the next 10 years. The maximum potential amount of the residual value guarantees is $97 million, all of which could be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At December 29, 2018, and September 29, 2018, no material liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum commitment associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum commitment as of December 29, 2018 was approximately $300 million. The total receivables under these programs were $10 million and $6 million at December 29, 2018 and September 29, 2018, respectively. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have no allowance for these programs’ estimated uncollectible receivables at December 29, 2018, and September 29, 2018.
When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Under these agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At December 29, 2018, total amount under these types of arrangements totaled $698 million.

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
On June 18, 2018, Wanda Duryea, Matthew Hosking, John McKee, Lisa Melegari, Michael Reilly, Sandra Steffan, Paul Glantz, Edwin Blakey, Jennifer Sullivan, Lisa Axelrod, Anbessa Tufa and Christina Hall, acting on behalf of themselves individually and on behalf of a putative plaintiff class consisting of all persons and entities who indirectly purchased pork, filed a class action complaint against us and certain of our pork subsidiaries, as well as several other pork processing companies, in the federal district court for the District of Minnesota. Subsequent to the filing of the initial complaint, additional lawsuits making similar claims on behalf of putative classes of direct and indirect purchasers were also filed in the same court. The complaints allege, among other things, that beginning in January 2009 the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork and pork products in violation of United States antitrust laws. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The plaintiffs are seeking treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. The direct purchaser actions and indirect purchaser actions have been consolidated for pretrial purposes. On October 23, 2018, defendants filed motions to dismiss the complaints. A hearing on the motions was held on January 28, 2019.

Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission ("NLRC") from 1998 through July 1999. The complaint was filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines in 1995 by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In late 2004, a labor arbiter ruled against the respondents and awarded the complainants PHP3,453,664,710 (approximately US $66 million) in damages and fees. The respondents appealed the labor arbiter's ruling, and it was subsequently set aside by the NLRC in December 2006. Subsequent to the NLRC’s decision, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. While various of those appeals, motions and/or petitions were pending, The Hillshire Brands Company, on June 23, 2014, without admitting liability, filed a settlement motion requesting that the Supreme Court of the Philippines order dismissal with prejudice of all claims against it and certain other respondents in exchange for payments allocated by the court among the complainants in an amount not to exceed PHP342,287,800 (approximately US $6.5 million). Based in part on its finding that the consideration to be paid to the complainants as part of such settlement was insufficient, the Supreme Court of the Philippines denied the respondents’ settlement motion and all motions for reconsideration thereof. The Supreme Court of the Philippines also set aside as premature the NLRC’s December 2006 ruling. As a result, the cases were remanded back before the NLRC to rule on the merits of the case. On December 15, 2016, we learned that the NLRC rendered its decision on November 29, 2016, regarding the respondents’ appeals regarding the labor arbiter’s 2004 ruling in favor of the complainants. The NLRC increased the award for 4,922 of the total 5,984 complainants to PHP14,858,495,937 (approximately US $282 million). However, the NLRC approved a prior settlement reached with the group comprising approximately 18% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company agreed to pay each settling complainant PHP68,000 (approximately US $1,300). The settlement payment was made on December 21, 2016, to the NLRC, which is responsible for distributing the funds to each settling complainant. On December 27, 2016, the respondents filed motions for reconsideration with the NLRC asking that the award be set aside. The NLRC denied respondents' motions for reconsideration in a resolution received on May 5, 2017, and entered a judgment on the award on July 24, 2017. Each of Aris Philippines, Inc., Sara Lee Corporation and Sara Lee Philippines, Inc. appealed this award and sought an injunction to preclude enforcement of the award to the Philippines Court of Appeals. On November 23, 2017, the Court of Appeals granted a writ of preliminary injunction that precluded execution of the NLRC award during the pendency of the appeal. The Court of Appeals subsequently vacated the NLRC’s award on April 12, 2018. Complainants have filed motions for reconsideration with the Court of Appeals. On November 14, 2018, the Court of Appeals denied claimants’ motions for reconsideration and granted defendants’ motion to release and discharge the preliminary injunction bond. Claimants have since filed petitions for writ of certiorari with the Supreme Court of the Philippines. The Supreme Court has not yet determined whether it will accept the case for review. We continue to maintain an accrual for this matter.
The Hillshire Brands Company was named as a defendant in an asbestos exposure case filed by Mark Lopez in May 2014 in the Superior Court of Alameda County, California. Mr. Lopez was diagnosed with mesothelioma in January 2014 and is now deceased. Mr. Lopez’s family members asserted negligence, premises liability and strict liability claims related to Mr. Lopez’s alleged asbestos exposure from 1954-1986 from the Union Sugar plant in Betteravia, California. The plant, which was sold in 1986, was owned by entities that were predecessors-in-interest to The Hillshire Brands Company. In August 2017, the jury returned a verdict of approximately $13 million in favor of the plaintiffs, and a judgment was entered. We have appealed the judgment and all briefing has been completed.

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
We operate in four reportable segments: Beef, Pork, Chicken, and Prepared Foods. We measure segment profit as operating income (loss). Other primarily includes our foreign production operations in Australia, China, South Korea, Malaysia, and Thailand, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC.
As further described in Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies, we adopted a new defined benefit and other postretirement accounting standard in the first quarter of fiscal 2019 which required retroactive reclassification of prior periods. Accordingly, Prepared Foods and total Company operating income for the first quarter of fiscal 2018 were reduced by $5 million. All prior periods have been restated to reflect this adjustment.

Overview

•
General – Our operating income of $807 million remained strong for the first quarter of fiscal 2019, although down from last year’s record results, as strong Beef and Prepared Foods results were partially offset by a decline in Pork and Chicken margins. In the three months ended December 29, 2018, our results were impacted by $26 million of purchase accounting and acquisition related costs associated with the Keystone Foods acquisition and $8 million of restructuring and related charges.

•
Market Environment - According to the United States Department of Agriculture (USDA), domestic protein production (beef, pork, chicken and turkey) increased approximately 2% in the first quarter of fiscal 2019 compared to the same period in fiscal 2018. We continue to monitor recent trade and tariff activity and its potential impact to exports and inputs costs across all our segments. Currently, we are experiencing impacts to domestic and export prices, primarily chicken and pork, resulting from uncertainty in trade policies and increased tariffs. Additionally, all segments experienced increased operating and labor costs. We pursue recovery of these increased costs through pricing. The Beef segment experienced strong export demand and more favorable domestic market conditions associated with an increase in cattle supply. With excess domestic availability of pork products, the Pork segment experienced periods of challenging market conditions. Our Chicken segment also faced challenging market conditions associated with increased domestic availability of supply and higher feed ingredient costs. Our Prepared Foods segment continued its strong performance despite experiencing reduced volumes from the divestiture of certain non-protein businesses in fiscal 2018.

•	Margins – Our total operating margin was 7.9% in the first quarter of fiscal 2019. Operating margins by segment were as follows:

•	Beef – 7.8%

•	Pork – 8.1%

•	Chicken – 5.1%

•	Prepared Foods – 12.3%

•
Liquidity – We generated $868 million of operating cash flows during the three months of fiscal 2019. At December 29, 2018, we had approximately $1,414 million of liquidity, which included availability under our revolving credit facility after deducting amounts to backstop our commercial paper program and $400 million of cash and cash equivalents.

•
Strategy - Our strategy is to sustainably feed the world with the fastest growing protein brands. We intend to achieve our strategy as we: grow our business through differentiated capabilities; deliver ongoing financial discipline through continuous improvement; and sustain our company and our world for future generations.

•
On November 10, 2017, we acquired Original Philly, a valued added protein business. The results from operations of this business are included in the Prepared Foods and Chicken segments. On June 4, 2018, we acquired Tecumseh, a vertically integrated value-added protein business, and on August 20, 2018, we acquired American Proteins, a poultry rendering and blending operation as part of our strategic expansion and sustainability initiatives. The results from operations of these businesses are included in our Chicken segment. On November 30, 2018, we acquired Keystone Foods, our latest investment in furtherance of our growth strategy and expansion of our value-added protein capabilities. The results from operations of this business are included in the Chicken segment and Other. For further description of these transactions, refer to Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 2: Acquisitions and Dispositions.

•
On December 30, 2017, we completed the sale of our Kettle business, on July 30, 2018, we completed the sale of Sara Lee® Frozen Bakery and Van’s® businesses, and on September 2, 2018, we completed the sale of our TNT crust business, as part of our strategic focus on protein brands. All of these businesses were part of our Prepared Foods segment. For further description of these transactions, refer to Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 2: Acquisitions and Dispositions.

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

in millions, except per share data	Three Months Ended
	December 29, 2018	December 30, 2017
Net income attributable to Tyson	$551	$1,631
Net income attributable to Tyson – per diluted share	1.50	4.40
First quarter – Fiscal 2019 – Net income attributable to Tyson included the following items:

•
$26 million pretax, or ($0.06) per diluted share, of Keystone Foods purchase accounting and acquisition related costs, which included an $11 million purchase accounting adjustment for the amortization of the fair value step-up of inventory and $15 million of acquisition related costs.

•	$8 million pretax, or ($0.02) per diluted share, of restructuring and related charges.
First quarter – Fiscal 2018 – Net income attributable to Tyson included the following items:

•	$994 million post tax, or $2.68 per diluted share, tax benefit from remeasurement of net deferred tax liabilities at lower enacted tax rates.

•	$19 million pretax, or ($0.04) per diluted share, of restructuring and related charges.

•	$4 million pretax, or ($0.05) per diluted share, impairment net of realized gain associated with the divestiture of non-protein businesses.
Summary of Results
Sales

in millions	Three Months Ended
	December 29, 2018	December 30, 2017
Sales	$10,193	$10,229
Change in sales volume	3.3%
Change in average sales price	(3.7)%
Sales growth	(0.4)%
First quarter – Fiscal 2019 vs Fiscal 2018

•
Sales Volume – Sales were positively impacted by an increase in sales volume, which accounted for an increase of $342 million primarily driven by incremental volumes from business acquisitions which impacted the Chicken segment and Other, partially offset by business divestitures in fiscal 2018 in our Prepared Foods segment.

•
Average Sales Price – Sales were negatively impacted by lower average sales prices, which accounted for a decrease of $378 million. The Pork and Chicken segments had a decrease in average sales price as a result of decreased pricing associated with lower live hog costs in the Pork segment and product mix changes from fiscal 2018 acquisitions in our Chicken segment, partially offset by an increase in average sales price in the Beef and Prepared Foods segments attributable to strong export sales in the Beef segment and a more favorable product mix in our Prepared Foods segment.

•	The above amounts include a net increase of $199 million related to the inclusion of the Keystone Foods results post acquisition.
Cost of Sales

in millions	Three Months Ended
	December 29, 2018	December 30, 2017
Cost of sales	$8,838	$8,786
Gross profit	$1,355	$1,443
Cost of sales as a percentage of sales	86.7%	85.9%
First quarter – Fiscal 2019 vs Fiscal 2018

•
Cost of sales increased $52 million. Lower input cost per pound decreased cost of sales $241 million while higher sales volume increased cost of sales $293 million. These amounts include a net increase of $196 million related to the inclusion of Keystone Foods results from operations post acquisition, which also includes an $11 million purchase accounting adjustment for the fair value step-up of inventory.

•	The $241 million impact of lower input cost per pound was primarily driven by:

•	Decrease in live cattle costs of approximately $45 million in our Beef segment.

•	Decrease in live hog costs of approximately $20 million in our Pork segment.

•
Decrease due to net derivative losses of $5 million in the first quarter of fiscal 2019, compared to net derivative losses of $29 million in the first quarter of fiscal 2018 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed costs described above.

•	Increase of approximately $15 million in our Chicken segment related to net increases in feed ingredient costs, growout expenses and outside meat purchases.

•	Remaining decrease across all of our segments primarily driven by net impacts on average cost per pound from mix changes as well as from business acquisitions and divestitures.

•
The $293 million impact of higher sales volume was driven by an increase in sales volume in our Chicken segment, primarily due to acquisitions, partially offset by decreases in sales volume in our Beef, Pork, and Prepared Foods segments.

Selling, General and Administrative

in millions	Three Months Ended
	December 29, 2018	December 30, 2017
Selling, general and administrative expense	$548	$521
As a percentage of sales	5.4%	5.1%
First quarter – Fiscal 2019 vs Fiscal 2018

•	Increase of $27 million in selling, general and administrative was primarily driven by:

•	Increase of $22 million related to the Keystone Foods acquisition.

•	Increase of $19 million in marketing, advertising, and promotion expenses.

•	Decrease of $11 million in restructuring and related charges.
Interest Expense

in millions	Three Months Ended
	December 29, 2018	December 30, 2017
Cash interest expense	$102	$89
Non-cash interest expense	(3)	(1)
Total interest expense	$99	$88
First quarter – Fiscal 2019 vs Fiscal 2018

•
Cash interest expense primarily included interest expense related to our senior notes, term loans and commercial paper and commitment/letter of credit fees incurred on our revolving credit facility. The increase in cash interest expense in fiscal 2019 was primarily due to debt issued in connection with the Keystone Foods acquisition.

Other (Income) Expense, net

in millions	Three Months Ended
	December 29, 2018	December 30, 2017
Total other (income) expense, net	$(3)	$(6)
First quarter – Fiscal 2019

•
Included $17 million of net periodic pension and postretirement benefit cost, which included $19 million of pension plan settlement cost, and $1 million in net foreign currency exchange losses. This was offset by $16 million of insurance proceeds and other income, and $5 million of equity earnings in joint ventures.

First quarter – Fiscal 2018

•
Included $3 million of equity earnings in joint ventures and $3 million in net foreign currency exchange losses. Also, included $5 million retrospective adjustment of net periodic pension and postretirement benefit credit, excluding the service cost component, in accordance with recently adopted accounting guidance.

Effective Tax Rate

Three Months Ended
December 29, 2018	December 30, 2017
22.6%	(93.8)%
Our effective income tax rate was 22.6% for the first quarter of fiscal 2019 compared to (93.8)% for the same period of fiscal 2018. The effective tax rates for the first quarter of fiscal 2019 and 2018 reflect impacts of the Tax Act which was signed into law in the first quarter of fiscal 2018. These impacts include a 21% statutory federal income tax rate for fiscal 2019 compared to the 24.5% statutory federal income tax rate for fiscal 2018, as well as a 118.1% benefit related to the remeasurement of deferred taxes in the first quarter of fiscal 2018. Additionally, state income taxes increased the effective tax rate for the first quarter of fiscal 2019 and 2018 by 3.5% and 3.4%, respectively, and share based payments to employees reduced the first quarter fiscal 2018 rate by 2.3%.
Segment Results
We operate in four segments: Beef, Pork, Chicken, and Prepared Foods. The following table is a summary of sales and operating income (loss), which is how we measure segment profit.

in millions	Sales
	Three Months Ended
	December 29, 2018	December 30, 2017
Beef	$3,926	$3,886
Pork	1,179	1,283
Chicken	3,115	2,997
Prepared Foods	2,149	2,292
Other	143	88
Intersegment sales	(319)	(317)
Total	$10,193	$10,229

in millions	Operating Income (Loss)
	Three Months Ended
	December 29, 2018	December 30, 2017
Beef	$305	$256
Pork	95	151
Chicken	160	272
Prepared Foods	265	256
Other	(18)	(13)
Total	$807	$922
Beef Segment Results

in millions	Three Months Ended
	December 29, 2018	December 30, 2017	Change
Sales	$3,926	$3,886	$40
Sales volume change			(0.9)%
Average sales price change			1.9%
Operating income	$305	$256	$49
Operating margin	7.8%	6.6%
First quarter – Fiscal 2019 vs Fiscal 2018

•	Sales Volume – Sales volume decreased due to a reduction in live cattle processed.

•	Average Sales Price – Average sales price increased as exports and demand for our beef products remained strong.

•	Operating Income – Operating income increased as we continued to maximize our revenues relative to live fed cattle costs, partially offset by increased operating and labor costs.
Pork Segment Results

in millions	Three Months Ended
	December 29, 2018	December 30, 2017	Change
Sales	$1,179	$1,283	$(104)
Sales volume change			(3.6)%
Average sales price change			(4.6)%
Operating income	$95	$151	$(56)
Operating margin	8.1%	11.8%
First quarter – Fiscal 2019 vs Fiscal 2018

•	Sales Volume – Sales volume decreased as a result of balancing our supply with customer demand during a period of margin compression.

•	Average Sales Price – The average sales price decrease was associated with lower livestock costs.

•
Operating Income – Operating income was strong, but lower than prior year results due to periods of compressed pork margins caused by excess domestic availability of pork and higher operating and labor costs.

Chicken Segment Results

in millions	Three Months Ended
	December 29, 2018	December 30, 2017	Change
Sales	$3,115	$2,997	$118
Sales volume change			17.0%
Average sales price change			(13.1)%
Operating income	$160	$272	$(112)
Operating margin	5.1%	9.1%
First quarter – Fiscal 2019 vs Fiscal 2018

•	Sales Volume – Sales volume increased primarily due to incremental volume from business acquisitions.

•	Average Sales Price – Average sales price decreased due to sales mix primarily associated with the acquisition of a poultry rendering and blending business in the fourth quarter of fiscal 2018.

•	Operating Income – Operating income decreased due to increased operating and labor costs, in addition to higher feed ingredient costs and current market conditions.
Prepared Foods Segment Results

in millions	Three Months Ended
	December 29, 2018	December 30, 2017	Change
Sales	$2,149	$2,292	$(143)
Sales volume change			(12.9)%
Average sales price change			6.7%
Operating income	$265	$256	$9
Operating margin	12.3%	11.2%
First quarter – Fiscal 2019 vs Fiscal 2018

•	Sales Volume – Sales volume decreased primarily from business divestitures. Excluding the impact of the business divestitures, sales volumes increased slightly.

•	Average Sales Price – Average sales price increased due to product mix which was positively impacted by business divestitures.

•	Operating Income – Operating income increased due to strong demand for our products and improved product mix, partially offset by increased operating and labor costs.

Other Results

in millions	Three Months Ended
	December 29, 2018	December 30, 2017	Change
Sales	$143	$88	$55
Operating loss	$(18)	$(13)	$(5)
First quarter – Fiscal 2019 vs Fiscal 2018

•	Sales – Sales increased in the first quarter of fiscal 2019 primarily from the Keystone Foods acquisition, partially offset from declines in our other foreign chicken production operations.

•	Operating Loss – Operating loss increased in the first quarter of fiscal 2019 primarily from third-party merger and integration costs.
LIQUIDITY AND CAPITAL RESOURCES
Our cash needs for working capital, capital expenditures, growth opportunities, the repurchases of senior notes, repayment of term loans, the payment of dividends and share repurchases are expected to be met with current cash on hand, cash flows provided by operating activities, or short-term borrowings. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may take advantage of opportunities to generate additional liquidity or refinance existing debt through capital market transactions. The amount, nature and timing of any capital market transactions will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
Cash Flows from Operating Activities

in millions	Three Months Ended
	December 29, 2018	December 30, 2017
Net income	$552	$1,632
Non-cash items in net income:
Depreciation and amortization	250	229
Deferred income taxes	18	(967)
Other, net	64	29
Net changes in operating assets and liabilities	(16)	203
Net cash provided by operating activities	$868	$1,126

•	Deferred income taxes for the three months ended December 30, 2017, included a $994 million benefit related to remeasurement of net deferred income tax liabilities at newly enacted tax rates.

•	Other, net for the three months ended December 29, 2018, primarily included pension settlement costs of $19 million and deferred compensation unrealized losses of $20 million.

•	Cash flows associated with net changes in operating assets and liabilities for the three months ended:

•
December 29, 2018 – Decreased primarily due to increased accounts receivable and decreased accrued employee costs and other current assets and liabilities, offset by increased income taxes payable and accounts payable. The changes in these balances are largely due to the timing of sales and payments.

•
December 30, 2017 – Increased primarily due to decreased accounts receivable and increased income tax payable balances, partially offset by decreased accrued employee costs. The changes in these balances are largely due to the timing of sales and payments.

Cash Flows from Investing Activities

in millions	Three Months Ended
	December 29, 2018	December 30, 2017
Additions to property, plant and equipment	$(318)	$(296)
(Purchases of)/Proceeds from marketable securities, net	—	(3)
Acquisitions, net of cash acquired	(2,141)	(226)
Proceeds from sale of business	—	125
Other, net	10	(22)
Net cash used for investing activities	$(2,449)	$(422)

•
Additions to property, plant and equipment included spending for production growth, safety and animal well-being, in addition to acquiring new equipment, infrastructure replacements and upgrades to maintain competitive standing and position us for future opportunities. We expect capital spending for fiscal 2019 to approximate $1.4 billion to $1.5 billion.

•
Acquisitions, net of cash acquired, related to acquiring Keystone Foods in the first quarter of fiscal 2019 and Original Philly in the first quarter of fiscal 2018. For further description refer to Part I, Item I, Notes to the Consolidated Condensed Financial Statements, Note 2: Acquisitions and Dispositions.

•
Proceeds from sale of business related to the proceeds received from sale of our Kettle business in the first quarter of fiscal 2018. For further description refer to Part I, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 2: Acquisitions and Dispositions.

Cash Flows from Financing Activities

in millions	Three Months Ended
	December 29, 2018	December 30, 2017
Payments on debt	$(12)	$(429)
Proceeds from issuance of debt	1,807	—
Borrowings on revolving credit facility	—	655
Payments on revolving credit facility	—	(650)
Proceeds from issuance of commercial paper	5,538	5,728
Repayments of commercial paper	(5,406)	(5,824)
Purchases of Tyson Class A common stock	(83)	(164)
Dividends	(134)	(108)
Stock options exercised	3	63
Other, net	(2)	—
Net cash used for financing activities	$1,711	$(729)

•
During the three months of fiscal 2019, we had proceeds of $1,807 million from issuance of debt, which primarily included proceeds from the issuance of a 364-day term loan for the initial financing of the Keystone Foods acquisition. On February 6, 2019, the Company announced it had reached a definitive agreement to acquire the Thai and European operations of BRF S.A. for $340 million in cash, subject to certain adjustments, with closing expected before the end of our fiscal third quarter 2019. Permanent financing of these acquisitions are expected to include issuance of senior notes.

•
During the three months of fiscal 2018, we extinguished the $427 million outstanding balance of the Term Loan Tranche B due in August 2019 using cash on hand and proceeds received from the sale of a non-protein business. Additionally, we had net borrowings on our revolver of $5 million. We utilized our revolving credit facility for general corporate purposes.

•
During the three months of fiscal 2019 and 2018, we had net issuances of $132 million and net repayments of $96 million, respectively, in unsecured short-term promissory notes (commercial paper) pursuant to our commercial paper program.

•	Purchases of Tyson Class A stock included:

•	$50 million and $120 million of shares repurchased pursuant to our share repurchase program during the three months ended December 29, 2018, and December 30, 2017, respectively.

•
$33 million and $44 million of shares repurchased to fund certain obligations under our equity compensation programs during the three months ended December 29, 2018, and December 30, 2017, respectively.

•	Dividends paid during the three months of fiscal 2019 included a 25% increase to our fiscal 2018 quarterly dividend rate.

Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available at December 29, 2018
Cash and cash equivalents					$400
Short-term investments					1
Revolving credit facility	March 2023	$1,750	$—	$—	1,750
Commercial paper					(737)
Total liquidity					$1,414

•	Liquidity includes cash and cash equivalents, short-term investments, and availability under our revolving credit facility, less outstanding commercial paper balance.

•
At December 29, 2018, we had current debt of $3,917 million, which we intend to repay with cash generated from our operating activities and other liquidity sources including issuance of senior notes as permanent financing of the Keystone Foods acquisition.

•
The revolving credit facility supports our short-term funding needs and also serves to backstop our commercial paper program. We had no borrowings under the revolving credit facility at December 29, 2018.

•	We expect net interest expense to approximate $450 million for fiscal 2019.

•
At December 29, 2018, approximately $383 million of our cash was held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. We manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. We intend to repatriate excess cash (net of applicable withholding taxes) not subject to regulatory requirements and to indefinitely reinvest outside of the United States the remainder of cash held by foreign subsidiaries. We do not expect the regulatory restrictions or taxes on repatriation to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.

•	Our current ratio was 0.85 to 1 and 1.13 to 1 at December 29, 2018, and September 29, 2018, respectively. The decrease in fiscal 2019 is primarily due to the increased balance of current debt.
Capital Resources
Credit Facility
Cash flows from operating activities and cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $1.75 billion, to provide additional liquidity for working capital needs and to backstop our commercial paper program.
At December 29, 2018, amounts available for borrowing under this facility totaled $1.75 billion, before deducting amounts to backstop our commercial paper program. Our revolving credit facility is funded by a syndicate of 39 banks, with commitments ranging from $0.3 million to $123 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.
Commercial Paper Program
Our commercial paper program provides a low-cost source of borrowing to fund general corporate purposes including working capital requirements. The maximum borrowing capacity under the commercial paper program is $1 billion. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. As of December 29, 2018, $737 million was outstanding under this program with maturities of less than 15 days.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At December 29, 2018, and September 29, 2018, the ratio of our net debt to EBITDA was 3.0x and 2.4x, respectively. Refer to Part I, Item 3, EBITDA Reconciliations, for an explanation and reconciliation to comparable GAAP measures.

Credit Ratings
364-Day Term Loan due November 2019
Standard & Poor's Rating Services', a Standard & Poor's Financial Services LLC business ("S&P"), applicable rating is "BBB." Moody’s Investor Service, Inc.'s ("Moody's") applicable rating is "Baa2." Fitch Ratings', a wholly owned subsidiary of Fimlac, S.A. ("Fitch"), applicable rating is "BBB." The below table outlines the borrowing spread on the outstanding principal balance of our term loan that corresponds to the applicable ratings levels from S&P, Moody's and Fitch.

Ratings Level (S&P/Moody's/Fitch)	Borrowing Spread- through 179 days after Borrowing Date
A-/A3/A- or higher	0.875%
BBB+/Baa1/BBB+	1.000%
BBB/Baa2/BBB (current level)	1.125%
BBB-/Baa3/BBB-	1.375%
BB+/Ba1/BB+	1.625%
Revolving Credit Facility
S&P’s applicable rating is "BBB", Moody’s applicable rating is "Baa2", and Fitch's applicable rating is "BBB." The below table outlines the fees paid on the unused portion of the facility (Facility Fee Rate) and letter of credit fees (Undrawn Letter of Credit Fee and Borrowing Spread) that corresponds to the applicable ratings levels from S&P, Moody's and Fitch.

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
Debt Covenants
Our revolving credit facility and term loan contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; make acquisitions and investments; dispose of or transfer assets; change the nature of our business; engage in certain transactions with affiliates; and enter into hedging transactions, in each case, subject to certain qualifications and exceptions. In addition, we are required to maintain minimum interest expense coverage and maximum debt-to-capitalization ratios.
Our senior notes also contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens; engage in certain sale/leaseback transactions; and engage in certain consolidations, mergers and sales of assets.
We were in compliance with all debt covenants at December 29, 2018.
RECENTLY ISSUED/ADOPTED ACCOUNTING PRONOUNCEMENTS
Refer to the discussion of recently issued/adopted accounting pronouncements under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies.
CRITICAL ACCOUNTING ESTIMATES
We consider accounting policies related to: contingent liabilities; marketing, advertising and promotion costs; accrued self-insurance; defined benefit pension plans; impairment of long-lived assets and definite life intangibles; impairment of goodwill and indefinite life intangible assets; and income taxes to be critical accounting estimates. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 29, 2018. Refer to Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies, for updates to our significant accounting policies during the three months ended December 29, 2018.

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
Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (ii) market conditions for processed products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (iii) outbreak of a livestock disease (such as avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an adverse effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to access certain domestic and foreign markets; (iv) the integration of acquisitions; (v) the effectiveness of our financial fitness program; (vi) the implementation of an enterprise resource planning system; (vii) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (viii) changes in availability and relative costs of labor and contract growers and our ability to maintain good relationships with employees, labor unions, contract growers and independent producers providing us livestock; (ix) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (x) changes in consumer preference and diets and our ability to identify and react to consumer trends; (xi) effectiveness of advertising and marketing programs; (xii) our ability to leverage brand value propositions; (xiii) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xiv) impairment in the carrying value of our goodwill or indefinite life intangible assets; (xv) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws; (xvi) adverse results from litigation; (xvii) cyber incidents, security breaches or other disruptions of our information technology systems; (xviii) our ability to make effective acquisitions or joint ventures and successfully integrate newly acquired businesses into existing operations; (xix) risks associated with our commodity purchasing activities; (xx) the effect of, or changes in, general economic conditions; (xxi) significant marketing plan changes by large customers or loss of one or more large customers; (xxii) impacts on our operations caused by factors and forces beyond our control, such as natural disasters, fire, bioterrorism, pandemics or extreme weather; (xxiii) failure to maximize or assert our intellectual property rights; (xxiv) our participation in a multiemployer pension plan; (xxv) the Tyson Limited Partnership’s ability to exercise significant control over the Company; (xxvi) effects related to changes in tax rates, valuation of deferred tax assets and liabilities, or tax laws and their interpretation; (xxvii) volatility in capital markets or interest rates; (xxviii) risks associated with our failure to integrate Keystone Foods’ operations or to realize the targeted cost savings, revenues and other benefits of the acquisition; and (xxix) those factors listed under Item 1A. “Risk Factors” in this report and Part I, Item 1A. “Risk Factors” included in our Annual Report filed on Form 10-K for the year ended September 29, 2018.

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

Commodities Risk: We purchase certain commodities, such as grains and livestock in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of December 29, 2018, and September 29, 2018, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis included hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value		in millions
	December 29, 2018	September 29, 2018
Livestock:
Live Cattle	$29	$12
Lean Hogs	9	4
Grain:
Corn	27	26
Soy Meal	33	26
Interest Rate Risk: At December 29, 2018, we had variable rate debt of $3,652 million with a weighted average interest rate of 3.3%. A hypothetical 10% increase in interest rates effective at December 29, 2018, and September 29, 2018, would not have a significant effect on interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At December 29, 2018, we had fixed-rate debt of $8,340 million with a weighted average interest rate of 4.1%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $156 million at December 29, 2018, and $207 million at September 29, 2018. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
In the first quarter of fiscal 2019, as part of our risk management activities to hedge our exposure to changes in interest rates, we executed derivative financial instruments in the form of treasury interest rate locks adding to our existing interest rate hedge portfolio. At December 29, 2018, the total notional amount of treasury interest rate locks was $1,200 million and the interest rate swaps notional outstanding was $400 million. A hypothetical 10% decrease in interest rates would have a $56 million and $3 million effect on interest payable under our treasury interest rate locks and interest rate swaps, respectively.
We are subject to interest rate risk associated with our pension and post-retirement benefit obligations. Changes in interest rates impact the liabilities associated with these benefit plans as well as the amount of income or expense recognized for these plans. Declines in the value of the plan assets could diminish the funded status of the pension plans and potentially increase the requirements to make cash contributions to these plans. See Part II, Item 8, Notes to Consolidated Financial Statements, Note 15: Pensions and Other Postretirement Benefits in our Annual Report on Form 10-K for the year ended September 29, 2018, for additional information.
Foreign Currency Risk: We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Australian dollar, the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Malaysian ringgit, the Mexican peso, and the Thai baht. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates related to the foreign exchange forward and option contracts would have had a $26 million and $9 million impact on pretax income at December 29, 2018, and September 29, 2018 respectively.
Concentration of Credit Risk: Refer to our market risk disclosures set forth in our 2018 Annual Report filed on Form 10-K for the year ended September 29, 2018, for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2018 Annual Report.

EBITDA Reconciliations
A reconciliation of net income to EBITDA is as follows (in millions, except ratio data):

	Three Months Ended		Fiscal Year Ended	Twelve Months Ended
	December 29, 2018	December 30, 2017	September 29, 2018	December 29, 2018

Net income	$552	$1,632	$3,027	$1,947
Less: Interest income	(2)	(2)	(7)	(7)
Add: Interest expense	99	88	350	361
Add: Income tax (benefit) expense	161	(790)	(282)	669
Add: Depreciation	184	175	723	732
Add: Amortization (a)	63	51	210	222
EBITDA	$1,057	$1,154	$4,021	$3,924

Total gross debt			$9,873	$11,992
Less: Cash and cash equivalents			(270)	(400)
Less: Short-term investments			(1)	(1)
Total net debt			$9,602	$11,591

Ratio Calculations:
Gross debt/EBITDA			2.5x	3.1x
Net debt/EBITDA			2.4x	3.0x

(a)
Excludes the amortization of debt issuance and debt discount expense of $3 million for the three months ended December 29, 2018, and December 30, 2017, and $10 million for the fiscal year ended September 29, 2018, and for the twelve months ended December 29, 2018, as it is included in interest expense.

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
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of December 29, 2018, our disclosure controls and procedures were effective.
On November 30, 2018, the Company completed the acquisition of Keystone Foods. See Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 2: Acquisitions and Dispositions, for a discussion of the acquisition and related financial data. The Company is in the process of integrating Keystone Foods and the Company’s internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Excluding the Keystone Foods acquisition, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Refer to the description of certain legal proceedings pending against us under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 17: Commitments and Contingencies, which discussion is incorporated herein by reference. Listed below are certain additional legal proceedings involving the Company and/or its subsidiaries.
On November 30, 2018 Tyson Foods, Inc. completed the acquisition of Keystone Foods from Marfrig. At the time of closing, Keystone Foods subsidiary McKey Korea, LLC (“McKey Korea”) and three of its managers were under criminal indictment and being prosecuted in the Seoul Central District Court for The Republic of Korea. That prosecution stems from alleged violations of the Livestock Products Sanitary Control Act with respect to the method of testing for Enterohemorrhagic E. Coli employed by McKey Korea for beef patties produced in 2016 and 2017 at McKey’s Sejong City facility. The indictment also includes charges alleging the unlawful refreezing of thawed product for storage. All defendants have pled not guilty and deny all allegations. The trial is expected to conclude in early 2020. McKey Korea faces a potential criminal fine of $100,000. We have certain indemnification rights against Marfrig related to this matter.
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
There have been no material changes to the risk factors listed in Part I, Item 1A. "Risk Factors” in our Annual Report on Form 10-K for the year ended September 29, 2018. These risk factors should be considered carefully with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Sept. 30, 2018 to Oct. 27, 2018	41,204		$60.79	—		22,946,173
Oct. 28, 2018 to Dec. 1, 2018	486,764		60.15	—		22,946,173
Dec. 2, 2018 to Dec. 29, 2018	919,984		55.83	895,338		22,050,835
Total	1,447,952	(2)	$57.42	895,338	(3)	22,050,835

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

(2)
We purchased 552,614 shares during the period that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 86,421 shares purchased in open market transactions and 466,193 shares withheld to cover required tax withholdings on the vesting of restricted stock.

(3)	These shares were purchased during the period pursuant to our previously announced stock repurchase program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed with this report.

Exhibit No.		Exhibit Description

10.1
364-Day Term Loan Agreement, dated as of November 29, 2018, among the Company, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent. (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 30, 2018, Commission File No. 001-14704, and incorporated herein by reference).

10.2	*
Amended and Restated Employment Agreement dated as of October 4, 2018, entered into between the Company and Noel White (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 5, 2018, Commission File No. 001-14704, and incorporated herein by reference).

10.3	*
Executive Severance Plan effective October 15, 2018 (previously filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2018, Commission File No. 001-14704, and incorporated herein by reference).

10.4	*
Form of Performance Shares - Operating Income - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017.

10.5	*
Form of Performance Shares - Operating Income (5+1) - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017.

10.6	*
Form of Restricted Stock Subject to Performance Criteria - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017.

10.7	*
Form of Restricted Stock Subject to Performance Criteria (5+1) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017.

10.8	*
Form of Stock Options (Contracted) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017.

10.9	*	Form of Stock Options (5+1) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017.

10.10	*
Form of Stock Options (Director/Non-Contract) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017.

10.11	*
Form of Restricted Stock (Contracted) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017.

10.12	*
Form of Restricted Stock (Director/Non-contract) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017.

10.13	*
Form of Restricted Stock (5+1) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017.

10.14	*
Form of Performance Shares - Total Shareholder Return - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017.

10.15	*
Form of Performance Shares - Total Shareholder Return (5+1) - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017.

10.16	*	Form of Stock Appreciation Rights Award Agreement pursuant to which stock appreciation rights are awarded under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017.

10.17	*	Release Agreement, dated December 1, 2018, by and between the Company and Thomas P. Hayes.

10.18	*	Offer Letter between Tyson Foods, Inc. and Chad Martin

10.19	*	Offer Letter between Tyson Foods, Inc. and Donnie King

31.1		Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 29, 2018, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Shareholders' Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

	*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: February 7, 2019	/s/ Stewart Glendinning
Stewart Glendinning
Executive Vice President and Chief Financial Officer

Date: February 7, 2019	/s/ Steve Gibbs
Steve Gibbs
Senior Vice President, Controller and Chief Accounting Officer