Form 10-Q
period 2019-03-30
TYSON FOODS, INC.
filed 2019-05-06
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class			Trading Symbol	Name of Each Exchange on Which Registered
Class A Common Stock	Par Value	$0.10	TSN	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 30, 2019.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	294,804,084
Class B Common Stock, $0.10 Par Value (Class B stock)	70,010,355
Class B stock is not publicly listed for trade on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis.

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Sales	$10,443	$9,773	$20,636	$20,002
Cost of Sales	9,251	8,758	18,089	17,544
Gross Profit	1,192	1,015	2,547	2,458
Selling, General and Administrative	557	521	1,105	1,042
Operating Income	635	494	1,442	1,416
Other (Income) Expense:
Interest income	(5)	(2)	(7)	(4)
Interest expense	119	86	218	174
Other, net	(7)	(13)	(10)	(19)
Total Other (Income) Expense	107	71	201	151
Income before Income Taxes	528	423	1,241	1,265
Income Tax Expense (Benefit)	98	107	259	(683)
Net Income	430	316	982	1,948
Less: Net Income Attributable to Noncontrolling Interests	4	1	5	2
Net Income Attributable to Tyson	$426	$315	$977	$1,946
Weighted Average Shares Outstanding:
Class A Basic	294	296	294	296
Class B Basic	70	70	70	70
Diluted	366	370	366	371
Net Income Per Share Attributable to Tyson:
Class A Basic	$1.20	$0.88	$2.74	$5.42
Class B Basic	$1.07	$0.78	$2.46	$4.87
Diluted	$1.17	$0.85	$2.67	$5.25
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net Income	$430	$316	$982	$1,948
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	(3)	3	(12)	2
Investments	—	—	1	—
Currency translation	25	5	33	6
Postretirement benefits	—	(6)	(3)	(4)
Total Other Comprehensive Income (Loss), Net of Taxes	22	2	19	4
Comprehensive Income	452	318	1,001	1,952
Less: Comprehensive Income Attributable to Noncontrolling Interests	4	1	5	2
Comprehensive Income Attributable to Tyson	$448	$317	$996	$1,950
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	March 30, 2019	September 29, 2018
Assets
Current Assets:
Cash and cash equivalents	$360	$270
Accounts receivable, net	1,837	1,723
Inventories	3,899	3,513
Other current assets	280	182
Total Current Assets	6,376	5,688
Net Property, Plant and Equipment	7,085	6,169
Goodwill	10,946	9,739
Intangible Assets, net	7,295	6,759
Other Assets	796	754
Total Assets	$32,498	$29,109

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$1,564	$1,911
Accounts payable	1,710	1,694
Other current liabilities	1,340	1,426
Total Current Liabilities	4,614	5,031
Long-Term Debt	10,810	7,962
Deferred Income Taxes	2,278	2,107
Other Liabilities	1,238	1,198
Commitments and Contingencies (Note 17)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 378 million shares	38	38
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,350	4,387
Retained earnings	13,012	12,329
Accumulated other comprehensive gain (loss)	4	(15)
Treasury stock, at cost – 83 million shares at March 30, 2019 and 82 million shares at September 29, 2018	(3,988)	(3,943)
Total Tyson Shareholders’ Equity	13,423	12,803
Noncontrolling Interests	135	8
Total Shareholders’ Equity	13,558	12,811
Total Liabilities and Shareholders’ Equity	$32,498	$29,109
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended				Six Months Ended
	March 30, 2019		March 31, 2018		March 30, 2019		March 31, 2018
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance at beginning and end of period	378	$38	378	$38	378	$38	378	$38

Class B Common Stock:
Balance at beginning and end of period	70	7	70	7	70	7	70	7

Capital in Excess of Par Value:
Balance at beginning of period		4,332		4,346		4,387		4,378
Stock-based compensation		18		16		(37)		(16)
Balance at end of period		4,350		4,362		4,350		4,362

Retained Earnings:
Balance at beginning of period		12,719		11,272		12,329		9,776
Net income attributable to Tyson		426		315		977		1,946
Dividends		(133)		(108)		(294)		(243)
Balance at end of period		13,012		11,479		13,012		11,479

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of period		(18)		18		(15)		16
Other Comprehensive Income		22		2		19		4
Balance at end of period		4		20		4		20

Treasury Stock:
Balance at beginning of period	82	(3,951)	80	(3,726)	82	(3,943)	80	(3,674)
Purchase of Class A common stock	1	(63)	1	(73)	2	(146)	3	(237)
Stock-based compensation	—	26	(1)	29	(1)	101	(3)	141
Balance at end of period	83	(3,988)	80	(3,770)	83	(3,988)	80	(3,770)

Total Shareholders’ Equity Attributable to Tyson		$13,423		$12,136		$13,423		$12,136

Equity Attributable to Noncontrolling Interests:
Balance at beginning of period		$132		$19		$8		$18
Net income attributable to noncontrolling interests		4		1		5		2
Business combination and other		(1)		—		122		—
Total Equity Attributable to Noncontrolling Interests		$135		$20		$135		$20

Total Shareholders’ Equity		$13,558		$12,156		$13,558		$12,156
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	March 30, 2019	March 31, 2018
Cash Flows From Operating Activities:
Net income	$982	$1,948
Depreciation and amortization	523	459
Deferred income taxes	4	(938)
Other, net	69	132
Net changes in operating assets and liabilities	(639)	(462)
Cash Provided by Operating Activities	939	1,139
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(656)	(559)
Purchases of marketable securities	(30)	(22)
Proceeds from sale of marketable securities	29	21
Acquisitions, net of cash acquired	(2,141)	(226)
Proceeds from sale of business	—	125
Other, net	32	(25)
Cash Used for Investing Activities	(2,766)	(686)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	4,600	—
Payments on debt	(1,849)	(432)
Borrowings on revolving credit facility	335	1,420
Payments on revolving credit facility	(335)	(1,420)
Proceeds from issuance of commercial paper	10,145	10,837
Repayments of commercial paper	(10,567)	(10,615)
Purchases of Tyson Class A common stock	(146)	(237)
Dividends	(269)	(216)
Stock options exercised	24	87
Other, net	(26)	—
Cash Provided by (Used for) Financing Activities	1,912	(576)
Effect of Exchange Rate Changes on Cash	5	3
Increase (Decrease) in Cash and Cash Equivalents	90	(120)
Cash and Cash Equivalents at Beginning of Year	270	318
Cash and Cash Equivalents at End of Period	$360	$198
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
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly our financial position as of March 30, 2019, and the results of operations for the three and six months ended March 30, 2019, and March 31, 2018. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
Revenue Recognition
We recognize revenue mainly through consumer products retail, foodservice, international, industrial and other distribution channels. Our revenues primarily result from contracts with customers and are generally short term in nature with the delivery of product as the single performance obligation. We recognize revenue for the sale of the product at the point in time when our performance obligation has been satisfied and control of the product has transferred to our customer, which generally occurs upon shipment or delivery to a customer based on terms of the sale. We elected to account for shipping and handling activities that occur after the customer has obtained control of the product as a fulfillment cost rather than an additional promised service. Our contracts are generally less than one year, and therefore we recognize costs paid to third party brokers to obtain contracts as expenses. Additionally, items that are not material in the context of the contract are recognized as expense. Any taxes collected on behalf of government authorities are excluded from net revenues.
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
Recently Issued Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board ("FASB") issued guidance that eases certain documentation and assessment requirements of hedge effectiveness and modifies the accounting for components excluded from the assessment. Some of the modifications include the ineffectiveness of derivative gain/loss in highly effective cash flow hedges to be recorded in Other Comprehensive Income, alignment of the recognition and presentation of the effects related to the hedging instrument and hedged item in the financial statements, and additional disclosures required on the cumulative basis adjustment in fair value hedges and the effect of hedging on financial statement lines for components excluded from the assessment. The amendment also simplifies the application of hedge accounting in certain situations to permit new hedging strategies to be eligible for hedge accounting. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2018, our fiscal 2020. Early adoption is permitted and the modified retrospective transition method should be applied. Upon adoption, we do not expect this guidance will have a material impact on our consolidated financial statements.

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
In March 2017, the FASB issued guidance that changes the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost will be included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost will be presented separately outside of operating income. Additionally, only the service cost component will be eligible for capitalization when applicable. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. The retrospective transition method should be applied for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement, and the prospective transition method should be applied, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The guidance includes a practical expedient allowing entities to estimate amounts for comparative periods using the information previously disclosed in the pension and other postretirement benefit plan footnote. We adopted this guidance in the first quarter of fiscal 2019 on a retrospective basis using the practical expedient and it did not have a material impact on our consolidated financial statements.
The following reconciliations provide the effect of the reclassification of the net periodic benefit cost from operating expenses to other (income) expense in our consolidated statements of income for the three and six months ended March 31, 2018 (in millions):

Three Months Ended March 31, 2018:	As Previously Reported	Adjustments	As Recast
Cost of Sales	$8,753	$5	$8,758
Selling, General and Administrative	$522	$(1)	$521
Operating Income	$498	$(4)	$494
Other (Income) Expense	$75	$(4)	$71

Six Months Ended March 31, 2018:	As Previously Reported	Adjustments	As Recast
Cost of Sales	$17,531	$13	$17,544
Selling, General and Administrative	$1,046	$(4)	$1,042
Operating Income	$1,425	$(9)	$1,416
Other (Income) Expense	$160	$(9)	$151

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
NOTE 2: ACQUISITIONS AND DISPOSITIONS
Acquisitions
On February 6, 2019, the Company announced it had reached a definitive agreement to acquire the Thai and European operations of BRF S.A. ("BRF") for $340 million in cash, subject to certain adjustments. This acquisition builds on our growth strategy to expand offerings of value-added protein in global markets. The transaction is expected to close in our fiscal third quarter 2019 and is subject to customary closing conditions, including regulatory approvals, however, there can be no assurance that the acquisition will close at such time. We expect the operations' results will be included in Other for segment presentation.
On November 30, 2018, we acquired all of the outstanding common stock of MFG (USA) Holdings, Inc. and McKey Luxembourg Holdings S.à.r.l. (“Keystone Foods”) from Marfrig Global Foods ("Marfrig") for $2.3 billion in cash, subject to certain adjustments. We initially funded the acquisition with existing cash on hand, net proceeds from the issuance of a 364-day term loan and borrowings under our commercial paper program. In February 2019, we used the net proceeds from the issuance of senior notes to repay amounts outstanding under the 364-day term loan and commercial paper obligations. Keystone Foods' domestic and international results, subsequent to the acquisition closing, are included in our Chicken segment and Other, respectively.

The following table summarizes the preliminary purchase price allocation and fair values of the assets acquired and liabilities assumed at the acquisition date, which is subject to change pending finalization of working capital adjustments. Certain estimated values for the acquisition, including goodwill, intangible assets, inventory, property, plant and equipment, and deferred income taxes, are not yet finalized and are subject to revision as additional information becomes available and more detailed analyses are completed. The purchase price was allocated based on information currently available as of the acquisition date. During the second quarter of fiscal 2019, we recorded measurement period adjustments which increased goodwill by $105 million, primarily consisting of a reduction of Intangible Assets of $86 million, a reduction of Property, Plant and Equipment of $45 million, a reduction of Deferred Income Taxes of $37 million and a reduction of Accounts Receivable of $15 million.

in millions
Cash and cash equivalents	$186
Accounts receivable	103
Inventories	257
Other current assets	34
Property, Plant and Equipment	680
Goodwill	1,178
Intangible Assets	659
Other Assets	28
Current debt	(73)
Accounts payable	(206)
Other current liabilities	(100)
Long-Term Debt	(113)
Deferred Income Taxes	(176)
Other Liabilities	(8)
Noncontrolling Interests	(122)
Net assets acquired	$2,327

The fair value of identifiable intangible assets primarily consisted of customer relationships with a weighted average life of 25 years. As a result of the acquisition, we recognized a total of $1,178 million of goodwill. The purchase price was assigned to assets acquired and liabilities assumed based on their preliminary estimated fair values as of the date of acquisition, and any excess was allocated to goodwill, as shown in the table above. Goodwill represents the value we expect to achieve through the implementation of operational synergies and growth opportunities. The preliminary allocation of goodwill to our segments was $822 million and $356 million to our Chicken segment and Other, respectively. We do not expect the goodwill to be deductible for U.S. income tax purposes.
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
The acquisition of Keystone Foods was accounted for using the acquisition method of accounting and, consequently, the results of operations for Keystone Foods are reported in our consolidated financial statements from the date of acquisition. Keystone's results from the date of the acquisition through March 30, 2019, which included a net increase of $767 million of Sales, were insignificant to our overall Consolidated Condensed Statements of Income.
On August 20, 2018, we acquired the assets of American Proteins, Inc. and AMPRO Products, Inc. ("American Proteins"), a poultry rendering and blending operation for $864 million, subject to net working capital adjustments, as part of our strategic expansion and sustainability initiatives. Its results, subsequent to the acquisition closing, are included in our Chicken segment. Certain estimated values for the acquisition, including goodwill, intangible assets, and property, plant and equipment, are not yet finalized and are subject to revision as additional information becomes available and more detailed analyses are completed. The preliminary purchase price allocation includes $56 million of net working capital, $152 million of Property, Plant and Equipment, $411 million of Intangible Assets, $258 million of Goodwill, and $13 million of Other liabilities. Intangible Assets primarily included $358 million assigned to supply network which will be amortized over 14 years and $51 million assigned to customer relationships which will be amortized over a weighted average of 12 years. All of the goodwill acquired is amortizable for tax purposes. During the second quarter of fiscal 2019, we settled the net-working capital purchase price adjustment reducing the purchase price by $2 million and recorded measurement period adjustments which increased goodwill by $16 million, including a reduction to net working capital of $15 million and a reduction to Property, Plant and Equipment of $3 million.

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
We completed the sale of our Sara Lee® Frozen Bakery and Van’s® businesses on July 30, 2018 for $623 million including a working capital adjustment. Prior to the sale, we recorded pretax impairment charges totaling $75 million and $101 million for the three and six months ended March 31, 2018, respectively, due to revised estimates of the businesses' fair value based on current expected net sales proceeds. The impairment charges were recorded in Cost of Sales in our Consolidated Condensed Statement of Income, and primarily consisted of goodwill previously classified within assets held for sale.
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
At March 30, 2019, 69% of the cost of inventories was determined by the first-in, first-out ("FIFO") method as compared to 63% at September 29, 2018. The remaining cost of inventories for both periods is determined by the weighted-average method.
The following table reflects the major components of inventory (in millions):

	March 30, 2019	September 29, 2018
Processed products	$2,132	$1,981
Livestock	1,203	1,006
Supplies and other	564	526
Total inventory	$3,899	$3,513

NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	March 30, 2019	September 29, 2018
Land	$174	$154
Buildings and leasehold improvements	4,537	4,115
Machinery and equipment	8,230	7,720
Land improvements and other	366	357
Buildings and equipment under construction	952	689
	14,259	13,035
Less accumulated depreciation	7,174	6,866
Net property, plant and equipment	$7,085	$6,169

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
Through March 30, 2019, $225 million of the estimated $253 million total pretax charges has been recognized. The majority of the remaining estimated charges relate to incremental costs to implement new technology.
We recognized restructuring and related charges of $8 million and $16 million for the three and six months ended March 30, 2019, respectively, and $12 million and $31 million for the three and six months ended March 31, 2018, respectively, associated with the Financial Fitness Program. These costs were recorded in Selling, General and Administrative in our Consolidated Condensed Statements of Income and represent incremental costs to implement new technology and accelerated depreciation of technology assets.
Our restructuring liability was $2 million and $10 million at March 30, 2019, and September 29, 2018, respectively. The change in the restructuring liability was due to payments of $8 million during the six months ended March 30, 2019.
NOTE 6: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	March 30, 2019	September 29, 2018
Accrued salaries, wages and benefits	$577	$549
Income taxes payable	16	72
Other	747	805
Total other current liabilities	$1,340	$1,426

NOTE 7: DEBT
The major components of debt are as follows (in millions):

	March 30, 2019	September 29, 2018
Revolving credit facility	$—	$—
Commercial paper	182	605
Senior notes:
Notes due May 2019 (2.94% at 3/30/2019)	300	300
2.65% Notes due August 2019	1,000	1,000
Notes due June 2020 (3.04% at 3/30/2019)	350	350
Notes due August 2020 (2.93% at 3/30/2019)	400	400
4.10% Notes due September 2020	280	281
2.25% Notes due August 2021	500	500
4.50% Senior notes due June 2022	1,000	1,000
3.90% Senior notes due September 2023	400	400
3.95% Notes due August 2024	1,250	1,250
4.00% Notes due March 2026 ("2026 Notes")	800	—
3.55% Notes due June 2027	1,350	1,350
7.00% Notes due January 2028	18	18
4.35% Notes due March 2029 ("2029 Notes")	1,000	—
6.13% Notes due November 2032	161	161
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	500	500
4.55% Notes due June 2047	750	750
5.10% Notes due September 2048 ("2048 Notes")	1,500	500
Discount on senior notes	(49)	(15)
Other	252	73
Unamortized debt issuance costs	(70)	(50)
Total debt	12,374	9,873
Less current debt	1,564	1,911
Total long-term debt	$10,810	$7,962

Revolving Credit Facility and Letters of Credit
We have a $1.75 billion revolving credit facility that supports short-term funding needs and serves as a backstop to our commercial paper program which will mature and the commitments thereunder will terminate in March 2023. Amounts available for borrowing under this facility totaled $1.75 billion at March 30, 2019, before deducting amounts to backstop our commercial paper program. At March 30, 2019, we had no outstanding borrowings and no outstanding letters of credit issued under this facility. At March 30, 2019, we had $111 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of leasing and workers’ compensation insurance programs and other legal obligations.
In the future, if any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility.
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured short-term promissory notes ("commercial paper") up to an aggregate maximum principal amount of $1 billion as of March 30, 2019. As of March 30, 2019, we had $182 million of commercial paper outstanding at a weighted average interest rate of 2.64% with maturities of less than 15 days.

2026/2029/2048 Notes
In February 2019, we issued senior unsecured notes with an aggregate principal amount of $1.8 billion, consisting of $800 million due March 2026 and $1 billion due March 2029. Additionally, we reopened the 2048 Notes issuing an additional $1 billion, bringing the aggregate principal amount outstanding on the 2048 Notes to $1.5 billion. The net proceeds from the issuances were used to repay amounts outstanding under our 364-Day Term Loan Agreement and commercial paper obligations and to fund all or a portion of the purchase price for the pending acquisition of the BRF Thai and European operations. The 2026 Notes carry a fixed interest rate of 4.00% and the 2029 Notes carry a fixed interest rate of 4.35%. Interest payments on the 2026 and 2029 Notes are due semi-annually on March 1 and September 1. After the original issue discounts of $36 million, we received net proceeds of $2,764 million and incurred debt issuance costs of $26 million related to the issuances.
364-Day Term Loan
In November 2018, as part of the financing for the Keystone Foods acquisition, we borrowed $1.8 billion under an unsecured term loan facility, which was due November 2019. The interest rate was set based on the selected LIBOR interest period plus 1.125%. In the second quarter of fiscal 2019, we extinguished the $1.8 billion outstanding balance using funds borrowed under the 2026 and 2029 Notes and funds borrowed under the reopening of the 2048 Notes.
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
We were in compliance with all debt covenants at March 30, 2019.
NOTE 8: EQUITY
Share Repurchases
As of March 30, 2019, 21.3 million shares remained available for repurchase under our share repurchase program. The share repurchase program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans. A summary of share repurchases of our Class A stock is as follows (in millions):

	Three Months Ended				Six Months Ended
	March 30, 2019		March 31, 2018		March 30, 2019		March 31, 2018
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	0.8	$50	0.8	$60	1.7	$100	2.3	$180
To fund certain obligations under equity compensation plans	0.2	13	0.2	13	0.7	46	0.8	57
Total share repurchases	1.0	$63	1.0	$73	2.4	$146	3.1	$237

NOTE 9: INCOME TAXES
Our effective tax rate was 18.5% and 25.3% for the second quarter of fiscal 2019 and 2018, respectively, and 20.9% and (54.0)% for the first six months of fiscal 2019 and 2018, respectively. The effective tax rates for the second quarter and first six months of fiscal 2019 include the impact of state taxes, a deferred tax benefit resulting from final transition tax regulations released in the second quarter of fiscal 2019 and a tax reserves benefit due to expirations of applicable statutes of limitations. The remeasurement of deferred income taxes at newly enacted tax rates as a result of the “Tax Cuts and Jobs Act” (the “Tax Act”) resulted in a (2.2)% and (79.3)% impact on the effective tax rate in the second quarter and first six months of fiscal 2018, respectively. Additionally, the effective tax rates for the second quarter and first six months of fiscal 2018 were impacted by excess tax benefits associated with share-based payments to employees, the domestic production deduction, the non-deductible impairment related to the anticipated sale of non-protein businesses held for sale, and state taxes.
Unrecognized tax benefits were $303 million and $308 million, at March 30, 2019 and September 29, 2018, respectively. We estimate that during the next twelve months it is reasonably possible that unrecognized tax benefits could decrease by approximately $60 million primarily due to expiration of statutes of limitations in various jurisdictions and settlements with taxing authorities.

NOTE 10: OTHER INCOME AND CHARGES
During the first six months of fiscal 2019, we recognized $19 million of net periodic pension and postretirement benefit cost, excluding the service cost component, and recorded the amount in the Consolidated Condensed Statements of Income in Other, net. Additionally, we recognized $11 million of equity earnings in joint ventures, which was also recorded in the Consolidated Condensed Statements of Income in Other, net.
During the second quarter of fiscal 2018, we recognized a one-time cash bonus to our hourly frontline employees of $109 million using incremental cash savings from the Tax Act, which was predominantly recorded in the Consolidated Condensed Statements of Income in Cost of Sales.
During the first six months of fiscal 2018, we recognized $9 million of equity earnings in joint ventures, which was recorded in the Consolidated Condensed Statements of Income in Other, net.
Additionally, in accordance with recently adopted accounting guidance, we have retrospectively recognized $4 million and $9 million of net periodic pension and postretirement benefit credit, excluding the service cost component, for the three and six months ended March 31, 2018, respectively, and recorded the amounts in the Consolidated Condensed Statements of Income in Other, net.
NOTE 11: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Numerator:
Net income	$430	$316	$982	$1,948
Less: Net income attributable to noncontrolling interests	4	1	5	2
Net income attributable to Tyson	426	315	977	1,946
Less dividends declared:
Class A	110	90	243	201
Class B	23	18	51	42
Undistributed earnings	$293	$207	$683	$1,703

Class A undistributed earnings	$241	$171	$562	$1,404
Class B undistributed earnings	52	36	121	299
Total undistributed earnings	$293	$207	$683	$1,703

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	294	296	294	296
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70	70	70
Effect of dilutive securities:
Stock options, restricted stock and performance units	2	4	2	5
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	366	370	366	371

Net income per share attributable to Tyson:
Class A basic	$1.20	$0.88	$2.74	$5.42
Class B basic	$1.07	$0.78	$2.46	$4.87
Diluted	$1.17	$0.85	$2.67	$5.25
Dividends Declared Per Share:
Class A	$0.375	$0.300	$0.825	$0.675
Class B	$0.338	$0.270	$0.743	$0.608

Approximately 3 million and 4 million of our stock-based compensation shares were antidilutive for the three and six months ended March 30, 2019, respectively. Approximately 1 million of our stock-based compensation shares were antidilutive for the three and six months ended March 31, 2018. These shares were not included in the diluted earnings per share calculation.
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
NOTE 12: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors' Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored, using value-at-risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at March 30, 2019.
We had the following aggregated outstanding notional amounts related to our derivative financial instruments:

in millions, except soy meal tons	Metric	March 30, 2019	September 29, 2018
Commodity:
Corn	Bushels	98	112
Soy Meal	Tons	971,000	651,700
Live Cattle	Pounds	450	105
Lean Hogs	Pounds	321	39
Foreign Currency	United States dollar	$237	$89
Interest Rate Swaps	Average monthly debt	$400	$400
We recognize all derivative instruments as either assets or liabilities at fair value in the Consolidated Condensed Balance Sheets, with the exception of normal purchases and normal sales expected to result in physical delivery. For those derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument based upon the exposure being hedged (e.g., cash flow hedge or fair value hedge). We designate certain forward contracts as follows:

•	Cash Flow Hedges – include certain commodity forward and option contracts of forecasted purchases (e.g., grains), interest rate swaps and locks, and certain foreign exchange forward contracts.

•	Fair Value Hedges – include certain commodity forward contracts of firm commitments (e.g., livestock).
Cash Flow Hedges
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes as well as interest rates related to our variable rate debt. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant for the three and six months ended March 30, 2019, and March 31, 2018. As of March 30, 2019, we have net pretax losses of $6 million for our commodity contracts and $2 million of pretax losses related to our interest rate swap hedges, expected to be reclassified into earnings within the next 12 months. Additionally, we have $20 million of realized losses related to treasury rate locks in connection with our 364-day term loan extinguished during the second quarter of fiscal 2019, which will be reclassified to earnings over the lives of the 2026, 2029 and 2048 Notes. During the six months ended March 30, 2019, and March 31, 2018, we did not reclassify significant pretax gains or losses into earnings as a result of the discontinuance of cash flow hedges. The following tables set forth the pretax impact of cash flow hedge derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain (Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain (Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	March 30, 2019	March 31, 2018		March 30, 2019	March 31, 2018
Cash flow hedge – derivatives designated as hedging instruments:
Commodity contracts	$(5)	$2	Cost of Sales	$(5)	$(2)
Interest rate hedges	(5)	—	Interest expense	—	—
Total	$(10)	$2		$(5)	$(2)

	Gain (Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain (Loss) Reclassified from OCI to Earnings
	Six Months Ended			Six Months Ended
	March 30, 2019	March 31, 2018		March 30, 2019	March 31, 2018
Cash flow hedge – derivatives designated as hedging instruments:
Commodity contracts	$(7)	$—	Cost of sales	$(12)	$(3)
Interest rate hedges	(23)	—	Interest expense	—	—
Total	$(30)	$—		$(12)	$(3)

Fair Value Hedges
We designate certain derivative contracts as fair value hedges of firm commitments to purchase livestock for harvest. Our objective of these hedges is to minimize the risk of changes in fair value created by fluctuations in commodity prices associated with fixed price livestock firm commitments. For these derivative instruments we designate and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the same period. We include the gain or loss on the hedged items (e.g., livestock purchase firm commitments) in the same line item, Cost of Sales, as the offsetting gain or loss on the related livestock forward position.

					in millions
	Consolidated Condensed Statements of Income Classification	Three Months Ended		Six Months Ended
		March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Gain (Loss) on forwards	Cost of Sales	$1	$1	$—	$(6)
Gain (Loss) on purchase contract	Cost of Sales	(1)	(1)	—	6

Ineffectiveness related to fair value hedges was insignificant for the three and six months ended March 30, 2019, and March 31, 2018.
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

		Gain (Loss) Recognized in Earnings		Gain (Loss) Recognized in Earnings
	Consolidated Condensed Statements of Income Classification	Three Months Ended		Six Months Ended
		March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$13	$(30)	$14	$(21)
Commodity contracts	Cost of Sales	(24)	68	(21)	46
Foreign exchange contracts	Other Income/Expense	3	(2)	3	(2)
Total		$(8)	$36	$(4)	$23

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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

March 30, 2019	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$10	$—	$1	$11
Undesignated	—	44	—	4	48
Available-for-sale securities:
Current	—	1	1	—	2
Other Assets:
Available-for-sale securities:
Non-current	—	50	49	—	99
Deferred compensation assets	7	303	—	—	310
Total assets	$7	$408	$50	$5	$470
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$26	$—	$(24)	$2
Undesignated	—	57	—	(45)	12
Total liabilities	$—	$83	$—	$(69)	$14

September 29, 2018	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$2	$—	$(1)	$1
Undesignated	—	44	—	(19)	25
Available-for-sale securities:
Current	—	1	—	—	1
Other Assets:
Available-for-sale securities:
Non-current	—	46	51	—	97
Deferred compensation assets	21	295	—	—	316
Total assets	$21	$388	$51	$(20)	$440
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$8	$—	$(8)	$—
Undesignated	—	35	—	(30)	5
Total liabilities	$—	$43	$—	$(38)	$5
(a) Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. Additionally, at March 30, 2019, and September 29, 2018, we had $74 million and $18 million, respectively, of cash collateral posted with various counterparties where master netting arrangements exist and held no cash collateral.
The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Six Months Ended
	March 30, 2019	March 31, 2018
Balance at beginning of year	$51	$51
Total realized and unrealized gains (losses):
Included in earnings	—	—
Included in other comprehensive income (loss)	1	—
Purchases	7	10
Issuances	—	—
Settlements	(9)	(9)
Balance at end of period	$50	$52
Total gains (losses) for the six-month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—

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
The following table sets forth our available-for-sale securities' amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	March 30, 2019			September 29, 2018
	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)
Available-for-sale securities:
Debt securities:
U.S. treasury and agency	$51	$51	$—	$48	$47	$(1)
Corporate and asset-backed	50	50	—	52	51	(1)

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. Losses on equity securities are recognized in earnings if the decline in value is judged to be other than temporary. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or will more likely than not be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no other than temporary impairment in earnings and no other than temporary losses in OCI for the three and six months ended March 30, 2019, and March 31, 2018.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three and six months ended March 30, 2019.
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
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	March 30, 2019		September 29, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total debt	$12,480	$12,374	$9,775	$9,873

NOTE 14: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the net periodic cost for the pension and postretirement benefit plans for the three and six months ended March 30, 2019, and March 31, 2018, are as follows (in millions):

	Pension Plans
	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018

Service cost	$—	$2	$1	$4
Interest cost	16	16	32	32
Expected return on plan assets	(15)	(15)	(29)	(31)
Amortization of net actuarial loss	1	1	1	2
Settlement loss	—	—	19	—
Net periodic cost	$2	$4	$24	$7

	Postretirement Benefit Plans
	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018

Interest cost	$1	$1	$1	$1
Amortization of prior service credit	(1)	(6)	(5)	(12)
Net periodic credit	$—	$(5)	$(4)	$(11)

We contributed $9 million and $8 million to our pension plans for the three months ended March 30, 2019 and March 31, 2018, respectively. We contributed $12 million and $13 million to our pension plans for the six months ended March 30, 2019 and March 31, 2018, respectively. We expect to contribute an additional $3 million during the remainder of fiscal 2019. The amount of contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements in the jurisdictions in which we operate. As a result, the actual funding in fiscal 2019 may differ from the current estimate.
NOTE 15: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended						Six Months Ended
	March 30, 2019			March 31, 2018			March 30, 2019			March 31, 2018
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax

Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to cost of sales	$5	$—	$5	$2	$—	$2	$12	$(2)	$10	$3	$(1)	$2
Unrealized gain (loss)	(10)	2	(8)	2	(1)	1	(30)	8	(22)	—	—	—

Investments:
Unrealized gain (loss)	1	(1)	—	1	(1)	—	2	(1)	1	—	—	—

Currency translation:
Translation adjustment	25	—	25	5	—	5	34	(1)	33	6	—	6

Postretirement benefits:
Unrealized gain (loss)	—	—	—	(6)	—	(6)	(28)	8	(20)	(4)	—	(4)
Pension settlement reclassified to other (income) expense	—	—	—	—	—	—	23	(6)	17	—	—	—
Total other comprehensive income (loss)	$21	$1	$22	$4	$(2)	$2	$13	$6	$19	$5	$(1)	$4

NOTE 16: SEGMENT REPORTING
We operate in four reportable segments: Beef, Pork, Chicken, and Prepared Foods. We measure segment profit as operating income (loss). Other primarily includes our foreign production operations in Australia, China, South Korea, Malaysia, and Thailand, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC.

Beef: Beef includes our operations related to processing live fed cattle and fabricating dressed beef carcasses into primal and sub-primal cuts and case-ready products. Products are marketed domestically to consumer products and food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, healthcare facilities, the military and other food processors, as well as to international export markets. This segment also includes sales from allied products such as hides and variety meats, as well as logistics operations to move products through the supply chain.
Pork: Pork includes our operations related to processing live market hogs and fabricating pork carcasses into primal and sub-primal cuts and case-ready products. Products are marketed domestically to consumer products and food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, healthcare facilities, the military and other food processors, as well as to international export markets. This segment also includes our live swine group, related allied product processing activities and logistics operations to move products through the supply chain.
Chicken: Chicken includes our domestic operations related to raising and processing live chickens into, and purchasing raw materials for, fresh, frozen and value-added chicken products, as well as sales from allied products. Our value-added chicken products primarily include breaded chicken strips, nuggets, patties, tenders, wings and other ready-to-fix or fully cooked chicken parts. Products are marketed domestically to consumer products and food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities, the military and other food processors, as well as to international export markets. This segment also includes logistics operations to move products through our domestic supply chain and the global operations of our chicken breeding stock subsidiary.
Prepared Foods: Prepared Foods includes our operations related to manufacturing and marketing frozen and refrigerated food products and logistics operations to move products through the supply chain. This segment includes brands such as Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, State Fair®, as well as artisanal brands Aidells®, Gallo Salame®, and Golden Island®. Products primarily include ready-to-eat sandwiches, sandwich components such as flame-grilled hamburgers and Philly steaks, pepperoni, bacon, breakfast sausage, turkey, lunchmeat, hot dogs, flour and corn tortilla products, appetizers, snacks, prepared meals, ethnic foods, side dishes, meat dishes, breadsticks and processed meats. Products are marketed domestically to consumer products and food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities, the military and other food processors, as well as to international export markets.
We allocate expenses related to corporate activities to the segments, except for third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC, which are included in Other.
Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended				Six Months Ended
	March 30, 2019		March 31, 2018		March 30, 2019		March 31, 2018
Sales:
Beef	$3,884		$3,681		$7,810		$7,567
Pork	1,172		1,265		2,351		2,548
Chicken	3,407		2,959		6,522		5,956
Prepared Foods	2,027		2,147		4,176		4,439
Other	277		82		420		170
Intersegment	(324)		(361)		(643)		(678)
Total sales	$10,443		$9,773		$20,636		$20,002

Operating income (loss):
Beef	$156		$92		$461		$348
Pork	100		67		195		218
Chicken	141	(a)	231		301	(a)	503
Prepared Foods	245		119	(b)	510		375	(b)
Other	(7)	(c)	(15)	(c)	(25)	(c)	(28)	(c)
Total operating income	635		494		1,442		1,416

Total other expense	107		71		201		151

Income before income taxes	$528		$423		$1,241		$1,265

(a) Chicken operating income includes $5 million and $13 million in Keystone Foods purchase accounting and acquisition related costs for the three and six months ended March 30, 2019, respectively.
(b) Prepared Foods operating income includes a $75 million impairment associated with the divestiture of non-protein business and $79 million impairment net of a realized gain associated with the divestitures of non-protein businesses for the three and six months ended March 31, 2018, respectively (see Note 2: Acquisitions and Dispositions).
(c) Other operating loss includes $6 million and $24 million in Keystone Foods purchase accounting and acquisition related costs for the three and six months ended March 30, 2019, respectively, and other third-party merger and integration costs and corporate overhead of Tyson New Ventures, LLC of $4 million for each of the three months ended March 30, 2019, and March 31, 2018, and $5 million for each of the the six months ended March 30, 2019, and March 31, 2018.
The Beef segment had sales of $100 million and $105 million in the second quarter of fiscal 2019 and 2018, respectively, and sales of $190 million and $199 million in the six months of fiscal 2019 and 2018, respectively, from transactions with other operating segments of the Company. The Pork segment had sales of $211 million and $231 million in the second quarter of fiscal 2019 and 2018, respectively, and sales of $426 million and $432 million in the six months of fiscal 2019 and 2018, respectively, from transactions with other operating segments of the Company. The Chicken segment had sales of $13 million and $25 million in the second quarter of fiscal 2019 and 2018, respectively, and sales of $27 million and $47 million in the six months of fiscal 2019 and 2018, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were included in the segment sales in the above table.
The following tables further disaggregate our sales to customers by major distribution channels (in millions):

	Three Months Ended
	March 30, 2019
	Consumer Products(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$1,811	$1,057	$573	$343	$100	$3,884
Pork	334	93	210	324	211	1,172
Chicken	1,463	1,307	155	469	13	3,407
Prepared Foods	1,190	755	20	62	—	2,027
Other	—	—	277	—	—	277
Intersegment	—	—	—	—	(324)	(324)
Total	$4,798	$3,212	$1,235	$1,198	$—	$10,443

	Six Months Ended
	March 30, 2019
	Consumer Products(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$3,662	$2,074	$1,201	$683	$190	$7,810
Pork	671	184	435	635	426	2,351
Chicken	2,835	2,437	312	911	27	6,522
Prepared Foods	2,465	1,544	44	123	—	4,176
Other	—	—	420	—	—	420
Intersegment	—	—	—	—	(643)	(643)
Total	$9,633	$6,239	$2,412	$2,352	$—	$20,636
(a) Includes sales to consumer products and food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b) Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.
(c) Includes sales to international markets related to internationally produced products or export sales of domestically produced products.
(d) Includes sales to industrial food processing companies that further process our product to sell to end consumers and any remaining sales not included in the Consumer Products, Foodservice or International categories.

NOTE 17: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of grower loans, which are substantially collateralized by the underlying assets. The remaining terms of the underlying obligations cover periods up to 10 years, and the maximum potential amount of future payments as of March 30, 2019, was not significant. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the lease term. The remaining terms of the lease maturities cover periods over the next 10 years. The maximum potential amount of the residual value guarantees is $97 million, all of which could be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At March 30, 2019, and September 29, 2018, no material liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum commitment associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum commitment as of March 30, 2019 was approximately $300 million. The total receivables under these programs were $20 million and $6 million at March 30, 2019 and September 29, 2018, respectively. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have no allowance for these programs’ estimated uncollectible receivables at March 30, 2019, and September 29, 2018.
When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Under these agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At March 30, 2019, the total amount under these types of arrangements totaled $698 million.
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

On September 2, 2016, Maplevale Farms, Inc., acting on its own behalf and a putative class of direct purchasers of poultry products, filed a class action complaint against us and certain of our poultry subsidiaries, as well as several other poultry processing companies, in the Northern District of Illinois. Subsequent to the filing of this initial complaint, additional lawsuits making similar claims on behalf of putative classes of direct and indirect purchasers were filed in the United States District Court for the Northern District of Illinois. The court consolidated the complaints, for pre-trial purposes, into actions on behalf of three different putative classes: direct purchasers, indirect purchasers/consumers and commercial/institutional indirect purchasers. These three actions are styled In re Broiler Chicken Antitrust Litigation. Several amended and consolidated complaints have been filed on behalf of each putative class. The currently operative complaints allege, among other things, that beginning in January 2008 the defendants conspired and combined to fix, raise, maintain, and stabilize the price of broiler chickens in violation of United States antitrust laws. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The complaints also allege that defendants “manipulated and artificially inflated a widely used Broiler price index, the Georgia Dock.” It is further alleged that the defendants concealed this conduct from the plaintiffs and the members of the putative classes. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. The litigation is currently in a discovery phase. Decisions on class certification and summary judgment motions likely to be filed by defendants are not expected before the latter part of calendar year 2020 under the scheduling order currently governing the case. Scheduling for trial, if necessary, will occur after rulings on class certification and any summary judgment motions. Certain putative class members have opted out of this matter and are proceeding separately, and others may do so in the future. Separately, plaintiffs notified us on April 26, 2019 that the U.S. Department of Justice issued a grand jury subpoena to them requesting discovery produced by all parties in the case.
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
On June 18, 2018, a group of plaintiffs acting on their own behalf and on behalf of a putative class of all persons and entities who indirectly purchased pork, filed a class action complaint against us and certain of our pork subsidiaries, as well as several other pork processing companies, in the federal district court for the District of Minnesota. Subsequent to the filing of the initial complaint, additional lawsuits making similar claims on behalf of putative classes of direct and indirect purchasers were also filed in the same court. The complaints allege, among other things, that beginning in January 2009 the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork and pork products in violation of United States antitrust laws. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. The direct purchaser actions and indirect purchaser actions have been consolidated for pretrial purposes. On October 23, 2018, defendants filed motions to dismiss the complaints. A hearing on the motions was held on January 28, 2019.
On April 23, 2019, a group of plaintiffs, acting on behalf of themselves and on behalf of a putative class of all persons and entities who directly sold to the named defendants any fed cattle for slaughter and all persons who transacted in live cattle futures and/or options traded on the Chicago Mercantile Exchange or another U.S. exchange, filed a class action complaint against us and our beef and pork subsidiary, Tyson Fresh Meats, Inc., as well as other beef packer defendants, in the United States District Court for the Northern District of Illinois. The plaintiffs allege that the defendants engaged in a conspiracy from January 2015 to the present to reduce fed cattle prices in violation of federal antitrust laws, the Grain Inspection, Packers and Stockyards Act of 1921, and the Commodities Exchange Act by periodically reducing their slaughter volumes so as to reduce demand for fed cattle, curtailing their purchases and slaughters of cash-purchased cattle during those same periods, coordinating their procurement practices for fed cattle settled on a cash basis, importing foreign cattle at a loss so as to reduce domestic demand, and closing and idling plants. In addition, the plaintiffs also allege the defendants colluded to manipulate live cattle futures and options traded on the Chicago Mercantile Exchange. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief.
On April 29, 2019, a group of plaintiffs, acting on behalf of themselves and on behalf of a putative class of indirect purchasers of beef for personal use filed a class action complaint against us and other beef packers, along with Agri Stats, Inc., an information services provider, in the United States District Court for the District of Minnesota. The plaintiffs allege that the packer defendants conspired to reduce slaughter capacity by closing or idling plants, limiting their purchases of cash cattle, coordinating their procurement of cash cattle, and reducing their slaughter numbers so as to reduce beef output, all in order to artificially raise prices of beef. The plaintiffs seek, among other things, damages under state antitrust and consumer protection statutes and common law of approximately 30 states, as well as injunctive relief.

Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission ("NLRC") from 1998 through July 1999. The complaint was filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines in 1995 by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In late 2004, a labor arbiter ruled against the respondents and awarded the complainants PHP3,453,664,710 (approximately US $66 million) in damages and fees. The respondents appealed the labor arbiter's ruling, and it was subsequently set aside by the NLRC in December 2006. Subsequent to the NLRC’s decision, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. While various of those appeals, motions and/or petitions were pending, The Hillshire Brands Company, on June 23, 2014, without admitting liability, filed a settlement motion requesting that the Supreme Court of the Philippines order dismissal with prejudice of all claims against it and certain other respondents in exchange for payments allocated by the court among the complainants in an amount not to exceed PHP342,287,800 (approximately US $6.5 million). Based in part on its finding that the consideration to be paid to the complainants as part of such settlement was insufficient, the Supreme Court of the Philippines denied the respondents’ settlement motion and all motions for reconsideration thereof. The Supreme Court of the Philippines also set aside as premature the NLRC’s December 2006 ruling. As a result, the cases were remanded back before the NLRC to rule on the merits of the case. On December 15, 2016, we learned that the NLRC rendered its decision on November 29, 2016, regarding the respondents’ appeals regarding the labor arbiter’s 2004 ruling in favor of the complainants. The NLRC increased the award for 4,922 of the total 5,984 complainants to PHP14,858,495,937 (approximately US $282 million). However, the NLRC approved a prior settlement reached with the group comprising approximately 18% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company agreed to pay each settling complainant PHP68,000 (approximately US $1,300). The settlement payment was made on December 21, 2016, to the NLRC, which is responsible for distributing the funds to each settling complainant. On December 27, 2016, the respondents filed motions for reconsideration with the NLRC asking that the award be set aside. The NLRC denied respondents' motions for reconsideration in a resolution received on May 5, 2017 and entered a judgment on the award on July 24, 2017. Each of Aris Philippines, Inc., Sara Lee Corporation and Sara Lee Philippines, Inc. appealed this award and sought an injunction to preclude enforcement of the award to the Philippines Court of Appeals. On November 23, 2017, the Court of Appeals granted a writ of preliminary injunction that precluded execution of the NLRC award during the pendency of the appeal. The Court of Appeals subsequently vacated the NLRC’s award on April 12, 2018. Complainants have filed motions for reconsideration with the Court of Appeals. On November 14, 2018, the Court of Appeals denied claimants’ motions for reconsideration and granted defendants’ motion to release and discharge the preliminary injunction bond. Claimants have since filed petitions for writ of certiorari with the Supreme Court of the Philippines. The Supreme Court has accepted the case for review. We continue to maintain an accrual for this matter.
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
As further described in Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies, we adopted a new accounting standard in the first quarter of fiscal 2019 which required retroactive reclassification of prior periods. Accordingly, Prepared Foods and total Company operating income for the three and six months ended March 31, 2018, were reduced by $4 million and $9 million, respectively. All prior periods have been restated to reflect this adjustment.

Overview

•
General – Our operating income of $1,442 million increased 2% for the first six months of fiscal 2019, as strong Beef and Prepared Foods results were partially offset by a decline in Pork and Chicken margins. Operating income increased 29% in the second quarter of fiscal 2019 over the second quarter of fiscal 2018 primarily due to continued strong performance in our Beef, Pork, and Prepared Foods segments. In the six months ended March 30, 2019, our results were impacted by $37 million of acquisition related costs associated with the Keystone Foods acquisition and $16 million of restructuring and related charges.

•
Market Environment - According to the United States Department of Agriculture (USDA), domestic protein production (beef, pork, chicken and turkey) increased slightly in the second quarter of fiscal 2019 compared to the same period in fiscal 2018. We continue to monitor recent trade and tariff activity and its potential impact to exports and inputs costs across all our segments. Currently, we are experiencing impacts to domestic and export prices, primarily chicken and pork, resulting from uncertainty in trade policies and increased tariffs. Additionally, all segments experienced increased operating and labor costs in the six months ended March 30, 2019. We pursue recovery of these increased costs through pricing. The Beef segment experienced strong demand and more favorable domestic market conditions associated with an increase in cattle supply. With excess domestic availability of pork products, the Pork segment experienced periods of challenging market conditions. Our Chicken segment faced challenging market conditions associated with increased domestic availability of supply and higher feed ingredient costs. Our Prepared Foods segment continued its strong performance despite experiencing reduced volumes from the divestitures of certain non-protein businesses in fiscal 2018.

•	Margins – Our total operating margin was 6.1% in the second quarter of fiscal 2019. Operating margins by segment were as follows:

•	Beef – 4.0%

•	Pork – 8.5%

•	Chicken – 4.1%

•	Prepared Foods – 12.1%

•
Liquidity – We generated $939 million of operating cash flows during the six months ended March 31, 2019. At March 30, 2019, we had approximately $1,930 million of liquidity, which included availability under our revolving credit facility after deducting amounts to backstop our commercial paper program and $360 million of cash and cash equivalents.

•
Strategy - Our strategy is to sustainably feed the world with the fastest growing protein brands. We intend to achieve our strategy as we: grow our business through differentiated capabilities; deliver ongoing financial discipline through continuous improvement; and sustain our company and our world for future generations.

•
On November 10, 2017, we acquired Original Philly, a valued added protein business. The results from operations of this business are included in the Prepared Foods and Chicken segments. On June 4, 2018, we acquired Tecumseh, a vertically integrated value-added protein business, and on August 20, 2018, we acquired assets of American Proteins, a poultry rendering and blending operation. The results from operations of these businesses are included in our Chicken segment. On November 30, 2018, we acquired Keystone Foods and its results from operations of this business are included in the Chicken segment and Other. On February 6, 2019, the Company announced it had reached a definitive agreement to acquire the Thai and European operations of BRF S.A. (“BRF”) for $340 million in cash, subject to certain adjustments. This acquisition is expected to close in our fiscal third quarter 2019. For further description of these transactions, refer to Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 2: Acquisitions and Dispositions.

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

in millions, except per share data	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net income attributable to Tyson	$426	$315	$977	$1,946
Net income attributable to Tyson – per diluted share	1.17	0.85	2.67	5.25
Second quarter – Fiscal 2019 – Net income attributable to Tyson included the following items:

•	$11 million pretax, or ($0.02) per diluted share, of Keystone Foods acquisition related costs.

•	$8 million pretax, or ($0.01) per diluted share, of restructuring and related charges.
Six months – Fiscal 2019 – Net income attributable to Tyson included the following items:

•
$37 million pretax, or ($0.08) per diluted share, of Keystone Foods purchase accounting and acquisition related costs, which included an $11 million purchase accounting adjustment for the amortization of the fair value step-up of inventory and $26 million of acquisition related costs.

•	$16 million pretax, or ($0.03) per diluted share, of restructuring and related charges.
Second quarter – Fiscal 2018 – Net income attributable to Tyson included the following items:

•	$9 million post tax, or $0.03 per diluted share, tax benefit from remeasurement of net deferred tax liabilities at lower enacted tax rates.

•	$109 million pretax, or ($0.22) per diluted share, related to one-time cash bonus to frontline employees.

•	$75 million pretax, or ($0.21) per diluted share, impairment associated with the divestiture of a non-protein business.

•	$12 million pretax, or ($0.02) per diluted share, of restructuring and related charges.
Six months – Fiscal 2018 – Net income attributable to Tyson included the following items:

•	$1,003 million post tax, or $2.71 per diluted share, tax benefit from remeasurement of net deferred tax liabilities at lower enacted tax rates.

•	$109 million pretax, or ($0.22) per diluted share, related to one-time cash bonus to frontline employees.

•	$79 million pretax, or ($0.26) per diluted share, impairment net of realized gain associated with the divestiture of non-protein businesses.

•	$31 million pretax, or ($0.06) per diluted share, of restructuring and related charges.
Summary of Results
Sales

in millions	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Sales	$10,443	$9,773	$20,636	$20,002
Change in sales volume	11.6%		7.4%
Change in average sales price	(4.8)%		(4.2)%
Sales growth	6.9%		3.2%
Second quarter – Fiscal 2019 vs Fiscal 2018

•
Sales Volume – Sales were positively impacted by an increase in sales volume which accounted for an increase of $1,137 million, primarily driven by incremental volumes from business acquisitions in our Chicken segment and Other, partially offset by business divestitures in fiscal 2018 which impacted our Prepared Foods segment.

•
Average Sales Price – Sales were negatively impacted by lower average sales prices, which accounted for a decrease of $467 million. The Pork and Chicken segments had a decrease in average sales price as a result of decreased pricing associated with lower live hog costs in the Pork segment and product mix changes from fiscal 2018 acquisitions in our Chicken segment, partially offset by an increase in average sales price in the Beef and Prepared Foods segments attributable to strong demand in the Beef segment and a more favorable product mix in our Prepared Foods segment.

•	The above amounts include a net increase of $568 million related to the inclusion of the Keystone Foods results post acquisition.

Six months – Fiscal 2019 vs Fiscal 2018

•
Sales Volume – Sales were positively impacted by an increase in sales volume, which accounted for an increase of $879 million primarily driven by incremental volumes from business acquisitions which impacted the Chicken segment and Other, partially offset by business divestitures in fiscal 2018 in our Prepared Foods segment.

•
Average Sales Price – Sales were negatively impacted by lower average sales prices, which accounted for a decrease of $245 million. The Pork and Chicken segments had a decrease in average sales price as a result of decreased pricing associated with lower live hog costs in the Pork segment and product mix changes from fiscal 2018 acquisitions in our Chicken segment, partially offset by an increase in average sales price in the Beef and Prepared Foods segments attributable to strong demand and sales in the Beef segment and a more favorable product mix in our Prepared Foods segment.

•	The above amounts include a net increase of $767 million related to the inclusion of the Keystone Foods results post acquisition.
Cost of Sales

in millions	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Cost of sales	$9,251	$8,758	$18,089	$17,544
Gross profit	$1,192	$1,015	$2,547	$2,458
Cost of sales as a percentage of sales	88.6%	89.6%	87.7%	87.7%
Second quarter – Fiscal 2019 vs Fiscal 2018

•
Cost of sales increased $493 million. Higher sales volume increased cost of sales $1,019 million while lower input cost per pound decreased cost of sales $526 million. These amounts include a net increase of $537 million related to the inclusion of Keystone Foods results from operations post acquisition.

•	The $526 million impact of lower input cost per pound was primarily driven by:

•	Decrease due to one-time cash bonus to front line employees of $108 million in the second quarter of fiscal 2018.

•	Decrease in live hog costs of approximately $90 million in our Pork segment.

•	Decrease in raw material and other input costs of approximately $30 million in our Prepared Foods segment.

•	Decrease due to an impairment charge of $75 million associated with the divestiture of a non-protein business in the second quarter of fiscal 2018.

•
Increase due to net derivative losses of $29 million in the second quarter of fiscal 2019, compared to net derivative gains of $66 million in the second quarter of fiscal 2018 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.

•	Increase of approximately $20 million in our Chicken segment related to net increases in feed ingredient costs, growout expenses and outside meat purchases.

•	Remaining decrease across all of our segments primarily driven by net impacts on average cost per pound from mix changes as well as from business acquisitions and divestitures.

•
The $1,019 million impact of higher sales volume was driven by increases in sales volume in our Beef, Pork, and Chicken segments, partially offset by a decrease in sales volume in our Prepared Foods segment.

Six months – Fiscal 2019 vs Fiscal 2018

•
Cost of sales increased $545 million. Higher sales volume increased cost of sales $1,292 million, while lower input cost per pound decreased cost of sales $747 million. These amounts include a net increase of $733 million related to the inclusion of Keystone Foods results from operations post acquisition, which also includes an $11 million purchase accounting adjustment for the fair value step-up of inventory.

•	The $747 million impact of lower input cost per pound was primarily driven by:

•	Decrease due to one-time cash bonus to front line employees of $108 million in the second quarter of fiscal 2018.

•	Decrease in live cattle costs of approximately $30 million in our Beef segment.

•	Decrease in live hog costs of approximately $110 million in our Pork segment.

•	Decrease in raw material and other input costs of approximately $25 million in our Prepared Foods segment.

•
Decrease due to impairment charges of $101 million associated with the divestiture of a non-protein business in the first six months of fiscal 2018, partially offset by a $22 million gain related to a sale of a non-protein business in the first quarter of fiscal 2018.

•
Increase due to net derivative losses of $34 million for the six months of fiscal 2019, compared to net derivative gains of $37 million for the six months of fiscal 2018 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.

•	Increase of approximately $35 million in our Chicken segment related to net increases in feed ingredient costs, growout expenses and outside meat purchases.

•	Remaining decrease across all of our segments primarily driven by net impacts on average cost per pound from mix changes as well as from business acquisitions and divestitures.

•
The $1,292 million impact of higher sales volume was driven by increases in sales volume in our Beef, Pork, and Chicken segments, partially offset by a decrease in sales volume in our Prepared Foods segment.

Selling, General and Administrative

in millions	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Selling, general and administrative expense	$557	$521	$1,105	$1,042
As a percentage of sales	5.3%	5.3%	5.4%	5.2%
Second quarter – Fiscal 2019 vs Fiscal 2018

•	Increase of $36 million in selling, general and administrative was primarily driven by:

•	Increase of $29 million related to the Keystone Foods acquisition.
Six months – Fiscal 2019 vs Fiscal 2018

•	Increase of $63 million in selling, general and administrative was primarily driven by:

•	Increase of $51 million related to the Keystone Foods acquisition.

•	Increase of $22 million in marketing, advertising, and promotion expenses.

•	Decrease of $14 million in restructuring and related charges.
Interest Expense

in millions	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Cash interest expense	$123	$88	$225	$177
Non-cash interest expense	(4)	(2)	(7)	(3)
Total interest expense	$119	$86	$218	$174
Second quarter and six months – Fiscal 2019 vs Fiscal 2018

•
Cash interest expense primarily included interest expense related to our senior notes, term loans and commercial paper and commitment/letter of credit fees incurred on our revolving credit facility. The increase in cash interest expense in fiscal 2019 was primarily due to debt issued in connection with the Keystone Foods acquisition.

Other (Income) Expense, net

in millions	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Total other (income) expense, net	$(7)	$(13)	$(10)	$(19)
Six months – Fiscal 2019

•
Included $16 million of insurance proceeds and other income and $11 million of equity earnings in joint ventures, partially offset by $19 million of net periodic pension and postretirement benefit cost primarily related to a pension plan settlement.

Six months – Fiscal 2018

•	Included $9 million of equity earnings in joint ventures and $2 million in net foreign currency exchange losses.

Effective Tax Rate

Three Months Ended		Six Months Ended
March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
18.5%	25.3%	20.9%	(54.0)%
Our effective income tax rate was 18.5% for the second quarter of fiscal 2019 compared to 25.3% for the same period of fiscal 2018, and the effective income tax rates for the six months of fiscal 2019 and 2018 were 20.9% and (54.0)%, respectively. The effective tax rates for the second quarter and six months of fiscal 2019 and 2018 reflect impacts of the Tax Act. These include a 21% statutory federal income tax rate for fiscal 2019 compared to the 24.5% statutory federal income tax rate for fiscal 2018, as well as a 2.2% and 79.3% benefit related to the remeasurement of deferred taxes in the second quarter and the six months of fiscal 2018, respectively. Additionally, the effective tax rates for the second quarter and six months of fiscal 2019 include a deferred tax benefit resulting from final transition tax regulations released in the second quarter of fiscal 2019 and a benefit due to expirations of statutes of limitations. The effective tax rates for the second quarter and six months of fiscal 2018 include the impacts of excess tax benefits associated with share-based payments to employees, the domestic production deduction and the non-deductible impairment related to the anticipated sale of non-protein businesses held for sale.
Segment Results
We operate in four segments: Beef, Pork, Chicken, and Prepared Foods. The following table is a summary of sales and operating income (loss), which is how we measure segment profit.

in millions	Sales
	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Beef	$3,884	$3,681	$7,810	$7,567
Pork	1,172	1,265	2,351	2,548
Chicken	3,407	2,959	6,522	5,956
Prepared Foods	2,027	2,147	4,176	4,439
Other	277	82	420	170
Intersegment sales	(324)	(361)	(643)	(678)
Total	$10,443	$9,773	$20,636	$20,002

in millions	Operating Income (Loss)
	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Beef	$156	$92	$461	$348
Pork	100	67	195	218
Chicken	141	231	301	503
Prepared Foods	245	119	510	375
Other	(7)	(15)	(25)	(28)
Total	$635	$494	$1,442	$1,416

Beef Segment Results

in millions	Three Months Ended			Six Months Ended
	March 30, 2019	March 31, 2018	Change	March 30, 2019	March 31, 2018	Change
Sales	$3,884	$3,681	$203	$7,810	$7,567	$243
Sales volume change			3.2%			1.1%
Average sales price change			2.3%			2.1%
Operating income	$156	$92	$64	$461	$348	$113
Operating margin	4.0%	2.5%		5.9%	4.6%
Second quarter and six months – Fiscal 2019 vs Fiscal 2018

•	Sales Volume – Sales volume increased for the six months and second quarter of fiscal 2019 due to improved availability of cattle supply and stronger demand for our beef products.

•	Average Sales Price – Average sales price increased for the six months and second quarter of fiscal 2019 as demand for our beef products remained strong.

•
Operating Income – Operating income increased for the six months and second quarter of fiscal 2019 as we continued to maximize our revenues relative to live fed cattle costs, partially offset by increased operating and labor costs. Additionally, operating income was impacted in the second quarter of fiscal 2018 by a one-time cash bonus to frontline employees of $27 million.

Pork Segment Results

in millions	Three Months Ended			Six Months Ended
	March 30, 2019	March 31, 2018	Change	March 30, 2019	March 31, 2018	Change
Sales	$1,172	$1,265	$(93)	$2,351	$2,548	$(197)
Sales volume change			1.0%			(1.3)%
Average sales price change			(8.3)%			(6.4)%
Operating income	$100	$67	$33	$195	$218	$(23)
Operating margin	8.5%	5.3%		8.3%	8.6%
Second quarter and six months – Fiscal 2019 vs Fiscal 2018

•
Sales Volume – Sales volume increased for the second quarter of fiscal 2019 due to increased domestic availability of live hogs. Sales volume decreased for the six months of fiscal 2019 as a result of balancing our supply with customer demand during a period of margin compression in the first quarter of fiscal 2019, partially offset by the increased sales volume in the second quarter of fiscal 2019.

•	Average Sales Price – The average sales price decrease for the six months and second quarter of fiscal 2019 was associated with lower livestock costs.

•
Operating Income – Operating income increased for the second quarter of fiscal 2019 as we maximized our revenues relative to the live hog markets due to operational and mix performance. Operating income for the six months of fiscal 2019 remained strong, but lower than prior year results due to periods of compressed pork margins caused by excess domestic availability of pork in the first quarter of fiscal 2019. Additionally, operating income was impacted in the second quarter of fiscal 2018 by a one-time cash bonus to frontline employees of $12 million.

Chicken Segment Results

in millions	Three Months Ended			Six Months Ended
	March 30, 2019	March 31, 2018	Change	March 30, 2019	March 31, 2018	Change
Sales	$3,407	$2,959	$448	$6,522	$5,956	$566
Sales volume change			26.2%			21.6%
Average sales price change			(11.0)%			(12.1)%
Operating income	$141	$231	$(90)	$301	$503	$(202)
Operating margin	4.1%	7.8%		4.6%	8.4%
Second quarter and six months – Fiscal 2019 vs Fiscal 2018

•	Sales Volume – Sales volume increased for the six months and second quarter of fiscal 2019 primarily due to incremental volume from business acquisitions.

•
Average Sales Price – Average sales price decreased for the six months and second quarter of fiscal 2019 due to sales mix primarily associated with the acquisition of a poultry rendering and blending business in the fourth quarter of fiscal 2018.

•
Operating Income – Operating income decreased for the six months and second quarter of fiscal 2019 due to increased operating costs, in addition to higher feed ingredient costs and current market conditions. Additionally, operating income was impacted in the second quarter of fiscal 2018 by a one-time cash bonus to frontline employees of $51 million.

Prepared Foods Segment Results

in millions	Three Months Ended			Six Months Ended
	March 30, 2019	March 31, 2018	Change	March 30, 2019	March 31, 2018	Change
Sales	$2,027	$2,147	$(120)	$4,176	$4,439	$(263)
Sales volume change			(9.5)%			(11.3)%
Average sales price change			3.9%			5.4%
Operating income	$245	$119	$126	$510	$375	$135
Operating margin	12.1%	5.5%		12.2%	8.4%
Second quarter and six months – Fiscal 2019 vs Fiscal 2018

•	Sales Volume – Sales volume decreased for the six months and second quarter of fiscal 2019 primarily from business divestitures.

•	Average Sales Price – Average sales price increased for the six months and second quarter of fiscal 2019 due to product mix which was positively impacted by business divestitures.

•
Operating Income – Operating income increased for the six months and second quarter of fiscal 2019 due to strong demand for our products, improved product mix and lower raw material costs, partially offset by increased operating and labor costs. Additionally, operating income was impacted in the second quarter of fiscal 2018 by a one-time cash bonus to frontline employees of $19 million and a $75 million impairment associated with the divestiture of non-protein business.

Other Results

in millions	Three Months Ended			Six Months Ended
	March 30, 2019	March 31, 2018	Change	March 30, 2019	March 31, 2018	Change
Sales	$277	$82	$195	$420	$170	$250
Operating loss	$(7)	$(15)	$8	$(25)	$(28)	$3
Second quarter and six months – Fiscal 2019 vs Fiscal 2018

•	Sales – Sales increased in the second quarter and six months of fiscal 2019 primarily from the Keystone Foods acquisition.

•
Operating Loss – Operating loss decreased in the second quarter and six months of fiscal 2019 primarily from better performance in our China operation, partially offset by increased third-party merger and integration costs associated with the Keystone Foods acquisition.

LIQUIDITY AND CAPITAL RESOURCES
Our cash needs for working capital, capital expenditures, growth opportunities, the repurchases of senior notes, the payment of dividends and share repurchases are expected to be met with current cash on hand, cash flows provided by operating activities, or short-term borrowings. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may take advantage of opportunities to generate additional liquidity or refinance existing debt through capital market transactions. The amount, nature and timing of any capital market transactions will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
Cash Flows from Operating Activities

in millions	Six Months Ended
	March 30, 2019	March 31, 2018
Net income	$982	$1,948
Non-cash items in net income:
Depreciation and amortization	523	459
Deferred income taxes	4	(938)
Other, net	69	132
Net changes in operating assets and liabilities	(639)	(462)
Net cash provided by operating activities	$939	$1,139

•	Deferred income taxes for the six months ended March 31, 2018, included a $1,003 million benefit related to remeasurement of net deferred income tax liabilities at newly enacted tax rates.

•	Cash flows associated with net changes in operating assets and liabilities for the six months ended:

•
March 30, 2019 – Decreased primarily due to increased inventory and decreased accounts payable and income taxes payable. The increase in inventory is primarily due to planned inventory builds. The decrease in accounts payable is primarily due to timing of sales and payments.

•
March 31, 2018 – Decreased primarily due to increased inventory and decreased accounts payable and accrued employee costs. The increase in inventory is primarily due to seasonality and planned inventory builds. The decrease in accounts payable and accrued employee costs are primarily due to timing of sales and payments.

Cash Flows from Investing Activities

in millions	Six Months Ended
	March 30, 2019	March 31, 2018
Additions to property, plant and equipment	$(656)	$(559)
(Purchases of)/Proceeds from marketable securities, net	(1)	(1)
Acquisitions, net of cash acquired	(2,141)	(226)
Proceeds from sale of business	—	125
Other, net	32	(25)
Net cash used for investing activities	$(2,766)	$(686)

•
Additions to property, plant and equipment included spending for production growth, safety and animal well-being, in addition to acquiring new equipment, infrastructure replacements and upgrades to maintain competitive standing and position us for future opportunities. We expect capital spending for fiscal 2019 to approximate $1.3 billion to $1.4 billion.

•
Acquisitions, net of cash acquired, related to the acquisition of Keystone Foods in the first quarter of fiscal 2019 and Original Philly in the first quarter of fiscal 2018. For further description refer to Part I, Item I, Notes to the Consolidated Condensed Financial Statements, Note 2: Acquisitions and Dispositions.

•
Proceeds from sale of business related to the proceeds received from sale of our Kettle business in the first quarter of fiscal 2018. For further description refer to Part I, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 2: Acquisitions and Dispositions.

Cash Flows from Financing Activities

in millions	Six Months Ended
	March 30, 2019	March 31, 2018
Proceeds from issuance of debt	$4,600	$—
Payments on debt	(1,849)	(432)
Borrowings on revolving credit facility	335	1,420
Payments on revolving credit facility	(335)	(1,420)
Proceeds from issuance of commercial paper	10,145	10,837
Repayments of commercial paper	(10,567)	(10,615)
Purchases of Tyson Class A common stock	(146)	(237)
Dividends	(269)	(216)
Stock options exercised	24	87
Other, net	(26)	—
Net cash provided by (used for) financing activities	$1,912	$(576)

•
During the six months of fiscal 2019, proceeds of $4,600 million from issuance of debt included $1,800 million proceeds from the issuance of a 364-day term loan for the initial financing of the Keystone Foods acquisition and subsequent issuance of $2,800 million senior unsecured notes which were primarily used to extinguish our 364-day term loan and to repay commercial paper obligations used to fund the Keystone Foods acquisition as well as to fund all or a portion of the purchase price for the pending acquisition of the BRF Thai and European operations.

•	During the six months of fiscal 2019, we extinguished the $1,800 million outstanding balance of our 364-day term loan using proceeds received from the issuance of debt and cash on hand.

•
During the six months of fiscal 2018, we extinguished the $427 million outstanding balance of the Term Loan Tranche B due in August 2019 using cash on hand and proceeds received from the sale of a non-protein business.

•
During the six months of fiscal 2019 and 2018, we had net repayments of $422 million and net issuances of $222 million, respectively, in unsecured short-term promissory notes (commercial paper) pursuant to our commercial paper program.

•	Purchases of Tyson Class A stock included:

•	$100 million and $180 million of shares repurchased pursuant to our share repurchase program during the six months ended March 30, 2019, and March 31, 2018, respectively.

•	$46 million and $57 million of shares repurchased to fund certain obligations under our equity compensation programs during the six months ended March 30, 2019, and March 31, 2018, respectively.

•	Dividends paid during the six months ended March 30, 2019 reflected a 25% increase to our fiscal 2018 quarterly dividend rate.
Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available at March 30, 2019
Cash and cash equivalents					$360
Short-term investments					2
Revolving credit facility	March 2023	$1,750	$—	$—	1,750
Commercial paper					(182)
Total liquidity					$1,930

•	Liquidity includes cash and cash equivalents, short-term investments, and availability under our revolving credit facility, less outstanding commercial paper balance.

•	At March 30, 2019, we had current debt of $1,564 million, which we intend to repay with cash generated from our operating activities and other liquidity sources.

•
The revolving credit facility supports our short-term funding needs and also serves to backstop our commercial paper program. We had no borrowings under the revolving credit facility at March 30, 2019.

•	We expect net interest expense to approximate $450 million for fiscal 2019.

•
Our current ratio was 1.38 to 1 and 1.13 to 1 at March 30, 2019, and September 29, 2018, respectively. The increase in fiscal 2019 is primarily due to increased inventory balance and decreased commercial paper balance.

•
At March 30, 2019, approximately $348 million of our cash was held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. We manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. We intend to repatriate excess cash (net of applicable withholding taxes) not subject to regulatory requirements and to indefinitely reinvest outside of the United States the remainder of cash held by foreign subsidiaries. We do not expect the regulatory restrictions or taxes on repatriation to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.

Capital Resources
Credit Facility
Cash flows from operating activities and cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $1.75 billion, to provide additional liquidity for working capital needs and to backstop our commercial paper program.
At March 30, 2019, amounts available for borrowing under this facility totaled $1.75 billion, before deducting amounts to backstop our commercial paper program. Our revolving credit facility is funded by a syndicate of 39 banks, with commitments ranging from $0.3 million to $123 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.
Commercial Paper Program
Our commercial paper program provides a low-cost source of borrowing to fund general corporate purposes including working capital requirements. The maximum borrowing capacity under the commercial paper program is $1 billion. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. As of March 30, 2019, $182 million was outstanding under this program with maturities of less than 15 days.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At March 30, 2019, and September 29, 2018, the ratio of our net debt to EBITDA was 2.9x and 2.4x, respectively. Refer to Part I, Item 3, EBITDA Reconciliations, for an explanation and reconciliation to comparable GAAP measures.
Credit Ratings
Revolving Credit Facility
Standard & Poor's Rating Services', a Standard & Poor's Financial Services LLC business ("S&P"), applicable rating is "BBB."
Moody’s Investor Service, Inc.'s ("Moody's") applicable rating is "Baa2." Fitch Ratings', a wholly owned subsidiary of Fimlac, S.A.
("Fitch"), applicable rating is "BBB." The below table outlines the fees paid on the unused portion of the facility (Facility Fee Rate) and letter of credit fees (Undrawn Letter of Credit Fee and Borrowing Spread) that corresponds to the applicable ratings levels from S&P, Moody's and Fitch.

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
Debt Covenants
Our revolving credit facility contains affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; make acquisitions and investments; dispose of or transfer assets; change the nature of our business; engage in certain transactions with affiliates; and enter into hedging transactions, in each case, subject to certain qualifications and exceptions. In addition, we are required to maintain minimum interest expense coverage and maximum debt-to-capitalization ratios. Our senior notes also contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens; engage in certain sale/leaseback transactions; and engage in certain consolidations, mergers and sales of assets. We were in compliance with all debt covenants at March 30, 2019.

RECENTLY ISSUED/ADOPTED ACCOUNTING PRONOUNCEMENTS
Refer to the discussion of recently issued/adopted accounting pronouncements under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies.
CRITICAL ACCOUNTING ESTIMATES
We consider accounting policies related to: contingent liabilities; marketing, advertising and promotion costs; accrued self-insurance; defined benefit pension plans; impairment of long-lived assets and definite life intangibles; impairment of goodwill and indefinite life intangible assets; and income taxes to be critical accounting estimates. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 29, 2018. Refer to Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies, for updates to our significant accounting policies during the six months ended March 30, 2019.
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
Commodities Risk: We purchase certain commodities, such as grains and livestock in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of March 30, 2019, and September 29, 2018, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis included hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value		in millions
	March 30, 2019	September 29, 2018
Livestock:
Live Cattle	$52	$12
Lean Hogs	28	4
Grain:
Corn	36	26
Soy Meal	29	26
Interest Rate Risk: At March 30, 2019, we had variable rate debt of $1,297 million with a weighted average interest rate of 2.9%. A hypothetical 10% increase in interest rates effective at March 30, 2019, and September 29, 2018, would not have a significant effect on variable interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At March 30, 2019, we had fixed-rate debt of $11,077 million with a weighted average interest rate of 4.3%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $220 million at March 30, 2019, and $207 million at September 29, 2018. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
We have $400 million total notional amount of interest rate swaps at March 30, 2019 as part of our risk management activities to hedge a portion of our exposure to changes in interest rates. A hypothetical 10% decrease in interest rates would have a minimal effect on interest expense.
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

Foreign Currency Risk: We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Australian dollar, the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Malaysian ringgit, the Mexican peso, and the Thai baht. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates related to the foreign exchange forward and option contracts would have had a $25 million and $9 million impact on pretax income at March 30, 2019, and September 29, 2018 respectively.
Concentration of Credit Risk: Refer to our market risk disclosures set forth in our 2018 Annual Report filed on Form 10-K for the year ended September 29, 2018, for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2018 Annual Report.

EBITDA Reconciliations
A reconciliation of net income to EBITDA is as follows (in millions, except ratio data):

	Six Months Ended		Fiscal Year Ended	Twelve Months Ended
	March 30, 2019	March 31, 2018	September 29, 2018	March 30, 2019

Net income	$982	$1,948	$3,027	$2,061
Less: Interest income	(7)	(4)	(7)	(10)
Add: Interest expense	218	174	350	394
Add: Income tax expense	259	(683)	(282)	660
Add: Depreciation	386	353	723	756
Add: Amortization (a)	131	101	210	240
EBITDA	$1,969	$1,889	$4,021	$4,101

Total gross debt			$9,873	$12,374
Less: Cash and cash equivalents			(270)	(360)
Less: Short-term investments			(1)	(2)
Total net debt			$9,602	$12,012

Ratio Calculations:
Gross debt/EBITDA			2.5x	3.0x
Net debt/EBITDA			2.4x	2.9x

(a)
Excludes the amortization of debt issuance and debt discount expense of $6 million and $5 million for the six months ended March 30, 2019, and March 31, 2018, respectively, $10 million for the fiscal year ended September 29, 2018, and $11 million for the twelve months ended March 30, 2019, as it is included in interest expense.

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
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of March 30, 2019, our disclosure controls and procedures were effective.
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
The Environmental Protection Bureau (“EPB”) over our Tyson Nantong poultry complex in Jiangsu Province, China, alleges that we failed to complete certain environmental protection examinations and obtain approval of an environmental impact assessment. The EPB estimates we owe approximately 2.25 million yuan (approximately U.S. $335,000) in penalties. We are cooperating with the EPB and are awaiting its final determination.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Dec. 30, 2018 to Jan. 26, 2019	73,887		$55.94	6,600		22,044,235
Jan. 27, 2019 to Mar. 2, 2019	77,660		61.45	—		22,044,235
Mar. 3, 2019 to Mar. 30, 2019	827,740		65.22	765,889		21,278,346
Total	979,287	(2)	$64.22	772,489	(3)	21,278,346

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

(2)
We purchased 206,798 shares during the period that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 202,805 shares purchased in open market transactions and 3,993 shares withheld to cover required tax withholdings on the vesting of restricted stock.

(3)	These shares were purchased during the period pursuant to our previously announced stock repurchase program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed with this report.

Exhibit No.	Exhibit Description

4.1
Supplemental Indenture, dated February 19, 2019, for the 2026 Notes (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed February 19, 2019, Commission File No. 001-14704, and incorporated herein by reference).

4.2
Form of 2026 Note (included in Exhibit 4.1) (previously filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed February 19, 2019, Commission File No. 001-14704, and incorporated herein by reference).

4.3
Supplemental Indenture, dated February 19, 2019, for the 2029 Notes (previously filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed February 19, 2019, Commission File No. 001-14704, and incorporated herein by reference).

4.4
Form of 2029 Note (included in Exhibit 4.3) (previously filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed February 19, 2019, Commission File No. 001-14704, and incorporated herein by reference).

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Shareholders' Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: May 6, 2019	/s/ Stewart Glendinning
Stewart Glendinning
Executive Vice President and Chief Financial Officer

Date: May 6, 2019	/s/ Steve Gibbs
Steve Gibbs
Senior Vice President, Controller and Chief Accounting Officer