Form 10-Q
period 2019-06-29
TYSON FOODS, INC.
filed 2019-08-05
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 29, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 29, 2019.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	294,675,917
Class B Common Stock, $0.10 Par Value (Class B stock)	70,010,355
Class B stock is not listed for trading on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis.

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Sales	$10,885	$10,051	$31,521	$30,053
Cost of Sales	9,549	8,752	27,638	26,296
Gross Profit	1,336	1,299	3,883	3,757
Selling, General and Administrative	555	502	1,660	1,544
Operating Income	781	797	2,223	2,213
Other (Income) Expense:
Interest income	(2)	(2)	(9)	(6)
Interest expense	121	89	339	263
Other, net	(62)	(13)	(72)	(32)
Total Other (Income) Expense	57	74	258	225
Income before Income Taxes	724	723	1,965	1,988
Income Tax Expense (Benefit)	43	181	302	(502)
Net Income	681	542	1,663	2,490
Less: Net Income Attributable to Noncontrolling Interests	5	1	10	3
Net Income Attributable to Tyson	$676	$541	$1,653	$2,487
Weighted Average Shares Outstanding:
Class A Basic	293	295	293	296
Class B Basic	70	70	70	70
Diluted	367	369	366	370
Net Income Per Share Attributable to Tyson:
Class A Basic	$1.90	$1.52	$4.64	$6.94
Class B Basic	$1.71	$1.37	$4.17	$6.24
Diluted	$1.84	$1.47	$4.51	$6.72
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net Income	$681	$542	$1,663	$2,490
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	4	(9)	(8)	(7)
Investments	1	(1)	2	(1)
Currency translation	(15)	(25)	18	(19)
Postretirement benefits	—	(3)	(3)	(7)
Total Other Comprehensive Income (Loss), Net of Taxes	(10)	(38)	9	(34)
Comprehensive Income	671	504	1,672	2,456
Less: Comprehensive Income Attributable to Noncontrolling Interests	5	1	10	3
Comprehensive Income Attributable to Tyson	$666	$503	$1,662	$2,453
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	June 29, 2019	September 29, 2018
Assets
Current Assets:
Cash and cash equivalents	$406	$270
Accounts receivable, net	2,452	1,723
Inventories	4,149	3,513
Other current assets	426	182
Total Current Assets	7,433	5,688
Net Property, Plant and Equipment	7,271	6,169
Goodwill	10,944	9,739
Intangible Assets, net	7,206	6,759
Other Assets	811	754
Total Assets	$33,665	$29,109

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$2,125	$1,911
Accounts payable	1,958	1,694
Other current liabilities	1,514	1,426
Total Current Liabilities	5,597	5,031
Long-Term Debt	10,461	7,962
Deferred Income Taxes	2,338	2,107
Other Liabilities	1,128	1,198
Commitments and Contingencies (Note 17)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 378 million shares	38	38
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,361	4,387
Retained earnings	13,553	12,329
Accumulated other comprehensive gain (loss)	(6)	(15)
Treasury stock, at cost – 83 million shares at June 29, 2019 and 82 million shares at September 29, 2018	(4,025)	(3,943)
Total Tyson Shareholders’ Equity	13,928	12,803
Noncontrolling Interests	213	8
Total Shareholders’ Equity	14,141	12,811
Total Liabilities and Shareholders’ Equity	$33,665	$29,109
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended				Nine Months Ended
	June 29, 2019		June 30, 2018		June 29, 2019		June 30, 2018
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance at beginning and end of period	378	$38	378	$38	378	$38	378	$38

Class B Common Stock:
Balance at beginning and end of period	70	7	70	7	70	7	70	7

Capital in Excess of Par Value:
Balance at beginning of period		4,350		4,362		4,387		4,378
Stock-based compensation		11		14		(26)		(2)
Balance at end of period		4,361		4,376		4,361		4,376

Retained Earnings:
Balance at beginning of period		13,012		11,479		12,329		9,776
Net income attributable to Tyson		676		541		1,653		2,487
Dividends		(135)		(107)		(429)		(350)
Balance at end of period		13,553		11,913		13,553		11,913

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of period		4		20		(15)		16
Other comprehensive income (loss)		(10)		(38)		9		(34)
Balance at end of period		(6)		(18)		(6)		(18)

Treasury Stock:
Balance at beginning of period	83	(3,988)	80	(3,770)	82	(3,943)	80	(3,674)
Purchase of Class A common stock	1	(79)	2	(130)	3	(225)	5	(367)
Stock-based compensation	(1)	42	—	10	(2)	143	(3)	151
Balance at end of period	83	(4,025)	82	(3,890)	83	(4,025)	82	(3,890)

Total Shareholders’ Equity Attributable to Tyson		$13,928		$12,426		$13,928		$12,426

Equity Attributable to Noncontrolling Interests:
Balance at beginning of period		$135		$20		$8		$18
Net income attributable to noncontrolling interests		5		1		10		3
Business combination and other		73		(10)		195		(10)
Total Equity Attributable to Noncontrolling Interests		$213		$11		$213		$11

Total Shareholders’ Equity		$14,141		$12,437		$14,141		$12,437
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	June 29, 2019	June 30, 2018
Cash Flows From Operating Activities:
Net income	$1,663	$2,490
Depreciation and amortization	809	697
Deferred income taxes	43	(920)
Other, net	41	160
Net changes in operating assets and liabilities	(1,021)	(503)
Cash Provided by Operating Activities	1,535	1,924
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(971)	(887)
Purchases of marketable securities	(47)	(28)
Proceeds from sale of marketable securities	46	27
Acquisitions, net of cash acquired	(2,461)	(608)
Proceeds from sale of business	—	125
Other, net	98	(52)
Cash Used for Investing Activities	(3,335)	(1,423)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	4,619	250
Payments on debt	(2,179)	(554)
Borrowings on revolving credit facility	335	1,755
Payments on revolving credit facility	(335)	(1,725)
Proceeds from issuance of commercial paper	13,060	16,549
Repayments of commercial paper	(12,970)	(16,327)
Purchases of Tyson Class A common stock	(225)	(367)
Dividends	(403)	(324)
Stock options exercised	60	97
Other, net	(30)	(1)
Cash Provided by (Used for) Financing Activities	1,932	(647)
Effect of Exchange Rate Changes on Cash	4	(2)
Increase (Decrease) in Cash and Cash Equivalents	136	(148)
Cash and Cash Equivalents at Beginning of Year	270	318
Cash and Cash Equivalents at End of Period	$406	$170
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
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly our financial position as of June 29, 2019, and the results of operations for the three and nine months ended June 29, 2019, and June 30, 2018. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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

The following reconciliations provide the effect of the reclassification of the net periodic benefit cost from operating expenses to other (income) expense in our consolidated statements of income for the three and nine months ended June 30, 2018 (in millions):

Three Months Ended June 30, 2018:	As Previously Reported	Adjustments	As Recast
Cost of Sales	$8,745	$7	$8,752
Selling, General and Administrative	$504	$(2)	$502
Operating Income	$802	$(5)	$797
Other (Income) Expense	$79	$(5)	$74

Nine Months Ended June 30, 2018:	As Previously Reported	Adjustments	As Recast
Cost of Sales	$26,276	$20	$26,296
Selling, General and Administrative	$1,550	$(6)	$1,544
Operating Income	$2,227	$(14)	$2,213
Other (Income) Expense	$239	$(14)	$225

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

NOTE 2: ACQUISITIONS AND DISPOSITIONS
Acquisitions
On June 3, 2019, we acquired the Thai and European operations of BRF S.A. ("the Thai and European operations") for $341 million, net of cash acquired, subject to certain adjustments, as a part of our growth strategy to expand offerings of value-added protein in global markets. Its results, subsequent to the acquisition closing, are included in Other for segment presentation. Certain estimated values for the acquisition, including goodwill, intangible assets, property, plant and equipment, noncontrolling interest, and deferred income taxes are not yet finalized and are subject to revision as additional information becomes available and more detailed analyses are completed. The preliminary purchase price allocation includes $304 million of net working capital, including $56 million of cash acquired, $106 million of Property, Plant and Equipment, $67 million of Goodwill, $34 million of Intangible Assets, $24 million of Other Liabilities, $15 million of Deferred Income Taxes and $75 million of Noncontrolling Interest. Intangible Assets primarily included customer relationships which will be amortized over a life of 11 years. We do not expect the goodwill to be deductible for U.S. income tax purposes.
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
The following table summarizes the preliminary purchase price allocation for Keystone Foods and fair values of the assets acquired and liabilities assumed at the acquisition date, which is subject to change pending finalization of working capital adjustments. Certain estimated values for the acquisition, including goodwill, intangible assets, inventory, property, plant and equipment, and deferred income taxes, are not yet finalized and are subject to revision as additional information becomes available and more detailed analyses are completed. The purchase price was allocated based on information currently available as of the acquisition date. During the third quarter of fiscal 2019, we recorded measurement period adjustments which increased goodwill by $4 million, consisting of a reduction to Property, Plant and Equipment of $4 million, an increase to Accounts Receivable of $3 million, an increase to Deferred Income Taxes of $2 million, an increase to Accounts Payable of $2 million and a reduction to Other Current Liabilities of $1 million.

in millions
Cash and cash equivalents	$186
Accounts receivable	106
Inventories	257
Other current assets	34
Property, Plant and Equipment	676
Goodwill	1,182
Intangible Assets	659
Other Assets	28
Current debt	(73)
Accounts payable	(208)
Other current liabilities	(99)
Long-Term Debt	(113)
Deferred Income Taxes	(178)
Other Liabilities	(8)
Noncontrolling Interests	(122)
Net assets acquired	$2,327

The fair value of identifiable intangible assets primarily consisted of customer relationships with a weighted average life of 25 years. As a result of the acquisition, we recognized a total of $1,182 million of goodwill. The purchase price was assigned to assets acquired and liabilities assumed based on their preliminary estimated fair values as of the date of acquisition, and any excess was allocated to goodwill, as shown in the table above. Goodwill represents the value we expect to achieve through the implementation of operational synergies and growth opportunities. The preliminary allocation of goodwill to our segments was $825 million and $357 million to our Chicken segment and Other, respectively. We do not expect the goodwill to be deductible for U.S. income tax purposes.

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
The acquisition of Keystone Foods was accounted for using the acquisition method of accounting and, consequently, the results of operations are reported in our consolidated financial statements from the date of acquisition. Keystone Foods sales from the date of acquisition through June 29, 2019 were $1,362 million and its results for that period were insignificant to our overall Consolidated Condensed Statements of Income.
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
On June 4, 2018, we acquired Tecumseh Poultry, LLC ("Tecumseh"), a vertically integrated value-added protein business for $382 million, net of cash acquired, as part of our strategy to grow in the high quality, branded poultry market. Its results, subsequent to the acquisition closing, are included in our Chicken segment. The purchase price allocation included $13 million of net working capital, including $1 million of cash acquired, $49 million of Property, Plant and Equipment, $227 million of Intangible Assets and $94 million of Goodwill. Intangible Assets included $193 million assigned to brands and trademarks which will be amortized over 20 years. All of the goodwill acquired is amortizable for tax purposes.
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
We completed the sale of our Sara Lee® Frozen Bakery and Van’s® businesses on July 30, 2018 for $623 million including a working capital adjustment. Prior to the sale, we recorded pretax impairment charges totaling $101 million for the nine months ended June 30, 2018, due to revised estimates of the businesses' fair value based on current expected net sales proceeds. The impairment charges were recorded in Cost of Sales in our Consolidated Condensed Statement of Income, and primarily consisted of goodwill previously classified within assets held for sale.
In the first quarter of fiscal 2018, we made the decision to sell TNT Crust, our pizza crust business, which was also included in our Prepared Foods segment, as part of our strategic focus on protein brands. We completed the sale of this business on September 2, 2018, for $57 million net of adjustments.

NOTE 3: INVENTORIES
Processed products, livestock and supplies and other are valued at the lower of cost and net realizable value. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories. At June 29, 2019, the cost of inventories was determined by either the first-in, first-out ("FIFO") method or the weighted-average method, which is consistent with the methods used at September 29, 2018.
The following table reflects the major components of inventory (in millions):

	June 29, 2019	September 29, 2018
Processed products	$2,438	$1,981
Livestock	1,140	1,006
Supplies and other	571	526
Total inventory	$4,149	$3,513

NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	June 29, 2019	September 29, 2018
Land	$184	$154
Buildings and leasehold improvements	4,662	4,115
Machinery and equipment	8,584	7,720
Land improvements and other	374	357
Buildings and equipment under construction	812	689
	14,616	13,035
Less accumulated depreciation	7,345	6,866
Net property, plant and equipment	$7,271	$6,169

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
Through June 29, 2019, $240 million of the estimated $253 million total pretax charges has been recognized. The majority of the remaining estimated charges relate to incremental costs to implement new technology.
We recognized restructuring and related charges of $15 million and $31 million for the three and nine months ended June 29, 2019, respectively, and $14 million and $45 million for the three and nine months ended June 30, 2018, respectively, associated with the Financial Fitness Program. These costs were recorded in Selling, General and Administrative in our Consolidated Condensed Statements of Income and represent incremental costs to implement new technology and accelerated depreciation of technology assets.
Our restructuring liability was $1 million and $10 million at June 29, 2019, and September 29, 2018, respectively. The change in the restructuring liability was due to payments of $9 million during the nine months ended June 29, 2019.
NOTE 6: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	June 29, 2019	September 29, 2018
Accrued salaries, wages and benefits	$587	$549
Other	927	877
Total other current liabilities	$1,514	$1,426

NOTE 7: DEBT
The major components of debt are as follows (in millions):

	June 29, 2019	September 29, 2018
Revolving credit facility	$—	$—
Commercial paper	695	605
Senior notes:
Notes due May 2019 ("2019 Notes")	—	300
2.65% Notes due August 2019	1,000	1,000
Notes due June 2020 (3.07% at 6/29/2019)	350	350
Notes due August 2020 (2.97% at 6/29/2019)	400	400
4.10% Notes due September 2020	280	281
2.25% Notes due August 2021	500	500
4.50% Senior notes due June 2022	1,000	1,000
3.90% Senior notes due September 2023	400	400
3.95% Notes due August 2024	1,250	1,250
4.00% Notes due March 2026 ("2026 Notes")	800	—
3.55% Notes due June 2027	1,350	1,350
7.00% Notes due January 2028	18	18
4.35% Notes due March 2029 ("2029 Notes")	1,000	—
6.13% Notes due November 2032	161	161
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	500	500
4.55% Notes due June 2047	750	750
5.10% Notes due September 2048 ("2048 Notes")	1,500	500
Discount on senior notes	(49)	(15)
Other	248	73
Unamortized debt issuance costs	(67)	(50)
Total debt	12,586	9,873
Less current debt	2,125	1,911
Total long-term debt	$10,461	$7,962

Revolving Credit Facility and Letters of Credit
We have a $1.75 billion revolving credit facility that supports short-term funding needs and serves as a backstop to our commercial paper program which will mature and the commitments thereunder will terminate in March 2023. Amounts available for borrowing under this facility totaled $1.75 billion at June 29, 2019, before deducting amounts to backstop our commercial paper program. At June 29, 2019, we had no outstanding borrowings and no outstanding letters of credit issued under this facility. At June 29, 2019, we had $113 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of leasing and workers’ compensation insurance programs and other legal obligations.
In the future, if any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility.
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured short-term promissory notes ("commercial paper") up to an aggregate maximum principal amount of $1 billion as of June 29, 2019. As of June 29, 2019, we had $695 million of commercial paper outstanding at a weighted average interest rate of 2.64% with maturities of less than 15 days.
2019 Notes
During the third quarter of fiscal 2019, we extinguished the $300 million outstanding balance of the Senior Notes due May 2019 using cash on hand.

2026/2029/2048 Notes
In February 2019, we issued senior unsecured notes with an aggregate principal amount of $1.8 billion, consisting of $800 million due March 2026 and $1 billion due March 2029. Additionally, we reopened the 2048 Notes issuing an additional $1 billion, bringing the aggregate principal amount outstanding on the 2048 Notes to $1.5 billion. The net proceeds from the issuances were used to repay amounts outstanding under our 364-Day Term Loan Agreement and commercial paper obligations and to fund the acquisition of the Thai and European operations. The 2026 Notes carry a fixed interest rate of 4.00% and the 2029 Notes carry a fixed interest rate of 4.35%. Interest payments on the 2026 and 2029 Notes are due semi-annually on March 1 and September 1. After the original issue discounts of $36 million, we received net proceeds of $2,764 million and incurred debt issuance costs of $26 million related to the issuances.
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
We were in compliance with all debt covenants at June 29, 2019.
NOTE 8: EQUITY
Share Repurchases
As of June 29, 2019, 20.7 million shares remained available for repurchase under our share repurchase program. The share repurchase program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans. A summary of share repurchases of our Class A stock is as follows (in millions):

	Three Months Ended				Nine Months Ended
	June 29, 2019		June 30, 2018		June 29, 2019		June 30, 2018
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	0.6	$50	1.8	$120	2.3	$150	4.1	$300
To fund certain obligations under equity compensation plans	0.4	29	0.1	10	1.1	75	0.9	67
Total share repurchases	1.0	$79	1.9	$130	3.4	$225	5.0	$367

NOTE 9: INCOME TAXES
Our effective tax rate was 6.0% and 25.0% for the third quarter of fiscal 2019 and 2018, respectively, and 15.4% and (25.3)% for the first nine months of fiscal 2019 and 2018, respectively. The effective tax rates for the third quarter and first nine months of fiscal 2019 and 2018 were impacted by state taxes. The reversal of tax reserves due to third quarter expirations of federal, state and foreign statutes of limitations reduced the effective tax rate by 17.3% and 6.4% in the third quarter and first nine months of fiscal 2019, respectively. The effective tax rates for the third quarter and first nine months of fiscal 2018 were impacted by the domestic production deduction. Additionally, the effective tax rate for the first nine months of fiscal 2018 was impacted by a 50.5% income tax benefit for the remeasurement of deferred income taxes at newly enacted tax rates as a result of the 2017 Tax Cuts and Jobs Act (the “Tax Act”) and a 1.3% income tax benefit for excess tax benefits associated with share-based payments to employees. Under the Tax Act, the statutory rate is 21% and 24.5% for fiscal 2019 and 2018, respectively.
Unrecognized tax benefits were $176 million and $308 million, at June 29, 2019 and September 29, 2018, respectively. This change is primarily due to the expiration of statutes of limitations during the third quarter of fiscal 2019. We do not expect material changes to our unrecognized tax benefits during the next twelve months.

NOTE 10: OTHER INCOME AND CHARGES
During the third quarter of fiscal 2019, we sold an investment for $79 million in net proceeds resulting in a pretax gain of $55 million, which was recorded in the Consolidated Condensed Statements of Income in Other, net.
During the first nine months of fiscal 2019, we recognized $21 million of net periodic pension and postretirement benefit cost, excluding the service cost component, and recorded the amount in the Consolidated Condensed Statements of Income in Other, net. Additionally, we recognized $17 million of equity earnings in joint ventures, which was also recorded in the Consolidated Condensed Statements of Income in Other, net.
During the first nine months of fiscal 2018, we recognized a one-time cash bonus to our hourly frontline employees of $109 million using incremental cash savings from the Tax Act, which was predominantly recorded in the Consolidated Condensed Statements of Income in Cost of Sales, and $14 million of equity earnings in joint ventures, which was recorded in the Consolidated Condensed Statements of Income in Other, net.
Additionally, in accordance with recently adopted accounting guidance, we have retrospectively recognized $5 million and $14 million of net periodic pension and postretirement benefit credit, excluding the service cost component, for the three and nine months ended June 30, 2018, respectively, and recorded the amounts in the Consolidated Condensed Statements of Income in Other, net.
NOTE 11: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Numerator:
Net income	$681	$542	$1,663	$2,490
Less: Net income attributable to noncontrolling interests	5	1	10	3
Net income attributable to Tyson	676	541	1,653	2,487
Less dividends declared:
Class A	110	88	353	289
Class B	25	19	76	61
Undistributed earnings	$541	$434	$1,224	$2,137

Class A undistributed earnings	$446	$358	$1,008	$1,762
Class B undistributed earnings	95	76	216	375
Total undistributed earnings	$541	$434	$1,224	$2,137

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	293	295	293	296
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70	70	70
Effect of dilutive securities:
Stock options, restricted stock and performance units	4	4	3	4
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	367	369	366	370

Net income per share attributable to Tyson:
Class A basic	$1.90	$1.52	$4.64	$6.94
Class B basic	$1.71	$1.37	$4.17	$6.24
Diluted	$1.84	$1.47	$4.51	$6.72
Dividends Declared Per Share:
Class A	$0.375	$0.300	$1.200	$0.975
Class B	$0.338	$0.270	$1.081	$0.878

Approximately 1 million and 3 million of our stock-based compensation shares were antidilutive for the three and nine months ended June 29, 2019, respectively. Approximately 1 million of our stock-based compensation shares were antidilutive for the three and nine months ended June 30, 2018. These shares were not included in the diluted earnings per share calculation.
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
NOTE 12: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors' Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored, using value-at-risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at June 29, 2019.
We had the following aggregated outstanding notional amounts related to our derivative financial instruments:

in millions, except soy meal tons	Metric	June 29, 2019	September 29, 2018
Commodity:
Corn	Bushels	112	112
Soy Meal	Tons	817,400	651,700
Live Cattle	Pounds	162	105
Lean Hogs	Pounds	501	39
Foreign Currency	United States dollar	$212	$89
Interest Rate Swaps	Average monthly debt	$400	$400
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
Cash Flow Hedges
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes as well as interest rates related to our variable rate debt. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant for the three and nine months ended June 29, 2019, and June 30, 2018. As of June 29, 2019, we have net pretax gains of $2 million for our commodity contracts and $3 million of pretax losses related to our interest rate swap hedges, expected to be reclassified into earnings within the next 12 months. Additionally, we have $19 million of realized losses related to treasury rate locks in connection with our 364-day term loan extinguished during the second quarter of fiscal 2019, which will be reclassified to earnings over the lives of the 2026, 2029 and 2048 Notes. During the nine months ended June 29, 2019, and June 30, 2018, we did not reclassify significant pretax gains or losses into earnings as a result of the discontinuance of cash flow hedges. The following tables set forth the pretax impact of cash flow hedge derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain (Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain (Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	June 29, 2019	June 30, 2018		June 29, 2019	June 30, 2018
Cash flow hedge – derivatives designated as hedging instruments:
Commodity contracts	$5	$(13)	Cost of Sales	$(3)	$—
Interest rate hedges	(1)	—	Interest expense	(1)	—
Total	$4	$(13)		$(4)	$—

	Gain (Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain (Loss) Reclassified from OCI to Earnings
	Nine Months Ended			Nine Months Ended
	June 29, 2019	June 30, 2018		June 29, 2019	June 30, 2018
Cash flow hedge – derivatives designated as hedging instruments:
Commodity contracts	$(2)	$(13)	Cost of sales	$(15)	$(3)
Interest rate hedges	(24)	—	Interest expense	(1)	—
Total	$(26)	$(13)		$(16)	$(3)

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

					in millions
	Consolidated Condensed Statements of Income Classification	Three Months Ended		Nine Months Ended
		June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Gain (Loss) on forwards	Cost of Sales	$8	$11	$8	$5
Gain (Loss) on purchase contract	Cost of Sales	(8)	(11)	(8)	(5)

Ineffectiveness related to fair value hedges was insignificant for the three and nine months ended June 29, 2019, and June 30, 2018.
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

		Gain (Loss) Recognized in Earnings		Gain (Loss) Recognized in Earnings
	Consolidated Condensed Statements of Income Classification	Three Months Ended		Nine Months Ended
		June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$(42)	$21	$(28)	$—
Commodity contracts	Cost of Sales	97	(58)	76	(12)
Foreign exchange contracts	Other Income/Expense	4	(1)	7	(3)
Total		$59	$(38)	$55	$(15)

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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

June 29, 2019	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$56	$—	$(30)	$26
Undesignated	—	92	—	(45)	47
Available-for-sale securities:
Current	—	1	—	—	1
Other Assets:
Available-for-sale securities:
Non-current	—	52	49	—	101
Deferred compensation assets	7	311	—	—	318
Total assets	$7	$512	$49	$(75)	$493
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$9	$—	$(5)	$4
Undesignated	—	65	—	(61)	4
Total liabilities	$—	$74	$—	$(66)	$8

September 29, 2018	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$2	$—	$(1)	$1
Undesignated	—	44	—	(19)	25
Available-for-sale securities:
Current	—	1	—	—	1
Other Assets:
Available-for-sale securities:
Non-current	—	46	51	—	97
Deferred compensation assets	21	295	—	—	316
Total assets	$21	$388	$51	$(20)	$440
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$8	$—	$(8)	$—
Undesignated	—	35	—	(30)	5
Total liabilities	$—	$43	$—	$(38)	$5
(a) Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. Additionally, at June 29, 2019, and September 29, 2018, we had $9 million and $18 million, respectively, of net cash collateral with various counterparties where master netting arrangements exist.
The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Nine Months Ended
	June 29, 2019	June 30, 2018
Balance at beginning of year	$51	$51
Total realized and unrealized gains (losses):
Included in earnings	—	—
Included in other comprehensive income (loss)	1	—
Purchases	12	14
Issuances	—	—
Settlements	(15)	(12)
Balance at end of period	$49	$53
Total gains (losses) for the nine-month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—

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
The following table sets forth our available-for-sale securities' amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	June 29, 2019			September 29, 2018
	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)
Available-for-sale securities:
Debt securities:
U.S. treasury and agency	$52	$53	$1	$48	$47	$(1)
Corporate and asset-backed	49	49	—	52	51	(1)

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. Losses on equity securities are recognized in earnings if the decline in value is judged to be other than temporary. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or will more likely than not be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no other than temporary impairment in earnings and no other than temporary losses in OCI for the three and nine months ended June 29, 2019, and June 30, 2018.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the nine months ended June 29, 2019.
In the nine months ended June 30, 2018, we recorded $101 million of impairment charges related to the expected sale of non-protein businesses held for sale, due to revised estimates of the businesses' fair value based on current expected net sales proceeds. The impairment charges were recorded in Cost of Sales in our Consolidated Condensed Statement of Income, and primarily consisted of Goodwill previously classified within Assets held for sale. Our valuation included unobservable Level 3 inputs and was based on expected sales proceeds from a competitive bidding process and ongoing discussions with potential buyers.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	June 29, 2019		September 29, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total debt	$13,294	$12,586	$9,775	$9,873

NOTE 14: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the net periodic cost for the pension and postretirement benefit plans for the three and nine months ended June 29, 2019, and June 30, 2018, are as follows (in millions):

	Pension Plans
	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Service cost	$—	$1	$1	$5
Interest cost	16	16	48	48
Expected return on plan assets	(14)	(16)	(43)	(47)
Amortization of:
Net actuarial loss	—	1	1	3
Prior service cost	1	—	1	—
Settlement loss	—	—	19	—
Net periodic cost	$3	$2	$27	$9

	Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Interest cost	$—	$—	$1	$1
Amortization of prior service credit	(1)	(6)	(6)	(18)
Net periodic credit	$(1)	$(6)	$(5)	$(17)

We had no contributions to our pension plans for the three months ended June 29, 2019 and contributed $9 million for the three months ended June 30, 2018. We contributed $12 million and $27 million to our pension plans for the nine months ended June 29, 2019 and June 30, 2018, respectively. We expect to contribute an additional $3 million during the remainder of fiscal 2019. The amount of contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements in the jurisdictions in which we operate. As a result, the actual funding in fiscal 2019 may differ from the current estimate.
NOTE 15: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended						Nine Months Ended
	June 29, 2019			June 30, 2018			June 29, 2019			June 30, 2018
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax

Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to interest expense	$1	$—	$1	$—	$—	$—	$1	$—	$1	$—	$—	$—
(Gain) loss reclassified to cost of sales	3	(2)	1	—	—	—	15	(4)	11	3	(1)	2
Unrealized gain (loss)	4	(2)	2	(13)	4	(9)	(26)	6	(20)	(13)	4	(9)

Investments:
Unrealized gain (loss)	1	—	1	(1)	—	(1)	3	(1)	2	(1)	—	(1)

Currency translation:
Translation adjustment	(15)	—	(15)	(33)	1	(32)	19	(1)	18	(27)	1	(26)
Translation loss reclassified to cost of sales	—	—	—	7	—	7	—	—	—	7	—	7

Postretirement benefits:
Unrealized gain (loss)	—	—	—	(5)	2	(3)	(28)	8	(20)	(9)	2	(7)
Pension settlement reclassified to other (income) expense	—	—	—	—	—	—	23	(6)	17	—	—	—
Total other comprehensive income (loss)	$(6)	$(4)	$(10)	$(45)	$7	$(38)	$7	$2	$9	$(40)	$6	$(34)

NOTE 16: SEGMENT REPORTING
We operate in four reportable segments: Beef, Pork, Chicken, and Prepared Foods. We measure segment profit as operating income (loss). Other primarily includes our foreign operations in Australia, China, South Korea, Malaysia, the Netherlands, Thailand and the United Kingdom, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC.
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
Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Sales:
Beef	$4,157	$3,993	$11,967	$11,560
Pork	1,323	1,197	3,674	3,745
Chicken	3,331	2,973	9,853	8,929
Prepared Foods	2,089	2,132	6,265	6,571
Other	356	75	776	245
Intersegment	(371)	(319)	(1,014)	(997)
Total sales	$10,885	$10,051	$31,521	$30,053

	Three Months Ended				Nine Months Ended
	June 29, 2019		June 30, 2018		June 29, 2019		June 30, 2018
Operating income (loss):
Beef	$270		$318		$731		$666
Pork	42		67		237		285
Chicken	230		189		531	(a)	692
Prepared Foods	229		238		739		613	(b)
Other	10	(c)	(15)	(c)	(15)	(c)	(43)	(c)
Total operating income	781		797		2,223		2,213

Total other expense	57		74		258		225

Income before income taxes	$724		$723		$1,965		$1,988
(a) Chicken operating income includes $13 million in Keystone Foods purchase accounting and acquisition related costs for the nine months ended June 29, 2019.
(b) Prepared Foods operating income includes a $79 million impairment net of a realized gain associated with the divestiture of non-protein businesses for the nine months ended June 30, 2018.
(c) Other operating results include $24 million in Keystone Foods purchase accounting and acquisition related costs for the nine months ended June 29, 2019, and other third-party merger and integration costs and corporate overhead of Tyson New Ventures, LLC of $10 million and $5 million for the three months ended June 29, 2019, and June 30, 2018, respectively, and $15 million and $13 million for the nine months ended June 29, 2019, and June 30, 2018, respectively.
The Beef segment had sales of $111 million and $112 million in the third quarter of fiscal 2019 and 2018, respectively, and sales of $301 million and $311 million in the first nine months of fiscal 2019 and 2018, respectively, from transactions with other operating segments of the Company. The Pork segment had sales of $246 million and $188 million in the third quarter of fiscal 2019 and 2018, respectively, and sales of $671 million and $620 million in the first nine months of fiscal 2019 and 2018, respectively, from transactions with other operating segments of the Company. The Chicken segment had sales of $15 million and $19 million in the third quarter of fiscal 2019 and 2018, respectively, and sales of $42 million and $66 million in the first nine months of fiscal 2019 and 2018, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were included in the segment sales in the above table.
The following tables further disaggregate our sales to customers by major distribution channels (in millions):

	Three Months Ended
	June 29, 2019
	Consumer Products(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$1,966	$1,050	$648	$382	$111	$4,157
Pork	365	110	243	360	245	1,323
Chicken	1,369	1,330	177	440	15	3,331
Prepared Foods	1,178	823	26	62	—	2,089
Other	—	—	356	—	—	356
Intersegment	—	—	—	—	(371)	(371)
Total	$4,878	$3,313	$1,450	$1,244	$—	$10,885

	Nine Months Ended
	June 29, 2019
	Consumer Products(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$5,628	$3,124	$1,849	$1,065	$301	$11,967
Pork	1,036	294	678	995	671	3,674
Chicken	4,204	3,767	489	1,351	42	9,853
Prepared Foods	3,643	2,367	70	185	—	6,265
Other	—	—	776	—	—	776
Intersegment	—	—	—	—	(1,014)	(1,014)
Total	$14,511	$9,552	$3,862	$3,596	$—	$31,521
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
NOTE 17: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of grower loans, which are substantially collateralized by the underlying assets. The remaining terms of the underlying obligations cover periods up to 10 years, and the maximum potential amount of future payments as of June 29, 2019, was not significant. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the lease term. The remaining terms of the lease maturities cover periods over the next 10 years. The maximum potential amount of the residual value guarantees is $91 million, all of which could be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At June 29, 2019, and September 29, 2018, no material liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum commitment associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum commitment as of June 29, 2019 was approximately $300 million. The total receivables under these programs were $8 million and $6 million at June 29, 2019 and September 29, 2018, respectively. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have no allowance for these programs’ estimated uncollectible receivables at June 29, 2019, and September 29, 2018.
When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Under these agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At June 29, 2019, the total amount under these types of arrangements totaled $698 million.

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
On September 2, 2016, Maplevale Farms, Inc., acting on its own behalf and a putative class of direct purchasers of poultry products, filed a class action complaint against us and certain of our poultry subsidiaries, as well as several other poultry processing companies, in the Northern District of Illinois. Subsequent to the filing of this initial complaint, additional lawsuits making similar claims on behalf of putative classes of direct and indirect purchasers were filed in the United States District Court for the Northern District of Illinois. The court consolidated the complaints, for pre-trial purposes, into actions on behalf of three different putative classes: direct purchasers, indirect purchasers/consumers and commercial/institutional indirect purchasers. The consolidated actions are styled In re Broiler Chicken Antitrust Litigation. Since the original filing, certain putative class members have opted out of the matter and are proceeding with individual direct actions making similar claims, and others may do so in the future. All opt out complaints have been filed in, or transferred to, the Northern District of Illinois and are proceeding on a coordinated pre-trial basis with the consolidated actions. The operative complaints, which have been amended throughout the litigation, allege, among other things, that beginning in January 2008 the defendants conspired and combined to fix, raise, maintain, and stabilize the price of broiler chickens in violation of United States antitrust laws. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The plaintiffs also allege that defendants “manipulated and artificially inflated a widely used Broiler price index, the Georgia Dock.” The plaintiffs further allege that the defendants concealed this conduct from the plaintiffs and the members of the putative classes. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. Decisions on class certification and summary judgment motions likely to be filed by defendants are currently expected in late calendar year 2020 and early 2021. If necessary, trial will occur after rulings on class certification and any summary judgment motions. On April 26, 2019, the plaintiffs notified us that the U.S. Department of Justice (DOJ) Antitrust Division issued a grand jury subpoena to them requesting discovery produced by all parties in the civil case. On June 21, 2019, the DOJ filed a motion to intervene and sought a limited stay of discovery in the civil action, which the court granted in part. Subsequently, we received a grand jury subpoena from the DOJ seeking additional documents and information related to the chicken industry. We are fully cooperating with the DOJ’s request. The Commonwealth of Puerto Rico, on behalf of its citizens, has also initiated a civil lawsuit against us, certain of our subsidiaries, and several other poultry processing companies alleging activities in violation of the Puerto Rican antitrust laws. This lawsuit has been transferred to the Northern District of Illinois for coordinated pre-trial proceedings.
On March 1, 2017, we received a civil investigative demand ("CID") from the Office of the Attorney General, Department of Legal Affairs, of the State of Florida. The CID requests information primarily related to possible anticompetitive conduct in connection with the Georgia Dock, a chicken products pricing index formerly published by the Georgia Department of Agriculture. We have been cooperating with the Attorney General’s office. In July 2019, the Attorney General issued a subpoena to the In re Broiler Chicken Antitrust Litigation plaintiffs requesting all information provided to the DOJ.
On June 18, 2018, a group of plaintiffs acting on their own behalf and on behalf of a putative class of all persons and entities who indirectly purchased pork, filed a class action complaint against us and certain of our pork subsidiaries, as well as several other pork processing companies, in the United States District Court for the District of Minnesota. Subsequent to the filing of the initial complaint, additional lawsuits making similar claims on behalf of putative classes of direct and indirect purchasers were also filed in the same court. The court consolidated the complaints, for pre-trial purposes, into actions on behalf of three different putative classes: direct purchasers, indirect purchasers/consumers and commercial/institutional indirect purchasers. The consolidated actions are styled In re Pork Antitrust Litigation. Since the original filing, a putative class member is proceeding with an individual direct action making similar claims, and others may do so in the future. The individual complaint has been filed in the District of Minnesota and is proceeding on a coordinated pre-trial basis with the consolidated actions. The complaints allege, among other things, that beginning in January 2009 the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork and pork products in violation of United States antitrust laws. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. On October 23, 2018, defendants filed motions to dismiss the complaints. Those motions are pending. Subsequently, the Commonwealth of Puerto Rico, on behalf of its citizens, has also initiated a civil lawsuit against us, certain of our subsidiaries, and several other pork processing companies alleging activities in violation of the Puerto Rican antitrust laws.

On April 23, 2019, a group of plaintiffs, acting on behalf of themselves and on behalf of a putative class of all persons and entities who directly sold to the named defendants any fed cattle for slaughter and all persons who transacted in live cattle futures and/or options traded on the Chicago Mercantile Exchange or another U.S. exchange, filed a class action complaint against us and our beef and pork subsidiary, Tyson Fresh Meats, Inc., as well as other beef packer defendants, in the United States District Court for the Northern District of Illinois. The plaintiffs allege that the defendants engaged in a conspiracy from January 2015 to the present to reduce fed cattle prices in violation of federal antitrust laws, the Grain Inspection, Packers and Stockyards Act of 1921, and the Commodities Exchange Act by periodically reducing their slaughter volumes so as to reduce demand for fed cattle, curtailing their purchases and slaughters of cash-purchased cattle during those same periods, coordinating their procurement practices for fed cattle settled on a cash basis, importing foreign cattle at a loss so as to reduce domestic demand, and closing and idling plants. In addition, the plaintiffs also allege the defendants colluded to manipulate live cattle futures and options traded on the Chicago Mercantile Exchange. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. This complaint was subsequently voluntarily dismissed and re-filed in the United States District Court for the District of Minnesota. Other similar lawsuits were filed by ranchers in other district courts. All actions seeking relief by ranchers and futures traders have now been transferred to the United States District Court for the District of Minnesota action and are consolidated for pre-trial proceedings as In Re Cattle Antitrust Litigation.
On April 26, 2019, a group of plaintiffs, acting on behalf of themselves and on behalf of a putative class of indirect purchasers of beef for personal use filed a class action complaint against us, other beef packers, and Agri Stats, Inc., an information services provider, in the United States District Court for the District of Minnesota. Agri-Stats was subsequently dismissed from the suit. The plaintiffs allege that the packer defendants conspired to reduce slaughter capacity by closing or idling plants, limiting their purchases of cash cattle, coordinating their procurement of cash cattle, and reducing their slaughter numbers so as to reduce beef output, all in order to artificially raise prices of beef. The plaintiffs seek, among other things, damages under state antitrust and consumer protection statutes and the common law of approximately 30 states, as well as injunctive relief. The indirect consumer purchaser litigation is styled as Peterson v. JBS USA Food Company Holdings, et al.
Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission ("NLRC") from 1998 through July 1999. The complaint was filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines in 1995 by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In late 2004, a labor arbiter ruled against the respondents and awarded the complainants PHP3,453,664,710 (approximately US $67 million) in damages and fees. The respondents appealed the labor arbiter's ruling, and it was subsequently set aside by the NLRC in December 2006. Subsequent to the NLRC’s decision, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. While various of those appeals, motions and/or petitions were pending, The Hillshire Brands Company, on June 23, 2014, without admitting liability, filed a settlement motion requesting that the Supreme Court of the Philippines order dismissal with prejudice of all claims against it and certain other respondents in exchange for payments allocated by the court among the complainants in an amount not to exceed PHP342,287,800 (approximately US $6.7 million). Based in part on its finding that the consideration to be paid to the complainants as part of such settlement was insufficient, the Supreme Court of the Philippines denied the respondents’ settlement motion and all motions for reconsideration thereof. The Supreme Court of the Philippines also set aside as premature the NLRC’s December 2006 ruling. As a result, the cases were remanded back before the NLRC to rule on the merits of the case. On December 15, 2016, we learned that the NLRC rendered its decision on November 29, 2016, regarding the respondents’ appeals regarding the labor arbiter’s 2004 ruling in favor of the complainants. The NLRC increased the award for 4,922 of the total 5,984 complainants to PHP14,858,495,937 (approximately US $290 million). However, the NLRC approved a prior settlement reached with the group comprising approximately 18% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company agreed to pay each settling complainant PHP68,000 (approximately US $1,300). The settlement payment was made on December 21, 2016, to the NLRC, which is responsible for distributing the funds to each settling complainant. On December 27, 2016, the respondents filed motions for reconsideration with the NLRC asking that the award be set aside. The NLRC denied respondents' motions for reconsideration in a resolution received on May 5, 2017 and entered a judgment on the award on July 24, 2017. Each of Aris Philippines, Inc., Sara Lee Corporation and Sara Lee Philippines, Inc. appealed this award and sought an injunction to preclude enforcement of the award to the Philippines Court of Appeals. On November 23, 2017, the Court of Appeals granted a writ of preliminary injunction that precluded execution of the NLRC award during the pendency of the appeal. The Court of Appeals subsequently vacated the NLRC’s award on April 12, 2018. Complainants have filed motions for reconsideration with the Court of Appeals. On November 14, 2018, the Court of Appeals denied claimants’ motions for reconsideration and granted defendants’ motion to release and discharge the preliminary injunction bond. Claimants have since filed petitions for writ of certiorari with the Supreme Court of the Philippines. The Supreme Court has accepted the case for review. We continue to maintain an accrual for this matter.

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
We operate in four reportable segments: Beef, Pork, Chicken, and Prepared Foods. We measure segment profit as operating income (loss). Other primarily includes our foreign operations in Australia, China, South Korea, Malaysia, the Netherlands, Thailand and the United Kingdom, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC.
As further described in Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies, we adopted a new accounting standard in the first quarter of fiscal 2019 which required retroactive reclassification of prior periods. Accordingly, operating income for the three and nine months ended June 30, 2018, were reduced by $5 million and $14 million, respectively, primarily impacting the Prepared Foods segment. All prior periods have been restated to reflect this adjustment.
Overview

•
General – Our operating income of $2,223 million was up slightly for the first nine months of fiscal 2019, as strong Beef and Prepared Foods results were partially offset by a decline in Pork and Chicken results. Operating income remained strong for the third quarter of fiscal 2019, although slightly down from prior year, primarily due to record Beef results in the third quarter of fiscal 2018. In the nine months ended June 29, 2019, our results were impacted by $37 million of acquisition related costs associated with the Keystone Foods acquisition and $31 million of restructuring and related charges.

•
Market Environment - According to the United States Department of Agriculture (USDA), domestic protein production (beef, pork, chicken and turkey) increased approximately 2% in the third quarter of fiscal 2019 compared to the same period in fiscal 2018. We continue to monitor recent trade and tariff activity and its potential impact to exports and inputs costs across all our segments. Currently, we are experiencing impacts to domestic and export prices, primarily chicken and pork, resulting from uncertainty in trade policies and increased tariffs. Additionally, all segments experienced increased operating and labor costs in the nine months ended June 29, 2019. We pursue recovery of these increased costs through pricing. The Beef segment experienced strong demand and increased live cattle costs. The Pork segment had rapidly rising livestock costs which made market conditions challenging. Our Chicken segment faced challenging market conditions associated with increased domestic availability of supply, partially offset by lower feed ingredient costs. Our Prepared Foods segment continued its strong performance due to demand, despite experiencing reduced volumes from the divestitures of certain non-protein businesses in fiscal 2018 and increased raw material costs.

•	Margins – Our total operating margin was 7.2% in the third quarter of fiscal 2019. Operating margins by segment were as follows:

•	Beef – 6.5%

•	Pork – 3.2%

•	Chicken – 6.9%

•	Prepared Foods – 11.0%

•
Liquidity – We generated $1,535 million of operating cash flows during the nine months ended June 29, 2019. At June 29, 2019, we had approximately $1,462 million of liquidity, which included availability under our revolving credit facility after deducting amounts to backstop our commercial paper program and $406 million of cash and cash equivalents.

•
Strategy - Our strategy is to sustainably feed the world with the fastest growing protein brands. We intend to achieve our strategy as we: grow our business through differentiated capabilities; deliver ongoing financial discipline through continuous improvement; and sustain our company and our world for future generations.

•
On November 10, 2017, we acquired Original Philly, a valued added protein business. The results from operations of this business are included in the Prepared Foods and Chicken segments. On June 4, 2018, we acquired Tecumseh, a vertically integrated value-added protein business, and on August 20, 2018, we acquired assets of American Proteins, a poultry rendering and blending operation. The results from operations of these businesses are included in our Chicken segment. On November 30, 2018, we acquired Keystone Foods and its results from operations are included in the Chicken segment and Other. On June 3, 2019, we acquired the Thai and European operations. The results from operations of these businesses are included in Other for segment presentation. For further description of these transactions, refer to Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 2: Acquisitions and Dispositions.

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

in millions, except per share data	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income attributable to Tyson	$676	$541	$1,653	$2,487
Net income attributable to Tyson – per diluted share	1.84	1.47	4.51	6.72
Third quarter – Fiscal 2019 – Net income attributable to Tyson included the following items:

•	$15 million pretax, or ($0.03) per diluted share, of restructuring and related charges.

•	$55 million pretax, or $0.11 per diluted share, from gain on sale of an investment.

•	$105 million post tax, or $0.29 per diluted share, from recognition of previously unrecognized tax benefit.
Nine months – Fiscal 2019 – Net income attributable to Tyson included the following items:

•
$37 million pretax, or ($0.08) per diluted share, of Keystone Foods purchase accounting and acquisition related costs, which included an $11 million purchase accounting adjustment for the amortization of the fair value step-up of inventory and $26 million of acquisition related costs.

•	$31 million pretax, or ($0.06) per diluted share, of restructuring and related charges.

•	$55 million pretax, or $0.11 per diluted share, from gain on sale of an investment.

•	$105 million post tax, or $0.29 per diluted share, from recognition of previously unrecognized tax benefit.
Third quarter – Fiscal 2018 – Net income attributable to Tyson included the following items:

•	$14 million pretax, or ($0.03) per diluted share, of restructuring and related charges.
Nine months – Fiscal 2018 – Net income attributable to Tyson included the following items:

•	$1,003 million post tax, or $2.71 per diluted share, tax benefit from remeasurement of net deferred tax liabilities at lower enacted tax rates.

•	$109 million pretax, or ($0.22) per diluted share, related to one-time cash bonus to frontline employees.

•	$79 million pretax, or ($0.26) per diluted share, impairment net of realized gain associated with the divestiture of non-protein businesses.

•	$45 million pretax, or ($0.09) per diluted share, of restructuring and related charges.

Summary of Results
Sales

in millions	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Sales	$10,885	$10,051	$31,521	$30,053
Change in sales volume	11.8%		8.8%
Change in average sales price	(3.5)%		(3.9)%
Sales growth	8.3%		4.9%
Third quarter – Fiscal 2019 vs Fiscal 2018

•
Sales Volume – Sales were positively impacted by an increase in sales volume which accounted for an increase of $1,185 million, primarily driven by incremental volumes from business acquisitions in our Chicken segment and Other, partially offset by business divestitures in fiscal 2018 which impacted our Prepared Foods segment.

•
Average Sales Price – Sales were negatively impacted by lower average sales prices, which accounted for a decrease of $351 million. The Chicken segment had a decrease in average sales price as a result of product mix changes from fiscal 2018 acquisitions, partially offset by increased average sales price in the remaining segments attributable to strong demand in our Pork and Beef segments and higher livestock and raw material costs in the Beef, Pork, and Prepared Foods segments.

•	The above amounts include a net increase of $680 million related to the impact of results from acquisitions and divestitures.
Nine months – Fiscal 2019 vs Fiscal 2018

•
Sales Volume – Sales were positively impacted by an increase in sales volume, which accounted for an increase of $2,651 million primarily driven by incremental volumes from business acquisitions which impacted the Chicken segment and Other, partially offset by business divestitures in fiscal 2018 in our Prepared Foods segment.

•
Average Sales Price – Sales were negatively impacted by lower average sales prices, which accounted for a decrease of $1,183 million. The Pork and Chicken segments had a decrease in average sales price as a result of decreased pricing associated with lower live hog costs in the first half of fiscal 2019 in the Pork segment and product mix changes from fiscal 2018 acquisitions in our Chicken segment, partially offset by an increase in average sales price in the Beef and Prepared Foods segments attributable to strong demand and sales in the Beef segment and a more favorable product mix and higher raw material costs in our Prepared Foods segment.

•	The above amounts include a net increase of $1,426 million related to the impact of results from acquisitions and divestitures.
Cost of Sales

in millions	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Cost of sales	$9,549	$8,752	$27,638	$26,296
Gross profit	$1,336	$1,299	$3,883	$3,757
Cost of sales as a percentage of sales	87.7%	87.1%	87.7%	87.5%
Third quarter – Fiscal 2019 vs Fiscal 2018

•	Cost of sales increased $797 million. This included a net increase of $638 million related to the impact of results from acquisition and divestitures.

•	For the remaining increase, higher sales volume increased cost of sales $26 million while higher input cost per pound increased cost of sales $133 million.

•	The $133 million impact of higher input cost per pound was impacted by:

•	Increase in live hog costs of approximately $235 million in our Pork segment.

•	Increase in live cattle costs of approximately $80 million in our Beef segment.

•	Increase in raw material and other input costs of approximately $50 million in our Prepared Foods segment.

•
Decrease due to net derivative gains of $103 million in the third quarter of fiscal 2019, compared to net derivative losses of $47 million in the third quarter of fiscal 2018 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.

•	Decrease of approximately $35 million in our Chicken segment related to net decreases in feed ingredient costs and growout expenses.

•	The $26 million impact of higher sales volume, excluding the impact of acquisitions and divestitures, was driven by increases in sales volume in our Beef and Pork segments.
Nine months – Fiscal 2019 vs Fiscal 2018

•	Cost of sales increased $1,342 million. This included a net increase of $1,364 million related to the impact of results from acquisitions and divestitures.

•	For the remaining offsetting decrease, lower sales volume decreased cost of sales $136 million, while higher input cost per pound increased cost of sales $114 million.

•	The $114 million impact of higher input cost per pound was impacted by:

•	Increase in live cattle costs of approximately $50 million in our Beef segment.

•	Increase in live hog costs of approximately $20 million in our Pork segment.

•	Increase in operating costs across all our segments.

•	Decrease due to one-time cash bonus to front line employees of $108 million in the second quarter of fiscal 2018.

•
Decrease due to impairment charges of $101 million associated with the divestiture of a non-protein business in the first nine months of fiscal 2018, partially offset by a $22 million gain related to a sale of a non-protein business in the first quarter of fiscal 2018.

•
Decrease due to net derivative gains of $65 million for the first nine months of fiscal 2019, compared to net derivative losses of $10 million for the first nine months of fiscal 2018 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.

•	The $136 million impact of lower sales volume, excluding the impact of acquisitions and divestitures, was driven by a decrease in sales volume in our Chicken segment.
Selling, General and Administrative

in millions	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Selling, general and administrative expense	$555	$502	$1,660	$1,544
As a percentage of sales	5.1%	5.0%	5.3%	5.1%
Third quarter – Fiscal 2019 vs Fiscal 2018

•	Increase of $53 million in selling, general and administrative was primarily driven by:

•	Increase of $21 million related to the Keystone Foods acquisition.

•	Increase of $20 million in employee costs primarily from incentive-based compensation.

•	Increase of $10 million from technology related costs.
Nine months – Fiscal 2019 vs Fiscal 2018

•	Increase of $116 million in selling, general and administrative was primarily driven by:

•	Increase of $72 million related to the Keystone Foods acquisition.

•	Increase of $20 million in employee costs primarily from incentive-based compensation.

•	Increase of $19 million in marketing, advertising, and promotion expenses.

Interest Expense

in millions	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Cash interest expense	$126	$91	$351	$268
Non-cash interest expense	(5)	(2)	(12)	(5)
Total interest expense	$121	$89	$339	$263
Third quarter and nine months – Fiscal 2019 vs Fiscal 2018

•
Cash interest expense primarily included interest expense related to our senior notes, term loans and commercial paper, in addition to commitment/letter of credit fees incurred on our revolving credit facility. The increase in cash interest expense in fiscal 2019 was primarily due to debt issued and refinanced in connection with the Keystone Foods acquisition.

Other (Income) Expense, net

in millions	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Total other (income) expense, net	$(62)	$(13)	$(72)	$(32)
Nine months – Fiscal 2019

•
Included $55 million of pretax gain on the sale of an investment in the three months ended June 29, 2019, as well as $22 million of insurance proceeds and other income and $17 million of equity earnings in joint ventures, partially offset by $26 million of net periodic pension and postretirement benefit cost primarily related to a pension plan settlement in the nine months ended June 29, 2019.

Nine months – Fiscal 2018

•	Included $14 million of equity earnings in joint ventures and $14 million of net periodic pension and postretirement benefit cost.
Effective Tax Rate

Three Months Ended		Nine Months Ended
June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
6.0%	25.0%	15.4%	(25.3)%

The effective tax rates for the third quarter and first nine months of fiscal 2019 and 2018 reflect impacts of the Tax Act including a 21% and 24.5% statutory federal income tax rate for fiscal 2019 and 2018, respectively, and a 50.5% benefit related to the remeasurement of deferred taxes in the first nine months of fiscal 2018. The third quarter and first nine months of fiscal 2018 include the domestic production deduction which was repealed by the Tax Act for years after fiscal 2018. Additionally, the effective tax rates include benefits of 17.3% and 6.4% for the third quarter and first nine months of fiscal 2019, respectively, due to expirations of federal, state and foreign statutes of limitations in the third quarter of fiscal 2019.

Segment Results
We operate in four segments: Beef, Pork, Chicken, and Prepared Foods. The following table is a summary of sales and operating income (loss), which is how we measure segment profit.

in millions	Sales
	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Beef	$4,157	$3,993	$11,967	$11,560
Pork	1,323	1,197	3,674	3,745
Chicken	3,331	2,973	9,853	8,929
Prepared Foods	2,089	2,132	6,265	6,571
Other	356	75	776	245
Intersegment sales	(371)	(319)	(1,014)	(997)
Total	$10,885	$10,051	$31,521	$30,053

in millions	Operating Income (Loss)
	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Beef	$270	$318	$731	$666
Pork	42	67	237	285
Chicken	230	189	531	692
Prepared Foods	229	238	739	613
Other	10	(15)	(15)	(43)
Total	$781	$797	$2,223	$2,213
Beef Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 29, 2019	June 30, 2018	Change	June 29, 2019	June 30, 2018	Change
Sales	$4,157	$3,993	$164	$11,967	$11,560	$407
Sales volume change			1.8%			1.3%
Average sales price change			2.3%			2.2%
Operating income	$270	$318	$(48)	$731	$666	$65
Operating margin	6.5%	8.0%		6.1%	5.8%
Third quarter and nine months – Fiscal 2019 vs Fiscal 2018

•	Sales Volume – Sales volume increased for the third quarter and first nine months of fiscal 2019 due to improved availability of cattle supply and stronger demand for our beef products.

•	Average Sales Price – Average sales price increased for the third quarter and first nine months of fiscal 2019 as demand for our beef products remained strong.

•
Operating Income – Operating income decreased for the third quarter of fiscal 2019 from record results in fiscal 2018 associated with higher fed cattle costs as well as increased operating and labor costs. Operating income increased for the first nine months of fiscal 2019 as we continued to maximize our revenues relative to live fed cattle costs, partially offset by increased operating and labor costs.

Pork Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 29, 2019	June 30, 2018	Change	June 29, 2019	June 30, 2018	Change
Sales	$1,323	$1,197	$126	$3,674	$3,745	$(71)
Sales volume change			3.1%			0.1%
Average sales price change			7.4%			(2.0)%
Operating income	$42	$67	$(25)	$237	$285	$(48)
Operating margin	3.2%	5.6%		6.5%	7.6%
Third quarter and nine months – Fiscal 2019 vs Fiscal 2018

•	Sales Volume – Sales volume increased for the third quarter of fiscal 2019 due to increased domestic availability of live hogs.

•
Average Sales Price – Average sales price decreased for the first nine months of fiscal 2019 associated with excess supply, partially offset by increased average sales price in the third quarter of fiscal 2019 as live hog costs increased.

•
Operating Income – Operating income decreased for the third quarter and first nine months of fiscal 2019 due to periods of compressed pork margins caused by excess domestic availability of pork and increased hog costs in the third quarter of fiscal 2019.

Chicken Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 29, 2019	June 30, 2018	Change	June 29, 2019	June 30, 2018	Change
Sales	$3,331	$2,973	$358	$9,853	$8,929	$924
Sales volume change			23.4%			22.2%
Average sales price change			(11.4)%			(11.8)%
Operating income	$230	$189	$41	$531	$692	$(161)
Operating margin	6.9%	6.4%		5.4%	7.8%
Third quarter and nine months – Fiscal 2019 vs Fiscal 2018

•	Sales Volume – Sales volume increased for the third quarter and first nine months of fiscal 2019 primarily due to incremental volume from business acquisitions.

•
Average Sales Price – Average sales price decreased for the third quarter and first nine months of fiscal 2019 due to sales mix primarily associated with the acquisition of a poultry rendering and blending business in the fourth quarter of fiscal 2018.

•
Operating Income – Operating income decreased for the first nine months of fiscal 2019 due to increased operating costs and market conditions, partially offset by increased results in the third quarter of fiscal 2019 which was impacted by lower feed ingredient costs including hedging results.

Prepared Foods Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 29, 2019	June 30, 2018	Change	June 29, 2019	June 30, 2018	Change
Sales	$2,089	$2,132	$(43)	$6,265	$6,571	$(306)
Sales volume change			(7.4)%			(10.1)%
Average sales price change			5.4%			5.4%
Operating income	$229	$238	$(9)	$739	$613	$126
Operating margin	11.0%	11.2%		11.8%	9.3%
Third quarter and nine months – Fiscal 2019 vs Fiscal 2018

•	Sales Volume – Sales volume decreased for the third quarter and first nine months of fiscal 2019 primarily from business divestitures.

•
Average Sales Price – Average sales price increased for the third quarter and first nine months of fiscal 2019 due to product mix which was positively impacted by business divestitures, while pricing increases in our ongoing business from the pass through of raw material costs also contributed to the increase in average sales price for the third quarter of fiscal 2019.

•
Operating Income – Operating income was relatively flat for the third quarter of fiscal 2019 as compared to the third quarter of fiscal 2018 despite increased raw material costs. Operating income increased for the first nine months of fiscal 2019 due to strong demand for our products and improved product mix, partially offset by increased operating costs. Additionally, operating income was impacted in the first nine months of fiscal 2018 by a $79 million impairment, net of realized gain, associated with the divestiture of non-protein businesses.

Other Results

in millions	Three Months Ended			Nine Months Ended
	June 29, 2019	June 30, 2018	Change	June 29, 2019	June 30, 2018	Change
Sales	$356	$75	$281	$776	$245	$531
Operating income/(loss)	$10	$(15)	$25	$(15)	$(43)	$28
Third quarter and nine months – Fiscal 2019 vs Fiscal 2018

•	Sales – Sales increased in the third quarter and first nine months of fiscal 2019 primarily from the incremental sales from the acquisitions of Keystone Foods and the Thai and European operations.

•
Operating Income/(Loss) – Operating income increased in the third quarter and operating loss decreased in the first nine months of fiscal 2019 primarily from better performance in our China operations and inclusion of results of the Keystone Foods acquisition, partially offset by increased third-party merger and integration costs associated with the Keystone Foods acquisition.

LIQUIDITY AND CAPITAL RESOURCES
Our cash needs for working capital, capital expenditures, growth opportunities, repurchases of senior notes, repayment of maturing debt, the payment of dividends and share repurchases are expected to be met with current cash on hand, cash flows provided by operating activities, or short-term borrowings. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may take advantage of opportunities to generate additional liquidity or refinance existing debt through capital market transactions. The amount, nature and timing of any capital market transactions will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
Cash Flows from Operating Activities

in millions	Nine Months Ended
	June 29, 2019	June 30, 2018
Net income	$1,663	$2,490
Non-cash items in net income:
Depreciation and amortization	809	697
Deferred income taxes	43	(920)
Other, net	41	160
Net changes in operating assets and liabilities	(1,021)	(503)
Net cash provided by operating activities	$1,535	$1,924

•	Deferred income taxes for the nine months ended June 30, 2018, included a $1,004 million benefit related to remeasurement of net deferred income tax liabilities at newly enacted tax rates.

•
Other, net for the nine months ended June 30, 2018, primarily encompassed impairments and non-cash stock compensation expense, which included $101 million of impairments related to the expected sale of a non-protein business.

•	Cash flows associated with net changes in operating assets and liabilities for the nine months ended:

•
June 29, 2019 – Decreased primarily due to increased inventory and accounts receivable and decreased income taxes payable. The increases in inventory and accounts receivable are primarily due to timing of sales and payments. The decrease in income taxes payable is primarily due to timing of payments related to the sale of non-protein businesses in fiscal 2018 and timing of other tax payments.

•
June 30, 2018 – Decreased primarily due to increased inventory and decreased accounts payable and accrued employee costs. The increase in inventory is primarily due to seasonality and planned inventory builds. The decrease in accounts payable and accrued employee costs are primarily due to timing of sales and payments.

Cash Flows from Investing Activities

in millions	Nine Months Ended
	June 29, 2019	June 30, 2018
Additions to property, plant and equipment	$(971)	$(887)
(Purchases of)/Proceeds from marketable securities, net	(1)	(1)
Acquisitions, net of cash acquired	(2,461)	(608)
Proceeds from sale of business	—	125
Other, net	98	(52)
Net cash used for investing activities	$(3,335)	$(1,423)

•
Additions to property, plant and equipment included spending for production growth, safety and animal well-being, in addition to acquiring new equipment, infrastructure replacements and upgrades to maintain competitive standing and position us for future opportunities. We expect capital spending for fiscal 2019 to approximate $1.3 billion.

•
Acquisitions, net of cash acquired, related to the acquisition of the Thai and European operations in the third quarter of fiscal 2019, Keystone Foods in the first quarter of fiscal 2019, Tecumseh in the third quarter of fiscal 2018, and Original Philly in the first quarter of fiscal 2018. For further description refer to Part I, Item I, Notes to the Consolidated Condensed Financial Statements, Note 2: Acquisitions and Dispositions.

•
Proceeds from sale of our Kettle business in the first quarter of fiscal 2018. For further description refer to Part I, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 2: Acquisitions and Dispositions.

Cash Flows from Financing Activities

in millions	Nine Months Ended
	June 29, 2019	June 30, 2018
Proceeds from issuance of debt	$4,619	$250
Payments on debt	(2,179)	(554)
Borrowings on revolving credit facility	335	1,755
Payments on revolving credit facility	(335)	(1,725)
Proceeds from issuance of commercial paper	13,060	16,549
Repayments of commercial paper	(12,970)	(16,327)
Purchases of Tyson Class A common stock	(225)	(367)
Dividends	(403)	(324)
Stock options exercised	60	97
Other, net	(30)	(1)
Net cash provided by (used for) financing activities	$1,932	$(647)

•
During the first nine months of fiscal 2019, proceeds of $4,619 million from issuance of debt included $1,800 million proceeds from the issuance of a 364-day term loan for the initial financing of the Keystone Foods acquisition and subsequent issuance of $2,800 million senior unsecured notes which were primarily used to extinguish our 364-day term loan and to repay commercial paper obligations used to fund the Keystone Foods acquisition as well as to fund all or a portion of the purchase price for the pending acquisition of the Thai and European operations.

•
During the first nine months of fiscal 2019, we extinguished the $1,800 million outstanding balance of our 364-day term loan and the $300 million outstanding balance of our May 2019 Notes using proceeds received from the issuance of debt and cash on hand.

•
During the first nine months of fiscal 2018, we extinguished the $120 million outstanding balance of the Senior Notes due May 2018 using cash on hand and extinguished the $427 million outstanding balance of the Term Loan Tranche B due in August 2019 using cash on hand and proceeds received from the sale of a non-protein business.

•
During the first nine months of fiscal 2019 and 2018, we had net issuances of $90 million and net issuances of $222 million, respectively, in unsecured short-term promissory notes (commercial paper) pursuant to our commercial paper program.

•	Purchases of Tyson Class A stock included:

•	$150 million and $300 million of shares repurchased pursuant to our share repurchase program during the nine months ended June 29, 2019, and June 30, 2018, respectively.

•	$75 million and $67 million of shares repurchased to fund certain obligations under our equity compensation programs during the nine months ended June 29, 2019, and June 30, 2018, respectively.

•	Dividends paid during the nine months ended June 29, 2019 reflected a 25% increase to our fiscal 2018 quarterly dividend rate.
Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available at June 29, 2019
Cash and cash equivalents					$406
Short-term investments					1
Revolving credit facility	March 2023	$1,750	$—	$—	1,750
Commercial paper					(695)
Total liquidity					$1,462

•	Liquidity includes cash and cash equivalents, short-term investments, and availability under our revolving credit facility, less outstanding commercial paper balance.

•	At June 29, 2019, we had current debt of $2,125 million, which we intend to refinance or repay with cash generated from our operating activities and other liquidity sources.

•
The revolving credit facility supports our short-term funding needs and also serves to backstop our commercial paper program. Our maximum borrowing under the revolving credit facility during the nine months ended June 29, 2019, was $90 million.

•	We expect net interest expense to approximate $450 million for fiscal 2019.

•
Our current ratio was 1.33 to 1 and 1.13 to 1 at June 29, 2019, and September 29, 2018, respectively. The increase in fiscal 2019 is primarily due to increased inventory and accounts receivable balances.

•
At June 29, 2019, approximately $390 million of our cash was held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. We manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. We intend to repatriate excess cash (net of applicable withholding taxes) not subject to regulatory requirements and to indefinitely reinvest outside of the United States the remainder of cash held by foreign subsidiaries. We do not expect the regulatory restrictions or taxes on repatriation to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.

Capital Resources
Credit Facility
Cash flows from operating activities and cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $1.75 billion, to provide additional liquidity for working capital needs and to backstop our commercial paper program.
At June 29, 2019, amounts available for borrowing under this facility totaled $1.75 billion, before deducting amounts to backstop our commercial paper program. Our revolving credit facility is funded by a syndicate of 39 banks, with commitments ranging from $0.3 million to $123 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.
Commercial Paper Program
Our commercial paper program provides a low-cost source of borrowing to fund general corporate purposes including working capital requirements. The maximum borrowing capacity under the commercial paper program is $1 billion. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. As of June 29, 2019, $695 million was outstanding under this program with maturities of less than 15 days.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At June 29, 2019, and September 29, 2018, the ratio of our net debt to EBITDA was 2.9x and 2.4x, respectively. Refer to Part I, Item 3, EBITDA Reconciliations, for an explanation and reconciliation to comparable GAAP measures.

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
Debt Covenants
Our revolving credit facility contains affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; make acquisitions and investments; dispose of or transfer assets; change the nature of our business; engage in certain transactions with affiliates; and enter into hedging transactions, in each case, subject to certain qualifications and exceptions. In addition, we are required to maintain minimum interest expense coverage and maximum debt-to-capitalization ratios. Our senior notes also contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens; engage in certain sale/leaseback transactions; and engage in certain consolidations, mergers and sales of assets. We were in compliance with all debt covenants at June 29, 2019.
RECENTLY ISSUED/ADOPTED ACCOUNTING PRONOUNCEMENTS
Refer to the discussion of recently issued/adopted accounting pronouncements under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies.
CRITICAL ACCOUNTING ESTIMATES
We consider accounting policies related to: contingent liabilities; marketing, advertising and promotion costs; accrued self-insurance; defined benefit pension plans; impairment of long-lived assets and definite life intangibles; impairment of goodwill and indefinite life intangible assets; and income taxes to be critical accounting estimates. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 29, 2018. Refer to Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies, for updates to our significant accounting policies during the nine months ended June 29, 2019.
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
Commodities Risk: We purchase certain commodities, such as grains and livestock in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of June 29, 2019, and September 29, 2018, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis included hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value		in millions
	June 29, 2019	September 29, 2018
Livestock:
Live Cattle	$8	$12
Lean Hogs	34	4
Grain:
Corn	38	26
Soy Meal	34	26
Interest Rate Risk: At June 29, 2019, we had variable rate debt of $1,506 million with a weighted average interest rate of 2.8%. A hypothetical 10% increase in interest rates effective at June 29, 2019, and September 29, 2018, would not have a significant effect on variable interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At June 29, 2019, we had fixed-rate debt of $11,080 million with a weighted average interest rate of 4.3%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $208 million at June 29, 2019, and $207 million at September 29, 2018. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
We have $400 million total notional amount of interest rate swaps at June 29, 2019 as part of our risk management activities to hedge a portion of our exposure to changes in interest rates. A hypothetical 10% decrease in interest rates would have a minimal effect on interest expense.
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
Foreign Currency Risk: We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Australian dollar, the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Malaysian ringgit, the Mexican peso, and the Thai baht. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates related to the foreign exchange forward and option contracts would have had a $21 million and $9 million impact on pretax income at June 29, 2019, and September 29, 2018 respectively.
Concentration of Credit Risk: Refer to our market risk disclosures set forth in our 2018 Annual Report filed on Form 10-K for the year ended September 29, 2018, for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2018 Annual Report.

EBITDA Reconciliations
A reconciliation of net income to EBITDA is as follows (in millions, except ratio data):

	Nine Months Ended		Fiscal Year Ended	Twelve Months Ended
	June 29, 2019	June 30, 2018	September 29, 2018	June 29, 2019

Net income	$1,663	$2,490	$3,027	$2,200
Less: Interest income	(9)	(6)	(7)	(10)
Add: Interest expense	339	263	350	426
Add: Income tax expense	302	(502)	(282)	522
Add: Depreciation	600	537	723	786
Add: Amortization (a)	201	153	210	258
EBITDA	$3,096	$2,935	$4,021	$4,182

Total gross debt			$9,873	$12,586
Less: Cash and cash equivalents			(270)	(406)
Less: Short-term investments			(1)	(1)
Total net debt			$9,602	$12,179

Ratio Calculations:
Gross debt/EBITDA			2.5x	3.0x
Net debt/EBITDA			2.4x	2.9x

(a)
Excludes the amortization of debt issuance and debt discount expense of $8 million and $7 million for the nine months ended June 29, 2019, and June 30, 2018, respectively, $10 million for the fiscal year ended September 29, 2018, and $11 million for the twelve months ended June 29, 2019, as it is included in interest expense.

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
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of June 29, 2019, our disclosure controls and procedures were effective.
During the third quarter of fiscal 2019, we implemented the primary phase of a new Enterprise Resource Planning system (“ERP”). The implementation will continue in additional phases over the next year. We concluded, as part of our evaluation, that the implementation of the ERP has not materially affected our internal control over financial reporting.

On November 30, 2018, the Company completed the acquisition of Keystone Foods and on June 3, 2019, the Company completed the acquisition of the Thai and European operations. See Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 2: Acquisitions and Dispositions, for a discussion of the acquisition and related financial data. The Company is in the process of integrating Keystone Foods and the Thai and European operations into the Company’s internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Excluding the Keystone Foods and the Thai and European operations acquisitions, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Refer to the description of certain legal proceedings pending against us under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 17: Commitments and Contingencies, which discussion is incorporated herein by reference. Listed below are certain additional legal proceedings involving the Company and/or its subsidiaries.
On June 6, 2019, our poultry rendering facility in Hanceville, Alabama recently acquired from American Proteins, Inc., experienced a release of partially treated wastewater that reached a nearby river and resulted in a fill kill. We took remediation efforts and are cooperating with the Alabama Department of Environmental Management in its review. We currently expect to pay a civil penalty in connection with the incident. Related suits have also been filed, which include individual and collective claims for compensatory and punitive damages against us and other defendants for alleged contamination of the local water supply, property damage, diminution in property values, loss of recreational waterway use, lost non-profit revenue and business damages. Certain plaintiffs also allege that the facility’s historical and ongoing operations constitute a nuisance under Alabama law and are also seeking injunctive relief.
On November 30, 2018, we completed the acquisition of Keystone Foods from Marfrig. At the time of closing, Keystone Foods subsidiary McKey Korea, LLC (“McKey Korea”) and three of its managers were under criminal indictment and being prosecuted in the Seoul Central District Court for The Republic of Korea. That prosecution stems from alleged violations of the Livestock Products Sanitary Control Act with respect to the method of testing for Enterohemorrhagic E. Coli employed by McKey Korea for beef patties produced in 2016 and 2017 at McKey’s Sejong City facility. The indictment also includes charges alleging the unlawful refreezing of thawed product for storage. All defendants have pled not guilty and deny all allegations. The trial is expected to conclude in early 2020. McKey Korea faces a potential criminal fine of $100,000. We have certain indemnification rights against Marfrig related to this matter.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Mar. 31, 2019 to Apr. 27, 2019	129,524		$70.33	—		21,278,346
Apr. 28, 2019 to Jun. 1, 2019	440,210		80.08	255,610		21,022,736
Jun. 2, 2019 to Jun. 29, 2019	433,787		80.43	364,350		20,658,386
Total	1,003,521	(2)	$78.97	619,960	(3)	20,658,386

(1)
On February 7, 2003, we announced our Board of Directors approved a program to repurchase up to 25 million shares of Class A common stock from time to time in open market or privately negotiated transactions. On May 3, 2012, our Board of Directors approved an increase of 35 million shares, on January 30, 2014, our Board of Directors approved an increase of 25 million shares and on February 4, 2016, our Board of Directors approved an increase of 50 million shares, authorized for repurchase under our share repurchase program. The program has no fixed or scheduled termination date.

(2)
We purchased 383,561 shares during the period that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 379,581 shares purchased in open market transactions and 3,980 shares withheld to cover required tax withholdings on the vesting of restricted stock.

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

101
The following information from our Quarterly Report on Form 10-Q for the quarter ended June 29, 2019, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Cover Page, (ii) Consolidated Condensed Statements of Income, (iii) Consolidated Condensed Statements of Comprehensive Income, (iv) Consolidated Condensed Balance Sheets, (v) Consolidated Condensed Statements of Shareholders' Equity, (vi) Consolidated Condensed Statements of Cash Flows, and (vii) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: August 5, 2019	/s/ Stewart Glendinning
Stewart Glendinning
Executive Vice President and Chief Financial Officer

Date: August 5, 2019	/s/ Steve Gibbs
Steve Gibbs
Senior Vice President, Controller and Chief Accounting Officer