Form 10-K
period 2019-09-28
TYSON FOODS, INC.
filed 2019-11-12
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the fiscal year ended	September 28, 2019

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On March 30, 2019, the aggregate market value of the registrant’s Class A Common Stock, $0.10 par value ("Class A stock"), and Class B Common Stock, $0.10 par value ("Class B stock"), held by non-affiliates of the registrant was $20,029,681,571 and $718,948, respectively. Class B stock is not publicly listed for trade on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis, so the market value was calculated based on the market price of Class A stock.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 26, 2019.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value ("Class A stock")	295,184,233
Class B Common Stock, $0.10 Par Value ("Class B stock")	70,010,355
INCORPORATION BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held February 6, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
GENERAL
Tyson Foods, Inc. and its subsidiaries (collectively, the “Company,” “we,” “us,” “our,” “Tyson Foods” or “Tyson”) (NYSE: TSN) is one of the world’s largest food companies and a recognized leader in protein. Founded in 1935 by John W. Tyson and grown under three generations of family leadership, the Company has a broad portfolio of products and brands including Tyson®, Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, Aidells®, ibp® and State Fair®. Tyson Foods innovates continually to make protein more sustainable, tailor food for everywhere it’s available and raise the world’s expectations for how much good food can do. Headquartered in Springdale, Arkansas, the Company had approximately 141,000 team members on September 28, 2019. Through its Core Values, Tyson Foods is a company of people engaged in the production of food, seeking to pursue trust and integrity, and committed to creating value for our shareholders, our customers, our team members, and our communities. We strive to be honorable and operate with integrity, be faith-friendly and inclusive, serve as stewards of the resources entrusted to us, and provide a safe work environment. Some of the key factors influencing our business are customer demand for our products; the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace; accessibility of international markets; market prices for our products; the cost and availability of live cattle and hogs, raw materials and feed ingredients; and operating efficiencies of our facilities.
We operate a fully vertically-integrated chicken production process with the majority of our production certified as no antibiotic ever (sometimes referred to as “NAE”). Our integrated operations consist of breeding stock, contract farmers, feed production, processing, further-processing, marketing and transportation of chicken and related allied products, including animal and pet food ingredients. Through our wholly-owned subsidiary, Cobb-Vantress, Inc., we are one of the leading poultry breeding stock suppliers in the world. Investing in breeding stock research and development allows us to breed into our flocks the characteristics found to be most desirable.
We also process live fed cattle and hogs and fabricate dressed beef and pork carcasses into primal and sub-primal meat cuts, case-ready beef and pork and fully-cooked meats. In addition, we derive value from allied products such as hides and variety meats sold to further processors and others.
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
In fiscal 2019, we acquired and consolidated MFG (USA) Holdings, Inc. and McKey Luxembourg Holdings S.à.r.l. (“Keystone Foods”), and the Thai and European operations of BRF S.A. ("Thai and European operations"), in furtherance of our growth strategy and expansion of our value-added protein capabilities in domestic and global markets. Keystone Foods' domestic and international results, subsequent to the acquisition closing, are included in our Chicken segment and International/Other for segment presentation, respectively. The Thai and European operations' results, subsequent to the acquisition closing, are included in International/Other for segment presentation. In fiscal 2018, we acquired Original Philly Holdings, Inc. ("Original Philly"), a value-added protein business, and the results from operation of this business are included in the Prepared Foods and Chicken segments. In fiscal 2018, we also acquired Tecumseh Poultry, LLC ("Tecumseh"), a vertically integrated value-added protein business, and the assets of American Proteins, Inc. and AMPRO Products, Inc. ("American Proteins"), a poultry rendering and blending operation, as part of our strategic expansion and sustainability initiatives. The results from operations of these businesses are included in our Chicken segment. For further description of these transactions, refer to Part II, Item 8, Notes to Consolidated Financial Statements, Note 3: Acquisitions and Dispositions.
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
As part of our commitment to innovation and growth, we have a venture capital fund focused on investing in companies developing breakthrough technologies, business models and products to sustainably feed a growing world population. The Tyson New Ventures LLC fund is used to broaden our exposure to innovative, new forms of protein and ways of sustainably producing food to complement the Company's continuing investments in innovation in our core Beef, Pork, Chicken and Prepared Foods businesses.

FINANCIAL INFORMATION OF SEGMENTS
We operate in four reportable segments: Beef, Pork, Chicken and Prepared Foods. International/Other primarily includes our foreign operations in Australia, China, South Korea, Malaysia, Mexico, the Netherlands, Thailand and the United Kingdom, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC. The contribution of each segment to net sales and operating income (loss), and the identifiable assets attributable to each segment, are set forth in Part II, Item 8, Notes to Consolidated Financial Statements, Note 17: Segment Reporting.
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
Chicken: Chicken includes our domestic operations related to raising and processing live chickens into, and purchasing raw materials for fresh, frozen and value-added chicken products, as well as sales from allied products. Our value-added chicken products primarily include breaded chicken strips, nuggets, patties and other ready-to-fix or fully cooked chicken parts. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities, the military and other food processors, as well as to international export markets. This segment also includes logistics operations to move products through our domestic supply chain and the global operations of our chicken breeding stock subsidiary.
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
Chicken: The primary raw materials used in our domestic chicken operations are corn and soybean meal used as feed and live chickens raised primarily by independent contract farmers. Our vertically-integrated chicken process begins with the grandparent breeder flocks and ends with broilers for processing. Breeder flocks (i.e., grandparents) are raised to maturity in grandparent growing and laying farms where fertile eggs are produced. Fertile eggs are incubated at the grandparent hatchery and produce pullets (i.e., parents). Pullets are sent to breeder houses, and the resulting eggs are sent to our hatcheries. Once chicks have hatched, they are sent to broiler farms. There, contract farmers care for and raise the chicks according to our standards, with advice from our technical service personnel, until the broilers reach the desired processing weight. Adult chickens are transported to processing plants where they are harvested and converted into finished products, which are then sent to distribution centers and delivered to customers.

We operate feed mills to produce scientifically-formulated feeds. In fiscal 2019, corn, soybean meal and other feed ingredients were major production costs, representing roughly 55% of our cost of growing a live chicken domestically. In addition to feed ingredients to grow the chickens, we use cooking ingredients, packaging materials and cryogenic agents. We believe our sources of supply for these materials are adequate for our present needs, and we do not anticipate any difficulty in acquiring these materials in the future.
While we produce nearly all our inventory of breeder chickens and live broilers, we also purchase ice-packed or deboned chicken to meet production and sales requirements.
Prepared Foods: The primary raw materials used in our prepared foods operations are commodity based raw materials, including beef, pork, chicken, turkey, flour, vegetables, cheese, eggs, seasonings, and other cooking ingredients. Some of these raw materials are provided by our other segments, while others may be purchased from numerous suppliers and manufacturers. We believe the sources of supply of raw materials are adequate for our present needs.
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
CUSTOMERS
Walmart Inc. accounted for 16.9% of our fiscal 2019 consolidated sales. Sales to Walmart Inc. were included in all of our segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations. No other single customer or customer group represented more than 10% of fiscal 2019 consolidated sales.
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
FOREIGN OPERATIONS
We sold products in approximately 145 countries in fiscal 2019. Major sales markets include Australia, Canada, Central America, Chile, China, the European Union, Japan, Mexico, Malaysia, the Middle East, South Korea, Taiwan and Thailand.
We have the following foreign operations:

•
Cobb-Vantress, a chicken breeding stock subsidiary, has business interests in Argentina, Brazil, China, Colombia, the Dominican Republic, India, the Netherlands, New Zealand, Peru, the Philippines, Spain, Turkey, and the United Kingdom.

•	Tyson Asia-Pacific, consists of chicken production operations in Thailand and Malaysia, and a beef production operation in Australia.

•	Tyson China-Korea, with locations in China and South Korea, consists of vertically-integrated chicken production and chicken further-processing operations.

•
Tyson Europe, sells chicken products throughout Europe produced from our other global operations and co-packer arrangements, and has chicken further processing operations in the United Kingdom and the Netherlands.

•	Godrej Tyson Foods, a joint venture in India in which we have a minority interest, is primarily a chicken processing business.

•	Tyson Mexico Trading Company, a Mexican subsidiary, sells chicken products primarily through our U.S. operations and co-packer arrangements.
We continue to evaluate growth opportunities in foreign locations. Additional information regarding export sales and long-lived assets located in foreign locations is set forth in Part II, Item 8, Notes to Consolidated Financial Statements, Note 17: Segment Reporting.

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
We work to ensure our products meet high standards of food safety and quality. In addition to our own internal Food Safety and Quality Assurance oversight and review, our beef, pork, chicken, and prepared foods products are subject to inspection prior to distribution, primarily by the USDA and the United States Food and Drug Administration ("FDA"). We are also participants in the USDA's Hazard Analysis and Critical Control Points ("HACCP") program or FDA's Hazard Analysis and Risk-Based Prevention Controls ("HARPC") program as applicable and are subject to the Sanitation Standard Operating Procedures and the Public Health Security and Bioterrorism Preparedness and Response Act of 2002. Additionally, our foreign operations are subject to various other food safety and quality assurance oversight and review.
EMPLOYEES AND LABOR RELATIONS
As of September 28, 2019, we employed approximately 141,000 employees. Approximately 122,000 employees were employed in the United States, and 19,000 employees were employed in foreign countries, primarily in Thailand and China. Approximately 34,000 employees in the United States were subject to collective bargaining agreements with various labor unions, with approximately 11% of those employees at locations either under negotiation for contract renewal or included under agreements expiring in fiscal 2020. The remaining agreements expire over the next several years. Approximately 5,000 employees in foreign countries were subject to collective bargaining agreements. We believe our overall relations with our workforce are good.
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
AVAILABILITY OF SEC FILINGS AND CORPORATE GOVERNANCE DOCUMENTS ON INTERNET WEBSITE
We maintain an internet website for investors at http://ir.tyson.com. On this website, we make available, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, iXBRL (inline eXtensible Business Reporting Language) reports, and all amendments to any of those reports, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission. Also available on the website for investors are the Corporate Governance Principles, Audit Committee charter, Compensation and Leadership Development Committee charter, Governance and Nominating Committee charter, Strategy and Acquisitions Committee charter, Code of Conduct and Whistleblower Policy. Our corporate governance documents are available in print, free of charge to any shareholder who requests them.
CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain information in this report constitutes forward-looking statements. Such forward-looking statements include, but are not limited to, current views and estimates of our outlook for fiscal 2020, other future economic circumstances, industry conditions in domestic and international markets, our performance and financial results (e.g., debt levels, return on invested capital, value-added product growth, capital expenditures, tax rates, access to foreign markets and dividend policy). These forward-looking statements are subject to a number of factors and uncertainties that could cause our actual results and experiences to differ materially from anticipated results and expectations expressed in such forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (ii) market conditions for finished products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (iii) outbreak of a livestock disease (such as African swine fever (ASF), avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an adverse effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to access certain domestic and foreign markets; (iv) the effectiveness of our financial fitness program; (v) the implementation of an enterprise resource planning system; (vi) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (vii) changes in availability and relative costs of labor and contract farmers and our ability to maintain good relationships with employees, labor unions, contract farmers and independent producers providing us livestock; (viii) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (ix) changes in consumer preference and diets and our ability to identify and react to consumer trends; (x) effectiveness of advertising and marketing programs; (xi) our ability to leverage brand value propositions; (xii) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xiii) impairment in the carrying value of our goodwill or indefinite life intangible assets; (xiv) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws; (xv) adverse results from litigation; (xvi) cyber incidents, security breaches or other disruptions of our information technology systems; (xvii) our ability to make effective acquisitions or joint ventures and successfully integrate newly acquired businesses into existing operations; (xviii) risks associated with our commodity purchasing activities; (xix) the effect of, or changes in, general economic conditions; (xx) significant marketing plan changes by large customers or loss of one or more large customers; (xxi) impacts on our operations caused by factors and forces beyond our control, such as natural disasters, fire, bioterrorism, pandemics or extreme weather; (xxii) failure to maximize or assert our intellectual property rights; (xxiii) our participation in multiemployer pension plans; (xxiv) the Tyson Limited Partnership’s ability to exercise significant control over the Company; (xxv) effects related to changes in tax rates, valuation of deferred tax assets and liabilities, or tax laws and their interpretation; (xxvi) volatility in capital markets or interest rates; (xxvii) risks associated with our failure to integrate Keystone Foods’ operations or to realize the targeted cost savings, revenues and other benefits of the acquisition; and (xxviii) those factors listed under Item 1A. “Risk Factors.”

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
Our results of operations and financial condition, as well as the selling prices for our products, are dependent upon the cost and supply of commodities and raw materials such as beef, pork, poultry, corn, soybean, packaging materials and energy and, to a lesser extent, cheese, fruit, seasoning blends, flour, corn syrup, corn oils, butter and sugar. Corn, soybean meal and other feed ingredients, for instance, represented roughly 55% of our cost of growing a live chicken in fiscal 2019.
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

The integration of recent acquisitions may be more difficult, costly or time consuming than expected, and the acquisitions may not result in any or all of the anticipated benefits, including cost synergies.
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
The integration of large businesses is complex, and requires us to devote significant management attention and incur substantial costs to integrate these businesses and Tyson’s business practices, policies, cultures and operations. This diversion of our management’s attention from day-to-day business operations and the execution and pursuit of strategic plans and initiatives could result in performance shortfalls, which could adversely impact the combined company’s business, operations and financial results. The integration process could also result in the loss of key employees, which could adversely impact the combined company’s future financial results.
Furthermore, during the integration planning process, we may encounter additional challenges and difficulties, including those related to, without limitation, managing a larger combined company; streamlining supply chains, consolidating corporate and administrative infrastructures and eliminating overlapping operations; retaining our existing vendors and customers; unanticipated issues in integrating information technology, communications and other systems; language and translation difficulties; and unforeseen and unexpected liabilities related to recent acquisitions. Delays encountered in the integration could adversely impact the business, financial condition and operations of the combined company.
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
We are engaged in a multi-year implementation of an enterprise resource planning (“ERP”) system. Such an implementation is a major undertaking from a financial, management, and personnel perspective. The implementation of the ERP system may prove to be more difficult, costly, or time consuming than expected, and there can be no assurance that this system will continue to be beneficial to the extent anticipated. Any disruptions, delays or deficiencies in the design and implementation of our new ERP system could adversely affect our ability to process orders, ship products, send invoices and track payments, fulfill contractual obligations, produce financial reports, or otherwise operate our business. As we implement our new ERP system, our exposure to system attacks may be elevated because we will be running old and new processes in parallel and must simultaneously protect both the new system and legacy systems. If we are unable to implement the ERP system smoothly or successfully, or we otherwise do not capture anticipated benefits, our business, results of operations and financial condition for future periods could be negatively impacted. Additionally, our implementation of the ERP system involves greater utilization of third-party “cloud” computing services in connection with our business operations. Problems faced by us or our third-party “cloud” computing providers, including technological or business-related disruptions, as well as cybersecurity threats, could adversely impact our business, results of operations and financial condition for future periods.
We are subject to risks associated with our international activities, which could negatively affect our sales to customers in foreign locations, as well as our operations and assets in such locations.
In fiscal 2019, we sold products to customers in approximately 145 countries. Major sales markets include Australia, Canada, Central America, China, the European Union, Japan, Malaysia, Mexico, Chile, the Middle East, the Netherlands, South Korea, Taiwan and Thailand. Our sales to customers in foreign countries for fiscal 2019 totaled $5.4 billion, of which $4.1 billion related to export sales from the United States. In addition, we had approximately $1,107 million of long-lived assets located in foreign locations, primarily Brazil, China, the European Union and New Zealand, at the end of fiscal 2019.
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

•
impact of currency exchange rate fluctuations between the United States dollar and foreign currencies, particularly the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Japanese yen, the Thai baht, the Malaysian ringgit and the Mexican peso;

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
We have approximately 141,000 employees, approximately 39,000 of whom are covered by collective bargaining agreements or are members of labor unions. Our operations depend on the availability and relative costs of labor and maintaining good relations with employees and the labor unions. If we fail to maintain good relations with our employees or with the labor unions, we may experience labor strikes or work stoppages, which could adversely affect our financial results.
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

We depend on contract farmers and independent producers to supply us with livestock.
We contract primarily with independent contract farmers to raise the live chickens and turkeys processed in our poultry operations. A majority of our cattle and hogs are purchased from independent producers who sell livestock to us under marketing contracts or on the open market. If we do not attract and maintain contracts with farmers or maintain marketing and purchasing relationships with independent producers, our production operations could be negatively affected.
If our products become contaminated, we may be subject to product liability claims and product recalls, which could adversely affect our financial results and damage our reputation.
Our products may be subject to contamination by foreign materials or disease-producing organisms or pathogens, such as Listeria monocytogenes, Salmonella and E. coli. These organisms and pathogens are found generally in the environment and there is a risk that one or more, as a result of food processing, could be present in our products. These organisms and pathogens also can be introduced to our products as a result of improper handling at the further-processing, foodservice or consumer level. These risks may be controlled, but may not be eliminated, by adherence to good manufacturing practices and finished product testing. We have little, if any, control over handling procedures once our products have been shipped for distribution. Even an inadvertent shipment of contaminated products may be a violation of law and may lead to increased risk of exposure to product liability claims, increased scrutiny and penalties, including injunctive relief and plant closings, by federal and state regulatory agencies, and adverse publicity, which could exacerbate the associated negative consumer reaction. Any of these occurrences may have an adverse effect on our financial results. In addition, we may be required to recall some of our products if they spoil, become contaminated, are tampered with or are mislabeled. A widespread product recall could result in significant losses due to the costs of a recall, the destruction of product inventory and lost sales due to the unavailability of product for a period of time. Such a product recall also could result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our products, which could have a material adverse effect on our business results and the value of our brands.
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
Goodwill and indefinite life intangible assets are initially recorded at fair value and not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise. In assessing the carrying value of goodwill and indefinite life intangible assets, we make estimates and assumptions about sales, operating margins, growth rates, royalty rates, EBITDA multiples, and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated principally using an income approach. The income approach is based on the present value of future cash flows of each reporting unit and are believed to reflect market participant views which would exist in an exit transaction. Indefinite life intangible asset valuations have been calculated principally using relief-from-royalty and excess earnings approaches and are believed to reflect market participant views which would exist in an exit transaction. Under these valuation approaches, we are required to make various judgmental assumptions about appropriate sales, operating margins, growth rates, royalty rates and discount rates, amongst other assumptions. Disruptions in global credit and other financial markets and deterioration of economic conditions, could, among other things, cause us to increase the discount rate used in the valuations. We could be required to evaluate the recoverability of goodwill and indefinite life intangible assets prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses could result in impairment charges in the future, which could be substantial.

As of September 28, 2019, we had $14.9 billion of goodwill and indefinite life intangible assets, which represented approximately 45% of total assets.
New or more stringent domestic and international government regulations could impose material costs on us and could adversely affect our business.
Our operations are subject to extensive federal, state and foreign laws and regulations by authorities that oversee food safety standards and processing, packaging, storage, distribution, advertising, labeling and export of our products. See “Environmental Regulation and Food Safety” in Item 1 of this Annual Report on Form 10-K for more information. Changes in laws or regulations that impose additional regulatory requirements on us (including the United Kingdom's potential exit from the European Union) could increase our cost of doing business or restrict our actions, causing our results of operations to be adversely affected. For example, increased governmental interest in advertising practices may result in regulations that could require us to change or restrict our advertising practices.
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
We periodically evaluate potential acquisitions, joint ventures and other initiatives, and may seek to expand our business through the acquisition of companies, processing plants, technologies, products and services. Acquisitions and joint ventures involve financial and operational risks and uncertainties, including:

•	challenges in realizing the anticipated benefits of the transaction;

•	difficulty integrating acquired businesses, technologies, operations and personnel with our existing business;

•	diversion of management attention in connection with negotiating transactions and integrating the businesses acquired;

•	difficulty identifying suitable candidates;

•	consummating a transaction on terms that are favorable to us;

•	challenges in retaining the acquired businesses' customers and key employees;

•	inability to implement and maintain consistent standards, controls, procedures and information systems;

•	exposure to unforeseen or undisclosed liabilities of acquired companies; and

•	the availability and terms of additional debt or equity financing for any transaction.
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
Our business could suffer significant setbacks in sales and operating income if our customers’ plans and/or markets change significantly or if we lost one or more of our largest customers, including, for example, Walmart Inc., which accounted for 16.9% of our sales in fiscal 2019. Our retail customers typically do not enter into written contracts, and if they do sign contracts, they generally are limited in scope and duration. There can be no assurance that significant customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past. Alternative retail channels, such as convenience stores, dollar stores, drug stores, club stores and Internet-based retailers have increased their market share.
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
Participation in Multiemployer Pension Plans could adversely affect our business.
We participate in several “multiemployer” pension plans that provide defined benefits to certain employees covered by collective bargaining agreements. These plans are typically administered by boards of trustees composed of the management of the participating companies and labor representatives. We are required to make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. Our required contributions to these funds could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these funds, inability or failure of withdrawing companies to pay their withdrawal liability, lower than expected returns on pension fund assets or other funding deficiencies. In the event that we withdraw from participation in these plans, then applicable law could require us to make additional lump-sum contributions to the plans, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability would depend on the extent of the plans' funding of vested benefits. Two of the multiemployer plans in which we participate are reported to have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability. In the event a withdrawal or partial withdrawal was to occur with respect to the multiemployer plans, the impact to our consolidated financial statements could be material.

Tyson Limited Partnership can exercise significant control.
As of September 28, 2019, Tyson Limited Partnership (the "TLP") owns 99.985% of the outstanding shares of the Company's Class B Common Stock, $0.10 par value ("Class B stock") and the TLP and members of the Tyson family own, in the aggregate, 2.15% of the outstanding shares of the Company's Class A Common Stock, $0.10 par value ("Class A stock"), giving them, collectively, control of approximately 70.97% of the total voting power of the Company's outstanding voting stock. At this time, the TLP does not have a managing general partner, as such, the management rights of the managing general partner may be exercised by a majority of the percentage interests of the general partners. As of September 28, 2019, Mr. John Tyson, Chairman of the Board of Directors, has 33.33% of the general partner percentage interests, and Ms. Barbara Tyson, a director of the Company, has 11.115% general partner percentage interests (the remaining general partnership interests are held by the Donald J. Tyson Revocable Trust (44.44%) and Harry C. Erwin, III (11.115%)). As a result of these holdings, positions and directorships, the partners in the TLP have the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our stockholders, including amendments to our restated certificate of incorporation and by-laws, the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership may also delay or prevent a change in control otherwise favored by our other stockholders and could depress our stock price. Additionally, as a result of the TLP's significant ownership of our outstanding voting stock, we are eligible for “controlled company” exemptions from certain corporate governance requirements of the New York Stock Exchange.
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
We sponsor a number of defined benefit plans for employees in the United States. The difference between plan obligations and assets, which signifies the funded status of the plans, is a significant factor in determining the net periodic benefit costs of the pension plans and our ongoing funding requirements. As of September 28, 2019, the funded status of our defined benefit pension plans was an underfunded position of $240 million, as compared to an underfunded position of $162 million at the end of fiscal 2018. Changes in interest rates and the market value of plan assets can impact the funded status of the plans and cause volatility in the net periodic benefit cost and our future funding requirements. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The following table summarizes our domestic production and distribution properties as of September 28, 2019:

	Number of Facilities(1)
	Owned	Leased	Total	Capacity(2)	Average Capacity Utilization
Beef Segment Production Facilities	12	—	12	155,000 head(3)	85%
Pork Segment Production Facilities	6	—	6	461,000 head	90%
Chicken Segment Operation Facilities	175	8	183	45 million head	87%
Prepared Foods Operation Facilities	38	2	40	76 million pounds	86%
Distribution Centers and Outside Cold Storage Facilities	23	19	42	n/a	n/a

(1)
Certain facilities produce products that are reported in multiple segments. For presentation purposes, facilities are reflected in the segment that had the majority of the facility’s production. Additionally, livestock grower farms are excluded.

(2)
Capacity per week is based on the following: Beef and Pork (six day week) and Chicken and Prepared Foods (five day week). Capacity per week at year end is also impacted by acquisitions and divestitures during fiscal 2019. Average capacity utilization is based on capacity available throughout the year.

(3)	Includes one temporarily idled plant due to the impact of a fire.
Beef: Beef plants include various phases of harvesting live cattle and fabricating beef products. We also have various plants which have rendering operations along with tanneries and hide treatment operations. The Beef segment includes three case-ready operations that share facilities with the Pork segment. One of the beef facilities contains a tallow refinery.

Pork: Pork plants include various phases of harvesting live hogs and fabricating pork products and allied products. The Pork segment includes three case-ready operations that share facilities with and are included in the Beef segment above.
Chicken: Our vertically-integrated Chicken operations facilities include processing plants, rendering plants, blending mills, feed mills, grain elevators and broiler hatcheries. The Chicken processing plants include various phases of harvesting, dressing, cutting, packaging, deboning and further-processing. We also have animal nutrition operations, which are associated with the Chicken rendering plants or within various Chicken processing facilities. The blending mills, feed mills, grain elevators and broiler hatcheries have sufficient capacity to meet the needs of the chicken growout operations. The Chicken segment includes five processing plants that share facilities with and are included in the Prepared Foods segment above.
Prepared Foods: Our Prepared Foods segment includes processing plants and a vertically-integrated turkey operation. Our Prepared Foods plants process fresh and frozen chicken, turkey, beef, pork and other raw materials into ready-to-eat sandwiches, sandwich components such as flame-grilled hamburgers and Philly steaks, pizza toppings, branded and processed meats, appetizers, prepared meals, ethnic foods, flour and corn tortilla products and meat dishes. The Prepared Foods segment includes two processing plants that share facilities with and are included in the Chicken segment above.
In addition, our International/Other foreign production operations in Asia-Pacific and China-Korea include one beef plant, 20 chicken processing plants, four feed mills and one broiler hatchery. The processing plants include various phases of harvesting, dressing, cutting, packaging, deboning and further-processing. We also have foreign production operations in Europe which include two chicken further-processing plants.
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
On June 6, 2019, our poultry rendering facility in Hanceville, Alabama, recently acquired from American Proteins, Inc., experienced a release of partially treated wastewater that reached a nearby river and resulted in a fish kill. We took remediation efforts and are cooperating with the Alabama Department of Environmental Management in its review. We currently expect to pay a civil penalty in connection with the incident. Related suits have also been filed, which include individual and collective claims for compensatory and punitive damages against us and other defendants for alleged contamination of the local water supply, property damage, diminution in property values, loss of recreational waterway use, lost non-profit revenue and business damages. Certain plaintiffs also allege that the facility’s historical and ongoing operations constitute a nuisance under Alabama law and are also seeking injunctive relief.
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
The Environmental Protection Bureau (“EPB”) over our Tyson Nantong poultry complex in Jiangsu Province, China, alleges that we failed to complete certain environmental protection examinations and obtain approval of an environmental impact assessment. The EPB estimates we owe approximately 2.25 million yuan (approximately U.S. $316,000) in penalties. We are cooperating with the EPB and are awaiting its final determination.

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
Other Matters: As of September 28, 2019, we had approximately 141,000 employees and, at any time, have various employment practices matters outstanding. In the aggregate, these matters are significant to the Company, and we devote significant resources to managing employment issues. Additionally, we are subject to other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on our consolidated results of operations or financial position.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Each of our executive officers serve one-year terms from the date of their election, or until their successors are appointed and qualified. Chairman of the Board of Directors John Tyson is the father of Chief Sustainability Officer John R. Tyson and nephew of Director Barbara A. Tyson. No other family relationships exist among these officers. The name, title, age (as of September 28, 2019) and calendar year of initial election to executive office of our executive officers are listed below:

Name	Title	Age	Year Elected Executive Officer
John Tyson	Chairman of the Board of Directors	66	2011
Steve Gibbs	Senior Vice President, Controller and Chief Accounting Officer	46	2018
Stewart Glendinning	Executive Vice President and Chief Financial Officer	54	2017
Donnie King	Group President International and Chief Administration Officer	57	2019
Chad Martin	Group President Poultry	45	2019
Mary Oleksiuk	Executive Vice President and Chief Human Resources Officer	57	2014
Noelle O'Mara	Group President Prepared Foods	40	2019
Doug Ramsey	President Global McDonald's Business	50	2017
Scott Rouse	Executive Vice President and Chief Customer Officer	56	2017
Scott Spradley	Executive Vice President and Chief Technology Officer	54	2017
Stephen Stouffer	Group President Fresh Meats	59	2013
Amy Tu	Executive Vice President and General Counsel	52	2017
John R. Tyson	Chief Sustainability Officer	29	2019
Noel White	President and Chief Executive Officer	61	2009
Justin Whitmore	Executive Vice President Alternative Proteins	37	2017

John Tyson has served as Chairman of the Board of Directors since 1998 and was previously Chief Executive Officer of the Company from 2001 until 2006. Mr. Tyson was initially employed by the Company in 1973.
Steve Gibbs was appointed Senior Vice President, Controller and Chief Accounting Officer in December 2018. Mr Gibbs previously served as the Chief Accounting Officer at Keurig Green Mountain, Inc.
Stewart Glendinning was appointed Executive Vice President and Chief Financial Officer in February 2018 after serving as Executive Vice President since his initial employment by the Company in December 2017.
Donnie King was appointed Group President International and Chief Administration Officer in February 2019 after serving as Group President, International since January 2019. Mr. King previously served as President North American Operations from 2015 to 2016 and President of North American Operations and Foodservice in 2014. Mr. King was initially employed by Valmac Industries in 1982. Valmac Industries was acquired by the Company in 1984. Mr. King was self-employed from 2016 to February 2019 before returning to the Company.
Chad Martin was appointed Group President, Poultry in January 2019 after serving as Senior Vice President and General Manager Beef Enterprise since 2017, having previously served as Vice President Beef Operations Specialist since 2016, and having previously served as Senior Director FSQA since 2007. Mr. Martin was initially employed by IBP, inc. ("IBP") in 1998. IBP was acquired by the Company in 2001.
Mary Oleksiuk was appointed Executive Vice President and Chief Human Resources Officer in 2014. Ms. Oleksiuk previously served as Senior Vice President, Chief Human Resources Officer for The Hillshire Brands Company since 2012. The Hillshire Brands Company was acquired by the Company in 2014.
Noelle O'Mara was appointed Group President, Prepared Foods in August 2019, after serving as Chief Marketing Officer since April 2019, having previously served as General Manager and Senior Vice President, Tyson Brands Deli and Innovation since 2018, Senior Vice President and General Manager Jimmy Dean Brands since 2017 and Vice President Emerging Brands Innovation since joining the company in 2016. Ms. O'Mara was employed at Kraft Foods Group prior to joining the Company.
Doug Ramsey was appointed Group President, Global McDonald's Business in January 2019, after serving as Group President, Poultry since 2017. Mr. Ramsey previously served as Senior Vice President Big Bird/Fowl since 2014, and Senior Vice President and GM Value-Added since 2011. Mr. Ramsey was initially employed by the Company in 1992.
Scott Rouse was appointed Executive Vice President and Chief Customer Officer in 2014, after serving as Senior Vice President Customer Development since 2006. Mr. Rouse was initially employed by the Company in 2004.
Scott Spradley was appointed Executive Vice President and Chief Technology Officer in 2017. Mr. Spradley was employed by Hewlett Packard Enterprise prior to joining the Company.
Stephen R. Stouffer was appointed Group President, Fresh Meats in October 2018, after serving as President, Fresh Meats since 2013, and Senior Vice President, Beef Margin Management since 2012. Mr. Stouffer was initially employed by IBP in 1982.
Amy Tu was appointed Executive Vice President and General Counsel in December 2017. Ms. Tu was employed by The Boeing Company prior to joining the Company.
John R. Tyson was appointed Chief Sustainability Officer in September 2019, after serving as Director, Office of the Chief Executive Officer since May 2019. Mr. Tyson has been an observer at the Company’s board of directors’ meetings since 2014. He is also a lecturer at the Sam M. Walton School of Business at the University of Arkansas. He was employed by J.P. Morgan as a private equity and venture capital investor prior to joining the Company.
Noel White was appointed President and Chief Executive Officer in 2018, after serving as Group President, Fresh Meats and International and Chief Operations Officer, each in 2017, President, Poultry since 2013, and Senior Group Vice President, Fresh Meats since 2009. Mr. White was initially employed by IBP in 1983.
Justin Whitmore, our Chief Sustainability Officer since his initial employment with the Company in May 2017, was appointed Executive Vice President Alternative Proteins in February 2019, after serving as Executive Vice President Continuous Improvement since 2018, after serving as Executive Vice President Corporate Strategy since December 2017, and Senior Vice President Corporate Strategy since August 2017. Mr Whitmore was employed by McKinsey & Company prior to joining the Company.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We have issued and outstanding two classes of capital stock, Class A stock and Class B stock. Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share and holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of October 26, 2019, there were approximately 21,000 holders of record of our Class A stock and six holders of record of our Class B stock.
DIVIDENDS
Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. In fiscal 2019, the annual dividend rate for Class A stock was $1.50 per share and the annual dividend rate for Class B stock was $1.35 per share. Effective November 11, 2019, the Board of Directors increased the quarterly dividend previously declared on August 8, 2019, to $0.42 per share on our Class A common stock and $0.378 per share on our Class B common stock. The increased quarterly dividend is payable on December 13, 2019, to shareholders of record at the close of business on November 29, 2019. The Board also declared a quarterly dividend of $0.42 per share on our Class A common stock and $0.378 per share on our Class B common stock, payable on March 13, 2020, to shareholders of record at the close of business on February 28, 2020. We anticipate the remaining quarterly dividends in fiscal 2020 will be $0.42 and $0.378 per share of our Class A and Class B stock, respectively. This results in an annual dividend rate in fiscal 2020 of $1.68 for Class A shares and $1.512 for Class B shares, or a 12% increase compared to the fiscal 2019 annual dividend rate. We also continue to anticipate our annual dividends to increase approximately $0.10 per share per year, though the timing and amount remains subject to the sole discretion of our Board, and no assurances can be provided that future dividends will increase or be declared at all. We have paid uninterrupted quarterly dividends on common stock each year since 1977.
MARKET INFORMATION
Our Class A stock is traded on the New York Stock Exchange under the symbol “TSN.” No public trading market currently exists for our Class B stock.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Jun. 30, 2019 to Jul. 27, 2019	84,436		$81.46	—	20,658,386
Jul. 28, 2019 to Aug. 31, 2019	183,279		86.98	—	20,658,386
Sept. 1, 2019 to Sept. 28, 2019	42,378		89.73	—	20,658,386
Total	310,093	(2)	$85.85	—	20,658,386

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

(2)
We purchased 310,093 shares during the period that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 295,836 shares purchased in open market transactions and 13,582 shares withheld to cover required tax withholdings on the vesting of restricted stock.

PERFORMANCE GRAPH
The following graph shows a five-year comparison of cumulative total returns for our Class A stock, the Standard & Poor’s ("S&P") 500 Index and our peer group of companies described below.

	Fiscal Years Ended
	9/27/14	10/3/15	10/1/16	9/30/17	9/29/18	9/28/19
Tyson Foods, Inc.	$100.00	$118.74	$201.66	$193.11	$165.96	$242.68
S&P 500 Index	100.00	99.39	114.73	136.08	160.45	165.49
Peer Group	100.00	106.15	120.12	119.75	121.32	142.17
The total cumulative return on investment (change in the year-end stock price plus reinvested dividends), which is based on the stock price or composite index at the end of fiscal 2014, is presented for each of the periods for the Company, the S&P 500 Index and our peer group. The complete list of our peer group includes: Archer-Daniels-Midland Company, Bunge Limited, Campbell Soup Company, ConAgra Foods, Inc., General Mills, Inc., Hormel Foods Corp., Kellogg Co., Kraft Heinz Company, Mondelez International Inc., PepsiCo, Inc., Pilgrim's Pride Corporation, The Coca-Cola Company, The Hershey Company and The J.M. Smucker Company. The graph compares the performance of the Company's Class A common stock with that of the S&P 500 Index and our peer group, with the return of each company in the peer group weighted on market capitalization. The stock price performance of the Company's Class A common stock shown in the above graph is not necessarily indicative of future stock price performance.
The information in this "Performance Graph" section shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

ITEM 6. SELECTED FINANCIAL DATA
FIVE-YEAR FINANCIAL SUMMARY

in millions, except per share, percentage and ratio data
	2019	2018	2017	2016	2015
Summary of Operations
Sales	$42,405	$40,052	$38,260	$36,881	$41,373
Operating income	2,827	3,032	2,921	2,805	2,180
Net interest expense	451	343	272	243	284
Net income	2,035	3,027	1,778	1,772	1,224
Net income attributable to Tyson	2,022	3,024	1,774	1,768	1,220
Diluted net income per share attributable to Tyson:
Net income	5.52	8.19	4.79	4.53	2.95
Dividends declared per share:
Class A	1.575	1.275	0.975	0.650	0.425
Class B	1.418	1.148	0.878	0.585	0.383
Balance Sheet Data
Cash and cash equivalents	$484	$270	$318	$349	$688
Total assets	33,097	29,109	28,066	22,373	22,969
Total gross debt	11,932	9,873	10,203	6,279	6,690
Shareholders’ equity	14,226	12,811	10,559	9,624	9,706
Other Key Financial Measures
Depreciation and amortization	$1,098	$943	$761	$705	$711
Capital expenditures	1,259	1,200	1,069	695	854
EBITDA	3,968	4,021	3,648	3,538	2,906
Return on invested capital	11.8%	14.1%	16.2%	17.9%	13.5%
Effective tax rate	16.3%	(10.3)%	32.3%	31.8%	36.3%
Total debt to capitalization	45.6%	43.5%	49.1%	39.5%	40.8%
Book value per share	$38.95	$35.09	$28.72	$25.67	$24.25
Notes to Five-Year Financial Summary

a.
Fiscal 2019 net income included $105 million post tax income related to the recognition of previously unrecognized tax benefit, $55 million pretax gain on sale of an investment, $37 million pretax Keystone Foods purchase accounting and acquisition related costs, $41 million pretax impairment charge related to the planned divestiture of a business, $31 million pretax Beef production plant fire costs, $15 million pretax pension plan termination charge and $41 million pretax restructuring and related charges. Additionally, in fiscal 2019, we have retrospectively recognized adjustment of prior periods in accordance with recently adopted accounting guidance related to net periodic pension and postretirement benefits. Accordingly, operating income was reduced by $23 million, $10 million, $28 million, and increased by $11 million for fiscal years 2018, 2017, 2016 and 2015, respectively. For further description refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 2: Changes in Accounting Principles.

b.
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

c.
Fiscal 2017 net income included $103 million pretax expense of AdvancePierre purchase accounting and acquisition related costs, pretax impairment charges of $52 million related to our San Diego Prepared Foods operation, $45 million related to the expected sale of a non-protein business and pretax restructuring and related charges of $150 million.

d.
Fiscal 2016 net income included $53 million post tax related to the recognition of previously unrecognized tax benefits and audit settlements. In fiscal 2016, we adopted new accounting guidance, retrospectively, requiring classification of debt issuance costs as a reduction of the carrying value of the debt. In doing so, $29 million and $35 million of deferred issuance costs were reclassified from Other Assets to Long-Term Debt in our Consolidated Balance Sheets for fiscal 2016 and 2015, respectively. This change is reflected above in total assets, total debt, total debt to capitalization and return on invested capital ratios.

e.
Fiscal 2015 was a 53-week year, while the other years presented were 52-week years. Fiscal 2015 included a $169 million pretax impairment charge related to our China operation, $57 million pretax expense related to merger and integration costs, $59 million pretax impairment charges related to our Prepared Foods network optimization, $12 million pretax charges related to Denison impairment and plant closure costs, $8 million pretax gain related to net insurance proceeds (net of costs) related to a legacy Hillshire Brands plant fire, $21 million pretax gain on the sale of equity securities, $161 million pretax gain on the sale of the Mexico operation, $39 million pretax gain related to the impact of the additional week in fiscal 2015 and $26 million post tax from unrecognized tax benefit gain.

f.	Return on invested capital is calculated by dividing operating income by the sum of the average of beginning and ending total debt and shareholders’ equity less cash and cash equivalents.

g.	For the total debt to capitalization calculation, capitalization is defined as total debt plus total shareholders’ equity.

h.
Book value per share is calculated by dividing shareholders’ equity by the sum of Class A and B shares outstanding and for fiscal 2016 and 2015, the remaining minimum shares that were to be issued from our tangible equity units each period.

i.	"EBITDA" is a Non-GAAP measure and defined as net income less interest income, plus interest, taxes, depreciation and amortization. A reconciliation of net income to EBITDA immediately follows.

EBITDA RECONCILIATIONS
A reconciliation of net income to EBITDA is as follows:

in millions, except ratio data
	2019	2018	2017	2016	2015

Net income	$2,035	$3,027	$1,778	$1,772	$1,224
Less: Interest income	(11)	(7)	(7)	(6)	(9)
Add: Interest expense	462	350	279	249	293
Add: Income tax expense (benefit)	396	(282)	850	826	697
Add: Depreciation	819	723	642	617	609
Add: Amortization (a)	267	210	106	80	92
EBITDA	$3,968	$4,021	$3,648	$3,538	$2,906

Total gross debt	$11,932	$9,873	$10,203	$6,279	$6,690
Less: Cash and cash equivalents	(484)	(270)	(318)	(349)	(688)
Less: Short-term investments	(1)	(1)	(3)	(4)	(2)
Total net debt	$11,447	$9,602	$9,882	$5,926	$6,000

Ratio Calculations:
Gross debt/EBITDA	3.0x	2.5x	2.8x	1.8x	2.3x
Net debt/EBITDA	2.9x	2.4x	2.7x	1.7x	2.1x

(a)
Excludes the amortization of debt issuance and debt discount expense of $12 million, $10 million, $13 million, $8 million and $10 million for fiscal 2019, 2018, 2017, 2016 and 2015, respectively, as it is included in Interest expense.

EBITDA is defined as net income before interest, income taxes, depreciation and amortization. Net debt to EBITDA represents the ratio of our debt, net of cash and short-term investments, to EBITDA. EBITDA and net debt to EBITDA are presented as supplemental financial measurements in the evaluation of our business. We believe the presentation of these financial measures helps investors to assess our operating performance from period to period, including our ability to generate earnings sufficient to service our debt, enhances understanding of our financial performance and highlights operational trends. These measures are widely used by investors and rating agencies in the valuation, comparison, rating and investment recommendations of companies; however, the measurements of EBITDA and net debt to EBITDA may not be comparable to those of other companies, which limits their usefulness as comparative measures. EBITDA and net debt to EBITDA are not measures required by or calculated in accordance with generally accepted accounting principles ("GAAP") and should not be considered as substitutes for net income or any other measure of financial performance reported in accordance with GAAP or as a measure of operating cash flow or liquidity. EBITDA is a useful tool for assessing, but is not a reliable indicator of, our ability to generate cash to service our debt obligations because certain of the items added to net income to determine EBITDA involve outlays of cash. As a result, actual cash available to service our debt obligations will be different from EBITDA. Investors should rely primarily on our GAAP results, and use non-GAAP financial measures only supplementally, in making investment decisions.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DESCRIPTION OF THE COMPANY
We are one of the world’s largest food companies and a recognized leader in protein. Founded in 1935 by John W. Tyson and grown under three generations of family leadership, the Company has a broad portfolio of products and brands including Tyson®, Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, Aidells®, ibp® and State Fair®. Some of the key factors influencing our business are customer demand for our products; the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace; accessibility of international markets; market prices for our products; the cost and availability of live cattle and hogs, raw materials and feed ingredients; and operating efficiencies of our facilities.
We operate in four reportable segments: Beef, Pork, Chicken and Prepared Foods. International/Other primarily includes our foreign operations in Australia, China, South Korea, Malaysia, Mexico, the Netherlands, Thailand and the United Kingdom, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC. For further description of the business, refer to Part I, Item 1, Business.

OVERVIEW

•	Fiscal year – Our accounting cycle resulted in a 52-week year for fiscal 2019, 2018 and 2017.

•
General – Sales grew 6% in fiscal 2019 over fiscal 2018, primarily due to acquisitions and increased average sales prices in the Beef and Prepared Foods segments. Fiscal 2019 operating income decreased compared to fiscal 2018, as record Beef segment results were offset by a decline in operating income in the Chicken and Pork segments. In fiscal 2019, our results were impacted by a $41 million impairment associated with the planned divestiture of a business, $41 million of restructuring and related charges, $37 million related to Keystone Foods purchase accounting and acquisition related costs and $31 million of costs associated with a fire at one of our beef production facilities. In fiscal 2018, our results were impacted by $109 million of one-time cash bonus to frontline employees, as we continued to make investments in our talent, $68 million impairment, net of realized gains, associated with the divestitures of non-protein businesses, and $59 million of restructuring and related charges.

•
Market Environment – According to the United States Department of Agriculture ("USDA"), domestic protein production (beef, pork, chicken and turkey) increased approximately 2% in fiscal 2019 compared to fiscal 2018. Currently, we are experiencing impacts to domestic and export prices across all of our segments resulting from uncertainty in trade policies and increased tariffs. Additionally, all segments experienced increased operating and labor costs in fiscal 2019. We will pursue recovery of these increased costs through pricing. The Beef segment experienced strong demand offset by increased costs associated with a fire at one of our beef production facilities. The Pork segment experienced increased livestock costs during a time of excess domestic availability of pork products due to export constraints, which made market conditions challenging. Our Chicken segment also faced challenging pricing conditions associated with increased domestic availability of supply. Our Prepared Foods segment continued its strong performance due to demand despite increased raw material costs and reduced volumes from the divestiture of certain non-protein businesses in fiscal 2018.

•	Margins – Our total operating margin was 6.7% in fiscal 2019. Operating margins by segment were as follows:

•	Beef – 7.0%

•	Pork – 5.3%

•	Chicken – 4.7%

•	Prepared Foods – 10.0%

•
Liquidity – We generated approximately $2.5 billion of operating cash flows during fiscal 2019. At September 28, 2019, we had $1.2 billion of liquidity, which included $484 million of cash and cash equivalents and the availability under our revolving credit facility after deducting amounts outstanding under our commercial paper program.

•
Strategy – Our strategy is to sustainably feed the world with the fastest growing protein brands. We intend to achieve our strategy as we: grow our business through differentiated capabilities; deliver ongoing financial fitness through continuous improvement; and sustain our company and our world for future generations.

•
During fiscal 2019, we acquired two businesses for a total of approximately $2.5 billion, net of cash acquired. These businesses included the Thai and European operations, which consist of vertically integrated chicken and further-processing operations, and Keystone Foods, a major supplier to the growing global foodservice industry. They were acquired in furtherance of our growth strategy and expansion of our value-added protein capabilities in domestic and global markets. For further description refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 3: Acquisitions and Dispositions.

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

•
In the fourth quarter of fiscal 2017, our Board of Directors approved a multi-year restructuring program (the “Financial Fitness Program”), which is expected to contribute to the Company’s overall strategy of financial fitness through increased operational effectiveness and overhead reduction. Through a combination of synergies from the integration of business acquisitions and additional elimination of non-valued added costs, the program is focused on supply chain, procurement and overhead improvements, and net savings are expected to be realized in the Prepared Foods and Chicken segments. No liability exists under this program at September 28, 2019. For further description refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 6: Restructuring and Related Charges.

in millions, except per share data
	2019	2018
Net income attributable to Tyson	$2,022	$3,024
Net income attributable to Tyson - per diluted share	5.52	8.19
2019 – Included the following items:

•
$37 million pretax, or ($0.08) per diluted share, of Keystone Foods purchase accounting and acquisition related costs, which included an $11 million purchase accounting adjustment for the amortization of the fair value step-up of inventory and $26 million of acquisition related costs.

•	$41 million pretax, or ($0.08) per diluted share, of restructuring and related charges.

•	$55 million pretax, or $0.11 per diluted share, from gain on sale of an investment.

•	$105 million post tax, or $0.29 per diluted share, from recognition of previously unrecognized tax benefit.

•	$31 million pretax, or ($0.06) per diluted share, of Beef production facility fire costs.

•	$41 million pretax, or ($0.09) per diluted share, from an impairment associated with the planned divestiture of a business.

•	$15 million pretax, or ($0.03) per diluted share, due to a pension plan termination charge.
2018 – Included the following items:

•	$1,003 million post tax, or $2.71 per diluted share, tax benefit from remeasurement of net deferred tax liabilities at lower enacted tax rates.

•	$109 million pretax, or ($0.22) per diluted share, related to one-time cash bonus to frontline employees.

•	$68 million pretax, or ($0.34) per diluted share, impairments net of realized gains associated with the divestitures of non-protein businesses.

•	$59 million pretax, or ($0.12) per diluted share, of restructuring and related charges.
SUMMARY OF RESULTS

Sales	in millions
	2019	2018	2017
Sales	$42,405	$40,052	$38,260
Change in sales volume	8.8%	2.5%
Change in average sales price	(3.0)%	2.1%
Sales growth	5.9%	4.7%
2019 vs. 2018 –

•
Sales Volume – Sales were positively impacted by an increase in sales volume, which accounted for an increase of $3,539 million primarily driven by incremental volumes from business acquisitions which impacted the Chicken segment and International/Other, partially offset by business divestitures in fiscal 2018 in our Prepared Foods segment.

•
Average Sales Price – Sales were negatively impacted by lower average sales prices, which accounted for a decrease of $1,186 million. The Chicken segment had a decrease in average sales price as a result of decreased pricing associated with product mix changes from fiscal 2018 acquisitions, partially offset by an increase in average sales price in the Beef and Prepared Foods segments attributable to strong demand and sales in the Beef segment and a more favorable product mix and higher raw material costs in our Prepared Foods segment.

•	The above amounts include a net increase of $2,209 million related to the impact of results from acquisitions and divestitures.
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

•
The above amounts included an incremental impact of $1,060 million in fiscal 2018 related to the inclusion of the AdvancePierre results post acquisition through the first anniversary of the acquisition on June 7, 2018.

Cost of Sales	in millions
	2019	2018	2017
Cost of sales	$37,383	$34,956	$33,198
Gross profit	5,022	5,096
Cost of sales as a percentage of sales	88.2%	87.3%
2019 vs. 2018 –

•	Cost of sales increased $2,427 million. This included a net increase of $2,120 million primarily related to the impact of results from acquisitions and divestitures.

•	For the remaining $307 million increase, higher input cost per pound increased cost of sales $445 million, offset by lower sales volume, which decreased cost of sales $138 million.

•	The $445 million impact of higher input cost per pound was impacted by:

•	Increase in live cattle costs of approximately $110 million in our Beef segment.

•	Increase in live hog costs of approximately $100 million in our Pork segment.

•	Increase in raw material and other input costs of approximately $60 million in our Prepared Foods segment.

•	Increase in freight costs of approximately $20 million.

•	Increase due to $31 million of incremental costs associated with a fire at one of our Beef production facilities.

•	Decrease due to one-time cash bonus to front line employees of $108 million in fiscal 2018.

•
Decrease due to impairment charges of $101 million associated with the divestiture of a non-protein business in fiscal 2018, partially offset by a $41 million impairment related to the planned divestiture of a business in fiscal 2019 and a $33 million gain related to a sale of a non-protein business in fiscal 2018.

•
Decrease due to net derivative gains of $26 million for fiscal 2019, compared to net derivative losses of $33 million for fiscal 2018 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.

•	Remaining net change across all of our segments was primarily driven by increased operating costs and impacts on average input cost per pound from mix changes.

•	The $138 million impact of lower sales volume, excluding the impact of acquisitions and divestitures, was driven by a decrease in sales volume in our Chicken segment.
2018 vs. 2017 –

•	Cost of sales increased $1,758 million. This included a net increase of $813 million primarily related to the impact of results from acquisitions and divestitures.

•	For the remaining $945 million increase, higher input cost per pound increased cost of sales $948 million while lower sales volume decreased cost of sales $3 million.

•	The $948 million impact of higher input cost per pound was primarily driven by:

•	Increase in freight of approximately $270 million incurred across all our segments.

•	Increase from one-time cash bonus to frontline employees of $108 million.

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

•	Remaining net change across all of our segments was primarily driven by increased operating costs and impacts on average input cost per pound from mix changes.

Selling, General and Administrative	in millions
	2019	2018	2017
Selling, general and administrative	$2,195	$2,064	$2,141
As a percentage of sales	5.2%	5.2%
2019 vs. 2018 –

•	Increase of $131 million in selling, general and administrative was primarily driven by:

•	Increase of $87 million related to the Keystone Foods acquisition.

•	Increase of $26 million in employee costs primarily from incentive-based compensation.

•	Increase of $18 million from technology related costs.

•	Increase of $16 million in marketing, advertising, and promotion expenses.

•	Decrease of $18 million from restructuring and related charges.
2018 vs. 2017 –

•	Decrease of $77 million in selling, general and administrative was primarily driven by:

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

•	Increase of $15 million from technology related costs.

•	Remainder of net change was primarily related to reduction in professional fees.

Interest Income	in millions
	2019	2018
	$(11)	$(7)
2019 / 2018 – Interest income increased slightly primarily due to higher interest rates.

Interest Expense	in millions
	2019	2018
Cash interest expense	$476	$357
Non-cash interest (expense) income	(14)	(7)
Total Interest Expense	$462	$350
2019 / 2018 –

•
Cash interest expense primarily included interest expense related to our senior notes, term loans and commercial paper, in addition to commitment/letter of credit fees incurred on our revolving credit facility. The increase in cash interest expense in fiscal 2019 was primarily due to debt issued in connection with business acquisitions and higher interest rates.

•	Non-cash interest expense primarily included interest capitalized, partially offset by the amortization of debt issuance costs and discounts/premiums on note issuances.

Other (Income) Expense, net	in millions
	2019	2018
	$(55)	$(56)

2019 – Included $55 million of pretax gain on the sale of an investment, $23 million of insurance proceeds and other income and $20 million of equity earnings in joint ventures, partially offset by $48 million of net periodic pension and postretirement benefit costs and pension plan settlements.
2018 – Included $21 million of equity earnings in joint ventures and $11 million in insurance proceeds. Also includes $23 million of net periodic pension and postretirement benefit credit, excluding the service cost component, retrospectively recognized in accordance with recently adopted accounting guidance.

Effective Tax Rate
	2019	2018
	16.3%	(10.3)%
Our effective income tax rate was 16.3% for fiscal 2019 compared to (10.3)% for fiscal 2018. The effective tax rates reflect impacts of the Tax Cuts and Jobs Act (the "Tax Act") signed into law on December 22, 2017. These impacts include a statutory federal tax rate of 21% for fiscal 2019 and 24.5% for fiscal 2018. These impacts also include a 37.9% benefit in fiscal 2018 related to the remeasurement of deferred taxes existing at the date of enactment and favorable timing differences deductible in fiscal 2018 at the 24.5% blended tax rate, but reversing in future years at 21%. The effective tax rate for fiscal 2019 includes a 6.6% benefit due to changes in tax reserves, primarily expirations of federal, state and foreign statutes of limitations. The non-deductible impairment and sale of certain assets in our non-protein businesses increased the fiscal 2018 rate 3.1%. The fiscal 2018 effective tax rate also includes a 1.7% benefit related to domestic production activity deduction which was repealed with the Tax Act beginning with our fiscal 2019.
SEGMENT RESULTS
We operate in four reportable segments: Beef, Pork, Chicken, and Prepared Foods. International/Other primarily includes our foreign operations in Australia, China, South Korea, Malaysia, Mexico, the Netherlands, Thailand and the United Kingdom, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC. Additional information regarding the geographic areas of our foreign operations is set forth in Part II, Item 8, Notes to Consolidated Financial Statements, Note 17: Segment Reporting.
The following table is a summary of segment sales and operating income (loss), which is how we measure segment income (loss).

						in millions
	Sales			Operating Income (Loss)
	2019	2018	2017	2019	2018	2017
Beef	$15,828	$15,473	$14,823	$1,107	$1,013	$877
Pork	4,932	4,879	5,238	263	361	645
Chicken	13,300	12,044	11,409	621	866	1,053
Prepared Foods	8,418	8,668	7,853	843	845	452
International/Other	1,289	305	349	(7)	(53)	(106)
Intersegment Sales	(1,362)	(1,317)	(1,412)	—	—	—
Total	$42,405	$40,052	$38,260	$2,827	$3,032	$2,921

Beef Segment Results					in millions
	2019	2018	Change 2019 vs. 2018	2017	Change 2018 vs. 2017
Sales	$15,828	$15,473	$355	$14,823	$650
Sales Volume Change			(0.1)%		3.1%
Average Sales Price Change			2.4%		1.2%
Operating Income	$1,107	$1,013	$94	$877	$136
Operating Margin	7.0%	6.5%		5.9%
2019 vs. 2018 –

•	Sales Volume – Sales volume decreased due to a reduction in live cattle processing capacity from the temporary closure of a production facility as a result of a fire.

•	Average Sales Price – Average sales price increased as demand for our beef products remained strong.

•
Operating Income – Operating income increased as we continued to maximize our revenues relative to live fed cattle costs, partially offset by increased operating costs and $31 million of net incremental costs from the production facility fire.

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

Pork Segment Results					in millions
	2019	2018	Change 2019 vs. 2018	2017	Change 2018 vs. 2017
Sales	$4,932	$4,879	$53	$5,238	$(359)
Sales Volume Change			0.8%		(2.1)%
Average Sales Price Change			0.3%		(4.8)%
Operating Income	$263	$361	$(98)	$645	$(284)
Operating Margin	5.3%	7.4%		12.3%
2019 vs. 2018 –

•	Sales Volume – Sales volume increased due to increased domestic availability of live hogs and strong demand for our pork products.

•	Average Sales Price – Average sales price increased associated with higher livestock costs.

•
Operating Income – Operating income decreased due to periods of compressed pork margins caused primarily by the combination of increased livestock supplies, excess domestic availability of pork and export constraints, which drove livestock costs up faster than sales prices.

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

Chicken Segment Results					in millions
	2019	2018	Change 2019 vs. 2018	2017	Change 2018 vs. 2017
Sales	$13,300	$12,044	$1,256	$11,409	$635
Sales Volume Change			19.7%		4.9%
Average Sales Price Change			(9.3)%		0.7%
Operating Income	$621	$866	$(245)	$1,053	$(187)
Operating Margin	4.7%	7.2%		9.2%
2019 vs. 2018 –

•	Sales Volume – Sales volume increased primarily due to incremental volume from business acquisitions.

•
Average Sales Price – Average sales price decreased due to market conditions and sales mix primarily associated with the acquisition of a poultry rendering and blending business in the fourth quarter of fiscal 2018.

•
Operating Income – Operating income decreased due to increased operating costs and challenging pricing conditions. Additionally, operating income was impacted in fiscal 2019 by approximately $40 million of net feed ingredient costs and realized and mark-to-market derivative losses.

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

Prepared Foods Segment Results				in millions
	2019	2018	Change 2019 vs. 2018	2017	Change 2018 vs. 2017
Sales	$8,418	$8,668	$(250)	$7,853	$815
Sales Volume Change			(8.3)%		4.1%
Average Sales Price Change			5.4%		6.1%
Operating Income	$843	$845	$(2)	$452	$393
Operating Margin	10.0%	9.7%		5.8%
2019 vs. 2018 –

•	Sales Volume – Sales volume decreased primarily from business divestitures.

•
Average Sales Price – Average sales price increased due to product mix, which was positively impacted by business divestitures, as well as pricing increases in our ongoing business from the pass through of raw material costs.

•
Operating Income – Operating income was relatively flat in fiscal 2019 compared to fiscal 2018 as strong demand for our products and improved product mix was offset by increased raw material and operating costs. Additionally, operating income in fiscal 2019 was impacted by a $41 million impairment from a planned divestiture of a business. Operating income in fiscal 2018 was impacted by a $68 million impairment, net of realized gains, associated with the divestiture of non-protein businesses.

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

International/Other Results				in millions
	2019	2018	Change 2019 vs. 2018	2017	Change 2018 vs. 2017
Sales	$1,289	$305	$984	$349	$(44)
Operating Loss	(7)	(53)	46	(106)	53
2019 vs. 2018 –

•	Sales – Sales increased primarily from the incremental sales from the acquisitions of Keystone Foods and the Thai and European operations.

•
Operating loss – Operating loss decreased primarily from better performance in our China operations and inclusion of results of the Keystone Foods acquisition, partially offset by increased third-party merger and integration costs associated with the Keystone Foods acquisition.

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

Cash Flows from Operating Activities		in millions
	2019	2018
Net income	$2,035	$3,027
Non-cash items in net income:
Depreciation and amortization	1,098	943
Deferred income taxes	92	(865)
Gain on dispositions of businesses	(17)	(42)
Impairment of assets	94	175
Stock-based compensation expense	77	69
Other, net	(20)	(58)
Net changes in operating assets and liabilities	(846)	(286)
Net cash provided by operating activities	$2,513	$2,963

•	Deferred income taxes for fiscal 2018 included a $1,004 million benefit related to remeasurement of net deferred income tax liabilities at newly enacted tax rates.

•	Gain on dispositions of businesses in fiscal 2018 primarily related to the sale of the Sara Lee® Frozen Bakery, Kettle, Van’s® and TNT Crust businesses.

•	Impairment of assets included the following:

•
2019 – Included a $41 million impairment related to the planned sale of a business. For further description regarding this charge refer to Part II, Item 8, Notes to Consolidated Financial Statements, Note 3: Acquisitions and Dispositions.

•
2018 – Included a $101 million impairment related to the expected sale of a non-protein business. For further description regarding this charge refer to Part II, Item 8, Notes to Consolidated Financial Statements, Note 3: Acquisitions and Dispositions.

•	Cash flows associated with changes in operating assets and liabilities:

•
2019 – Decreased primarily due to increased accounts receivable and inventory and decreased income taxes payable. The increase in accounts receivable is primarily due to the timing of sales and payments. The increase in inventory is primarily due to increased volumes and costs in the Prepared Foods segment. Decreased income taxes payable is primarily due to reduced taxable income, change in federal tax rate and timing of payments related to the sale of non-protein businesses in fiscal 2018.

•
2018 – Decreased primarily due to increased inventory and decreased accrued employee costs, partially offset by increased income taxes payable. The increase in inventory is primarily due to livestock inventories. The decrease in accrued salaries and wages is primarily due to reduced restructuring and incentive-based compensation accruals. Increased taxes payable is due to timing of payments related to the sale of non-protein businesses in the fourth quarter.

Cash Flows from Investing Activities		in millions
	2019	2018
Additions to property, plant and equipment	$(1,259)	$(1,200)
(Purchases of)/Proceeds from marketable securities, net	(1)	(5)
Acquisitions, net of cash acquired	(2,462)	(1,474)
Proceeds from sale of businesses	170	797
Other, net	88	(24)
Net cash used for investing activities	$(3,464)	$(1,906)

•
Additions to property, plant and equipment included spending for production growth, safety and animal well-being, in addition to acquiring new equipment, infrastructure replacements and upgrades to maintain competitive standing and position us for future opportunities.

•
Capital spending for fiscal 2020 is expected to approximate $1.3 billion and will include spending for production growth, safety, animal well-being, infrastructure replacements and upgrades, and operational improvements that are expected to result in production and labor efficiencies, yield improvements and sales channel flexibility.

•	Purchases of marketable securities included funding for our deferred compensation plans.

•	Acquisitions, net of cash acquired, included:

•
2019 – We acquired two valued-added protein businesses in fiscal 2019. For further description regarding these acquisitions refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 3: Acquisitions and Dispositions.

•
2018 – We acquired three valued-added protein businesses in fiscal 2018. For further description regarding these acquisitions refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 3: Acquisitions and Dispositions.

•
Proceeds from sale of businesses related to the proceeds received from sale of a chicken further processing facility in fiscal 2019 and the proceeds received from sale of non-protein businesses during fiscal 2018. For further description refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 3: Acquisitions and Dispositions.

•	Other, net for fiscal 2019 primarily related to the net proceeds from the sale of an investment.

Cash Flows from Financing Activities		in millions
	2019	2018
Proceeds from issuance of debt	$4,634	$1,148
Payments on debt	(3,208)	(1,307)
Borrowings on revolving credit facility	1,135	1,755
Payments on revolving credit facility	(1,065)	(1,755)
Proceeds from issuance of commercial paper	17,722	21,024
Repayments of commercial paper	(17,327)	(21,197)
Purchases of Tyson Class A common stock	(252)	(427)
Dividends	(537)	(431)
Stock options exercised	99	102
Other, net	(30)	(14)
Net cash provided by (used for) financing activities	$1,171	$(1,102)

•	Proceeds from issuance of debt and borrowings/payments on revolving credit facility:

•
2019 – Proceeds from issuance of debt included $1,800 million proceeds from the issuance of a 364-day term loan for the initial financing of the Keystone Foods acquisition and subsequent issuance of $2,800 million senior unsecured notes which were primarily used to extinguish our 364-day term loan and to repay commercial paper obligations used to fund the Keystone Foods acquisition as well as to fund all or a portion of the purchase price for the acquisition of the Thai and European operations.

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

•	Payments on debt included:

•
2019 – We extinguished the $1,800 million outstanding balance of our 364-day term loan, the $300 million outstanding balance of our May 2019 Notes and the $1,000 million outstanding balance of our August 2019 Notes using proceeds received from the issuance of debt, cash on hand and other liquidity sources.

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

•	Proceeds from issuance and repayment of short-term debt in the form of commercial paper:

•	2019 – We had net issuances of $395 million to our unsecured short-term promissory notes ("commercial paper") pursuant to our commercial paper program.

•	2018 – We had net repayments of $173 million to our unsecured short-term promissory notes pursuant to our commercial paper program.

•	Purchases of Tyson Class A common stock included:

•	$150 million and $350 million for shares repurchased pursuant to our share repurchase program in fiscal 2019 and 2018, respectively.

•	$102 million and $77 million for shares repurchased to fund certain obligations under our equity compensation plans in fiscal 2019 and 2018, respectively.

•	Dividends paid during fiscal 2019 included a 25% increase to our fiscal 2018 quarterly dividend rate.

Liquidity					in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Outstanding Amount Borrowed	Amount Available at September 28, 2019
Cash and cash equivalents					$484
Short-term investments					1
Revolving credit facility	March 2023	$1,750	$—	$70	1,680
Commercial Paper					(1,000)
Total liquidity					$1,165

•	Liquidity includes cash and cash equivalents, short-term investments, and availability under our revolving credit facility, less outstanding commercial paper balance.

•	At September 28, 2019, we had current debt of $2,102 million, which we intend to repay with cash generated from our operating activities and other existing or new liquidity sources.

•
The revolving credit facility supports our short-term funding needs and also serves to backstop our commercial paper program. Our maximum borrowing under the revolving credit facility during fiscal 2019 was $330 million.

•	We expect net interest expense will approximate $460 million for fiscal 2020.

•
Our ratio of short-term assets to short-term liabilities ("current ratio") was 1.30 to 1 and 1.13 to 1 at September 28, 2019, and September 29, 2018, respectively. The increase in fiscal 2019 was primarily due to increased inventory and accounts receivable balances.

•
At September 28, 2019, $467 million of our cash was held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. We manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. We intend to repatriate excess cash (net of applicable withholding taxes) not subject to regulatory requirements and to indefinitely reinvest outside of the United States the remainder of cash held by foreign subsidiaries. We do not expect the regulatory restrictions or taxes on repatriation to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.

Capital Resources
Credit Facility
Cash flows from operating activities and current cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $1.75 billion, to provide additional liquidity for working capital needs and to backstop our commercial paper program. As of September 28, 2019, we had $70 million in borrowings and no outstanding letters of credit issued under this facility, which left $1.68 billion available for borrowing, before deducting amounts to backstop our commercial paper program. Our revolving credit facility is funded by a syndicate of 39 banks, with commitments ranging from $0.3 million to $123 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.
Commercial Paper Program
Our commercial paper program provides a low-cost source of borrowing to fund general corporate purposes including working capital requirements. The maximum borrowing capacity under the commercial paper program is $1 billion. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. As of September 28, 2019, $1 billion was outstanding under this program with maturities less than 25 days.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At September 28, 2019, and September 29, 2018, the ratio of our net debt to EBITDA was 2.9x and 2.4x, respectively. Refer to Part II, Item 6, Selected Financial Data, for an explanation and reconciliation to comparable GAAP measures. The increase in this ratio for fiscal 2019 is due to an increase in net debt of $1,845 million.
Credit Ratings
Revolving Credit Facility
Standard & Poor's Rating Services', a Standard & Poor's Financial Services LLC business ("S&P"), corporate credit rating is "BBB." Moody’s Investor Service, Inc.'s ("Moody's") applicable rating is "Baa2." Fitch Ratings', a wholly owned subsidiary of Fimlac, S.A. ("Fitch"), applicable rating is "BBB." The below table outlines the fees paid on the unused portion of the facility ("Facility Fee Rate") and letter of credit fees and borrowings ("Undrawn Letter of Credit Fee and Borrowing Spread") that corresponds to the applicable ratings levels from S&P, Moody's and Fitch.

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
We were in compliance with all debt covenants at September 28, 2019.
Pension Plans
As further described in Part II, Item 8, Notes to Consolidated Financial Statements, Note 15: Pensions and Other Postretirement Benefits, the funded status of our defined benefit pension plans is defined as the amount the projected benefit obligation exceeds the plan assets. The funded status of the plans is an underfunded position of $240 million at the end of fiscal 2019 as compared to an underfunded position of $162 million at the end of fiscal 2018. We expect to contribute approximately $33 million of cash to our pension plans in fiscal 2020 as compared to approximately $13 million in fiscal 2019. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements. As a result, the actual funding in fiscal 2020 may be different from the estimate.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements material to our financial position or results of operations. The off-balance sheet arrangements we have are guarantees of obligations related to certain outside third parties, including leases, debt and livestock grower loans, and residual value guarantees covering certain operating leases for various types of equipment. See Part II, Item 8, Notes to Consolidated Financial Statements, Note 20: Commitments and Contingencies for further discussion.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations as of September 28, 2019:

					in millions
	Payments Due by Period
	2020	2021-2022	2023-2024	2025 and thereafter	Total
Debt principal payments (1)	$2,104	$1,568	$1,759	$6,604	$12,035
Interest payments (2)	451	829	707	3,851	5,838
Guarantees (3)	33	43	14	17	107
Operating lease obligations (4)	159	187	89	54	489
Livestock grower obligations (5)	253	217	107	122	699
Purchase obligations (6)	2,466	509	62	23	3,060
Capital expenditures (7)	1,048	724	—	—	1,772
Other long-term liabilities (8)	—	—	—	—	645
Total contractual commitments	$6,514	$4,077	$2,738	$10,671	$24,645

(1)	In the event of a default on payment, acceleration of the principal payments could occur.

(2)
Interest payments include interest on all outstanding debt. Payments are estimated for variable rate and variable term debt based on effective interest rates at September 28, 2019, and expected payment dates.

(3)
Amounts include guarantees of obligations related to certain outside third parties, which consist of leases, debt and livestock grower loans, all of which are substantially collateralized by the underlying assets, as well as residual value guarantees covering certain operating leases for various types of equipment. The amounts included are the maximum potential amount of future payments.

(4)	Amounts include minimum lease payments under lease agreements.

(5)
We have agreements with livestock growers that can have fixed and variable payment structures, but are generally cancelable and based on flocks placed with the livestock growers. Amounts include fixed or estimable non-cancelable commitments related to these agreements.

(6)
Amounts include agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligations amount included items, such as future purchase commitments for grains and livestock purchase contracts, that provide terms that meet the above criteria. For certain grain purchase commitments with a fixed quantity provision, we have assumed the future obligations under the commitment based on available commodity futures prices as published in observable active markets as of September 28, 2019. We have excluded future purchase commitments for contracts that do not meet these criteria. Purchase orders are not included in the table, as a purchase order is an authorization to purchase and is cancelable. Contracts for goods or services that contain termination clauses without penalty have also been excluded.

(7)	Amounts include estimated amounts to complete buildings and equipment under construction as of September 28, 2019.

(8)
Other long-term liabilities primarily consist of deferred compensation, deferred income, self-insurance, and asset retirement obligations. We are unable to reliably estimate the amount of these payments beyond fiscal 2019; therefore, we have only included the total liability in the table above. We also have employee benefit obligations consisting of pensions and other postretirement benefits of $332 million that are excluded from the table above. A discussion of the Company's pension and postretirement plans, including funding matters, is included in Part II, Item 8, Notes to Consolidated Financial Statements, Note 15: Pensions and Other Postretirement Benefits.

In addition to the amounts shown above in the table, we have unrecognized tax benefits of $149 million and related interest and penalties of $46 million at September 28, 2019, recorded as liabilities.
The potential maximum contractual obligation associated with our cash flow assistance programs at September 28, 2019, based on the estimated fair values of the livestock supplier’s net tangible assets on that date, aggregated to approximately $300 million. After analyzing residual credit risks and general market conditions, we had no allowance for these programs' estimated uncollectible receivables at September 28, 2019.
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
Contingent liabilities
We are subject to lawsuits, investigations and other claims related to wage and hour/labor, antitrust, environmental, product, taxing authorities and other matters, and are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses.
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

Revenue Recognition
We recognize revenue for the sale of our product at the point in time when our performance obligation has been satisfied and control of the product has transferred to our customer, which generally occurs upon shipment or delivery to a customer based on terms of the sale.
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

The transaction price contains estimates of known or expected variable consideration. We base these estimates on current performance, historical utilization, and projected redemption rates of each program. We review and update these estimates regularly until the incentives or product returns are realized and the impact of any adjustments are recognized in the period the adjustments are identified.

We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to recognize revenue. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material.
We adopted the FASB’s new guidance on revenue recognition in fiscal 2019. The adoption of this standard did not have a material impact on our consolidated financial statements. We have not made any material changes in the accounting methodology used to recognize revenue during the past three fiscal years.

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
A 10% change in the actuarial estimate at September 28, 2019, would not have a significant impact on our liability.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Defined benefit pension plans
We sponsor nine defined benefit pension plans that provide retirement benefits to certain employees. Currently we are in the process of liquidating three of our nine defined benefit pension plans. We also participate in multi-employer plans that provide defined benefits to certain employees covered by collective bargaining agreements. Such plans are usually administered by a board of trustees composed of the management of the participating companies and labor representatives.
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
Net periodic benefit cost for the defined benefit pension plans was $30 million in fiscal 2019. The projected benefit obligation was $1,717 million at the end of fiscal 2019. Unrecognized actuarial gain was $7 million at the end of fiscal 2019. We currently expect net periodic benefit cost for fiscal 2020 to be approximately $10 million, excluding the pending settlement as described in Note 15: Pension and Other Postretirement Benefits.
Plan assets are currently comprised of approximately 73% fixed income securities. Fixed income securities can include, but are not limited to, direct bond investments and pooled or indirect bond investments.
We expect to contribute approximately $33 million of cash to our pension plans in fiscal 2020. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements.

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
A 1% change in the discount rate at September 28, 2019, would not have a significant impact on the projected benefit obligation or net periodic benefit cost.
A 1% change in the return on plan assets at September 28, 2019, would not have a significant impact on net periodic benefit cost.
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

Business Combinations
We account for acquired businesses using the acquisition method of accounting, which requires that once control of a business is obtained, 100% of the assets acquired and liabilities assumed, including amounts attributed to noncontrolling interests, be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.
We use various models to determine the value of assets acquired and liabilities assumed such as net realizable value to value inventory, cost method and market approach to value property, relief-from-royalty and multi-period excess earnings to value intangibles and discounted cash flow to value goodwill.
For significant acquisitions we may use independent third-party valuation specialists to assist us in determining the fair value of assets acquired and liabilities assumed.

Significant judgment is often required in estimating the fair value of assets acquired and liabilities assumed, particularly intangible assets. We make estimates and assumptions about projected future cash flows including sales, operating margins, attrition rates, growth rates, and discount rates based on historical results, business plans, expected synergies, perceived risk and marketplace data considering the perspective of marketplace participants.
Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may be considered to have indefinite useful lives.

While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions, which could result in subsequent impairments.

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
We have elected to make the first day of the fourth quarter the annual impairment assessment date for goodwill and indefinite life intangible assets. However, we could be required to evaluate the recoverability of goodwill and indefinite life intangible assets outside of the required annual assessment if, among other things, we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of the business or a sustained decline in market capitalization.

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
During fiscal 2019, 2018 and 2017, all of our material reporting units passed the goodwill impairment analysis.
Some of the inherent estimates and assumptions used in determining fair value of the reporting units and indefinite life intangible assets are outside the control of management, including interest rates, cost of capital, tax rates, market EBITDA comparables and credit ratings. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units and indefinite life intangibles, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, it could result in material impairments of our goodwill.
All of our material reporting units' estimated fair value exceeded their carrying value by more than 20% at the date of their most recent estimated fair value determination. Consequently, we do not currently consider any of our material reporting units at significant risk of impairment.
Our fiscal 2019, 2018, and 2017 indefinite life intangible assets impairment analyses did not result in an impairment charge. All indefinite life intangible assets’ estimated fair value exceeded their carrying value by more than 20% at the date of their most recent estimated fair value determination. Consequently, we do not currently consider any of our material indefinite life intangible assets at significant risk of impairment.
The discount rate used in our annual indefinite life intangible assets impairment test was 7.5% in fiscal 2019. A 20% increase in the discount rate would not have caused the carrying value of any of our intangible assets to exceed fair value.

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
We recorded impairment charges related to long-lived assets and definite life intangibles of $94 million, $175 million and $214 million, in fiscal 2019, 2018 and 2017, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk relating to our operations results primarily from changes in commodity prices, interest rates and foreign exchange rates, as well as credit risk concentrations. To address certain of these risks, we enter into various derivative transactions as described below. If a derivative instrument is accounted for as a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will be offset either against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value is immediately recognized in earnings as a component of cost of sales. Additionally, we hold certain positions, primarily in grain and livestock futures that either do not meet the criteria for hedge accounting or are not designated as hedges. With the exception of normal purchases and normal sales that are expected to result in physical delivery, we record these positions at fair value, and the unrealized gains and losses are reported in earnings at each reporting date. Changes in market value of derivatives used in our risk management activities relating to forward sales contracts are recorded in sales. Changes in market value of derivatives used in our risk management activities surrounding inventories on hand or anticipated purchases of inventories are recorded in cost of sales. Changes in market value of derivatives used in our risk management activities related to interest rates are recorded in interest expense. Changes in the market value of derivatives used in our risk management activities related to foreign exchange contracts are recorded in other, net.
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
Commodities Risk: We purchase certain commodities, such as grains and livestock in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of September 28, 2019 and September 29, 2018, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis included hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value	in millions
	2019	2018
Livestock:
Live Cattle	$19	$12
Lean Hogs	17	4
Grain:
Corn	39	26
Soy Meal	31	26
Interest Rate Risk: At September 28, 2019, we had variable rate debt of $1,875 million with a weighted average interest rate of 2.5%. A hypothetical 10% increase in interest rates effective at September 28, 2019, and September 29, 2018, would have a minimal effect on interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At September 28, 2019, we had fixed-rate debt of $10,057 million with a weighted average interest rate of 4.42%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $184 million at September 28, 2019, and $207 million at September 29, 2018. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
We have $400 million total notional amount of interest rate swaps at September 28, 2019 as part of our risk management activities to hedge a portion of our exposure to changes in interest rates. A hypothetical 10% decrease in interest rates would have a minimal effect on interest expense.
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
Foreign Currency Risk: We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances as well as revenues and expenses. The primary currencies we have exposure to are the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the Thai baht, the Malaysian ringgit, the European euro, the Japanese yen, the New Zealand dollar, the Australian dollar and the Mexican peso. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at September 28, 2019 and September 29, 2018, related to the foreign exchange forward and option contracts would have a $15 million and $9 million impact, respectively, on pretax income.
Concentrations of Credit Risk: Our financial instruments exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to our large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At September 28, 2019 and September 29, 2018, 16.2% and 18.6%, respectively, of our net accounts receivable balance was due from Walmart Inc. No other single customer or customer group represented 10% or greater of net accounts receivable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three years ended September 28, 2019
	in millions, except per share data
	2019	2018	2017
Sales	$42,405	$40,052	$38,260
Cost of Sales	37,383	34,956	33,198
Gross Profit	5,022	5,096	5,062
Selling, General and Administrative	2,195	2,064	2,141
Operating Income	2,827	3,032	2,921
Other (Income) Expense:
Interest income	(11)	(7)	(7)
Interest expense	462	350	279
Other, net	(55)	(56)	21
Total Other (Income) Expense	396	287	293
Income before Income Taxes	2,431	2,745	2,628
Income Tax Expense (Benefit)	396	(282)	850
Net Income	2,035	3,027	1,778
Less: Net Income Attributable to Noncontrolling Interests	13	3	4
Net Income Attributable to Tyson	$2,022	$3,024	$1,774
Weighted Average Shares Outstanding:
Class A Basic	293	295	296
Class B Basic	70	70	70
Diluted	366	369	370
Net Income Per Share Attributable to Tyson:
Class A Basic	$5.67	$8.44	$4.94
Class B Basic	$5.10	$7.59	$4.45
Diluted	$5.52	$8.19	$4.79
See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three years ended September 28, 2019
	in millions
	2019	2018	2017
Net Income	$2,035	$3,027	$1,778
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	(15)	(7)	—
Investments	2	(1)	(1)
Currency translation	(23)	(29)	6
Postretirement benefits	(66)	(7)	56
Total Other Comprehensive Income (Loss), Net of Taxes	(102)	(44)	61
Comprehensive Income	1,933	2,983	1,839
Less: Comprehensive Income Attributable to Noncontrolling Interests	13	3	4
Comprehensive Income Attributable to Tyson	$1,920	$2,980	$1,835
See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED BALANCE SHEETS

September 28, 2019, and September 29, 2018
in millions, except share and per share data
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$484	$270
Accounts receivable, net	2,173	1,723
Inventories	4,108	3,513
Other current assets	404	182
Total Current Assets	7,169	5,688
Net Property, Plant and Equipment	7,282	6,169
Goodwill	10,844	9,739
Intangible Assets, net	7,037	6,759
Other Assets	765	754
Total Assets	$33,097	$29,109
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$2,102	$1,911
Accounts payable	1,926	1,694
Other current liabilities	1,485	1,426
Total Current Liabilities	5,513	5,031
Long-Term Debt	9,830	7,962
Deferred Income Taxes	2,356	2,107
Other Liabilities	1,172	1,198
Commitments and Contingencies (Note 20)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 378 million shares	38	38
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,378	4,387
Retained earnings	13,787	12,329
Accumulated other comprehensive gain (loss)	(117)	(15)
Treasury stock, at cost – 82 million shares at September 28, 2019 and September 29, 2018	(4,011)	(3,943)
Total Tyson Shareholders’ Equity	14,082	12,803
Noncontrolling Interests	144	8
Total Shareholders’ Equity	14,226	12,811
Total Liabilities and Shareholders’ Equity	$33,097	$29,109
See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Three years ended September 28, 2019
				in millions
	2019		2018		2017
	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance at beginning of year	378	$38	378	$38	364	$36
Issuance of Class A common stock	—	—	—	—	14	2
Balance at end of year	378	38	378	38	378	38

Class B Common Stock:
Balance at beginning and end of year	70	7	70	7	70	7

Capital in Excess of Par Value:
Balance at beginning of year		4,387		4,378		4,355
Stock-based compensation		(9)		9		23
Balance at end of year		4,378		4,387		4,378

Retained Earnings:
Balance at beginning of year		12,329		9,776		8,348
Net income attributable to Tyson		2,022		3,024		1,774
Dividends		(564)		(458)		(346)
Reclass from Accumulated Other Comprehensive Income (Loss), Net of Tax (1)		—		(13)		—
Balance at end of year		13,787		12,329		9,776

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of year		(15)		16		(45)
Other Comprehensive Income (Loss)		(102)		(44)		61
Reclass to Retained Earnings (1)		—		13
Balance at end of year		(117)		(15)		16

Treasury Stock:
Balance at beginning of year	82	(3,943)	80	(3,674)	73	(3,093)
Purchase of Class A common stock	4	(252)	6	(427)	14	(860)
Stock-based compensation	(4)	184	(4)	158	(7)	279
Balance at end of year	82	(4,011)	82	(3,943)	80	(3,674)

Total Shareholders’ Equity Attributable to Tyson		$14,082		$12,803		$10,541

Equity Attributable to Noncontrolling Interests:
Balance at beginning of year		$8		$18		$16
Net income attributable to noncontrolling interests		13		3		4
Distributions to noncontrolling interest		(3)		(3)		(2)
Business combination and other		126		(10)		—
Total Equity Attributable to Noncontrolling Interests		$144		$8		$18

Total Shareholders’ Equity		$14,226		$12,811		$10,559
(1) Reclass from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act, following adoption of the applicable new accounting standard for the fiscal year ended September 29, 2018.
See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three years ended September 28, 2019
	in millions
	2019	2018	2017
Cash Flows From Operating Activities:
Net income	$2,035	$3,027	$1,778
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	819	723	642
Amortization	279	220	119
Deferred income taxes	92	(865)	(39)
Gain on dispositions of businesses	(17)	(42)	—
Impairment of assets	94	175	214
Stock-based compensation expense	77	69	92
Other, net	(20)	(58)	(57)
(Increase) decrease in accounts receivable	(226)	(2)	(55)
(Increase) decrease in inventories	(214)	(207)	(246)
Increase (decrease) in accounts payable	(55)	(44)	61
Increase (decrease) in income taxes payable/receivable	(254)	111	55
Increase (decrease) in interest payable	47	(3)	16
Net changes in other operating assets and liabilities	(144)	(141)	19
Cash Provided by Operating Activities	2,513	2,963	2,599
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(1,259)	(1,200)	(1,069)
Purchases of marketable securities	(64)	(42)	(79)
Proceeds from sale of marketable securities	63	37	61
Acquisitions, net of cash acquired	(2,462)	(1,474)	(3,081)
Proceeds from sale of businesses	170	797	—
Other, net	88	(24)	4
Cash Used for Investing Activities	(3,464)	(1,906)	(4,164)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	4,634	1,148	5,444
Payments on debt	(3,208)	(1,307)	(3,159)
Borrowings on revolving credit facility	1,135	1,755	1,810
Payments on revolving credit facility	(1,065)	(1,755)	(2,110)
Proceeds from issuance of commercial paper	17,722	21,024	8,138
Repayments of commercial paper	(17,327)	(21,197)	(7,360)
Payment of AdvancePierre TRA liability	—	—	(223)
Purchases of Tyson Class A common stock	(252)	(427)	(860)
Dividends	(537)	(431)	(319)
Stock options exercised	99	102	154
Other, net	(30)	(14)	15
Cash Provided by (Used for) Financing Activities	1,171	(1,102)	1,530
Effect of Exchange Rate Change on Cash	(6)	(3)	4
Increase (decrease) in Cash and Cash Equivalents	214	(48)	(31)
Cash and Cash Equivalents at Beginning of Year	270	318	349
Cash and Cash Equivalents at End of Year	$484	$270	$318
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TYSON FOODS, INC.
NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business: Tyson Foods, Inc. (collectively, “Company,” “we,” “us” or “our”), is one of the world's largest food companies and a recognized leader in protein. Founded in 1935 by John W. Tyson and grown under three generations of family leadership, the Company has a broad portfolio of products and brands including Tyson®, Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, Aidells®, ibp® and State Fair®. We innovate continually to make protein more sustainable, tailor food for everywhere it’s available and raise the world’s expectations for how much good food can do.
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
Fiscal Year: We utilize a 52- or 53-week accounting period ending on the Saturday closest to September 30. The Company’s accounting cycle resulted in a 52-week year for fiscal 2019, fiscal 2018, and fiscal 2017.
Cash and Cash Equivalents: Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as part of our cash management activity. The carrying values of these assets approximate their fair values. We primarily utilize a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts where funds are moved to, and several zero-balance disbursement accounts for funding payroll, accounts payable, livestock procurement, livestock grower payments, etc. As a result of our cash management system, checks issued, but not presented to the banks for payment, may result in negative book cash balances. These negative book cash balances are included in accounts payable and other current liabilities. At September 28, 2019, and September 29, 2018, checks outstanding in excess of related book cash balances totaled approximately $200 million and $220 million, respectively.
Accounts Receivable: We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. We calculate this allowance based on our history of write-offs, level of past due accounts and relationships with and economic status of our customers. At September 28, 2019, and September 29, 2018, our allowance for uncollectible accounts was $21 million and $19 million, respectively. We generally do not have collateral for our receivables, but we do periodically evaluate the credit worthiness of our customers.
Inventories: Processed products, livestock and supplies and other are valued at the lower of cost or net realizable value. Cost includes purchased raw materials, live purchase costs, livestock growout costs (primarily feed, livestock grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories.
In fiscal 2019 and fiscal 2018, the cost of inventories was determined by either the first-in, first-out ("FIFO") method or the weighted-average method.
The following table reflects the major components of inventory at September 28, 2019, and September 29, 2018:

		in millions
	2019	2018
Processed products	$2,362	$1,981
Livestock	1,150	1,006
Supplies and other	596	526
Total inventory	$4,108	$3,513

Property, Plant and Equipment: Property, plant and equipment are stated at cost and generally depreciated on a straight-line method over the estimated lives for buildings and leasehold improvements of 10 to 33 years, machinery and equipment of 3 to 12 years and land improvements and other of 3 to 20 years. Major repairs and maintenance costs that significantly extend the useful life of the related assets are capitalized. Normal repairs and maintenance costs are charged to operations.
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

Goodwill and Intangible Assets: Definite life intangibles are initially recorded at fair value and amortized over the estimated period of benefit. Brands and trademarks are generally amortized using the straight-line method over 20 years or less. Customer relationships and supply arrangements are generally amortized over 7 to 30 years based on the pattern of revenue expected to be generated from the use of the asset. The gross cost and accumulated amortization of intangible assets are removed when the recorded amounts are fully amortized and the asset is no longer in use or the contract has expired. Amortization expense is generally recognized in selling, general, and administrative expense. We review the carrying value of definite life intangibles at each balance sheet date if indication of impairment exists. Recoverability is assessed using undiscounted cash flows based on historical results and current projections of earnings before interest, taxes, depreciation and amortization. We measure impairment as the excess of carrying value over the fair value of the definite life intangible asset. We use various valuation techniques to estimate fair value, with the primary techniques being discounted cash flows, relief-from-royalty and multi-period excess earnings valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under these valuation approaches, we are required to make estimates and assumptions about sales, operating margins, growth rates, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data.
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
During fiscal 2019, 2018 and 2017, we determined none of our material reporting units' fair values were below its carrying value.
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
The fair value of our indefinite life intangible assets is calculated principally using relief-from-royalty and multi-period excess earnings valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy, and is believed to reflect market participant views which would exist in an exit transaction. Under these valuation approaches, we are required to make estimates and assumptions about sales, operating margins, growth rates, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. During fiscal 2019, 2018 and 2017, we determined the fair value of each of our indefinite life intangible assets exceeded its carrying value. The discount rate used in our indefinite life intangible test decreased to 7.5% in fiscal 2019 from 8.2% in fiscal 2018.

Investments: We have investments in joint ventures and other entities. The equity method of accounting is used for entities in which we exercise significant influence but do not have a controlling interest or a variable interest in which we are the primary beneficiary. Investments not accounted for using the equity method do not have readily determinable fair values and do not qualify for the practical expedient to measure the investment using a net asset value per share. These investments are recorded using the measurement alternative in which our equity interests are recorded at cost, less impairments, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. At each reporting period, we assess if these investments continue to qualify for this measurement alternative. An impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost. Adjustments to the carrying value are recorded in Other, net in the Consolidated Statements of Income. Investments in joint ventures and other entities are reported in the Consolidated Balance Sheets in Other Assets.
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
Other Current Liabilities: Other current liabilities at September 28, 2019, and September 29, 2018, include:

	in millions
	2019	2018
Accrued salaries, wages and benefits	$620	$549
Other	865	877
Total other current liabilities	$1,485	$1,426

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
Derivative Financial Instruments: We purchase certain commodities, such as grains and livestock in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce our exposure to various market risks related to these purchases, as well as to changes in foreign currency exchange and interest rates. Contract terms of a financial instrument qualifying as a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting risk reduction and correlation criteria are recorded using hedge accounting. If a derivative instrument is accounted for as a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will be offset either against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value is immediately recognized in earnings as a component of cost of sales. Instruments we hold as part of our risk management activities that do not meet the criteria for hedge accounting are marked to fair value with unrealized gains or losses reported currently in earnings. Changes in market value of derivatives used in our risk management activities relating to forward sales contracts are recorded in sales. Changes in market value of derivatives used in our risk management activities surrounding inventories on hand or anticipated purchases of inventories are recorded in cost of sales. Changes in market value of derivatives used in our risk management activities related to interest rates are recorded in interest expense. Changes in the market value of derivatives used in our risk management activities related to foreign exchange contracts are recorded in other, net. We generally do not hedge anticipated transactions beyond 18 months.

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
Advertising Expenses: Advertising expense is charged to operations in the period incurred and is recorded as selling, general and administrative expense. Advertising expense totaled $276 million, $243 million and $238 million in fiscal 2019, 2018 and 2017, respectively.
Research and Development: Research and development costs are expensed as incurred. Research and development costs totaled $97 million, $114 million and $113 million in fiscal 2019, 2018 and 2017, respectively.
Business Combinations: We account for acquired businesses using the acquisition method of accounting, which requires that once control of a business is obtained, 100% of the assets acquired and liabilities assumed, including amounts attributable to noncontrolling interests, be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related expenses including transaction and integration costs are expensed as incurred.
We use various models to determine the value of assets acquired such as net realizable value to value inventory, cost method and market approach to value property, relief-from-royalty and multi-period excess earnings to value intangibles, and discounted cash flow to value goodwill. We make estimates and assumptions about projected future cash flows including sales, operating margins, attrition rates, growth rates, and discount rates based on historical results, business plans, expected synergies, perceived risk, and market place data considering the perspective of marketplace participants. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may be considered to have indefinite useful lives.
Use of Estimates: The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements:
In August 2017, the Financial Accounting Standards Board ("FASB") issued guidance that eases certain documentation and assessment requirements of hedge effectiveness and modifies the accounting for components excluded from the assessment. Some of the modifications include the ineffectiveness of derivative gain/loss in highly effective cash flow hedges to be recorded in Other Comprehensive Income, alignment of the recognition and presentation of the effects related to the hedging instrument and hedged item in the financial statements, and additional disclosures required on the cumulative basis adjustment in fair value hedges and the effect of hedging on financial statement lines for components excluded from the assessment. The amendment also simplifies the application of hedge accounting in certain situations to permit new hedging strategies to be eligible for hedge accounting. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2018, our fiscal 2020 and the modified retrospective transition method should be applied. We will adopt this guidance beginning in the first quarter of fiscal 2020. Upon adoption, we do not expect this guidance will have a material impact on our consolidated financial statements.
In June 2016, the FASB issued guidance that provides more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2019, our fiscal 2021. Early adoption is permitted for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2018, our fiscal 2020. The application of the guidance requires various transition methods depending on the specific amendment. We will adopt this guidance beginning in the first quarter of fiscal 2020. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.
In February 2016, the FASB issued guidance that created new accounting and reporting guidelines for leasing arrangements. The guidance requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses and cash flows arising from a lease will depend on classification as a finance or operating lease. The guidance also requires qualitative and quantitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2018, our fiscal 2020. Early adoption is permitted. In July 2018, the FASB issued an adoption approach that allows entities to apply the guidance as of the date of the initial application. We will adopt the standard in the first quarter of fiscal 2020 using this transition method, and as a result, we will not adjust comparative period financial information or make the new required lease disclosures for periods before the effective date. We have performed a review of the lease portfolio and have implemented a leasing software solution to support the future state lease accounting requirements. We have elected the package of practical expedients available under the transition guidance which allows us to not reassess prior conclusions related to lease classifications, existing contracts containing leases, and initial direct costs. We continue to finalize our implementation efforts and currently estimate that upon adoption we will record operating right of use assets and related lease liabilities of approximately 2% of total assets, subject to the completion of our assessment including finalizing the impacts from recent business acquisitions. We expect our financial statement disclosures will be expanded to present additional details of our leasing arrangements, but do not expect the adoption of this standard to have a material impact on the Consolidated Statements of Income or our Consolidated Statements of Cash Flows.
NOTE 2: CHANGES IN ACCOUNTING PRINCIPLES
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
The following reconciliations provide the effect of the reclassification of the net periodic benefit cost from operating expenses to other (income) expense in our consolidated statements of income for fiscal year 2018 and 2017 (in millions):

Twelve Months Ended September 29, 2018:	As Previously Reported	Adjustments	As Recast
Cost of Sales	$34,926	$30	$34,956
Selling, General and Administrative	$2,071	$(7)	$2,064
Operating Income	$3,055	$(23)	$3,032
Other (Income) Expense	$310	$(23)	$287

Twelve Months Ended September 30, 2017:	As Previously Reported	Adjustments	As Recast
Cost of Sales	$33,177	$21	$33,198
Selling, General and Administrative	$2,152	$(11)	$2,141
Operating Income	$2,931	$(10)	$2,921
Other (Income) Expense	$303	$(10)	$293

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

In May 2014, the FASB issued guidance that changes the criteria for recognizing revenue. The guidance provides for a single five-step model to be applied to all revenue contracts with customers. The standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts, including disaggregated revenue disclosures. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. This guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. We adopted this guidance in the first quarter of fiscal 2019 using the modified retrospective transition method. Prior periods were not adjusted and, based on our implementation assessment, no cumulative-effect adjustment was made to the opening balance of retained earnings. The adoption of this standard did not have a material impact on our consolidated financial statements. For further description of our revenue recognition policy refer to Part I, Item 1, Notes to the Consolidated Financial Statements, Note 1: Business and Summary of Significant Accounting Policies. For disaggregated revenue information refer to Part I, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 17: Segment Reporting.
NOTE 3: ACQUISITIONS AND DISPOSITIONS
Acquisitions
On June 3, 2019, we acquired the Thai and European operations of BRF S.A. ("Thai and European operations") for $326 million, net of cash acquired, subject to certain adjustments, as a part of our growth strategy to expand offerings of value-added protein in global markets. Its results, subsequent to the acquisition closing, are included in International/Other for segment presentation. Certain estimated values for the acquisition, including goodwill, intangible assets, property, plant and equipment, noncontrolling interest, and deferred income taxes are not yet finalized and are subject to revision as additional information becomes available and more detailed analyses are completed. The preliminary purchase price allocation includes $307 million of net working capital, including $56 million of cash acquired, $93 million of Property, Plant and Equipment, $1 million of Goodwill, $23 million of Intangible Assets, $24 million of Other Liabilities, $11 million of Deferred Income Taxes and $7 million of Noncontrolling Interest. Intangible Assets included customer relationships which will be amortized over a life of 7 years. We do not expect the goodwill to be deductible for income tax purposes. During the fourth quarter of fiscal 2019, we recorded measurement period adjustments, including $15 million of purchase price adjustments, which collectively decreased Goodwill by $66 million, including an increase in net working capital of $3 million, a reduction of Intangible Assets of $11 million, a reduction of Property, Plant and Equipment of $13 million, a reduction of Deferred Income Taxes of $4 million, and a reduction of Noncontrolling Interest of $68 million.
On November 30, 2018, we acquired all of the outstanding common stock of MFG (USA) Holdings, Inc. and McKey Luxembourg Holdings S.à.r.l. (“Keystone Foods”) from Marfrig Global Foods ("Marfrig") for $2.3 billion in cash, subject to certain adjustments. We initially funded the acquisition with existing cash on hand, net proceeds from the issuance of a 364-day term loan and borrowings under our commercial paper program. In February 2019, we used the net proceeds from the issuance of senior notes to repay amounts outstanding under the 364-day term loan and commercial paper obligations. Keystone Foods' domestic and international results, subsequent to the acquisition closing, are included in our Chicken segment and International/Other, respectively.
The following table summarizes the preliminary purchase price allocation for Keystone Foods and fair values of the assets acquired and liabilities assumed at the acquisition date, which are subject to change pending finalization of working capital adjustments. Certain estimated values for the acquisition, including goodwill, intangible assets, inventory, property, plant and equipment, and deferred income taxes, are not yet finalized and are subject to revision as additional information becomes available and more detailed analyses are completed. The purchase price was allocated based on information currently available as of the acquisition date. During fiscal 2019, we recorded measurement period adjustments, including $61 million of purchase price adjustments, which collectively increased goodwill by $47 million, primarily consisting of a reduction of Intangible Assets of $86 million, a reduction of Property, Plant and Equipment of $49 million, a reduction of Deferred Income Taxes of $36 million and a reduction in net working capital of $13 million.

in millions
Cash and cash equivalents	$186
Accounts receivable	106
Inventories	257
Other current assets	34
Property, Plant and Equipment	676
Goodwill	1,120
Intangible Assets	659
Other Assets	28
Current debt	(73)
Accounts payable	(208)
Other current liabilities	(99)
Long-Term Debt	(113)
Deferred Income Taxes	(177)
Other Liabilities	(8)
Noncontrolling Interests	(122)
Net assets acquired	$2,266

The fair value of identifiable intangible assets primarily consisted of customer relationships with a weighted average life of 25 years. As a result of the acquisition, we recognized a total of $1,120 million of goodwill. The purchase price was allocated to assets acquired and liabilities assumed based on their preliminary estimated fair values as of the date of acquisition, and any excess was allocated to goodwill, as shown in the table above. Goodwill represents the value we expect to achieve through the implementation of operational synergies and growth opportunities. The preliminary allocation of goodwill to our segments was $779 million and $341 million to our Chicken segment and International/Other, respectively. We do not expect the goodwill to be deductible for income tax purposes.
We used various valuation techniques to determine fair value, with the primary techniques being discounted cash flow, relief-from-royalty, market pricing multiple and multi-period excess earnings valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under these valuation approaches, we are required to make estimates and assumptions about sales, operating margins, growth rates, attrition rates, royalty rates, EBITDA multiples, and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data.
The acquisition of Keystone Foods was accounted for using the acquisition method of accounting and, consequently, the results of operations are reported in our consolidated financial statements from the date of acquisition. Keystone Foods sales from the date of acquisition through September 28, 2019 were $1,970 million and its results for that period were not significant to our overall Consolidated Statements of Income.
On August 20, 2018, we acquired the assets of American Proteins, Inc. and AMPRO Products, Inc. ("American Proteins"), a poultry rendering and blending operation for $864 million, as part of our strategic expansion and sustainability initiatives. Its results, subsequent to the acquisition closing, are included in our Chicken segment. The purchase price allocation included $56 million of net working capital, $152 million of Property, Plant and Equipment, $361 million of Intangible Assets, $308 million of Goodwill, and $13 million of Other liabilities. Intangible Assets primarily included $310 million assigned to supply network which will be amortized over 14 years and $51 million assigned to customer relationships which will be amortized over a weighted average of 12 years. All of the goodwill acquired is amortizable for tax purposes. During fiscal 2019, we settled the net-working capital purchase price adjustment reducing the purchase price by $2 million and recorded measurement period adjustments which increased goodwill by $66 million, including a reduction to net working capital of $15 million, a reduction to Property, Plant and Equipment of $3 million, and a reduction to intangible assets of $50 million.
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

On November 10, 2017, we acquired Original Philly Holdings, Inc. ("Original Philly"), a value-added protein business, for $226 million, net of cash acquired, as part of our strategic expansion initiative. Its results, subsequent to the acquisition closing, are included in our Prepared Foods and Chicken segments. The purchase price allocation included $21 million of net working capital, including $10 million of cash acquired, $13 million of Property, Plant and Equipment, $90 million of Intangible Assets and $111 million of Goodwill. We allocated $82 million and $29 million of goodwill to our Prepared Foods and Chicken segments, respectively, using the acquisition method approach. All of the goodwill acquired is amortizable for tax purposes.
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
The following unaudited pro forma information presents the combined results of operations as if the acquisition of AdvancePierre had occurred at the beginning of fiscal 2017. AdvancePierre's pre-acquisition results have been added to our historical results. The pro forma results contained in the table below include adjustments for amortization of acquired intangibles, depreciation expense, interest expense related to the financing and related income taxes. Any potential cost savings or other operational efficiencies that could result from the acquisition are not included in these pro forma results. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor is it necessarily an indication of future operating results.

in millions (unaudited)
2017
Pro forma sales	$39,330
Pro forma net income attributable to Tyson	1,837
Pro forma net income per diluted share attributable to Tyson	$4.97

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
We completed the sale of a chicken further processing facility acquired during the Keystone Foods acquisition on August 31, 2019 for $170 million net proceeds, which did not result in a significant gain or loss.
In the fourth quarter of fiscal 2019, we made the decision to sell a Prepared Foods business. We recorded a pretax impairment charge for this business of $41 million due to our estimate of the business' fair value based on current expected net sales proceeds. The remaining carrying value of this business is not significant.

NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The following table reflects major categories of property, plant and equipment and accumulated depreciation at September 28, 2019, and September 29, 2018:

	in millions
	2019	2018
Land	$198	$154
Building and leasehold improvements	4,747	4,115
Machinery and equipment	8,607	7,720
Land improvements and other	385	357
Buildings and equipment under construction	713	689
	14,650	13,035
Less accumulated depreciation	7,368	6,866
Net property, plant and equipment	$7,282	$6,169

Approximately $1,772 million required to complete buildings and equipment under construction at September 28, 2019.
NOTE 5: GOODWILL AND INTANGIBLE ASSETS
The following table reflects goodwill activity for fiscal 2019 and 2018:

in millions
	Beef	Pork	Chicken	Prepared Foods	International/Other	Unallocated	Consolidated
Balance at September 30, 2017
Goodwill	$1,236	$423	$1,565	$3,678	$57	$2,982	$9,941
Accumulated impairment losses	(560)	—	—	—	(57)	—	(617)
	$676	$423	$1,565	$3,678	$—	$2,982	$9,324

Fiscal 2018 Activity:
Acquisition	$—	$—	$365	$82	$—	$—	$447
Measurement period adjustments	—	—	—	—	—	(2)	(2)
Allocation of acquired goodwill	—	—	568	2,412	—	(2,980)	—
Reclass to assets held for sale	—	—	—	(30)	—	—	(30)
Balance at September 29, 2018
Goodwill	1,236	423	2,498	6,142	57	—	10,356
Accumulated impairment losses	(560)	—	—	—	(57)	—	(617)
	$676	$423	$2,498	$6,142	$—	$—	$9,739

Fiscal 2019 Activity:
Acquisition	$—	$—	$779	$—	$342	$—	$1,121
Measurement period adjustments	—	—	66	—	—	—	66
Reclass to assets held for sale	—	—	(70)	(7)	—	—	(77)
Currency translation and other	—	—	1	(1)	(5)	—	(5)
Balance at September 28, 2019
Goodwill	1,236	423	3,274	6,134	394	—	11,461
Accumulated impairment losses	(560)	—	—	—	(57)	—	(617)
	$676	$423	$3,274	$6,134	$337	$—	$10,844

The following table reflects intangible assets by type at September 28, 2019, and September 29, 2018:

in millions
	2019	2018
Amortizable intangible assets:
Brands and trademarks	$945	$950
Customer relationships	2,389	1,793
Supply Arrangements	310	358
Patents, intellectual property and other	34	107
Land use rights	8	9
Total gross amortizable intangible assets	$3,686	$3,217
Less accumulated amortization	727	536
Total net amortizable intangible assets	$2,959	$2,681
Brands and trademarks not subject to amortization	4,078	4,078
Total intangible assets	$7,037	$6,759

Amortization expense of $267 million, $210 million and $107 million was recognized during fiscal 2019, 2018 and 2017, respectively. We estimate amortization expense on intangible assets for the next five fiscal years subsequent to September 28, 2019, will be: 2020 - $276 million; 2021 - $258 million; 2022 - $244 million; 2023 - $225 million; 2024 - $221 million.
NOTE 6: RESTRUCTURING AND RELATED CHARGES
In the fourth quarter of fiscal 2017, our Board of Directors approved a multi-year restructuring program (the “Financial Fitness Program”), which is expected to contribute to the Company’s overall strategy of financial fitness through increased operational effectiveness and overhead reduction. The Financial Fitness Program is expected to result in cumulative pretax charges of approximately $280 million which consist primarily of severance and employee related costs, impairments and accelerated depreciation of technology assets, incremental costs to implement new technology, and contract termination costs. The Company recognized restructuring and related charges of $41 million, $59 million and $150 million associated with the program during fiscal 2019, 2018 and 2017, respectively.
For fiscal 2019 and 2018, the restructuring and related charges consisted of $41 million and $59 million, respectively, of incremental costs to implement new technology and accelerated depreciation of technology assets. These costs were recorded in Selling, General and Administrative in our Consolidated Statements of Income. For fiscal 2017, the restructuring and related charges consisted of $53 million severance and employee related costs, $72 million technology impairment and related costs, and $25 million for contract termination costs. Of these costs, $35 million was recorded to Cost of Sales and $115 million was recorded to Selling, General and Administrative in our Consolidated Statements of Income.
We had no restructuring liability at September 28, 2019 and our restructuring liability was $10 million at September 29, 2018.

NOTE 7: DEBT
The following table reflects major components of debt as of September 28, 2019, and September 29, 2018:

		in millions
	2019	2018
Revolving credit facility	$70	$—
Commercial Paper	1,000	605
Senior notes:
Notes due May 2019 ("2019 Notes")	—	300
Notes due August 2019 ("2019 Notes")	—	1,000
Notes due June 2020 (2.68% at 09/28/2019)	350	350
Notes due August 2020 (2.60% at 09/28/2019)	400	400
4.10% Notes due September 2020	280	281
2.25% Notes due August 2021	500	500
4.50% Senior notes due June 2022	1,000	1,000
3.90% Notes due September 2023	400	400
3.95% Notes due August 2024	1,250	1,250
4.00% Notes due March 2026 ("2026 Notes")	800	—
3.55% Notes due June 2027	1,350	1,350
7.00% Notes due January 2028	18	18
4.35% Notes due March 2029 ("2029 Notes")	1,000	—
6.13% Notes due November 2032	161	161
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	500	500
4.55% Notes due June 2047	750	750
5.10% Notes due September 2048 ("2048 Notes")	1,500	500
Discount on senior notes	(48)	(15)
Other	216	73
Unamortized debt issuance costs	(65)	(50)
Total debt	11,932	9,873
Less current debt	2,102	1,911
Total long-term debt	$9,830	$7,962
Annual maturities of debt for the five fiscal years subsequent to September 28, 2019 are: 2020 - $2,104 million; 2021 - $535 million; 2022 - $1,033 million; 2023 - $493 million; 2024 - $1,266 million.
Revolving Credit Facility and Letters of Credit
We have a $1.75 billion revolving credit facility that supports short-term funding needs and serves as a backstop to our commercial paper program. This facility will mature and the commitments thereunder will terminate in March 2023. Amounts available for borrowing under this facility totaled $1.68 billion at September 28, 2019, before deducting amounts to backstop our commercial paper program. At September 28, 2019, we had $70 million in borrowings and no outstanding letters of credit issued under this facility. At September 28, 2019 we had $99 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of leasing obligations and workers’ compensation insurance programs and other legal obligations.
If in the future any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility.
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured short-term promissory notes ("commercial paper") up to an aggregate maximum principal amount of $1 billion as of September 28, 2019. As of September 28, 2019, we had $1 billion of commercial paper outstanding at a weighted average interest rate of 2.24% with maturities of less than 25 days.

2019 Notes
During fiscal 2019, we extinguished the $300 million outstanding balance of the Senior Notes due May 2019 and the $1 billion outstanding balance of the Senior Notes due August 2019 using cash on hand and other liquidity sources.
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
2026/2029/2048 Notes
In February 2019, we issued senior unsecured notes with an aggregate principal amount of $1.8 billion, consisting of $800 million due March 2026 and $1 billion due March 2029. Additionally, we reopened the 2048 Notes issuing an additional $1 billion, bringing the aggregate principal amount outstanding on the 2048 Notes to $1.5 billion. The net proceeds from the issuances were used to repay amounts outstanding under the 364-Day Term Loan Agreement and commercial paper obligations and to fund the acquisition of the Thai and European operations. The 2026 Notes carry a fixed interest rate of 4.00% and the 2029 Notes carry a fixed interest rate of 4.35%. Interest payments on the 2026 and 2029 Notes are due semi-annually on March 1 and September 1. After the original issue discounts of $36 million, we received net proceeds of $2,764 million and incurred debt issuance costs of $26 million related to the issuances.
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
We were in compliance with all debt covenants at September 28, 2019.
NOTE 8: EQUITY
Capital Stock
We have two classes of capital stock, Class A Common stock, $0.10 par value ("Class A stock") and Class B Common Stock, $0.10 par value ("Class B stock"). Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share, while holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of September 28, 2019, Tyson Limited Partnership (the "TLP") owned 99.985% of the outstanding shares of Class B stock and the TLP and members of the Tyson family owned, in the aggregate, 2.15% of the outstanding shares of Class A stock, giving them, collectively, control of approximately 70.97% of the total voting power of the outstanding voting stock.
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
Dividends
Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. We pay quarterly cash dividends to Class A and Class B shareholders. We paid Class A dividends per share of $1.50, $1.20, and $0.90 in fiscal 2019, 2018, and 2017, respectively. We paid Class B dividends per share of $1.35, $1.08, and $0.81 in fiscal 2019, 2018, and 2017, respectively. Effective November 11, 2019, the Board of Directors increased the quarterly dividend previously declared on August 8, 2019, to $0.42 per share on our Class A stock and $0.378 per share on our Class B stock. The increased quarterly dividend is payable on December 13, 2019, to shareholders of record at the close of business on November 29, 2019.

Share Repurchases
As of September 28, 2019, 20.7 million shares remained available for repurchase under the Company's share repurchase program. The program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans.
A summary of cumulative share repurchases of our Class A stock for fiscal 2019, 2018 and 2017 is as follows:

					in millions
	September 28, 2019		September 29, 2018		September 30, 2017
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	2.3	$150	4.9	$350	12.5	$797
To fund certain obligations under equity compensation plans	1.4	102	1.0	77	1.0	63
Total share repurchases	3.7	$252	5.9	$427	13.5	$860

NOTE 9: INCOME TAXES
Detail of the provision for income taxes from continuing operations consists of the following:

			in millions
	2019	2018	2017
Federal	$325	$(426)	$755
State	42	118	81
Foreign	29	26	14
	$396	$(282)	$850

Current	$304	$583	$889
Deferred	92	(865)	(39)
	$396	$(282)	$850

The reasons for the difference between the statutory federal income tax rate and our effective income tax rate from continuing operations are as follows:

	2019	2018	2017
Federal income tax rate	21.0%	24.5%	35.0%
State income taxes	2.9	3.3	2.3
Unrecognized tax benefits, net	(6.6)	(0.1)	(0.1)
Impact of the Tax Act	—	(37.9)	—
Domestic production deduction	—	(1.7)	(3.1)
Impairment and sale of non-protein businesses	—	3.1	—
Other	(1.0)	(1.5)	(1.8)
	16.3%	(10.3)%	32.3%

During fiscal 2019, changes in unrecognized tax benefits decreased tax expense by $160 million, and state tax expense, excluding changes in unrecognized tax benefits and net of federal tax benefit, was $69 million.
During fiscal 2018, the domestic production deduction decreased tax expense by $46 million, and state tax expense, net of federal tax benefit, was $90 million. The change in federal tax rate from the Tax Act resulted in a tax benefit of $1,004 million related to deferred tax remeasurement. Additionally, favorable timing differences deductible in fiscal 2018 at the 24.5% blended tax rate but reversing in future years at 21% resulted in a $35 million tax benefit. The impacts of the non-deductible impairment and sale of certain assets in our non-protein businesses increased the effective tax rate by 3.1%.
During fiscal 2017, the domestic production deduction decreased tax expense by $80 million, and state tax expense, net of federal tax benefit, was $61 million.

Approximately $2,332 million, $2,700 million and $2,603 million of income from continuing operations before income taxes for fiscal 2019, 2018 and 2017, respectively, were from our operations based in the United States.
On December 22, 2017, President Trump signed into law the Tax Act. The Tax Act made significant changes to the U.S. tax code including, but not limited to, (1) reducing the corporate federal income tax rate from 35% to 21% effective January 1, 2018, (2) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, (3) the repeal of the domestic production activity deduction beginning with our fiscal 2019, and (4) new provisions designed to tax global intangible low-taxed income and to allow a deduction for foreign-derived intangible income beginning with our fiscal 2019.
Under generally accepted accounting principles ("U.S. GAAP"), specifically ASC Topic 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted, or December 22, 2017, for the Tax Act. ASC 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred taxes were remeasured based upon the new tax rates. The change in deferred taxes was recorded as an adjustment to our fiscal 2018 deferred tax provision.
During the first quarter of fiscal 2019 we completed our accounting for the Tax Act and recorded an immaterial adjustment to income tax expense.
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

The tax effects of major items recorded as deferred tax assets and liabilities as of September 28, 2019, and September 29, 2018, are as follows:

				in millions
	2019		2018
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$891	$—	$714
Intangible assets	—	1,624	—	1,533
Accrued expenses	297	—	230	—
Net operating loss and other carryforwards	99	—	92	—
Other	84	231	98	193
	$480	$2,746	$420	$2,440
Valuation allowance	$(86)		$(79)
Net deferred tax liability		$2,352		$2,099

At September 28, 2019, our gross state tax net operating loss carryforwards approximated $691 million and expire in fiscal years 2020 through 2039. Gross foreign net operating loss carryforwards approximated $98 million, of which $65 million expire in fiscal years 2020 through 2031, and the remainder has no expiration. We also have tax credit carryforwards of approximately $42 million, of which $38 million expire in fiscal years 2020 through 2033, and the remainder has no expiration.
We have accumulated undistributed earnings of foreign subsidiaries aggregating approximately $252 million and $210 million at September 28, 2019, and September 29, 2018, respectively. The Tax Act generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries after December 31, 2017. As a result, our intention is that excess cash held by our foreign subsidiaries that is not subject to regulatory restrictions will be repatriated net of applicable withholding taxes which are expected to be immaterial. The remainder of accumulated undistributed earnings are expected to be indefinitely reinvested outside of the United States. If these earnings were distributed in the form of dividends or otherwise, we could be subject to state income taxes and withholding taxes payable to various foreign countries. Due to the uncertainty of the manner in which the undistributed earnings would be brought back to the United States and the tax laws in effect at that time, it is not currently practicable to estimate the tax liability that might be payable on the repatriation of these foreign earnings; however, we do not expect any tax due to be material.

The following table summarizes the activity related to our gross unrecognized tax benefits at September 28, 2019, September 29, 2018, and September 30, 2017:

			in millions
	2019	2018	2017
Balance as of the beginning of the year	$308	$316	$305
Increases related to current year tax positions	20	19	38
Increases related to prior year tax positions	21	8	5
Increase related to AdvancePierre acquisition	—	—	9
Reductions related to prior year tax positions	(17)	(18)	(27)
Reductions related to settlements	(9)	(8)	(4)
Reductions related to expirations of statutes of limitations	(154)	(9)	(10)
Balance as of the end of the year	$169	$308	$316

The amount of unrecognized tax benefits, if recognized, that would impact our effective tax rate was $116 million at September 28, 2019 and $216 million at September 29, 2018. We classify interest and penalties on unrecognized tax benefits as income tax expense. At September 28, 2019, and September 29, 2018, before tax benefits, we had $46 million and $73 million, respectively, of accrued interest and penalties on unrecognized tax benefits.
As of September 28, 2019, certain United States federal income tax returns are subject to examination for fiscal years 2013 through 2018. We are also subject to income tax examinations by major state and foreign jurisdictions for fiscal years 2012 through 2018 and 2002 through 2018, respectively. We do not expect material changes to our unrecognized tax benefits during the next twelve months.
NOTE 10: OTHER INCOME AND CHARGES
During fiscal 2019, we recognized $48 million of net periodic pension and postretirement benefit cost, excluding the service cost component, and pension plan settlements which were recorded in the Consolidated Statements of Income in Other, net. We recognized $20 million of equity earnings in joint ventures which was also recorded in the Consolidated Statements of Income in Other, net. Additionally, we sold an investment for $79 million in net proceeds resulting in a pretax gain of $55 million, which was recorded in the Consolidated Statements of Income in Other, net.
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
During fiscal 2017, we recorded a $52 million impairment charge related to our San Diego Prepared Foods operation. The impairment was comprised of $43 million of property, plant and equipment, $8 million of definite lived intangible assets and $1 million of other assets. This charge, of which $44 million was included in the Consolidated Statements of Income in Cost of Sales and $8 million was included in the Consolidated Statements of Income in Selling, General and Administrative, was triggered by a change in a co-manufacturing contract and ongoing losses.
Additionally, in accordance with recently adopted accounting guidance, we have retrospectively recognized $23 million and $10 million of net periodic pension and postretirement benefit credit, excluding the service cost component, for fiscal 2018 and fiscal 2017, respectively, and recorded the amounts in the Consolidated Condensed Statements of Income in Other, net.

NOTE 11: EARNINGS PER SHARE
The earnings and weighted average common shares used in the computation of basic and diluted earnings per share are as follows:

	in millions, except per share data
	2019	2018	2017
Numerator:
Net income	$2,035	$3,027	$1,778
Less: Net income attributable to noncontrolling interests	13	3	4
Net income attributable to Tyson	2,022	3,024	1,774
Less dividends declared:
Class A	465	378	285
Class B	99	80	61
Undistributed earnings	$1,458	$2,566	$1,428

Class A undistributed earnings	$1,200	$2,115	$1,177
Class B undistributed earnings	258	451	251
Total undistributed earnings	$1,458	$2,566	$1,428

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	293	295	296
Class B weighted average shares, and shares under if-converted method for diluted earnings per share	70	70	70
Effect of dilutive securities:
Stock options and restricted stock	3	4	4
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	366	369	370

Net Income Per Share Attributable to Tyson:
Class A Basic	$5.67	$8.44	$4.94
Class B Basic	$5.10	$7.59	$4.45
Diluted	$5.52	$8.19	$4.79
Dividends Declared Per Share:
Class A	$1.575	$1.275	$0.975
Class B	$1.418	$1.148	$0.878

Approximately 1 million of our stock-based compensation shares were antidilutive for each of fiscal 2019, 2018 and 2017. These shares were not included in the dilutive earnings per share calculation.
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

NOTE 12: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors' Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored, using value-at-risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit-worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at September 28, 2019.
We had the following aggregated outstanding notional amounts related to our derivative financial instruments:

		in millions, except soy meal tons
	Metric	September 28, 2019	September 29, 2018
Commodity:
Corn	Bushels	111	112
Soy Meal	Tons	1,078,800	651,700
Live Cattle	Pounds	14	105
Lean Hogs	Pounds	309	39
Foreign Currency	United States dollar	$148	$89
Interest Rate Swaps	Average monthly debt	$400	$400

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
Cash flow hedges
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes as well as interest rates to our variable rate debt. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant during fiscal 2019, 2018 and 2017. As of September 28, 2019, we have net pretax losses of $8 million for our commodity contracts, and $3 million pretax losses related to our interest swaps, which are expected to be reclassified into earnings within the next 12 months. Additionally, we incurred $19 million of realized losses related to treasury rate locks in connection with the issuance of the 2026, 2029 and 2048 Notes, which will be reclassified to earnings over the lives of these notes. During fiscal 2019, 2018 and 2017, we did not reclassify significant pretax gains or losses into earnings as a result of the discontinuance of cash flow hedges.
The following table sets forth the pretax impact of cash flow hedge derivative instruments in the Consolidated Statements of Income:

						in millions
	Gain (Loss) Recognized in OCI on Derivatives			Consolidated Statements of Income Classification	Gain (Loss) Reclassified from OCI to Earnings
	2019	2018	2017		2019	2018	2017
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$(15)	$(21)	$(3)	Cost of Sales	$(18)	$(12)	$(4)
Interest rate hedges	(24)	1	—	Interest expense	(1)	—	—
Total	$(39)	$(20)	$(3)		$(19)	$(12)	$(4)

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

		in millions
	Consolidated Statements of Income Classification	2019	2018	2017
Gain (Loss) on forwards	Cost of Sales	$42	$12	$(20)
Gain (Loss) on purchase contract	Cost of Sales	(42)	(12)	20

Ineffectiveness related to our fair value hedges was not significant during fiscal 2019, 2018 and 2017.
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
The following table sets forth the pretax impact of the undesignated derivative instruments in the Consolidated Statements of Income:

			in millions
	Consolidated Statements of Income Classification	Gain (Loss) Recognized in Earnings
		2019	2018	2017
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$(23)	$18	$111
Commodity contracts	Cost of Sales	2	(33)	(95)
Foreign exchange contracts	Other Income/Expense	8	(3)	—
Total		$(13)	$(18)	$16

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

					in millions
September 28, 2019	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$26	$—	$(3)	$23
Undesignated	—	58	—	(5)	53
Available for sale securities:
Current	—	—	1	—	1
Other assets:
Available for sale securities:
Non-current	—	51	51	—	102
Deferred compensation assets	7	311	—	—	318
Total assets	$7	$446	$52	$(8)	$497

Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$17	$—	$(13)	$4
Undesignated	—	93	—	(90)	3
Total liabilities	$—	$110	$—	$(103)	$7

September 29, 2018	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$2	$—	$(1)	$1
Undesignated	—	44	—	(19)	25
Available for sale securities:
Current	—	1	—	—	1
Other Assets:
Available for sale securities:
Non-current	—	46	51	—	97
Deferred Compensation assets	21	295	—	—	316
Total assets	$21	$388	$51	$(20)	$440

Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$8	$—	$(8)	$—
Undesignated	—	35	—	(30)	5
Total liabilities	$—	$43	$—	$(38)	$5

(a)
Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. Additionally, at September 28, 2019, and September 29, 2018, we had $95 million and $18 million, respectively, of net cash collateral posted with various counterparties where master netting arrangements exist and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

		in millions
	September 28, 2019	September 29, 2018
Balance at beginning of year	$51	$51
Total realized and unrealized gains (losses):
Included in earnings	—	—
Included in other comprehensive income (loss)	1	(1)
Purchases	20	20
Issuances	—	—
Settlements	(20)	(19)
Balance at end of year	$52	$51
Total gains (losses) for the periods included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of year	$—	$—

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
Available for Sale Securities: Our investments in marketable debt securities are classified as available-for-sale and are reported at fair value based on pricing models and quoted market prices adjusted for credit and non-performance risk. Short-term investments with maturities of less than 12 months are included in Other current assets in the Consolidated Balance Sheets and primarily include certificates of deposit and commercial paper. All other marketable debt securities are included in Other Assets in the Consolidated Balance Sheets and have maturities ranging up to 41 years. We classify our investments in U.S. government, U.S. agency, certificates of deposit and commercial paper debt securities as Level 2 as fair value is generally estimated using discounted cash flow models that are primarily industry-standard models that consider various assumptions, including time value and yield curve as well as other readily available relevant economic measures. We classify certain corporate, asset-backed and other debt securities as Level 3 as there is limited activity or less observable inputs into valuation models, including current interest rates and estimated prepayment, default and recovery rates on the underlying portfolio or structured investment vehicle. Significant changes to assumptions or unobservable inputs in the valuation of our Level 3 instruments would not have a significant impact to our consolidated financial statements.
The following table sets forth our available-for-sale securities' amortized cost basis, fair value and unrealized gain (loss) by significant investment category:

					in millions
	September 28, 2019			September 29, 2018
	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)
Available for Sale Securities:
Debt Securities:
United States Treasury and Agency	$51	$51	$—	$48	$47	$(1)
Corporate and Asset-Backed	51	52	1	52	51	(1)

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

For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no other than temporary impairment in earnings for fiscal 2019 and fiscal 2018. No other than temporary losses were deferred in OCI as of September 28, 2019, and September 29, 2018.
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
In fiscal 2019, we recorded a $41 million impairment charge related to a Prepared Foods business held for sale, due to our estimate of the business' fair value based on current expected net sales proceeds. The impairment charge was recorded in Cost of Sales in our Consolidated Statement of Income for fiscal 2019. Our valuation included unobservable Level 3 inputs and was based on expected sales proceeds from a competitive bidding process and ongoing discussions with potential buyers.
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
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows:

			in millions
	September 28, 2019		September 29, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$12,978	$11,932	$9,775	$9,873

Concentrations of Credit Risk
Our financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At September 28, 2019, and September 29, 2018, 16.2% and 18.6%, respectively, of our net accounts receivable balance was due from Walmart Inc. No other single customer or customer group represented greater than 10% of net accounts receivable.

NOTE 14: STOCK-BASED COMPENSATION
We issue shares under our stock-based compensation plans by issuing Class A stock from treasury. The total number of shares available for future grant under the Tyson Foods, Inc. 2000 Stock Incentive Plan ("Incentive Plan") was 12,952,617 at September 28, 2019.
Stock Options
Shareholders approved the Incentive Plan in January 2001. The Incentive Plan is administered by the Compensation and Leadership Development Committee of the Board of Directors ("Compensation Committee"). The Incentive Plan includes provisions for granting incentive stock options for shares of Class A stock at a price not less than the fair value at the date of grant. Nonqualified stock options may be granted at a price equal to or more than the fair value of Class A stock on the date the option is granted. Stock options under the Incentive Plan generally become exercisable ratably over three years from the date of grant and must be exercised within 10 years from the date of grant. Our policy is to recognize compensation expense on a straight-line basis over the requisite service period for the entire award. Forfeitures are recognized as they occur.

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 29, 2018	5,994,148	$48.37
Exercised	(2,345,001)	43.27
Forfeited or expired	(152,650)	63.04
Granted	1,866,175	59.42
Outstanding, September 28, 2019	5,362,672	54.03	7.0	$167

Exercisable, September 28, 2019	2,656,960	$44.14	5.3	$109

We generally grant stock options once a year. The weighted average grant-date fair value of options granted in fiscal 2019, 2018 and 2017 was $11.35, $18.31 and $13.42, respectively. The fair value of each option grant is established on the date of grant using a binomial lattice method. We use historical volatility for a period of time comparable to the expected life of the option to determine volatility assumptions. Expected life is calculated based on the contractual term of each grant and takes into account the historical exercise and termination behavior of participants. Risk-free interest rates are based on the five-year Treasury bond rate. In fiscal 2018, an additional grant was awarded for two executive officers who joined the Company subsequent to the initial annual grant. Accordingly, the assumptions below for fiscal 2018 are calculated using the weighted average amounts for the two fiscal 2018 grants. Assumptions as of the grant date used in the fair value calculation of each year’s grants are outlined in the following table.

	2019	2018	2017
Expected life (in years)	4.3	5.9	5.4
Risk-free interest rate	2.8%	2.1%	1.8%
Expected volatility	25.4%	23.5%	24.7%
Expected dividend yield	2.5%	1.5%	1.3% - 1.4%

We recognized stock-based compensation expense related to stock options, net of income taxes, of $16 million, $13 million and $22 million for fiscal 2019, 2018 and 2017, respectively. The related tax benefit for fiscal 2019, 2018 and 2017 was $3 million, $6 million and $14 million, respectively. We had 1.2 million, 2.2 million and 4.1 million options vest in fiscal 2019, 2018 and 2017, respectively, with a grant date fair value of $18 million, $27 million and $47 million, respectively.
In fiscal 2019, 2018 and 2017, we received cash of $99 million, $102 million and $154 million, respectively, for the exercise of stock options. Shares are issued from treasury for stock option exercises. The related tax benefit realized from stock options exercised during fiscal 2019, 2018 and 2017, was $21 million, $30 million and $65 million, respectively. The total intrinsic value of options exercised in fiscal 2019, 2018 and 2017, was $79 million, $103 million and $164 million, respectively. Cash flows resulting from tax deductions in excess of the compensation cost of those options (excess tax deductions) are classified as financing cash flows. We realized $14 million, $20 million and $42 million related to excess tax deductions during fiscal 2019, 2018 and 2017, respectively.
As of September 28, 2019, we had $18 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 1.5 years.
Restricted Stock
We issue restricted stock at the market value as of the date of grant, with restrictions expiring over periods through fiscal 2022. Unearned compensation is recognized over the vesting period for the particular grant using a straight-line method.

	Number of Shares	Weighted Average Grant- Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Nonvested, September 29, 2018	1,499,976	$62.68
Granted	779,497	60.59
Dividends	36,077	64.39
Vested	(540,075)	53.60
Forfeited	(113,397)	64.63
Nonvested, September 28, 2019	1,662,078	$64.55	1.4	$142

As of September 28, 2019, we had $46 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted average period of 1.9 years.
We recognized stock-based compensation expense related to restricted stock, net of income taxes, of $26 million, $22 million and $18 million for fiscal 2019, 2018 and 2017, respectively. The related tax benefit for fiscal 2019, 2018 and 2017 was $8 million, $9 million and $11 million, respectively. We had 0.5 million, 0.6 million and 0.5 million restricted stock awards vest in fiscal 2019, 2018 and 2017, respectively, with a grant date fair value of $29 million, $27 million and $19 million, respectively.
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

	Number of Shares	Weighted Average Grant- Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Nonvested, September 29, 2018	2,196,299	$47.99
Granted	858,676	45.12
Vested	(825,361)	35.08
Forfeited	(202,555)	52.67
Nonvested, September 28, 2019	2,027,059	$51.03	1.0	$173

We recognized stock-based compensation expense related to performance shares, net of income taxes, of $16 million, $12 million and $16 million for fiscal 2019, 2018 and 2017, respectively. The related tax benefit for fiscal 2019, 2018 and 2017 was $4 million, $5 million and $10 million, respectively. As of September 28, 2019, we had $26 million of total unrecognized compensation based upon our progress toward the attainment of criteria related to performance-based share awards that will be recognized over a weighted average period of 1.8 years.
NOTE 15: PENSIONS AND OTHER POSTRETIREMENT BENEFITS
At September 28, 2019, we had nine defined benefit pension plans consisting of five funded qualified plans, which are all frozen and noncontributory, and four unfunded non-qualified plans. The benefits provided under these plans are based on a formula using years of service and either a specified benefit rate or compensation level. The non-qualified defined benefit plans are for certain contracted officers and use a formula based on years of service and final average salary. We also have other postretirement benefit plans for which substantially all of our employees may receive benefits if they satisfy applicable eligibility criteria. The postretirement healthcare plans are contributory with participants’ contributions adjusted when deemed necessary.

We have defined contribution retirement programs for various groups of employees. We recognized expenses of $97 million, $84 million and $78 million in fiscal 2019, 2018 and 2017, respectively.
We use a fiscal year end measurement date for our defined benefit plans and other postretirement plans. We recognize the effect of actuarial gains and losses into earnings immediately for other postretirement plans rather than amortizing the effect over future periods. Other postretirement benefits include postretirement medical costs and life insurance.
During fiscal 2017, we issued a notice of intent to terminate two of our qualified pension plans with a termination date of April 30, 2017. The settlements of the terminated plans occurred during fiscal 2019, through purchased annuities, and we incurred a $19 million settlement charge at final liquidation.
During fiscal 2019, we issued a notice of intent to terminate three other qualified pension plans. The settlements of these plans are expected to occur in fiscal 2020, through purchased annuities. Since the amount of the settlements depends on a number of factors determined as of the liquidation date, including the annuity pricing, interest rates and investment performance, we are currently unable to determine the ultimate cost of the settlements. However, based on current market rates, we estimate that we will incur settlement gains at final liquidation in the range of approximately $40 million to $60 million. Contributions to purchase annuities at the time of settlement are expected to be in the range of approximately $10 million to $30 million based on current market conditions of each plan at September 28, 2019.
Benefit Obligations and Funded Status
The following table provides a reconciliation of the changes in the plans’ benefit obligations, assets and funded status at September 28, 2019, and September 29, 2018:

					in millions
	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2019	2018	2019	2018	2019	2018
Change in benefit obligation
Benefit obligation at beginning of year	$1,392	$1,477	$220	$230	$28	$33
Service cost	—	—	1	7	2	1
Interest cost	56	55	9	8	1	1
Curtailment	—	—	—	(5)	—	—
Plan amendments	—	—	—	5	4	—
Actuarial (gain)/loss	154	(60)	17	(10)	6	(5)
Benefits paid	(77)	(80)	(12)	(15)	(4)	(2)
Business Acquisition	2	—	4	—	13	—
Plan Terminations	(49)	—	—	—	—	—
Other	—	—	—	—	27	—
Benefit obligation at end of year	1,478	1,392	239	220	77	28
Change in plan assets
Fair value of plan assets at beginning of year	1,450	1,512	—	—	—	—
Actual return on plan assets	146	4	—	—	—	—
Employer contributions	1	14	12	15	4	2
Benefits paid	(77)	(80)	(12)	(15)	(4)	(2)
Business Acquisition	2	—	—	—	—	—
Plan Terminations	(45)	—	—	—	—	—
Fair value of plan assets at end of year	1,477	1,450	—	—	—	—
Funded status	$(1)	$58	$(239)	$(220)	$(77)	$(28)

Amounts recognized in the Consolidated Balance Sheets consist of:

					in millions
	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2019	2018	2019	2018	2019	2018
Other assets	$16	$61	$—	$—	$—	$—
Other current liabilities	—	(3)	(12)	(12)	(3)	(3)
Other liabilities	(17)	—	(227)	(208)	(74)	(25)
Total assets (liabilities)	$(1)	$58	$(239)	$(220)	$(77)	$(28)

Amounts recognized in Accumulated Other Comprehensive Income consist of:

					in millions
	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2019	2018	2019	2018	2019	2018
Accumulated other comprehensive (income)/loss:
Actuarial (gain) loss	$(53)	$(96)	$46	$31	$27	$—
Prior service (credit) cost	—	—	4	5	(42)	(49)
Total accumulated other comprehensive (income)/loss:	$(53)	$(96)	$50	$36	$(15)	$(49)

We had five pension plans at September 28, 2019, and September 29, 2018, that had an accumulated benefit obligation in excess of plan assets. Plans with accumulated benefit obligations in excess of plan assets are as follows:

			in millions
	Pension Benefits
	Qualified		Non-Qualified
	2019	2018	2019	2018
Projected benefit obligation	$381	$49	$239	$220
Accumulated benefit obligation	381	49	239	219
Fair value of plan assets	364	45	—	—

The accumulated benefit obligation for all qualified pension plans was $1,478 million and $1,392 million at September 28, 2019, and September 29, 2018, respectively.
Net Periodic Benefit Cost (Credit)
Components of net periodic benefit cost (credit) for pension and postretirement benefit plans recognized in the Consolidated Statements of Income are as follows:

								in millions
	Pension Benefits						Other Postretirement
	Qualified			Non-Qualified			Benefits
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Service cost	$—	$—	$2	$1	$7	$11	$2	$1	$1
Interest cost	56	55	57	9	8	8	1	1	1
Expected return on plan assets	(57)	(62)	(59)	—	—	—	—	—	—
Amortization of prior service cost	—	1	—	1	1	—	(2)	(25)	(25)
Recognized actuarial loss (gain), net	(1)	—	1	2	3	6	5	(5)	(1)
Recognized settlement loss (gain)	19	—	2	—	—	—	—	—	—
Net periodic benefit cost (credit)	$17	$(6)	$3	$13	$19	$25	$6	$(28)	$(24)

As of September 28, 2019, we expect no amounts to be reclassified into earnings within the next 12 months related to net periodic benefit cost (credit) for the qualified pension plans, excluding pending settlements. As of September 28, 2019, the amounts expected to be reclassified into earnings within the next 12 months related to net periodic benefit cost (credit) for the non-qualified pension plans and the other postretirement benefit plans are not significant.
Assumptions
Weighted average assumptions are as follows:

	Pension Benefits						Other Postretirement
	Qualified			Non-Qualified			Benefits
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Discount rate to determine net periodic benefit cost	4.26%	3.85%	3.72%	4.31%	3.88%	3.77%	3.99%	3.39%	3.09%
Discount rate to determine benefit obligations	3.23%	4.26%	3.85%	3.16%	4.31%	3.88%	2.68%	4.11%	3.39%
Rate of compensation increase	n/a	n/a	n/a	n/a	2.53%	2.44%	n/a	n/a	n/a
Expected return on plan assets	3.50%	4.20%	4.21%	n/a	n/a	n/a	n/a	n/a	n/a

To determine the expected return on plan assets assumption, we first examined historical rates of return for the various asset classes within the plans. We then determined a long-term projected rate-of-return based on expected returns.
Our discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. The discount rates for two of our plans that are expected to settle in fiscal 2020 were determined using a composite rate comprised of an annuity purchase rate and a lump sum conversion discount rate based on the portions of the populations that are assumed to be purchased under the annuity contract with the insurance company versus those who will elect lump sums, respectively. The discount rates for our other plans were determined using a cash flow matching technique whereby the rates of a yield curve, developed from high-quality debt securities, were applied to the benefit obligations to determine the appropriate discount rate. For all periods presented, all pension and other postretirement benefit plans used the RP-2014 mortality tables.
We have eight other postretirement benefit plans, of which five are healthcare and life insurance related. Two of these plans, with benefit obligations totaling $17 million at September 28, 2019, were not impacted by healthcare cost trend rates as one consists of fixed annual payments and one is life insurance related. One of the healthcare plans, with benefit obligations less than $1 million at September 28, 2019, was not impacted by healthcare cost trend rates due to previous plan amendments. The remaining two plans, with benefit obligations totaling $11 million and $9 million, at September 28, 2019, utilized assumed healthcare cost trend rates of 7.3% and 7.0%, respectively. The healthcare cost trend rates will be grading down to an ultimate rate of 5% in 2026 and 4.5% in 2027. A one-percentage-point change in assumed health-care cost trend rates would not have a significant effect on the postretirement benefit obligation.
Plan Assets
The asset allocation for pension plan assets at September 28, 2019 was approximately 73% fixed income securities and approximately 27% cash. The increased allocation to cash is due to the intent to terminate these plans in the next year. The target asset allocation is 100% fixed income securities. Additionally, one of our foreign subsidiary pension plans had $31 million in plan assets held in an insurance trust at September 28, 2019. The plan trustees have established a set of investment objectives related to the assets of the domestic pension plans and regularly monitor the performance of the funds and portfolio managers. The 100% target asset allocation to fixed income securities is based upon the intent to terminate these plans.
Our domestic plan assets consist mainly of common collective trusts which are primarily comprised of fixed income funds and equity securities. Fixed income securities can include, but are not limited to, direct bond investments, and pooled or indirect bond investments. Derivative instruments may also be used in concert with either fixed income or equity investments to achieve desired exposure or to hedge certain risks. Derivative instruments can include, but are not limited to, futures, options, swaps or swaptions. Our domestic plan assets also include mutual funds. We believe there are no significant concentrations of risk within our plan assets as of September 28, 2019.
At September 28, 2019, 36% of plan assets were held in cash and cash equivalents (Level 1), 61% in corporate and municipal bonds (Level 2). The fair value of plan assets using Level 3 inputs was not significant at September 28, 2019. At September 29, 2018, 97% of plan assets were invested in common collective trusts measured at net asset value. The fair value of plan assets using Level 2 and Level 3 inputs was not significant at September 29, 2018.

Contributions
Our policy is to fund at least the minimum contribution required to meet applicable federal employee benefit and local tax laws. In our sole discretion, we may from time to time fund additional amounts. Expected contributions to pension plans for fiscal 2020 are approximately $33 million. For fiscal 2019, 2018 and 2017, we funded $13 million, $29 million and $53 million, respectively, to pension plans.
Estimated Future Benefit Payments
The following benefit payments are expected to be paid:

			in millions
	Pension Benefits		Other Postretirement
	Qualified	Non-Qualified	Benefits
2020	$1	$12	$4
2021	—	12	4
2022	1	13	4
2023	—	13	4
2024	2	13	4
2024-2028	4	66	14

The above benefit payments for other postretirement benefit plans are not expected to be offset by Medicare Part D subsidies in fiscal 2020.
The above 2020 benefit payments do not include anticipated accelerated payments for a plan termination within three of our qualified pension plans. The plan termination process for one of these plans began on October 1, 2018 and for the remaining two plans began on December 31, 2018. Full settlement is expected to occur in fiscal 2020.
Multi-Employer Plans
Additionally, we participate in three multi-employer plans that provide defined benefits to certain employees covered by collective bargaining agreements. Such plans are usually administered by a board of trustees composed of the management of the participating companies and labor representatives.
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
The net pension cost of the plans is equal to the annual contributions determined in accordance with the provisions of negotiated labor contracts. Contributions to the plans were $2 million in fiscal 2019 and 2018. Assets contributed to such plans are not segregated or otherwise restricted to provide benefits only to our employees. The future cost of the plans is dependent on a number of factors including the funded status of the plans and the ability of the other participating companies to meet ongoing funding obligations.
Our participation in these multi-employer plans for fiscal 2019 is outlined below. The EIN/Pension Plan Number column provides the Employer Identification Number ("EIN") and the three-digit plan number. Unless otherwise noted, the most recent Pension Protection Act ("PPA") zone status available in fiscal 2019 and fiscal 2018 is for the plan's year beginning January 1, 2019, and 2018, respectively. The zone status is based on information that we have received from the plan and is certified by the plan's actuaries. Among other factors, plans in the red zone are generally less than 65 percent funded. Plans that are critical and declining status are projected to have an accumulated funding deficiency. The FIP/RP Status column indicates plans for which a financial improvement plan ("FIP") or rehabilitation plan ("RP") is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreements to which the plan is subject. During fiscal 2019, as part of our acquisition of Keystone Foods, we acquired an interest in four multi-employer plans. Our interest in two of these plans was subsequently disposed of in conjunction with the divestiture of a chicken further processing facility acquired during the Keystone Foods acquisition. See Note 3: Acquisitions and Divestitures for additional information on these transactions. Additionally, during fiscal 2019, we initiated our withdrawal from the Retail, Wholesale and Department Store International Union and Industry Pension Fund ("RWDSU Fund"). As a result of our anticipated withdrawal from the RWDSU Fund, we recorded a $15 million termination liability.

In addition to regular contributions, we could be obligated to pay additional contributions (known as complete or partial withdrawal liabilities) if it has unfunded vested benefits.

		PPA Zone Status		FIP/RP Status	Contributions (in millions)			Surcharge Imposed
Pension Fund Plan Name	EIN/Pension Plan Number	2019	2018	Implemented	2019	2018	2017	2019	Expiration Date of Collective Bargaining Agreement(a)
Bakery and Confectionery Union and Industry International Pension Fund	52-6118572/001	Red	Red	Nov 2012	$1	$2	$2	10%	2015-10-10
Pension Fund of Local 227 (b)	61-6054018/001	Green	n/a	n/a	$0.2	n/a	n/a	None	2019-11-09
Retail, Wholesale and Department Store International Union and Industry Pension Fund (c)	63-0708442/001	Red	n/a	Nov 2015	$0.5	n/a	n/a	9%	2021-11-07

(a)	Renewal negotiations for the Bakery and Confectionery Union and Industry International Pension Fund are in progress.

(b)	Contributions in fiscal 2019 exceeded 5% of plan contributions for the plan year ended October 31, 2018.

(c)	Contributions in fiscal 2019 exceeded 5% of plan contributions for the plan year ended December 31, 2018.
NOTE 16: COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive loss are as follows:

		in millions
	2019	2018(1)
Accumulated other comprehensive income (loss), net of taxes:
Unrealized net hedging loss	$(24)	$(9)
Unrealized net gain (loss) on investments	1	(1)
Currency translation adjustment	(107)	(84)
Postretirement benefits reserve adjustments	13	79
Total accumulated other comprehensive income (loss)	$(117)	$(15)

(1) Includes reclass from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act, following adoption of the applicable new accounting standard in fiscal 2018.
The before and after tax changes in the components of other comprehensive income (loss) are as follows:

							in millions
	2019			2018			2017
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax

Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to interest expense	$1	$—	$1	$—	$—	$—	$—	$—	$—
(Gain) loss reclassified to cost of sales	18	(5)	13	12	(4)	8	4	(2)	2
Unrealized gain (loss)	(39)	10	(29)	(20)	5	(15)	(3)	1	(2)

Investments:
Unrealized gain (loss)	3	(1)	2	(2)	1	(1)	(1)	—	(1)

Currency translation:
Translation adjustment	(23)	—	(23)	(38)	2	(36)	6	—	6
Translation loss reclassified to cost of sales	—	—	—	7	—	7	—	—	—

Postretirement benefits:
Unrealized gain (loss)	(114)	31	(83)	(8)	1	(7)	91	(35)	56
Pension settlement reclassified to other (income) expense	23	(6)	17	—	—	—	—	—	—
Total other comprehensive income (loss)	$(131)	$29	$(102)	$(49)	$5	$(44)	$97	$(36)	$61

NOTE 17: SEGMENT REPORTING
We operate in four reportable segments: Beef, Pork, Chicken, and Prepared Foods. We measure segment profit as operating income (loss). International/Other primarily includes our foreign operations in Australia, China, South Korea, Malaysia, Mexico, the Netherlands, Thailand and the United Kingdom, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC.
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
Chicken: Chicken includes our domestic operations related to raising and processing live chickens into, and purchasing raw materials for fresh, frozen and value-added chicken products, as well as sales from allied products. Our value-added chicken products primarily include breaded chicken strips, nuggets, patties and other ready-to-fix or fully cooked chicken parts. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities, the military and other food processors, as well as to international export markets. This segment also includes logistics operations to move products through our domestic supply chain and the global operations of our chicken breeding stock subsidiary.
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
We allocate expenses related to corporate activities to the segments, except for third-party merger and integration costs of $36 million, $26 million and $67 million in fiscal 2019, 2018 and 2017, respectively, which are included in International/Other. Assets and additions to property, plant and equipment relating to corporate activities remain in International/Other. In fiscal 2017, we included $3 billion of unallocated goodwill associated with our acquisition of AdvancePierre in International/Other and we completed the allocation of goodwill to our segments in fiscal 2018. Additionally, as of September 28, 2019, we allocated approximately $342 million of goodwill to International/Other as a result of our Keystone Foods and Thai and European operations acquisitions. Refer to Note 5: Goodwill and Intangible Assets for further description.

Information on segments and a reconciliation to income from continuing operations before income taxes are as follows:

	in millions
	Beef	Pork	Chicken	Prepared Foods	International/Other	Intersegment Sales	Consolidated
Fiscal 2019
Sales	$15,828	$4,932	$13,300	$8,418	$1,289	$(1,362)	$42,405
Operating Income (Loss)	1,107	263	621	843	(7)		2,827
Total Other (Income) Expense							396
Income before Income Taxes							2,431
Depreciation and amortization	97	47	513	397	32		1,086
Total Assets	3,137	1,372	10,807	15,138	2,643		33,097
Additions to property, plant and equipment	133	128	637	246	115		1,259
Fiscal 2018
Sales	$15,473	$4,879	$12,044	$8,668	$305	$(1,317)	$40,052
Operating Income (Loss)	1,013	361	866	845	(53)		3,032
Total Other (Income) Expense							287
Income before Income Taxes							2,745
Depreciation and amortization	103	42	368	410	10		933
Total Assets	3,061	1,265	8,794	15,063	926		29,109
Additions to property, plant and equipment	107	150	570	228	145		1,200
Fiscal 2017
Sales	$14,823	$5,238	$11,409	$7,853	$349	(1,412)	$38,260
Operating Income (Loss)	877	645	1,053	452	(106)		2,921
Total Other (Income) Expense							293
Income before Income Taxes							2,628
Depreciation and amortization	92	36	296	315	9		748
Total Assets	2,938	1,132	6,630	13,466	3,900		28,066
Additions to property, plant and equipment	118	101	492	229	129		1,069

The Beef segment had sales of $411 million, $420 million and $386 million for fiscal 2019, 2018 and 2017, respectively, from transactions with other operating segments. The Pork segment had sales of $893 million, $817 million and $966 million for fiscal 2019, 2018 and 2017, respectively, from transactions with other operating segments. The Chicken segment had sales of $58 million, $80 million and $60 million for fiscal 2019, 2018 and 2017, respectively, from transactions with other operating segments. The aforementioned sales from intersegment transactions, which were at market prices, were included in the segment sales in the above table.
Our largest customer, Walmart Inc., accounted for 16.9%, 17.3% and 17.3% of consolidated sales in fiscal 2019, 2018 and 2017, respectively. Sales to Walmart Inc. were included in all the segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations.
The majority of our operations are domiciled in the United States. Approximately 96%, 99% and 98% of sales to external customers for fiscal 2019, 2018 and 2017, respectively, were sourced from the United States. Approximately $24.8 billion and $23.2 billion of long-lived assets were located in the United States at September 28, 2019, and September 29, 2018, respectively. Excluding goodwill and intangible assets, long-lived assets located in the United States totaled approximately $7.5 billion and $6.7 billion at September 28, 2019, and September 29, 2018, respectively. Approximately $1,107 million and $212 million of long-lived assets were located in foreign locations, primarily Brazil, China, the European Union, New Zealand and Thailand at September 28, 2019, and September 29, 2018, respectively. Excluding goodwill and intangible assets, long-lived assets in foreign countries totaled approximately $506 million and $201 million at September 28, 2019, and September 29, 2018, respectively.

We sell certain products in foreign markets, primarily Australia, Canada, Central America, China, the European Union, Japan, Mexico, Malaysia, the Middle East, South Korea, Taiwan and Thailand. Our export sales from the United States totaled $4.1 billion, $4.2 billion and $3.9 billion for fiscal 2019, 2018 and 2017, respectively. Substantially all of our export sales are facilitated through unaffiliated brokers, marketing associations and foreign sales staffs. Sales of products produced in a country other than the United States were less than 10% of consolidated sales for each of fiscal 2019, 2018 and 2017.
The following table further disaggregates our sales to customers by major distribution channels:

	in millions
	Twelve months ended September 28, 2019
	Consumer Products(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$7,420	$4,151	$2,426	$1,420	$411	$15,828
Pork	1,415	400	890	1,334	893	4,932
Chicken	5,637	5,138	690	1,777	58	13,300
Prepared Foods	4,793	3,270	104	251	—	8,418
International/Other	—	—	1,289	—	—	1,289
Intersegment	—	—	—	—	(1,362)	(1,362)
Total	$19,265	$12,959	$5,399	$4,782	$—	$42,405
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
NOTE 18: SUPPLEMENTAL CASH FLOWS INFORMATION
The following table summarizes cash payments for interest and income taxes:

			in millions
	2019	2018	2017
Interest, net of amounts capitalized	$419	$368	$249
Income taxes, net of refunds	557	470	779

NOTE 19: TRANSACTIONS WITH RELATED PARTIES
We have operating leases for two wastewater facilities with an entity owned by the Donald J. Tyson Revocable Trust (for which Mr. John Tyson, Chairman of the Company, is a trustee), Berry Street Waste Water Treatment Plant, LP (90% of which is owned by the TLP), and the sisters of Mr. Tyson. Total payments of approximately $1 million in each of fiscal 2019, 2018 and 2017 were paid to lease the facilities.
As of September 28, 2019, the TLP, of which John Tyson and director Barbara Tyson are general partners, owned 70 million shares, or 99.985% of our outstanding Class B stock and, along with the members of the Tyson family, owned 6.3 million shares of Class A stock, giving it control of approximately 70.97% of the total voting power of our outstanding voting stock.
In August 2017, the Company committed to invest $5 million for a 17.5% equity interest in Buchan Ltd., a Mauritian private holding company of poultry operations in sub-Saharan Africa. Acacia Foods, B.V. is committed to invest $9 million in Buchan Ltd. Donnie Smith, who during the first quarter of fiscal year 2017 was Chief Executive Officer of the Company, serves as the Chairman of Acacia Foods, B.V. and as a director of Buchan Ltd. John Randal Tyson (son of John Tyson and Chief Sustainability Officer) serves as a director of Buchan Ltd. for the Company. We completed our funding commitment in fiscal 2018.
In fiscal 2019, 2018 and 2017, the Company provided administrative services to the Tyson Limited Partnership, the beneficial owner of 70 million shares of Class B stock, and the Tyson Limited Partnership, through TLP Investment, L.P., reimbursed the Company $0.3 million.

NOTE 20: COMMITMENTS AND CONTINGENCIES
Commitments
We lease equipment, properties and certain farms for which total rentals approximated $220 million, $200 million and $186 million, in fiscal 2019, 2018 and 2017, respectively. Most leases have initial terms of up to seven years, some with varying renewal periods. Minimum lease commitments under non-cancelable leases at September 28, 2019, were:

in millions
Operating Lease Commitments
2020	$159
2021	113
2022	74
2023	49
2024	40
2025 and beyond	54
Total	$489
We guarantee obligations of certain outside third parties, consisting primarily of leases, debt and grower loans, which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to 10 years, and the maximum potential amount of future payments as of September 28, 2019, was $14 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The remaining terms of the lease maturities cover periods over the next 10 years. The maximum potential amount of the residual value guarantees is $93 million, all of which could be recoverable through various recourse provisions, including those based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At September 28, 2019, and September 29, 2018, no significant liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our potential maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum obligation as of September 28, 2019, was approximately $300 million. The total receivables under these programs were $5 million and $6 million at September 28, 2019 and September 29, 2018, respectively. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we had no allowance for these programs' estimated uncollectible receivables at September 28, 2019, and September 29, 2018.
When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Under these agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At September 28, 2019, total amounts under these types of arrangements totaled $698 million.
We enter into agreements with livestock growers that can have fixed and variable payment structures, but are generally cancelable and based on flocks placed with growers. Livestock grower fixed or estimable non-cancelable commitments at September 28, 2019 were:

in millions
Livestock Grower Commitments
2020	$253
2021	131
2022	86
2023	58
2024	49
2025 and beyond	122
Total	$699

Additionally, we enter into other purchase commitments for various items such as grains and livestock contracts, which at September 28, 2019 were:

in millions
Other Purchase Commitments
2020	$2,466
2021	311
2022	198
2023	43
2024	19
2025 and beyond	23
Total	$3,060

Contingencies
We are involved in various claims and legal proceedings. We routinely assess the likelihood of adverse judgments or outcomes to those matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. We record accruals in the Company's Consolidated Financial Statements for matters to the extent that we conclude a loss is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. Additionally, for matters in which losses are reasonably possible, no reasonable estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because, among other reasons: (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damage claims are unsupported and/or unreasonable; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; or (vi) novel legal issues or unsettled legal theories are being asserted. In our opinion, we have made appropriate and adequate accruals for these matters. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters. Listed below are certain claims made against the Company and/or our subsidiaries for which the potential exposure is considered material to the Company’s Consolidated Financial Statements. We believe we have substantial defenses to the claims made and intend to vigorously defend these matters.
On September 2, 2016, Maplevale Farms, Inc., acting on its own behalf and a putative class of direct purchasers of poultry products, filed a class action complaint against us and certain of our poultry subsidiaries, as well as several other poultry processing companies, in the Northern District of Illinois. Subsequent to the filing of this initial complaint, additional lawsuits making similar claims on behalf of putative classes of direct and indirect purchasers were filed in the United States District Court for the Northern District of Illinois. The court consolidated the complaints, for pre-trial purposes, into actions on behalf of three different putative classes: direct purchasers, indirect purchasers/consumers and commercial/institutional indirect purchasers. The consolidated actions are styled In re Broiler Chicken Antitrust Litigation. Since the original filing, certain putative class members have opted out of the matter and are proceeding with individual direct actions making similar claims, and others may do so in the future. All opt out complaints have been filed in, or transferred to, the Northern District of Illinois and are proceeding on a coordinated pre-trial basis with the consolidated actions. The operative complaints, which have been amended throughout the litigation, allege, among other things, that beginning in January 2008 the defendants conspired and combined to fix, raise, maintain, and stabilize the price of broiler chickens in violation of United States antitrust laws. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The plaintiffs also allege that defendants “manipulated and artificially inflated a widely used Broiler price index, the Georgia Dock.” The plaintiffs further allege that the defendants concealed this conduct from the plaintiffs and the members of the putative classes. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. Decisions on class certification and summary judgment motions likely to be filed by defendants are currently expected in late calendar year 2020 and early 2021. If necessary, trial will occur after rulings on class certification and any summary judgment motions. On April 26, 2019, the plaintiffs notified us that the U.S. Department of Justice ("DOJ") Antitrust Division issued a grand jury subpoena to them requesting discovery produced by all parties in the civil case. On June 21, 2019, the DOJ filed a motion to intervene and sought a limited stay of discovery in the civil action, which the court granted in part. Subsequently, we received a grand jury subpoena from the DOJ seeking additional documents and information related to the chicken industry. We are fully cooperating with the DOJ’s request. On October 16, 2019, the court extended the limited stay of discovery in the civil action through June 27, 2020. The Commonwealth of Puerto Rico, on behalf of its citizens, has also initiated a civil lawsuit against us, certain of our subsidiaries, and several other poultry processing companies alleging activities in violation of the Puerto Rican antitrust laws. This lawsuit has been transferred to the Northern District of Illinois for coordinated pre-trial proceedings.

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
On August 18, 2019, we were advised that the In re Broiler Chicken Antitrust Litigation plaintiffs had received a CID from the Louisiana Department of Justice Office of the Attorney General Public Protection Division. The Louisiana CID requests all deposition transcripts related to the In re Broiler Chicken Antitrust Litigation.
On June 18, 2018, a group of plaintiffs acting on their own behalf and on behalf of a putative class of all persons and entities who indirectly purchased pork, filed a class action complaint against us and certain of our pork subsidiaries, as well as several other pork processing companies, in the United States District Court for the District of Minnesota. Subsequent to the filing of the initial complaint, additional lawsuits making similar claims on behalf of putative classes of direct and indirect purchasers were also filed in the same court. The court consolidated the complaints, for pre-trial purposes, into actions on behalf of three different putative classes: direct purchasers, indirect purchasers/consumers and commercial/institutional indirect purchasers. The consolidated actions are styled In re Pork Antitrust Litigation. Since the original filing, a putative class member is proceeding with an individual direct action making similar claims, and others may do so in the future. The individual complaint has been filed in the District of Minnesota and is proceeding on a coordinated pre-trial basis with the consolidated actions. The complaints allege, among other things, that beginning in January 2009 the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork and pork products in violation of United States antitrust laws. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. On August 8, 2019, this matter was dismissed without prejudice. The plaintiffs filed amended complaints on November 6, 2019, in which the plaintiffs again have alleged that the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork and pork products in violation of state and federal antitrust, consumer protection, and unjust enrichment common laws, and the plaintiffs again are seeking treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. We intend to respond to the amended complaints. The Commonwealth of Puerto Rico, on behalf of its citizens, has also initiated a civil lawsuit against us, certain of our subsidiaries, and several other pork processing companies alleging activities in violation of the Puerto Rican antitrust laws. This lawsuit was transferred to the District of Minnesota and remains pending with an amended complaint due on or before December 6, 2019.
On April 23, 2019, a group of plaintiffs, acting on behalf of themselves and on behalf of a putative class of all persons and entities who directly sold to the named defendants any fed cattle for slaughter and all persons who transacted in live cattle futures and/or options traded on the Chicago Mercantile Exchange or another U.S. exchange, filed a class action complaint against us and our beef and pork subsidiary, Tyson Fresh Meats, Inc., as well as other beef packer defendants, in the United States District Court for the Northern District of Illinois. The plaintiffs allege that the defendants engaged in a conspiracy from January 2015 to the present to reduce fed cattle prices in violation of federal antitrust laws, the Grain Inspection, Packers and Stockyards Act of 1921, and the Commodities Exchange Act by periodically reducing their slaughter volumes so as to reduce demand for fed cattle, curtailing their purchases and slaughters of cash-purchased cattle during those same periods, coordinating their procurement practices for fed cattle settled on a cash basis, importing foreign cattle at a loss so as to reduce domestic demand, and closing and idling plants. In addition, the plaintiffs also allege the defendants colluded to manipulate live cattle futures and options traded on the Chicago Mercantile Exchange. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. This complaint was subsequently voluntarily dismissed and re-filed in the United States District Court for the District of Minnesota. Other similar lawsuits were filed by ranchers in other district courts. All actions seeking relief by ranchers and futures traders have now been transferred to the United States District Court for the District of Minnesota action and are consolidated for pre-trial proceedings as In Re Cattle Antitrust Litigation. Following the filing of defendants’ motion to dismiss this matter, the plaintiffs filed a second amended complaint on October 4, 2019.
On April 26, 2019, a group of plaintiffs, acting on behalf of themselves and on behalf of a putative class of indirect purchasers of beef for personal use filed a class action complaint against us, other beef packers, and Agri Stats, Inc., an information services provider, in the United States District Court for the District of Minnesota. Agri-Stats was subsequently dismissed from the suit. The plaintiffs allege that the packer defendants conspired to reduce slaughter capacity by closing or idling plants, limiting their purchases of cash cattle, coordinating their procurement of cash cattle, and reducing their slaughter numbers so as to reduce beef output, all in order to artificially raise prices of beef. The plaintiffs seek, among other things, damages under state antitrust and consumer protection statutes and the common law of approximately 30 states, as well as injunctive relief. The defendants’ motions to dismiss this matter are pending. The indirect consumer purchaser litigation is styled as Peterson v. JBS USA Food Company Holdings, et al.

On October 16, 2019, a direct purchaser of beef, on behalf of itself and other direct purchasers of beef, filed a class action complaint against us and other beef packer defendants in the United States District Court for the District of Minnesota. The plaintiff alleges that the defendants conspired to reduce slaughter capacity by closing and idling plants, limiting their purchases of cash cattle, coordinating their procurement of cash cattle, and reducing their slaughter numbers, so as to reduce beef output, all in order to artificially raise prices of beef. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief.
On August 30, 2019, Judy Jien, Kieo Jibidi and Elaisa Clement, acting on their own behalf and a putative class of non-supervisory production and maintenance employees at chicken processing plants in the continental United States, filed a class action complaint against us and certain of our subsidiaries, as well as several other poultry processing companies, in the United States District Court for the District of Maryland. An additional complaint making similar allegations was also filed by Emily Earnest. The plaintiffs allege that the defendants directly and through a wage survey and benchmarking service exchanged information regarding labor rates in an effort to depress and fix the rates of wages for non-supervisory production and maintenance workers in violation of federal antitrust laws. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. The court consolidated the Jien and Earnest cases for coordinated pretrial proceedings. Following the consolidation, two additional lawsuits have been filed by individuals making similar allegations.
Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission ("NLRC") from 1998 through July 1999. The complaint was filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines in 1995 by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In late 2004, a labor arbiter ruled against the respondents and awarded the complainants PHP3,453,664,710 (approximately U.S. $66 million) in damages and fees. The respondents appealed the labor arbiter's ruling, and it was subsequently set aside by the NLRC in December 2006. Subsequent to the NLRC’s decision, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. While various of those appeals, motions and/or petitions were pending, The Hillshire Brands Company, on June 23, 2014, without admitting liability, filed a settlement motion requesting that the Supreme Court of the Philippines order dismissal with prejudice of all claims against it and certain other respondents in exchange for payments allocated by the court among the complainants in an amount not to exceed PHP342,287,800 (approximately U.S. $6.6 million). Based in part on its finding that the consideration to be paid to the complainants as part of such settlement was insufficient, the Supreme Court of the Philippines denied the respondents’ settlement motion and all motions for reconsideration thereof. The Supreme Court of the Philippines also set aside as premature the NLRC’s December 2006 ruling. As a result, the cases were remanded back before the NLRC to rule on the merits of the case. On December 15, 2016, we learned that the NLRC rendered its decision on November 29, 2016, regarding the respondents’ appeals regarding the labor arbiter’s 2004 ruling in favor of the complainants. The NLRC increased the award for 4,922 of the total 5,984 complainants to PHP14,858,495,937 (approximately U.S. $285 million). However, the NLRC approved a prior settlement reached with the group comprising approximately 18% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company agreed to pay each settling complainant PHP68,000 (approximately U.S. $1,300). The settlement payment was made on December 21, 2016, to the NLRC, which is responsible for distributing the funds to each settling complainant. On December 27, 2016, the respondents filed motions for reconsideration with the NLRC asking that the award be set aside. The NLRC denied respondents' motions for reconsideration in a resolution received on May 5, 2017 and entered a judgment on the award on July 24, 2017. Each of Aris Philippines, Inc., Sara Lee Corporation and Sara Lee Philippines, Inc. appealed this award and sought an injunction to preclude enforcement of the award to the Philippines Court of Appeals. On November 23, 2017, the Court of Appeals granted a writ of preliminary injunction that precluded execution of the NLRC award during the pendency of the appeal. The Court of Appeals subsequently vacated the NLRC’s award on April 12, 2018. Complainants have filed motions for reconsideration with the Court of Appeals. On November 14, 2018, the Court of Appeals denied claimants’ motions for reconsideration and granted defendants’ motion to release and discharge the preliminary injunction bond. Claimants have since filed petitions for writ of certiorari with the Supreme Court of the Philippines. The Supreme Court has accepted the case for review. We continue to maintain an accrual for this matter.
The Hillshire Brands Company was named as a defendant in an asbestos exposure case filed by Mark Lopez in May 2014 in the Superior Court of Alameda County, California. Mr. Lopez was diagnosed with mesothelioma in January 2014 and is now deceased. Mr. Lopez’s family members asserted negligence, premises liability and strict liability claims related to Mr. Lopez’s alleged asbestos exposure from 1954-1986 from the Union Sugar plant in Betteravia, California. The plant, which was sold in 1986, was owned by entities that were predecessors-in-interest to The Hillshire Brands Company. In August 2017, the jury returned a verdict of approximately $13 million in favor of the plaintiffs, and a judgment was entered. We appealed the judgment, but the appellate court affirmed the trial court's judgment in full.

NOTE 21: QUARTERLY FINANCIAL DATA (UNAUDITED)

		in millions, except per share data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Sales	$10,193	$10,443	$10,885	$10,884
Gross profit	1,355	1,192	1,336	1,139
Operating income	807	635	781	604
Net income	552	430	681	372
Net income attributable to Tyson	551	426	676	369

Net income per share attributable to Tyson:
Class A Basic	$1.54	$1.20	$1.90	$1.03
Class B Basic	$1.39	$1.07	$1.71	$0.93
Diluted	$1.50	$1.17	$1.84	$1.01
2018
Sales	$10,229	$9,773	$10,051	$9,999
Gross profit	1,443	1,015	1,299	1,339
Operating income	922	494	797	819
Net income	1,632	316	542	537
Net income attributable to Tyson	1,631	315	541	537

Net income per share attributable to Tyson:
Class A Basic	$4.54	$0.88	$1.52	$1.50
Class B Basic	$4.09	$0.78	$1.37	$1.35
Diluted	$4.40	$0.85	$1.47	$1.47

First quarter fiscal 2019 net income included $26 million pretax Keystone Foods purchase accounting and acquisition related costs, which included an $11 million purchase accounting adjustment for the amortization of the fair value step-up of inventory and $15 million of acquisition related costs, and $8 million pretax restructuring and related charges.
Second quarter fiscal 2019 net income included $11 million pretax Keystone Foods acquisition related costs and $8 million pretax restructuring and related charges.
Third quarter fiscal 2019 net income included $105 million post tax recognition of previously unrecognized tax benefit, $55 million pretax gain on sale of an investment and $15 million pretax restructuring and related charges.
Fourth quarter fiscal 2019 net income included $31 million pretax Beef production plant fire costs, a $41 million pretax impairment charge related to the divestiture of a business, $15 million pretax pension plan termination charge and $10 million pretax restructuring and related charges.
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
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Tyson Foods, Inc. and its subsidiaries (the “Company”) as of September 28, 2019 and September 29, 2018, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 28, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended September 28, 2019 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 28, 2019 and September 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Acquisition of Keystone Foods - Valuation of Acquired Customer Relationships
As described in Note 3 to the consolidated financial statements, during fiscal year 2019 the Company completed the acquisition of Keystone Foods for $2.3 billion in cash, subject to certain adjustments, which resulted in $659 million of intangible assets being recorded, primarily consisting of customer relationships. Management used the multi-period excess earnings valuation approach to determine the fair value of the customer relationships intangible assets acquired. Management applied significant judgment in estimating the fair value of the customer relationships intangible assets acquired, which involved the use of significant estimates and assumptions about sales, operating margins, attrition rates, growth rates, and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and market place data.
The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships intangible assets as a result of the acquisition of Keystone Foods is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity involved in performing procedures and evaluating audit evidence related to the fair value measurements of the acquired customer relationships intangible assets due to the significant amount of judgment by management when developing the estimates, (ii) significant audit effort was necessary to evaluate management’s anticipated future cash flows and significant assumptions, including the attrition rates, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of acquired customer relationships, as well as controls over the development of the significant assumptions related to the acquired customer relationships intangible assets, including the attrition rates. These procedures also included, among others, testing management’s process for estimating the fair value of acquired customer relationships. Testing management’s process included evaluating the appropriateness of the multi-period excess earnings valuation approach, testing the completeness, accuracy, and relevance of underlying data used in the valuation approach, and evaluating the reasonableness of significant assumptions, including the attrition rates. Evaluating management’s assumptions related to the attrition rates involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of the acquired businesses, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s multi-period excess earnings valuation approach and certain significant assumptions, including the attrition rates.
Indefinite Life Intangible Assets Quantitative Impairment Assessments
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated indefinite life intangible assets balance was $4.1 billion as of September 28, 2019. As disclosed by management, an indefinite life intangible asset impairment test is conducted as of the first day of the fourth quarter each year, or more frequently if impairment indicators arise. Management estimates the fair value of indefinite life intangible assets, where a quantitative impairment assessment is performed, using relief-from-royalty and multi-period excess earnings valuation approaches. Under these valuation approaches, management makes estimates and assumptions about sales, operating margins, growth rates, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data.
The principal considerations for our determination that performing procedures relating to the indefinite life intangible assets quantitative impairment assessment is a critical audit matter are (i) there was significant judgment by management when developing the fair value measurements of the indefinite life intangible assets, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence related to the fair value measurements and (ii) significant audit effort was necessary to evaluate management’s anticipated future cash flows and significant assumptions, including sales growth rates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of indefinite life intangible assets. These procedures also included, among others, testing management’s process for developing the fair value estimates; evaluating the appropriateness of the relief-from-royalty and multi-period excess earnings valuation approaches; testing the completeness, accuracy, and relevance of underlying data used in the valuation approaches; and evaluating the significant assumptions used by management, including sales growth rates. Evaluating management’s assumptions related to sales growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance associated with the related brands, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.
/s/ PricewaterhouseCoopers LLP
Fayetteville, Arkansas
November 12, 2019
We have served as the Company’s auditor since 2009.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "1934 Act")). Based on that evaluation, the CEO and CFO concluded that, as of September 28, 2019, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
In the quarter ended September 28, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During fiscal 2019, we implemented the primary phase of a new Enterprise Resource Planning system (“ERP”). The implementation will continue in additional phases over the next year. We concluded, as part of our evaluation, that the implementation of the ERP has not materially affected our internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 28, 2019. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on this evaluation under the framework in Internal Control - Integrated Framework (2013) issued by COSO, management concluded the Company’s internal control over financial reporting was effective as of September 28, 2019.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, who has audited the fiscal 2019 financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of September 28, 2019 as stated in its report which appears in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
On November 6, 2019, the Board of Directors (the “Board”) of the Company announced that Dean Banks, a current independent director of the Company, was appointed to the position of President, effective as of the first date of his employment with the Company, which is anticipated on December 20, 2019 (the “Effective Date”). Mr. Banks will report to Noel White, the Company’s current President and Chief Executive Officer, who will relinquish his role as President as of the Effective Date. Mr. Banks will continue in his position as a director of the Company but will cease serving on any of the Board committees.

Mr. Banks, 46, is currently senior executive at X, an Alphabet Inc. company, where he leads the development of emerging technology products. He has been in that role since 2016, prior to which he was a managing partner and interim CEO at SEED Ventures since 2015. Previously, in 2014 he served as a consultant to Cleveland Clinic Innovations and as the CEO of Occelerator. Prior to those roles, at OrthoHelix (acquired by Tornier, Inc.) he was the SVP of Business Development and Strategic Marketing from 2011 to 2012 and, from 2012 to 2013 at Tornier, the Vice President of Product Excellence.
In connection with Mr. Banks’ appointment to the role of President, he entered into an offer letter and an employment agreement (collectively, the “Employment Agreement”) with the Company on November 6, 2019. The Employment Agreement provides for, among other things, an annual base salary of $1,150,000, with a sign-on bonus of $5,000,000, which Mr. Banks will be required to repay should he (i) voluntarily terminate his employment without “good reason” with the Company prior to the two-year anniversary of the Effective Date or (ii) not relocate and establish a permanent residence in the Springdale, Arkansas area prior to the 12-month anniversary of the Effective Date. Additionally, as of the Effective Date, Mr. Banks will be eligible to participate in the Company’s Annual Incentive Plan and Executive Savings Plan, as well as the Company’s long-term equity incentive program (“LTI Program”) under the Company’s 2000 Stock Incentive Plan. His 2020 Annual Incentive Plan payout opportunity will be equal to 150% of his base salary at the target level of performance, prorated based on the Effective Date. His 2020 LTI Program opportunity will be equal to $5,500,000 at the target level, prorated based on the Effective Date, with the dollar value of equity compensation being awarded in a mix of stock options, restricted stock with performance criteria and performance stock. The Employment Agreement also provides that upon termination by the Company (other than for “cause” or by reason of death or permanent disability) or if Mr. Banks resigns for “good reason”, the Company will pay Mr. Banks an amount equal to two years of his base salary and two times his target annual cash bonus, to be paid out over two years, plus continued medical coverage for up to 18 months. Additionally, Mr. Banks is entitled to personal use of Company-owned aircraft in a manner consistent with the Company’s policy governing aircraft use by executive officers. Current Company policy is to “gross up” for tax purposes any approved personal use of Company-owned aircraft. The Employment Agreement contains a non-competition restriction for a period of 24 months post termination and a 36 month post-termination non-solicitation restriction. Mr. Banks will also be eligible for the Executive Rewards Allowance ("ERA"), which will provide him with an annual cash allowance of $12,000, prorated based on the Effective Date. The ERA is taxable income to Mr. Banks and can be used for an array of items based on the needs of him and his family. Mr. Banks will also receive relocation benefits in accordance with Company policy. Furthermore, upon signing of the Employment Agreement, Mr. Banks received a one-time payment of $1,000 as additional consideration for signing an employment agreement with the Company.
The foregoing description is qualified by reference to the full text of the Employment Agreement, which is filed as Exhibit 10.15 attached hereto and is incorporated by reference in its entirety into this Item 9B.
There are no arrangements or understandings between Mr. Banks and any other persons pursuant to which Mr. Banks was selected to be President of the Company. In addition, there are no transactions involving the Company and Mr. Banks that would be required to be disclosed pursuant to Item 404(a) of Regulation S-K.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See information set forth under the captions “Election of Directors”, "Information Regarding the Board and its Committees" and "Report of the Audit Committee" in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held February 6, 2020 (the “Proxy Statement”), which information is incorporated herein by reference. Pursuant to general instruction G(3) of Annual Report on Form 10-K, certain information concerning our executive officers is included under the caption “Executive Officers of the Company” in Part I of this Annual Report on Form 10-K.
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
ITEM 11. EXECUTIVE COMPENSATION
See the information set forth under the captions “Executive Compensation,” “Director Compensation For Fiscal Year 2019,” “Compensation Discussion and Analysis,” “Report of the Compensation and Leadership Development Committee,” “Compensation Committee Interlocks and Insider Participation”, and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which information is incorporated herein by reference. However, pursuant to instructions to Item 407(e)(5) of Regulation S-K, the material appearing under the sub-heading “Report of the Compensation and Leadership Development Committee” shall be deemed "furnished" and not be deemed to be “filed” with the SEC, other than as provided in this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the information included under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement, which information is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following information reflects certain information about our equity compensation plans as of September 28, 2019:

	Equity Compensation Plan Information
	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (excluding Securities reflected in the first column (a))
Equity compensation plans approved by security holders	5,362,672	$54.03	33,325,226
Equity compensation plans not approved by security holders	—	—	—
Total	5,362,672	$54.03	33,325,226

(a)
Shares of Class A Commone Stock available for future issuance as of September 28, 2019, under the Stock Incentive Plan (12,952,617), the Employee Stock Purchase Plan (12,725,001) and the Retirement Savings Plan (7,647,608)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
(1) Consolidated Financial Statements
Consolidated Statements of Income for the three years ended September 28, 2019
Consolidated Statements of Comprehensive Income for the three years ended September 28, 2019
Consolidated Balance Sheets at September 28, 2019, and September 29, 2018
Consolidated Statements of Shareholders’ Equity for the three years ended September 28, 2019
Consolidated Statements of Cash Flows for the three years ended September 28, 2019
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
(2) Consolidated Financial Statement Schedules
Financial Statement Schedule - Schedule II Valuation and Qualifying Accounts for the three years ended September 28, 2019
All other schedules are omitted because they are neither applicable nor required.
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

4.1	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.2
Indenture dated June 1, 1995, by and between the Company and The Chase Manhattan Bank, N.A., as Trustee (the “Company Indenture”) (previously filed as Exhibit 4 to Registration Statement on Form S-3, filed with the Commission on December 18, 1997, Registration No. 333-42525, and incorporated herein by reference).

4.3
Form of 7.0% Note due January 15, 2028, issued under the Company Indenture (previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended December 27, 1997, Commission File No. 001-14704, and incorporated herein by reference).

4.4
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

4.5
Form of 4.50% Senior Note due 2022 (previously filed as Exhibit 4.2 and included in Exhibit 4.1 to the Company's Current Report on Form 8‑K filed June 13, 2012, Commission File No. 001‑14704, and incorporated herein by reference).

4.6
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

4.7
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

4.9	Form of 3.95% Senior Note due 2024 (included in Exhibit 4.4 to the Company's Current Report on Form 8‑K filed August 8, 2014, Commission File No. 001‑14704, and incorporated herein by reference).

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

4.11	Form of 4.875% Senior Note due 2034 (included in Exhibit 4.6 to the Company's Current Report on Form 8‑K filed August 8, 2014, Commission File No. 001‑14704, and incorporated herein by reference).

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

4.15
Form of 4.10% Notes due 2020 issued pursuant to the Sara Lee Indenture (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated September 7, 2010 by The Hillshire Brands Company, Commission File No. 001-03344, and incorporated herein by reference).

4.16
Form of 6.13% Notes due 2032 issued pursuant to the Sara Lee Indenture (previously filed as Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2014, Commission File No. 001-14704, and incorporated herein by reference).

4.17
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

4.29
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

4.30
Form of 3.900% Senior Notes due 2023 (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 28, 2018, Commission File No. 001-14704, and incorporated herein by reference).

4.31
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

4.32
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

10.4	*
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

10.15	*	Employment Agreement, dated November 6, 2019, by and between the Company and Samuel Dean Banks, Jr.

10.16	*
Indemnity Agreement, dated as of September 28, 2007, between the Company and John Tyson (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 28, 2007, Commission File No. 001-14704, and incorporated herein by reference).

10.17	*
Form of Indemnity Agreement between Tyson Foods, Inc. and its directors and certain executive officers (previously filed as Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995, Commission File No. 0-3400, and incorporated herein by reference).

10.18	*
Tyson Foods, Inc. Annual Incentive Compensation Plan for Senior Executives adopted February 4, 2005, and reapproved February 5, 2016 (previously filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, Commission File No. 001-14704, and incorporated herein by reference).

10.19	*
Amended and Restated Tyson Foods, Inc. Employee Stock Purchase Plan, effective as of February 1, 2013 (previously filed as Exhibit 99.2 to Registration Statement on Form S-8 on February 22, 2013, Registration No. 333-186797, and incorporated herein by reference).

10.20	*
First Amendment to the Tyson Foods, Inc. Employee Stock Purchase Plan, effective February 1, 2013 (previously filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013, Commission File No. 001-14704, and incorporated herein by reference).

10.21	*
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

10.23	*
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

10.25	*
First Amendment to the Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan effective November, 16, 2017 (previously filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended 12/30/2017, Commission File No. 001-14704, and incorporated herein by reference).

10.26	*
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

10.28	*
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

10.30	*
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

10.64	**
Executive Severance Plan effective October 15, 2018 (previously filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K for the period ended September 29, 2018, Commission File No. 001-14704, and incorporated herein by reference).

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
Form of Performance Shares - Operating Income - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, Commission File No. 001-14704, and incorporated herein by reference).

10.73	*
Form of Performance Shares - Operating Income (5+1) - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, Commission File No. 001-14704, and incorporated herein by reference).

10.74	*
Form of Restricted Stock Subject to Performance Criteria - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, Commission File No. 001-14704, and incorporated herein by reference).

10.75	*
Form of Restricted Stock Subject to Performance Criteria (5+1) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, Commission File No. 001-14704, and incorporated herein by reference).

10.76	*
Form of Stock Options (Contracted) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, Commission File No. 001-14704, and incorporated herein by reference).

10.77	*
Form of Stock Options (5+1) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, Commission File No. 001-14704, and incorporated herein by reference).

10.78	*
Form of Stock Options (Director/Non-Contract) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, Commission File No. 001-14704, and incorporated herein by reference).

10.79	*
Form of Restricted Stock (Contracted) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, Commission File No. 001-14704, and incorporated herein by reference).

10.80	*
Form of Restricted Stock (Director/Non-contract) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, Commission File No. 001-14704, and incorporated herein by reference).

10.81	*
Form of Restricted Stock (5+1) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, Commission File No. 001-14704, and incorporated herein by reference).

10.82	*
Form of Performance Shares - Total Shareholder Return - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, Commission File No. 001-14704, and incorporated herein by reference).

10.83	*
Form of Performance Shares - Total Shareholder Return (5+1) - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, Commission File No. 001-14704, and incorporated herein by reference).

10.84	*
Form of Stock Appreciation Rights Award Agreement pursuant to which stock appreciation rights are awarded under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, Commission File No. 001-14704, and incorporated herein by reference).

14.1
Code of Conduct of the Company (previously filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2013, Commission File No. 001-14704, and incorporated herein by reference).

21	**	Subsidiaries of the Company.

23	**	Consent of PricewaterhouseCoopers LLP.

31.1	**	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Annual Report on Form 10-K for the year ended September 28, 2019, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

*		Indicates a management contract or compensatory plan or arrangement.
**		Filed herewith
***		Furnished herewith

FINANCIAL STATEMENT SCHEDULE
TYSON FOODS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

			Three Years Ended September 28, 2019
		Additions
in millions	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Period
Allowance for Doubtful Accounts:
2019	$19	$4	$—	$(2)	$21
2018	34	3	—	(18)	19
2017	33	10	—	(9)	34
Inventory Lower of Cost or Net Realizable Value Allowance:
2019	$25	$61	$—	$(52)	$34
2018	3	68	—	(46)	25
2017	39	5	—	(41)	3
Valuation Allowance on Deferred Tax Assets:
2019	$79	$13	$6	$(12)	$86
2018	75	12	—	(8)	79
2017	72	4	—	(1)	75

ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYSON FOODS, INC.

By:	/s/ Stewart Glendinning	November 12, 2019
Stewart Glendinning
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Gaurdie E. Banister Jr.	Director	November 12, 2019
Gaurdie E. Banister Jr.

/s/ Dean Banks	Director	November 12, 2019
Dean Banks

/s/ Mike Beebe	Director	November 12, 2019
Mike Beebe

/s/ Mikel A. Durham	Director	November 12, 2019
Mikel A. Durham

/s/ Steve Gibbs	Senior Vice President, Controller and Chief Accounting Officer	November 12, 2019
Steve Gibbs	(Principal Accounting Officer)

/s/ Stewart Glendinning	Executive Vice President and Chief Financial Officer	November 12, 2019
Stewart Glendinning	(Principal Financial Officer)

/s/ Jonathan D. Mariner	Director	November 12, 2019
Jonathan D. Mariner

/s/ Kevin M. McNamara	Director	November 12, 2019
Kevin M. McNamara

/s/ Cheryl S. Miller	Director	November 12, 2019
Cheryl S. Miller

/s/ Jeffrey K. Schomburger	Director	November 12, 2019
Jeffrey K. Schomburger

/s/ Robert C. Thurber	Director	November 12, 2019
Robert C. Thurber

/s/ Barbara A. Tyson	Director	November 12, 2019
Barbara A. Tyson

/s/ John Tyson	Chairman of the Board of Directors	November 12, 2019
John Tyson

/s/ Noel White	President and Chief Executive Officer	November 12, 2019
Noel White	(Principal Executive Officer)