Form 10-Q
period 2019-12-28
TYSON FOODS, INC.
filed 2020-02-06
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 28, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 28, 2019.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	295,027,770
Class B Common Stock, $0.10 Par Value (Class B stock)	70,010,355
Class B stock is not listed for trading on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis.
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 28, 2019	December 29, 2018
Sales	$10,815	$10,193
Cost of Sales	9,375	8,838
Gross Profit	1,440	1,355
Selling, General and Administrative	614	548
Operating Income	826	807
Other (Income) Expense:
Interest income	(3)	(2)
Interest expense	120	99
Other, net	(16)	(3)
Total Other (Income) Expense	101	94
Income before Income Taxes	725	713
Income Tax Expense	164	161
Net Income	561	552
Less: Net Income Attributable to Noncontrolling Interests	4	1
Net Income Attributable to Tyson	$557	$551
Weighted Average Shares Outstanding:
Class A Basic	293	294
Class B Basic	70	70
Diluted	367	366
Net Income Per Share Attributable to Tyson:
Class A Basic	$1.56	$1.54
Class B Basic	$1.40	$1.39
Diluted	$1.52	$1.50
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	December 28, 2019	December 29, 2018
Net Income	$561	$552
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	3	(9)
Investments	—	1
Currency translation	35	8
Postretirement benefits	—	(3)
Total Other Comprehensive Income (Loss), Net of Taxes	38	(3)
Comprehensive Income	599	549
Less: Comprehensive Income Attributable to Noncontrolling Interests	4	1
Comprehensive Income Attributable to Tyson	$595	$548
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	December 28, 2019	September 28, 2019
Assets
Current Assets:
Cash and cash equivalents	$497	$484
Accounts receivable, net	2,063	2,173
Inventories	4,304	4,108
Other current assets	329	404
Total Current Assets	7,193	7,169
Net Property, Plant and Equipment	7,384	7,282
Goodwill	10,862	10,844
Intangible Assets, net	6,975	7,037
Other Assets	1,397	765
Total Assets	$33,811	$33,097

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$1,947	$2,102
Accounts payable	1,916	1,926
Other current liabilities	1,673	1,485
Total Current Liabilities	5,536	5,513
Long-Term Debt	9,772	9,830
Deferred Income Taxes	2,369	2,356
Other Liabilities	1,568	1,172
Commitments and Contingencies (Note 18)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 378 million shares	38	38
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,354	4,378
Retained earnings	14,178	13,787
Accumulated other comprehensive gain (loss)	(79)	(117)
Treasury stock, at cost – 83 million shares at December 28, 2019 and 82 million shares at September 28, 2019	(4,079)	(4,011)
Total Tyson Shareholders’ Equity	14,419	14,082
Noncontrolling Interests	147	144
Total Shareholders’ Equity	14,566	14,226
Total Liabilities and Shareholders’ Equity	$33,811	$33,097
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended
	December 28, 2019		December 29, 2018
	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance at beginning and end of period	378	$38	378	$38

Class B Common Stock:
Balance at beginning and end of period	70	7	70	7

Capital in Excess of Par Value:
Balance at beginning of period		4,378		4,387
Stock-based compensation		(24)		(55)
Balance at end of period		4,354		4,332

Retained Earnings:
Balance at beginning of period		13,787		12,329
Net income attributable to Tyson		557		551
Dividends		(166)		(161)
Balance at end of period		14,178		12,719

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of period		(117)		(15)
Other comprehensive income (loss)		38		(3)
Balance at end of period		(79)		(18)

Treasury Stock:
Balance at beginning of period	82	(4,011)	82	(3,943)
Purchase of Class A common stock	2	(132)	1	(83)
Stock-based compensation	(1)	64	(1)	75
Balance at end of period	83	(4,079)	82	(3,951)

Total Shareholders’ Equity Attributable to Tyson		$14,419		$13,127

Equity Attributable to Noncontrolling Interests:
Balance at beginning of period		$144		$8
Net income attributable to noncontrolling interests		4		1
Business combination and other		(1)		123
Total Equity Attributable to Noncontrolling Interests		$147		$132

Total Shareholders’ Equity		$14,566		$13,259
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	December 28, 2019	December 29, 2018
Cash Flows From Operating Activities:
Net income	$561	$552
Depreciation and amortization	288	250
Deferred income taxes	3	18
Other, net	27	64
Net changes in operating assets and liabilities	15	(16)
Cash Provided by Operating Activities	894	868
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(312)	(318)
Purchases of marketable securities	(35)	(15)
Proceeds from sale of marketable securities	19	15
Acquisitions, net of cash acquired	—	(2,141)
Proceeds from sale of business	29	—
Other, net	(82)	10
Cash Used for Investing Activities	(381)	(2,449)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	38	1,807
Payments on debt	(31)	(12)
Borrowings on revolving credit facility	180	—
Payments on revolving credit facility	(250)	—
Proceeds from issuance of commercial paper	4,675	5,538
Repayments of commercial paper	(4,855)	(5,406)
Purchases of Tyson Class A common stock	(132)	(83)
Dividends	(150)	(134)
Stock options exercised	20	3
Other, net	(2)	(2)
Cash (Used for) Provided by Financing Activities	(507)	1,711
Effect of Exchange Rate Changes on Cash	7	—
Increase in Cash and Cash Equivalents	13	130
Cash and Cash Equivalents at Beginning of Year	484	270
Cash and Cash Equivalents at End of Period	$497	$400
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: ACCOUNTING POLICIES
Basis of Presentation
The consolidated condensed financial statements are unaudited and have been prepared by Tyson Foods, Inc. (“Tyson,” “the Company,” “we,” “us” or “our”). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations of the United States Securities and Exchange Commission. Although we believe the disclosures contained herein are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2019. Preparation of consolidated condensed financial statements requires us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly our financial position as of December 28, 2019, and the results of operations for the three months ended December 28, 2019, and December 29, 2018. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
Leases
We determine if an agreement is or contains a lease at its inception by evaluating if an identified asset exists that we control for a period of time. When a lease exists, we classify it as a finance or operating lease and record a right-of-use ("ROU") asset and a corresponding lease liability at lease commencement. We have elected to not record leases with a term of 12 months or less in our Consolidated Condensed Balance Sheets, and accordingly, lease expense for these short-term leases is recognized on a straight-line basis over the lease term. Finance lease assets are presented within Net Property, Plant and Equipment and finance lease liabilities are presented within Current and Long-Term Debt in our Consolidated Condensed Balance Sheets. Finance lease disclosures are omitted as they are deemed immaterial. Operating ROU assets are presented within Other Assets, and operating lease liabilities are recorded within Other current liabilities and Other Liabilities in our Consolidated Condensed Balance Sheets. Lease assets are subject to review for impairment in a manner consistent with Property, Plant and Equipment.
ROU assets are presented in our Consolidated Condensed Balance Sheets based on the present value of the corresponding liabilities and are adjusted for any prepayments, lease incentives received or initial direct costs incurred. The measurement of our ROU assets and liabilities includes all fixed payments and any variable payments based on an index or rate. Variable lease payments which do not depend on an index, or where rates are unknown, are excluded from lease payments in the measurement of the ROU asset and lease liability, and accordingly, are recognized as lease expense in the period the obligation for those payments is incurred. The present value of lease payments is based on our incremental borrowing rate according to the lease term and information available at the lease commencement date, as our lease arrangements generally do not provide an implicit interest rate. The incremental borrowing rate is derived using a hypothetically-collateralized borrowing cost, based on our revolving credit facility, plus a country risk factor, where applicable. We consider our credit rating and the current economic environment in determining the collateralized rate.
Our lease arrangements can include fixed or variable non-lease components, such as common area maintenance, taxes and labor. We account for each lease and any non-lease components associated with that lease as a single lease component for all asset classes, except production and livestock grower asset classes embedded in service and supply agreements, and other asset classes that include significant maintenance or service components. We account for lease and non-lease components of an agreement separately based on relative stand-alone prices either observable or estimated if observable prices are not readily available. For asset classes where an election was made not to separate lease and non-lease components, all costs associated with a lease contract are disclosed as lease costs. The accounting for some of the Company's leases may require significant judgment when determining whether a contract is or contains a lease, the lease term, and the likelihood of exercising renewal or termination options. Our leases can include options to extend or terminate use of the underlying assets. These options are included in the lease term used to determine ROU assets and corresponding liabilities when we are reasonably certain we will exercise the option. Additionally, certain leases can have residual value guarantees, which are included within our operating lease liabilities when considered probable. Our lease agreements do not include significant restrictions or covenants.

Recognition, measurement and presentation of expenses and cash flows arising from a lease will depend on classification as a finance or operating lease. Operating lease expense is recognized on a straight-line basis over the lease term, whereas the amortization of finance lease assets is recognized on a straight-line basis over the shorter of the estimated useful life of the underlying asset or the lease term. Operating lease expense and finance lease amortization are presented in Cost of Sales or Selling, General and Administrative in our Consolidated Condensed Statements of Income depending on the nature of the leased item. Interest expense on finance lease obligations is recorded over the lease term and is presented in Interest expense, based on the effective interest method. All operating lease cash payments and interest on finance leases are presented within Net cash provided by operating activities and all finance lease principal payments are presented within Net cash used in financing activities in our Consolidated Condensed Statements of Cash Flows.
Recently Issued Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued guidance that simplifies the accounting for income taxes by removing certain exceptions to general principles in Topic 740 and clarifies other general principles by adding certain requirements to Topic 740. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2020, our fiscal 2022. Early adoption is permitted for periods for which financial statements have not yet been issued, beginning our fiscal 2020. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. The application of the guidance requires various transition methods depending on the specific amendment. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
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
Changes in Accounting Principles
In August 2017, the FASB issued guidance that eases certain documentation and assessment requirements of hedge effectiveness and modifies the accounting for components excluded from the assessment. Some of the modifications included the ineffectiveness of derivative gain/loss in highly effective cash flow hedges to be recorded in Other Comprehensive Income, alignment of the recognition and presentation of the effects related to the hedging instrument and hedged item in the financial statements, and additional disclosures required on the cumulative basis adjustment in fair value hedges and the effect of hedging on financial statement lines for components excluded from the assessment. The amendment also simplified the application of hedge accounting in certain situations to permit new hedging strategies to be eligible for hedge accounting. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2018, our fiscal 2020. We adopted this guidance in the first quarter of fiscal 2020 using the modified retrospective transition approach, and it did not have a material impact on our consolidated financial statements.
In February 2016, the FASB issued guidance that created new accounting and reporting guidelines for leasing arrangements. The guidance requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses and cash flows arising from a lease will depend on classification as a finance or operating lease. The guidance also requires qualitative and quantitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2018, our fiscal 2020. We adopted this guidance in the first quarter of fiscal 2020 using the optional transition method that allows for a cumulative-effect adjustment in the period of adoption with no restatement of prior periods. We have elected the package of practical expedients available under the transition guidance which allows us to not reassess prior conclusions related to lease classifications, existing contracts containing leases, and initial direct costs, as well as the practical expedient that allows the continued historical treatment of land easements. We did not elect the practical expedient for the use of hindsight in evaluating the expected lease term of existing leases. The adoption resulted in the recording of operating lease assets and operating lease liabilities of $549 million and $546 million, respectively, as of September 29, 2019, with no changes to our finance leases. The difference between the additional lease assets and lease liabilities, represents existing deferred rent and prepaid lease balances that were reclassified on the balance sheet. The adoption did not have a material impact on our Consolidated Condensed Statements of Income or our Consolidated Condensed Statements of Cash Flows. For further description of our lease policy refer to the Leases section above, and for quantitative lease information refer to Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 5: Leases.

NOTE 2: ACQUISITIONS
On June 3, 2019, we acquired the Thai and European operations of BRF S.A. ("Thai and European operations") for $326 million, net of cash acquired, subject to certain adjustments, as a part of our growth strategy to expand offerings of value-added protein in global markets. Its results, subsequent to the acquisition closing, are included in International/Other for segment presentation. Certain estimated values for the acquisition, including goodwill, intangible assets, property, plant and equipment, noncontrolling interest, and deferred income taxes are not yet finalized and are subject to revision as additional information becomes available and more detailed analyses are completed. The preliminary purchase price allocation includes $297 million of net working capital, including $56 million of cash acquired, $93 million of Property, Plant and Equipment, $10 million of Goodwill, $23 million of Intangible Assets, $24 million of Other Liabilities, $10 million of Deferred Income Taxes and $7 million of Noncontrolling Interest. Intangible Assets included customer relationships which will be amortized over a life of 7 years. We do not expect the goodwill to be deductible for income tax purposes. During the first quarter of fiscal 2020, we recorded measurement period adjustments which increased Goodwill by $9 million, including a reduction to net working capital of $10 million and a decrease in Deferred Income Taxes of $1 million.
On November 30, 2018, we acquired all of the outstanding common stock of MFG (USA) Holdings, Inc. and McKey Luxembourg Holdings S.à.r.l. (“Keystone Foods”) from Marfrig Global Foods ("Marfrig") for $2.3 billion in cash, subject to certain adjustments. The acquisition was accounted for using the acquisition method of accounting, and the results of Keystone Foods' domestic and international results, subsequent to the acquisition closing, are included in our Chicken segment and International/Other, respectively. The following table summarizes the purchase price allocation for Keystone Foods and fair values of the assets acquired and liabilities assumed at the acquisition date.

in millions
Cash and cash equivalents	$186
Accounts receivable	106
Inventories	257
Other current assets	34
Property, Plant and Equipment	676
Goodwill	1,120
Intangible Assets	659
Other Assets	28
Current debt	(73)
Accounts payable	(208)
Other current liabilities	(99)
Long-Term Debt	(113)
Deferred Income Taxes	(177)
Other Liabilities	(8)
Noncontrolling Interests	(122)
Net assets acquired	$2,266

The fair value of identifiable intangible assets primarily consisted of customer relationships with a weighted average life of 25 years. As a result of the acquisition, we recognized a total of $1,120 million of goodwill. The purchase price was assigned to assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, and any excess was allocated to goodwill, as shown in the table above. Goodwill represents the value we expect to achieve through the implementation of operational synergies and growth opportunities. We allocated goodwill to our segments using the acquisition method approach. This resulted in $779 million and $341 million of goodwill allocated to our Chicken segment and International/Other, respectively. We do not expect the goodwill to be deductible for income tax purposes.
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
In January 2020, we acquired a 40% minority interest in a vertically-integrated Brazilian poultry producer for $122 million. We will account for this investment under the equity method.

NOTE 3: INVENTORIES
Processed products, livestock and supplies and other are valued at the lower of cost or net realizable value. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, livestock grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories. At December 28, 2019, the cost of inventories was determined by either the first-in, first-out ("FIFO") method or the weighted-average method, which is consistent with the methods used at September 28, 2019.
The following table reflects the major components of inventory (in millions):

	December 28, 2019	September 28, 2019
Processed products	$2,464	$2,362
Livestock	1,206	1,150
Supplies and other	634	596
Total inventory	$4,304	$4,108

NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	December 28, 2019	September 28, 2019
Land	$199	$198
Buildings and leasehold improvements	4,768	4,747
Machinery and equipment	8,692	8,607
Land improvements and other	392	385
Buildings and equipment under construction	857	713
	14,908	14,650
Less accumulated depreciation	7,524	7,368
Net property, plant and equipment	$7,384	$7,282

NOTE 5: LEASES
We lease certain equipment, buildings and land related to transportation, distribution, storage, production, livestock grower assets and office activities. These lease arrangements can be structured as a standard lease agreement or embedded in a service or supply agreement and are primarily classified as operating leases. For further description of our lease accounting policy, refer to Part I, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 1: Accounting Policies.
Operating lease ROU assets and liabilities presented in our Consolidated Condensed Balance Sheets were as follows (in millions):

December 28, 2019
Other Assets	$527
Other current liabilities	161
Other Liabilities	$367

The components of lease costs were as follows (in millions):

Three Months Ended
December 28, 2019
Operating lease cost (a)	$49
Variable lease cost (b)	111
Short-term lease cost	6
Total	$166

(a) Sublease income is immaterial and not deducted from operating lease cost.
(b) Variable lease costs are determined based on volume of output received, flocks placed or other performance metrics.

Other operating lease information includes the following:

Three Months Ended
December 28, 2019
Operating cash outflows from operating leases (in millions)	$51
ROU assets obtained in exchange for new operating lease liabilities (in millions)	$26
Weighted-average remaining lease term	5 years
Weighted-average discount rate	3%

At December 28, 2019, future maturities of operating leases were as follows (in millions):

Operating Lease Commitments
2020 (remaining year)	$135
2021	141
2022	96
2023	64
2024	51
2025 and beyond	73
Total undiscounted operating lease payments	$560
Less: Imputed interest	32
Present value of total operating lease liabilities	$528

At December 28, 2019, our leases that had not yet commenced were insignificant.
Prior Year Lease Disclosures
The following pertains to previously disclosed information set forth in the Company's 2019 Form 10-K, Part II, Item 8, Notes to the Consolidated Financial Statements, Note 20: Commitments and Contingencies.
We lease equipment, properties and certain farms for which total rentals approximated $220 million and $200 million, in fiscal 2019 and 2018, respectively. Most leases have initial terms of up to seven years, some with varying renewal periods. Minimum lease commitments under non-cancelable leases at September 28, 2019 were (in millions):

Operating Lease Commitments
2020	$159
2021	113
2022	74
2023	49
2024	40
2025 and beyond	54
Total	$489

We enter into agreements with livestock growers that can have fixed and variable payment structures, but are generally cancelable and based on flocks placed with growers. Livestock grower fixed or estimable non-cancelable commitments at September 28, 2019 were (in millions):

Livestock Grower Commitments
2020	$253
2021	131
2022	86
2023	58
2024	49
2025 and beyond	122
Total	$699

NOTE 6: RESTRUCTURING AND RELATED CHARGES
In the first quarter of fiscal 2020, the Company approved a restructuring program (the "2020 Program"), which is expected to contribute to the Company’s overall strategy of financial fitness through the elimination of overhead and consolidation of certain enterprise functions. This resulted in a $44 million pretax charge consisting of severance and employee related costs. As part of the 2020 Program, we estimate the elimination of approximately 500 positions across several areas and job levels, with most of the eliminated positions originating from the corporate offices in Springdale, Arkansas and Chicago, Illinois. We do not anticipate future costs of the 2020 Program to be significant.
In the fourth quarter of fiscal 2017, our Board of Directors approved a multi-year restructuring program (the “2017 Program”), which is expected to contribute to the Company’s overall strategy of financial fitness through increased operational effectiveness and overhead reduction. The 2017 Program is expected to result in cumulative pretax charges of approximately $280 million which consist primarily of severance and employee related costs, impairments and accelerated depreciation of technology assets, incremental costs to implement new technology, and contract termination costs. Through December 28, 2019, $258 million of the estimated $280 million total pretax charges has been recognized. The remaining estimated charges relate to incremental costs to implement new technology.
We recognized restructuring and related charges of $52 million for the three months ended December 28, 2019, consisting of $44 million of severance and employee related costs from the 2020 Program and $8 million of technology related costs from the 2017 Program. We recorded $9 million in Cost of Sales from the 2020 Program, and we recorded $43 million in Selling, General and Administrative in our Consolidated Condensed Statements of Income, of which $35 million is related to the 2020 program and $8 million is related to the 2017 Program. For the three months ended December 29, 2018, we recognized $8 million of restructuring and related charges from the 2017 Program which were recorded in Selling, General and Administrative in our Consolidated Condensed Statements of Income and represent incremental costs to implement new technology and accelerated depreciation of technology assets.
The following table reflects the pretax impact of restructuring and related charges incurred in the first quarter of fiscal 2020, the charges to date and the total estimated charges, by reportable segment (in millions):

	Three Months Ended	Restructuring and related charges to date
	December 28, 2019	December 28, 2019	Total estimated Restructuring and related charges
Beef	$5	$18	$18
Pork	2	7	7
Chicken	21	128	139
Prepared Foods	22	146	157
Other	2	3	3
Total restructuring and related charges, pretax	$52	$302	$324

The total estimated restructuring charges include $22 million of estimated charges from the 2017 Program yet to be incurred and represent incremental costs to implement new technology in our Prepared Foods and Chicken segments. The timing and actual amounts of the estimated charges may change.
Our restructuring liability was $42 million at December 28, 2019 and we had no restructuring liability at September 28, 2019. The change in the restructuring liability was due to additional charges of $52 million, net of $10 million in payments, during the three months ended December 28, 2019.
NOTE 7: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	December 28, 2019	September 28, 2019
Accrued salaries, wages and benefits	$551	$620
Other	1,122	865
Total other current liabilities	$1,673	$1,485

NOTE 8: DEBT
The major components of debt are as follows (in millions):

	December 28, 2019	September 28, 2019
Revolving credit facility	$—	$70
Commercial paper	819	1,000
Senior notes:
Notes due June 2020 (2.46% at 12/28/2019)	350	350
Notes due August 2020 (2.34% at 12/28/2019)	400	400
4.10% Notes due September 2020	279	280
2.25% Notes due August 2021	500	500
4.50% Senior notes due June 2022	1,000	1,000
3.90% Senior notes due September 2023	400	400
3.95% Notes due August 2024	1,250	1,250
4.00% Notes due March 2026 ("2026 Notes")	800	800
3.55% Notes due June 2027	1,350	1,350
7.00% Notes due January 2028	18	18
4.35% Notes due March 2029 ("2029 Notes")	1,000	1,000
6.13% Notes due November 2032	160	161
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	500	500
4.55% Notes due June 2047	750	750
5.10% Notes due September 2048 ("2048 Notes")	1,500	1,500
Discount on senior notes	(47)	(48)
Other	253	216
Unamortized debt issuance costs	(63)	(65)
Total debt	11,719	11,932
Less current debt	1,947	2,102
Total long-term debt	$9,772	$9,830

Revolving Credit Facility and Letters of Credit
We have a $1.75 billion revolving credit facility that supports short-term funding needs and serves as a backstop to our commercial paper program which will mature and the commitments thereunder will terminate in March 2023. Amounts available for borrowing under this facility totaled $1.75 billion at December 28, 2019, before deducting amounts to backstop our commercial paper program. At December 28, 2019, we had no outstanding borrowings and no outstanding letters of credit issued under this facility. At December 28, 2019, we had $99 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of leasing and workers’ compensation insurance programs and other legal obligations. In the future, if any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility.
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured short-term promissory notes ("commercial paper") up to an aggregate maximum principal amount of $1 billion as of December 28, 2019. As of December 28, 2019, we had $819 million of commercial paper outstanding at a weighted average interest rate of 2.01% with maturities of less than 50 days.
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
Our senior notes also contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens; engage in certain sale/leaseback transactions; and engage in certain consolidations, mergers and sales of assets. We were in compliance with all debt covenants at December 28, 2019.

NOTE 9: EQUITY
Share Repurchases
As of December 28, 2019, 19.5 million shares remained available for repurchase under our share repurchase program. The share repurchase program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans. A summary of share repurchases of our Class A stock is as follows (in millions):

	Three Months Ended
	December 28, 2019		December 29, 2018
	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	1.1	$100	0.9	$50
To fund certain obligations under equity compensation plans	0.4	32	0.5	33
Total share repurchases	1.5	$132	1.4	$83

NOTE 10: INCOME TAXES
Our effective tax rate was 22.7% and 22.6% for the first quarter of fiscal 2020 and 2019, respectively. The effective tax rates for the first quarter of fiscal 2020 and 2019 were higher than the federal statutory tax rate primarily due to state taxes, partially offset by various tax benefits.
Unrecognized tax benefits were $169 million at December 28, 2019 and September 28, 2019. We do not expect material changes to our unrecognized tax benefits during the next twelve months.
NOTE 11: OTHER INCOME AND CHARGES
During the first quarter of fiscal 2019, we recognized $17 million of net periodic pension and postretirement benefit cost, excluding the service cost component, and recorded the amount in the Consolidated Condensed Statements of Income in Other, net.

NOTE 12: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended
	December 28, 2019	December 29, 2018
Numerator:
Net income	$561	$552
Less: Net income attributable to noncontrolling interests	4	1
Net income attributable to Tyson	557	551
Less dividends declared:
Class A	137	133
Class B	29	28
Undistributed earnings	$391	$390

Class A undistributed earnings	$322	$321
Class B undistributed earnings	69	69
Total undistributed earnings	$391	$390

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	293	294
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70
Effect of dilutive securities:
Stock options, restricted stock and performance units	4	2
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	367	366

Net income per share attributable to Tyson:
Class A basic	$1.56	$1.54
Class B basic	$1.40	$1.39
Diluted	$1.52	$1.50
Dividends Declared Per Share:
Class A	$0.465	$0.450
Class B	$0.419	$0.405

Approximately 2 million and 4 million of our stock-based compensation shares were antidilutive for the three months ended December 28, 2019 and December 29, 2018, respectively. These shares were not included in the diluted earnings per share calculation.
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
NOTE 13: DERIVATIVE FINANCIAL INSTRUMENTS
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

Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at December 28, 2019.
We had the following aggregated outstanding notional amounts related to our derivative financial instruments:

in millions, except soy meal tons	Metric	December 28, 2019	September 28, 2019
Commodity:
Corn	Bushels	115	111
Soy Meal	Tons	1,281,300	1,078,800
Live Cattle	Pounds	5	14
Lean Hogs	Pounds	199	309
Foreign Currency	United States dollar	$364	$148
Interest Rate Swaps	Average monthly debt	$400	$400
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
Cash Flow Hedges
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes as well as interest rates related to our variable rate debt. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of December 28, 2019, we have net pretax losses of $6 million for our commodity contracts and net pretax losses of $3 million for our interest rate swap hedges, expected to be reclassified into earnings within the next 12 months. Additionally, we have $18 million of realized losses related to treasury rate locks in connection with our 364-day term loan extinguished during the second quarter of fiscal 2019, which will be reclassified to earnings over the lives of the 2026, 2029 and 2048 Notes. During the three months ended December 28, 2019, and December 29, 2018, we did not reclassify significant pretax gains or losses into earnings as a result of the discontinuance of cash flow hedges. The following table sets forth the pretax impact of cash flow hedge derivative instruments recognized in Other Comprehensive Income (in millions):

	Gain (Loss) Recognized in OCI On Derivatives
	Three Months Ended
	December 28, 2019	December 29, 2018
Cash flow hedge – derivatives designated as hedging instruments:
Commodity contracts	$—	$(2)
Interest rate hedges	—	(18)
Total	$—	$(20)

Fair Value Hedges
We designate certain derivative contracts as fair value hedges of firm commitments to purchase livestock for harvest. Our objective of these hedges is to minimize the risk of changes in fair value created by fluctuations in commodity prices associated with fixed price livestock firm commitments. For these derivative instruments we designate and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the same period. We include the gain or loss on the hedged items (e.g., livestock purchase firm commitments) in the same line item, Cost of Sales, as the offsetting gain or loss on the related livestock forward position. Ineffectiveness related to fair value hedges was insignificant for the three months ended December 28, 2019, and December 29, 2018. The carrying amount of fair value hedge assets (liabilities) as of December 28, 2019 and September 28, 2019 were as follows (in millions):

Consolidated Condensed Balance Sheets Classification	December 28, 2019	September 28, 2019
Inventory	$(1)	$(19)

Undesignated Positions
In addition to our designated positions, we also hold derivative contracts for which we do not apply hedge accounting. These include certain derivative instruments related to commodities price risk, including grains, livestock, energy and foreign currency risk. We mark these positions to fair value through earnings at each reporting date.
Reclassification to Earnings
The following table sets forth the total amounts of each income and expense line item presented in the Consolidated Condensed Statements of Income in which the effects of hedges are recorded (in millions):

Consolidated Condensed Statements of Income Classification	Three Months Ended
	December 28, 2019	December 29, 2018
Cost of Sales	$9,375	$8,838
Interest Expense	120	99
Other Income/(Expense)	(16)	(3)

The following table sets forth the pretax impact of the cash flow, fair value and undesignated derivative instruments in the Consolidated Condensed Statements of Income (in millions):

Consolidated Condensed Statements of Income Classification		Three Months Ended
		December 28, 2019	December 29, 2018
Sales	Gain (Loss) on derivatives not designated as hedging instruments:
	Commodity contracts	$—	$1

Cost of Sales	Gain (Loss) on cash flow hedges reclassified from OCI to Earnings:
	Commodity contracts	$(2)	$(7)
	Gain (Loss) on fair value hedges:
	Commodity contracts	16	(1)
	Hedged item	(16)	1
	Gain (Loss) on derivatives not designated as hedging instruments:
	Commodity contracts	29	3
Total		$27	$(4)

Interest Expense	Gain (Loss) on cash flow hedges reclassified from OCI to Earnings:
	Interest rate contracts	$(1)	$—

Other Income/(Expense)	Gain (Loss) on derivatives not designated as hedging instruments:
	Foreign exchange contracts	$4	$—

The fair value of all outstanding derivative instruments in the Consolidated Condensed Balance Sheets are included in Note 14: Fair Value Measurements.
NOTE 14: FAIR VALUE MEASUREMENTS
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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

December 28, 2019	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$11	$—	$(2)	$9
Undesignated	—	67	—	(15)	52
Available-for-sale securities:
Current	—	—	1	—	1
Other Assets:
Available-for-sale securities:
Non-current	—	54	48	—	102
Deferred compensation assets	10	339	—	—	349
Total assets	$10	$471	$49	$(17)	$513
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$14	$—	$(11)	$3
Undesignated	—	45	—	(43)	2
Total liabilities	$—	$59	$—	$(54)	$5

September 28, 2019	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$26	$—	$(3)	$23
Undesignated	—	58	—	(5)	53
Available-for-sale securities:
Current	—	—	1	—	1
Other Assets:
Available-for-sale securities:
Non-current	—	51	51	—	102
Deferred compensation assets	7	311	—	—	318
Total assets	$7	$446	$52	$(8)	$497
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$17	$—	$(13)	$4
Undesignated	—	93	—	(90)	3
Total liabilities	$—	$110	$—	$(103)	$7
(a) Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. Additionally, at December 28, 2019, and September 28, 2019, we had $37 million and $95 million, respectively, of net cash collateral with various counterparties where master netting arrangements exist.

The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Three Months Ended
	December 28, 2019	December 29, 2018
Balance at beginning of year	$52	$51
Total realized and unrealized gains (losses):
Included in earnings	—	—
Included in other comprehensive income (loss)	—	—
Purchases	3	7
Issuances	—	—
Settlements	(6)	(6)
Balance at end of period	$49	$52
Total gains (losses) for the three-month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Derivative Assets and Liabilities: Our derivative financial instruments primarily include exchange-traded and over-the-counter contracts which are further described in Note 13: Derivative Financial Instruments. We record our derivative financial instruments at fair value using quoted market prices, adjusted where necessary for credit and non-performance risk and internal models that use readily observable market inputs as their basis, including current and forward market prices and rates. We classify these instruments in Level 2 when quoted market prices can be corroborated utilizing observable current and forward commodity market prices on active exchanges or observable market transactions.
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
The following table sets forth our available-for-sale securities' amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	December 28, 2019			September 28, 2019
	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)
Available-for-sale securities:
Debt securities:
U.S. treasury and agency	$54	$54	$—	$51	$51	$—
Corporate and asset-backed	48	49	1	51	52	1

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

We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no other than temporary impairment in earnings and no other than temporary losses in OCI for the three months ended December 28, 2019, and December 29, 2018.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three months ended December 28, 2019, and December 29, 2018.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	December 28, 2019		September 28, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total debt	$12,869	$11,719	$12,978	$11,932

NOTE 15: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the net periodic cost for the pension and postretirement benefit plans for the three months ended December 28, 2019, and December 29, 2018, are as follows (in millions):

	Pension Plans
	Three Months Ended
	December 28, 2019	December 29, 2018

Service cost	$—	$1
Interest cost	10	16
Expected return on plan assets	(9)	(14)
Amortization of:
Net actuarial loss	1	—
Prior service cost	—	—
Settlement loss	—	19
Net periodic cost	$2	$22

	Postretirement Benefit Plans
	Three Months Ended
	December 28, 2019	December 29, 2018

Interest cost	$—	$—
Amortization of prior service cost (credit)	—	(4)
Net periodic cost (credit)	$—	$(4)

Net periodic benefit cost, excluding the service cost component, was recorded in the Consolidated Condensed Statements of Income in Other, net. We contributed $1 million and $3 million to our pension plans for the three months ended December 28, 2019 and December 29, 2018, respectively. The amount of contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements in the jurisdictions in which we operate.

NOTE 16: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended
	December 28, 2019			December 29, 2018
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax

Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to interest expense	$1	$—	$1	$—	$—	$—
(Gain) loss reclassified to cost of sales	2	—	2	7	(2)	5
Unrealized gain (loss)	—	—	—	(20)	6	(14)

Investments:
Unrealized gain (loss)	—	—	—	1	—	1

Currency translation:
Translation adjustment	35	—	35	9	(1)	8
Translation loss reclassified to cost of sales	—	—	—	—	—	—

Postretirement benefits:
Unrealized gain (loss)	—	—	—	(28)	8	(20)
Pension settlement reclassified to other (income) expense	—	—	—	23	(6)	17
Total other comprehensive income (loss)	$38	$—	$38	$(8)	$5	$(3)

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
Prepared Foods: Prepared Foods includes our operations related to manufacturing and marketing frozen and refrigerated food products and logistics operations to move products through the supply chain. This segment includes brands such as Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, State Fair®, as well as artisanal brands Aidells®, and Gallo Salame®. Products primarily include ready-to-eat sandwiches, sandwich components such as flame-grilled hamburgers and Philly steaks, pepperoni, bacon, breakfast sausage, turkey, lunchmeat, hot dogs, flour and corn tortilla products, appetizers, snacks, prepared meals, ethnic foods, side dishes, meat dishes, breadsticks and processed meats. Products are marketed domestically to consumer products and food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities, the military and other food processors, as well as to international export markets.

We allocate expenses related to corporate activities to the segments, except for third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC, which are included in International/Other. Intersegment transactions, which were at market prices, are included in the segment sales in the table below.
Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended
	December 28, 2019	December 29, 2018
Sales:
Beef	$3,838	$3,926
Pork	1,379	1,179
Chicken	3,292	3,115
Prepared Foods	2,140	2,149
International/Other	498	143
Intersegment	(332)	(319)
Total sales	$10,815	$10,193

	Three Months Ended
	December 28, 2019		December 29, 2018
Operating income (loss):
Beef	$410		$305
Pork	191		95
Chicken	57		160	(a)
Prepared Foods	158		265
International/Other	10	(b)	(18)	(b)
Total operating income	826		807

Total other expense	101		94

Income before income taxes	$725		$713
(a) Chicken operating income included $8 million in Keystone Foods purchase accounting and acquisition related costs for the three months ended December 29, 2018.
(b) International/Other operating results included $18 million in Keystone Foods purchase accounting and acquisition related costs for the three months ended December 29, 2018, and other third-party merger and integration costs and corporate overhead of Tyson New Ventures, LLC of $4 million for each of the three months ended December 28, 2019, and December 29, 2018.
The following tables further disaggregate our sales to customers by major distribution channels (in millions):

	Three Months Ended
	December 28, 2019
	Consumer Products(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$1,857	$1,045	$514	$326	$96	$3,838
Pork	400	117	280	360	222	1,379
Chicken	1,389	1,307	161	421	14	3,292
Prepared Foods	1,211	846	37	46	—	2,140
International/Other	—	—	498	—	—	498
Intersegment	—	—	—	—	(332)	(332)
Total	$4,857	$3,315	$1,490	$1,153	$—	$10,815

	Three Months Ended
	December 29, 2018
	Consumer Products(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$1,851	$1,017	$628	$340	$90	$3,926
Pork	337	91	225	311	215	1,179
Chicken	1,372	1,130	157	442	14	3,115
Prepared Foods	1,275	789	24	61	—	2,149
Other	—	—	143	—	—	143
Intersegment	—	—	—	—	(319)	(319)
Total	$4,835	$3,027	$1,177	$1,154	$—	$10,193
(a) Includes sales to consumer products and food retailers, such as grocery retailers, warehouse club stores and internet-based retailers.
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
NOTE 18: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of grower loans, which are substantially collateralized by the underlying assets. The remaining terms of the underlying obligations cover periods up to 10 years, and the maximum potential amount of future payments as of December 28, 2019, was not significant. Additionally, the maximum potential amount of lease related residual value guarantees is $70 million, all of which could be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At December 28, 2019, and September 28, 2019, no significant liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum commitment associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum commitment as of December 28, 2019 was approximately $315 million. The total receivables under these programs were $9 million and $5 million at December 28, 2019 and September 28, 2019, respectively. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have no allowance for these programs’ estimated uncollectible receivables at December 28, 2019, and September 28, 2019.
When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Under these agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At December 28, 2019, the total amount under these types of arrangements totaled $752 million.

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
On September 2, 2016, Maplevale Farms, Inc., acting on its own behalf and a putative class of direct purchasers of poultry products, filed a class action complaint against us and certain of our poultry subsidiaries, as well as several other poultry processing companies, in the Northern District of Illinois. Subsequent to the filing of this initial complaint, additional lawsuits making similar claims on behalf of putative classes of direct and indirect purchasers were filed in the United States District Court for the Northern District of Illinois. The court consolidated the complaints, for pre-trial purposes, into actions on behalf of three different putative classes: direct purchasers, indirect purchasers/consumers and commercial/institutional indirect purchasers. The consolidated actions are styled In re Broiler Chicken Antitrust Litigation. Since the original filing, certain putative class members have opted out of the matter and are proceeding with individual direct actions making similar claims, and others may do so in the future. All opt out complaints have been filed in, or transferred to, the Northern District of Illinois and are proceeding on a coordinated pre-trial basis with the consolidated actions. The operative complaints, which have been amended throughout the litigation, allege, among other things, that beginning in January 2008 the defendants conspired and combined to fix, raise, maintain, and stabilize the price of broiler chickens in violation of United States antitrust laws. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The plaintiffs also allege that defendants “manipulated and artificially inflated a widely used Broiler price index, the Georgia Dock.” The plaintiffs further allege that the defendants concealed this conduct from the plaintiffs and the members of the putative classes. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. Decisions on class certification and summary judgment motions likely to be filed by defendants are currently expected in late calendar year 2020 and 2021. If necessary, trial will occur after rulings on class certification and any summary judgment motions in calendar year 2022. On April 26, 2019, the plaintiffs notified us that the U.S. Department of Justice (“DOJ”) Antitrust Division issued a grand jury subpoena to them requesting discovery produced by all parties in the civil case. On June 21, 2019, the DOJ filed a motion to intervene and sought a limited stay of discovery in the civil action, which the court granted in part. Subsequently, we received a grand jury subpoena from the DOJ seeking additional documents and information related to the chicken industry. We are fully cooperating with the DOJ’s request. On October 16, 2019, the court extended the limited stay of discovery in the civil action through June 27, 2020, and on December 18, 2019, the court shortened the stay until March 31, 2020. The Commonwealth of Puerto Rico, on behalf of its citizens, has also initiated a civil lawsuit against us, certain of our subsidiaries, and several other poultry processing companies alleging activities in violation of the Puerto Rican antitrust laws. This lawsuit has been transferred to the Northern District of Illinois for coordinated pre-trial proceedings.
On March 1, 2017, we received a civil investigative demand (“CID”) from the Office of the Attorney General, Department of Legal Affairs, of the State of Florida. The CID requests information primarily related to possible anticompetitive conduct in connection with the Georgia Dock, a chicken products pricing index formerly published by the Georgia Department of Agriculture. We have been cooperating with the Attorney General’s office. In July 2019, the Attorney General issued a subpoena to the In re Broiler Chicken Antitrust Litigation plaintiffs requesting all information provided to the DOJ.
On August 18, 2019, we were advised that the In re Broiler Chicken Antitrust Litigation plaintiffs had received a CID from the Louisiana Department of Justice Office of the Attorney General Public Protection Division. The Louisiana CID requests all deposition transcripts related to the In re Broiler Chicken Antitrust Litigation.

On June 18, 2018, a group of plaintiffs acting on their own behalf and on behalf of a putative class of all persons and entities who indirectly purchased pork, filed a class action complaint against us and certain of our pork subsidiaries, as well as several other pork processing companies, in the United States District Court for the District of Minnesota. Subsequent to the filing of the initial complaint, additional lawsuits making similar claims on behalf of putative classes of direct and indirect purchasers were also filed in the same court. The court consolidated the complaints, for pre-trial purposes, into actions on behalf of three different putative classes: direct purchasers, indirect purchasers/consumers and commercial/institutional indirect purchasers. The consolidated actions are styled In re Pork Antitrust Litigation. Since the original filing, a putative class member is proceeding with an individual direct action making similar claims, and others may do so in the future. The individual complaint has been filed in the District of Minnesota and is proceeding on a coordinated pre-trial basis with the consolidated actions. The complaints allege, among other things, that beginning in January 2009 the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork and pork products in violation of United States antitrust laws. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. On August 8, 2019, this matter was dismissed without prejudice. The plaintiffs filed amended complaints on November 6, 2019, in which the plaintiffs again have alleged that the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork and pork products in violation of state and federal antitrust, consumer protection, and unjust enrichment common laws, and the plaintiffs again are seeking treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. The Commonwealth of Puerto Rico, on behalf of its citizens, has also initiated a civil lawsuit against us, certain of our subsidiaries, and several other pork processing companies alleging activities in violation of the Puerto Rican antitrust laws. This lawsuit was transferred to the District of Minnesota and an amended complaint was filed on December 6, 2019. On January 15, 2020, we moved to dismiss the amended complaints.
On April 23, 2019, a group of plaintiffs, acting on behalf of themselves and on behalf of a putative class of all persons and entities who directly sold to the named defendants any fed cattle for slaughter and all persons who transacted in live cattle futures and/or options traded on the Chicago Mercantile Exchange or another U.S. exchange, filed a class action complaint against us and our beef and pork subsidiary, Tyson Fresh Meats, Inc., as well as other beef packer defendants, in the United States District Court for the Northern District of Illinois. The plaintiffs allege that the defendants engaged in a conspiracy from January 2015 to the present to reduce fed cattle prices in violation of federal antitrust laws, the Grain Inspection, Packers and Stockyards Act of 1921, and the Commodities Exchange Act by periodically reducing their slaughter volumes so as to reduce demand for fed cattle, curtailing their purchases and slaughters of cash-purchased cattle during those same periods, coordinating their procurement practices for fed cattle settled on a cash basis, importing foreign cattle at a loss so as to reduce domestic demand, and closing and idling plants. In addition, the plaintiffs also allege the defendants colluded to manipulate live cattle futures and options traded on the Chicago Mercantile Exchange. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. This complaint was subsequently voluntarily dismissed and re-filed in the United States District Court for the District of Minnesota. Other similar lawsuits were filed by ranchers in other district courts. All actions seeking relief by ranchers and futures traders have now been transferred to the United States District Court for the District of Minnesota action and are consolidated for pre-trial proceedings as In Re Cattle Antitrust Litigation. Following the filing of defendants’ motion to dismiss this matter, the plaintiffs filed a second amended complaint on October 4, 2019. We have moved to dismiss the second amended complaint.
On April 26, 2019, a group of plaintiffs, acting on behalf of themselves and on behalf of a putative class of indirect purchasers of beef for personal use filed a class action complaint against us, other beef packers, and Agri Stats, Inc., an information services provider, in the United States District Court for the District of Minnesota. The plaintiffs allege that the packer defendants conspired to reduce slaughter capacity by closing or idling plants, limiting their purchases of cash cattle, coordinating their procurement of cash cattle, and reducing their slaughter numbers so as to reduce beef output, all in order to artificially raise prices of beef. The plaintiffs seek, among other things, damages under state antitrust and consumer protection statutes and the common law of approximately 30 states, as well as injunctive relief. Plaintiffs filed a first amended complaint in which the claims against Agri Stats were dismissed and subsequently filed a second amended complaint on November 22, 2019. We have moved to dismiss the second amended complaint. The indirect consumer purchaser litigation is styled as Peterson v. JBS USA Food Company Holdings, et al.
On October 16, 2019, a direct purchaser of beef, on behalf of itself and other direct purchasers of beef, filed a class action complaint against us and other beef packer defendants in the United States District Court for the District of Minnesota. The plaintiff alleges that the defendants conspired to reduce slaughter capacity by closing and idling plants, limiting their purchases of cash cattle, coordinating their procurement of cash cattle, and reducing their slaughter numbers, so as to reduce beef output, all in order to artificially raise prices of beef. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. This action was voluntarily dismissed on November 5, 2019.

On August 30, 2019, Judy Jien, Kieo Jibidi and Elaisa Clement, acting on their own behalf and a putative class of non-supervisory production and maintenance employees at chicken processing plants in the continental United States, filed a class action complaint against us and certain of our subsidiaries, as well as several other poultry processing companies, in the United States District Court for the District of Maryland. An additional complaint making similar allegations was also filed by Emily Earnest. The plaintiffs allege that the defendants directly and through a wage survey and benchmarking service exchanged information regarding labor rates in an effort to depress and fix the rates of wages for non-supervisory production and maintenance workers in violation of federal antitrust laws. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. The court consolidated the Jien and Earnest cases for coordinated pretrial proceedings. Following the consolidation, two additional lawsuits have been filed by individuals making similar allegations. The plaintiffs filed an amended consolidated complaint containing additional allegations concerning turkey processing plants and named additional defendants.
Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (“NLRC”) from 1998 through July 1999. The complaint was filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines in 1995 by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In late 2004, a labor arbiter ruled against the respondents and awarded the complainants PHP3,453,664,710 (approximately U.S. $68 million) in damages and fees. The respondents appealed the labor arbiter's ruling, and it was subsequently set aside by the NLRC in December 2006. Subsequent to the NLRC’s decision, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. While various of those appeals, motions and/or petitions were pending, The Hillshire Brands Company, on June 23, 2014, without admitting liability, filed a settlement motion requesting that the Supreme Court of the Philippines order dismissal with prejudice of all claims against it and certain other respondents in exchange for payments allocated by the court among the complainants in an amount not to exceed PHP342,287,800 (approximately U.S. $6.7 million). Based in part on its finding that the consideration to be paid to the complainants as part of such settlement was insufficient, the Supreme Court of the Philippines denied the respondents’ settlement motion and all motions for reconsideration thereof. The Supreme Court of the Philippines also set aside as premature the NLRC’s December 2006 ruling. As a result, the cases were remanded back before the NLRC to rule on the merits of the case. On December 15, 2016, we learned that the NLRC rendered its decision on November 29, 2016, regarding the respondents’ appeals regarding the labor arbiter’s 2004 ruling in favor of the complainants. The NLRC increased the award for 4,922 of the total 5,984 complainants to PHP14,858,495,937 (approximately U.S. $292 million). However, the NLRC approved a prior settlement reached with the group comprising approximately 18% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company agreed to pay each settling complainant PHP68,000 (approximately U.S. $1,300). The settlement payment was made on December 21, 2016, to the NLRC, which is responsible for distributing the funds to each settling complainant. On December 27, 2016, the respondents filed motions for reconsideration with the NLRC asking that the award be set aside. The NLRC denied respondents' motions for reconsideration in a resolution received on May 5, 2017 and entered a judgment on the award on July 24, 2017. Each of Aris Philippines, Inc., Sara Lee Corporation and Sara Lee Philippines, Inc. appealed this award and sought an injunction to preclude enforcement of the award to the Philippines Court of Appeals. On November 23, 2017, the Court of Appeals granted a writ of preliminary injunction that precluded execution of the NLRC award during the pendency of the appeal. The Court of Appeals subsequently vacated the NLRC’s award on April 12, 2018. Complainants have filed motions for reconsideration with the Court of Appeals. On November 14, 2018, the Court of Appeals denied claimants’ motions for reconsideration and granted defendants’ motion to release and discharge the preliminary injunction bond. Claimants have since filed petitions for writ of certiorari with the Supreme Court of the Philippines. The Supreme Court has accepted the case for review. We continue to maintain an accrual for this matter.

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

Overview

•
General – Sales grew 6% in the first three months of fiscal 2020 compared to the first three months of fiscal 2019, primarily due to the impact of acquisitions and increased average sales prices across all of our segments. Our operating income of $826 million was up slightly for the first three months of fiscal 2020, as strong Beef and Pork results were partially offset by a decline in Prepared Foods and Chicken results. In the three months ended December 28, 2019, our results were impacted by $52 million of restructuring and related charges and $16 million of costs, net of insurance proceeds, associated with a fire at one of our beef production facilities. In the three months ended December 29, 2018, our results were impacted by $26 million of purchase accounting and acquisition related costs associated with the Keystone Foods acquisition and $8 million of restructuring and related charges.

•
Market Environment - According to the United States Department of Agriculture (USDA), domestic protein production (beef, pork, chicken and turkey) increased approximately 4% in the first quarter of fiscal 2020 compared to the same period in fiscal 2019. We continue to monitor recent trade and tariff activity and its potential impact to exports and input costs across all our segments. Currently, we are experiencing impacts to domestic and export prices, primarily chicken, resulting from uncertainty in trade policies. All segments experienced increased operating costs in the three months ended December 28, 2019. We pursue recovery of these increased costs through pricing. Additionally, we are monitoring the potential impact of the novel coronavirus outbreak to our global business. Its financial impact is unknown at this time. The Beef segment experienced strong demand and relatively flat live cattle costs. The Pork segment experienced strong export markets which helped offset rising livestock costs. Improved operational performance in our Chicken segment was offset by challenging pricing conditions associated with increased domestic availability of supply and weak export markets. Our Prepared Foods segment continued to experience growth in the consumer products channel in a period of increased raw material costs.

•	Margins – Our total operating margin was 7.6% in the first quarter of fiscal 2020. Operating margins by segment were as follows:

•	Beef – 10.7%

•	Pork – 13.9%

•	Chicken – 1.7%

•	Prepared Foods – 7.4%

•
Liquidity – We generated $894 million of operating cash flows during the three months ended December 28, 2019. At December 28, 2019, we had approximately $1,429 million of liquidity, which included availability under our revolving credit facility after deducting amounts to backstop our commercial paper program and $497 million of cash and cash equivalents.

•
Strategy - Our strategy is to sustainably feed the world with the fastest growing protein brands. We intend to achieve our strategy as we: grow our business by delivering superior value to consumers and customers; deliver fuel for growth and returns through commercial, operational and financial excellence; and sustain our company and our world for future generations.

•
On November 30, 2018, we acquired Keystone Foods, and its results from operations are included in the Chicken segment and International/Other. On June 3, 2019, we acquired the Thai and European operations. The results from operations of these businesses since their respective acquisition dates are included in International/Other for segment presentation. For further description of these transactions, refer to Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 2: Acquisitions.

•
In the first quarter of fiscal 2020, the Company approved a restructuring program (the "2020 Program"), which is expected to contribute to the Company's overall strategy of financial fitness through the elimination of overhead and consolidation of certain enterprise functions. As a result of this restructuring program, we expect savings of approximately $55 million and $65 million in fiscal 2020 and fiscal 2021, respectively. This restructuring program resulted in a $44 million pretax charge consisting of severance and employee related costs. As part of this program, we estimate the elimination of approximately 500 positions across several areas and job levels with most of the eliminated positions originating from the corporate offices in Springdale, Arkansas and Chicago, Illinois. We do not anticipate future costs of this restructuring program to be significant. Additionally, in the fourth quarter of fiscal 2017, our Board of Directors approved a multi-year restructuring program (the “2017 Program”), which is expected to contribute to the Company’s overall strategy of financial fitness through increased operational effectiveness and overhead reduction. Through a combination of synergies from the integration of business acquisitions and additional elimination of non-valued added costs, the program is focused on supply chain, procurement and overhead improvements, and net savings are expected to be realized in the Prepared Foods and Chicken segments. For further description refer to Part I, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 6: Restructuring and Related Charges.

in millions, except per share data	Three Months Ended
	December 28, 2019	December 29, 2018
Net income attributable to Tyson	$557	$551
Net income attributable to Tyson – per diluted share	1.52	1.50
First quarter – Fiscal 2020 – Net income attributable to Tyson included the following items:

•	$52 million pretax, or ($0.11) per diluted share, of restructuring and related charges.

•	$16 million pretax, or ($0.03) per diluted share, of Beef production facility fire costs, net of insurance proceeds.
First quarter – Fiscal 2019 – Net income attributable to Tyson included the following items:

•
$26 million pretax, or ($0.06) per diluted share, of Keystone Foods purchase accounting and acquisition related costs, which included an $11 million purchase accounting adjustment for the amortization of the fair value step-up of inventory and $15 million of acquisition related costs.

•	$8 million pretax, or ($0.02) per diluted share, of restructuring and related charges.
Summary of Results
Sales

in millions	Three Months Ended
	December 28, 2019	December 29, 2018
Sales	$10,815	$10,193
Change in sales volume	4.7%
Change in average sales price	1.4%
Sales growth	6.1%
First quarter – Fiscal 2020 vs Fiscal 2019

•
Sales Volume – Sales were positively impacted by an increase in sales volume which accounted for an increase of $478 million, primarily driven by incremental volumes from business acquisitions in our Chicken segment and International/Other, partially offset by decreased sales volume in our Beef segment due to a reduction in live cattle processing capacity from the temporary closure of a production facility as a result of a fire.

•
Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $144 million. The increase in average sales price was primarily attributable to strong demand in our Pork and Beef segments and the pass through of higher livestock and raw material costs in the Pork and Prepared Foods segments, partially offset by approximately $20 million of discounted sales in the Prepared Foods segment.

Cost of Sales

in millions	Three Months Ended
	December 28, 2019	December 29, 2018
Cost of sales	$9,375	$8,838
Gross profit	$1,440	$1,355
Cost of sales as a percentage of sales	86.7%	86.7%
First quarter – Fiscal 2020 vs Fiscal 2019

•	Cost of sales increased $537 million, which included a net increase of $496 million related to the impact of results from acquisitions.

•	For the remaining increase, lower sales volume decreased cost of sales $166 million while higher input cost per pound increased cost of sales $207 million.

•	The $207 million impact of higher input cost per pound was impacted by:

•	Increase in raw material and other input costs of approximately $80 million as well as an increase in inventory write downs and donations of approximately $20 million in our Prepared Foods segment.

•	Increase in live hog costs of approximately $45 million in our Pork segment.

•	Increase of approximately $16 million in our Beef segment of costs, net of insurance proceeds, related to the fire at our production facility.

•	Decrease in live cattle costs of approximately $20 million in our Beef segment.

•
Decrease due to net derivative gains of $44 million in the first quarter of fiscal 2020, compared to net derivative losses of $5 million in the first quarter of fiscal 2019 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.

•
The $166 million impact of lower sales volume, excluding the impact of acquisitions, was primarily driven by decreased sales volume in our Beef segment due to a reduction in live cattle processing capacity from the temporary closure of a production facility as a result of a fire.

Selling, General and Administrative

in millions	Three Months Ended
	December 28, 2019	December 29, 2018
Selling, general and administrative expense	$614	$548
As a percentage of sales	5.7%	5.4%
First quarter – Fiscal 2020 vs Fiscal 2019

•	Increase of $66 million in selling, general and administrative was primarily driven by:

•	Increase of $36 million due to restructuring and related charges.

•	Increase of $30 million from fiscal 2019 acquisitions which were not owned by Tyson for all of the first quarter of fiscal 2019.

•	Increase of $16 million in marketing, advertising and promotion expenses.

•	Decrease of $17 million in merger and integration costs.
Interest Expense

in millions	Three Months Ended
	December 28, 2019	December 29, 2018
Cash interest expense	$123	$102
Non-cash interest expense	(3)	(3)
Total interest expense	$120	$99
First quarter – Fiscal 2020 vs Fiscal 2019

•
Cash interest expense primarily included interest expense related to our senior notes and commercial paper, in addition to commitment fees incurred on our revolving credit facility. The increase in cash interest expense in fiscal 2020 was primarily due to debt issued in connection with business acquisitions and higher interest rates.

Other (Income) Expense, net

in millions	Three Months Ended
	December 28, 2019	December 29, 2018
Total other (income) expense, net	$(16)	$(3)
Three months – Fiscal 2020

•	Included $9 million of net foreign currency gains.
Three months – Fiscal 2019

•
Included $17 million of net periodic pension and postretirement benefit cost, which included $19 million of pension plan settlement cost. This was offset by $16 million of insurance proceeds and other income.

Effective Tax Rate

Three Months Ended
December 28, 2019	December 29, 2018
22.7%	22.6%

Our effective income tax rate was 22.7% for the first quarter of fiscal 2020 compared to 22.6% for the same period of fiscal 2019. The effective tax rates for the first quarter of fiscal 2020 and 2019 were higher than the federal statutory tax rate primarily due to state taxes, partially offset by various tax benefits.
Segment Results
We operate in four segments: Beef, Pork, Chicken, and Prepared Foods. The following table is a summary of sales and operating income (loss), which is how we measure segment profit.

in millions	Sales
	Three Months Ended
	December 28, 2019	December 29, 2018
Beef	$3,838	$3,926
Pork	1,379	1,179
Chicken	3,292	3,115
Prepared Foods	2,140	2,149
International/Other	498	143
Intersegment sales	(332)	(319)
Total	$10,815	$10,193

in millions	Operating Income (Loss)
	Three Months Ended
	December 28, 2019	December 29, 2018
Beef	$410	$305
Pork	191	95
Chicken	57	160
Prepared Foods	158	265
International/Other	10	(18)
Total	$826	$807
Beef Segment Results

in millions	Three Months Ended
	December 28, 2019	December 29, 2018	Change
Sales	$3,838	$3,926	$(88)
Sales volume change			(8.0)%
Average sales price change			5.8%
Operating income	$410	$305	$105
Operating margin	10.7%	7.8%
First quarter – Fiscal 2020 vs Fiscal 2019

•
Sales Volume – Sales volume decreased due to a reduction in live cattle harvest capacity as a result of a fire that caused the temporary closure of a production facility for the majority of the first quarter of fiscal 2020.

•	Average Sales Price – Average sales price increased as beef demand remained strong.

•
Operating Income – Operating income increased as we continued to maximize our revenues relative to live fed cattle costs, partially offset by increased operating costs and $16 million of net incremental costs from a production facility fire.

Pork Segment Results

in millions	Three Months Ended
	December 28, 2019	December 29, 2018	Change
Sales	$1,379	$1,179	$200
Sales volume change			7.3%
Average sales price change			9.7%
Operating income	$191	$95	$96
Operating margin	13.9%	8.1%
First quarter – Fiscal 2020 vs Fiscal 2019

•	Sales Volume – Sales volume increased due to increased domestic availability of live hogs and strong demand for our pork products.

•	Average Sales Price – Average sales price increased associated with higher livestock costs and stronger export markets.

•
Operating Income – Operating income increased as we maximized our revenues relative to the live hog markets, partially attributable to favorable export markets and improved operational performance, which were slightly offset by higher operating costs.

Chicken Segment Results

in millions	Three Months Ended
	December 28, 2019	December 29, 2018	Change
Sales	$3,292	$3,115	$177
Sales volume change			4.5%
Average sales price change			1.2%
Operating income	$57	$160	$(103)
Operating margin	1.7%	5.1%
First quarter – Fiscal 2020 vs Fiscal 2019

•	Sales Volume – Sales volume increased primarily due to incremental volume from a business acquisition, partially offset by lower volume from our rendering and blending business.

•
Average Sales Price – Average sales price increased due to lower rendering and blending sales, which carry a lower average sales price, largely offset by broadly weaker chicken pricing as a result of market conditions.

•
Operating Income – Operating income decreased primarily from challenging pricing conditions. Additionally, operating income in the first quarter of fiscal 2020 was impacted by $21 million in restructuring costs.

Prepared Foods Segment Results

in millions	Three Months Ended
	December 28, 2019	December 29, 2018	Change
Sales	$2,140	$2,149	$(9)
Sales volume change			(3.1)%
Average sales price change			2.7%
Operating income	$158	$265	$(107)
Operating margin	7.4%	12.3%
First quarter – Fiscal 2020 vs Fiscal 2019

•	Sales Volume – Sales volume decreased as growth in volume across the consumer products business was offset by other intersegment sales channel shifts.

•	Average Sales Price – Average sales price increased due to favorable product mix and the pass through of increased raw material costs.

•
Operating Income – Operating income decreased primarily due to increased operating costs, including an $80 million increase in raw material costs. Additionally, operating income in the first quarter of fiscal 2020 was impacted by $22 million in restructuring costs.

International/Other Results

in millions	Three Months Ended
	December 28, 2019	December 29, 2018	Change
Sales	$498	$143	$355
Operating income/(loss)	$10	$(18)	$28
First quarter – Fiscal 2020 vs Fiscal 2019

•	Sales – Sales increased in the first quarter of fiscal 2020 primarily from the incremental sales from the acquisitions of Keystone Foods and the Thai and European operations.

•
Operating Income/(Loss) – Operating income increased in the first quarter of fiscal 2020 primarily from better performance in our China operations and inclusion of results from the Keystone Foods acquisition.

LIQUIDITY AND CAPITAL RESOURCES
Our cash needs for working capital, capital expenditures, growth opportunities, repurchases of senior notes, repayment of maturing debt, the payment of dividends and share repurchases are expected to be met with current cash on hand, cash flows provided by operating activities or short-term borrowings. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may take advantage of opportunities to generate additional liquidity or refinance existing debt through capital market transactions. The amount, nature and timing of any capital market transactions will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
Cash Flows from Operating Activities

in millions	Three Months Ended
	December 28, 2019	December 29, 2018
Net income	$561	$552
Non-cash items in net income:
Depreciation and amortization	288	250
Deferred income taxes	3	18
Other, net	27	64
Net changes in operating assets and liabilities	15	(16)
Net cash provided by operating activities	$894	$868

•	Cash flows associated with net changes in operating assets and liabilities for the three months ended:

•
December 28, 2019 – Increased primarily from decreased accounts receivable and increased income taxes payable, partially offset by increased inventories. The decrease in accounts receivable is primarily due to timing of sales and receipts. The increase in income taxes payable is primarily due to timing of tax payments. The increase in inventory is primarily due to increased volumes and costs in the Beef segment.

•
December 29, 2018 – Decreased primarily due to increased accounts receivable and decreased accrued employee costs and other current assets and liabilities, offset by increased income taxes payable and accounts payable. The changes in these balances are largely due to the timing of sales and payments.

Cash Flows from Investing Activities

in millions	Three Months Ended
	December 28, 2019	December 29, 2018
Additions to property, plant and equipment	$(312)	$(318)
Purchases of marketable securities, net	(16)	—
Acquisitions, net of cash acquired	—	(2,141)
Proceeds from sale of business	29	—
Other, net	(82)	10
Net cash used for investing activities	$(381)	$(2,449)

•
Additions to property, plant and equipment included spending for production growth, safety and animal well-being, in addition to acquiring new equipment, infrastructure replacements and upgrades to maintain competitive standing and position us for future opportunities. We expect capital spending for fiscal 2020 to approximate $1.3 billion.

•
Acquisitions, net of cash acquired, related to the acquisition of Keystone Foods in the first quarter of fiscal 2019. For further description refer to Part I, Item I, Notes to the Consolidated Condensed Financial Statements, Note 2: Acquisitions.

•	Other, net in the first quarter of fiscal 2020 primarily included deposits for capital expenditures.
Cash Flows from Financing Activities

in millions	Three Months Ended
	December 28, 2019	December 29, 2018
Proceeds from issuance of debt	$38	$1,807
Payments on debt	(31)	(12)
Borrowings on revolving credit facility	180	—
Payments on revolving credit facility	(250)	—
Proceeds from issuance of commercial paper	4,675	5,538
Repayments of commercial paper	(4,855)	(5,406)
Purchases of Tyson Class A common stock	(132)	(83)
Dividends	(150)	(134)
Stock options exercised	20	3
Other, net	(2)	(2)
Net cash provided by (used for) financing activities	$(507)	$1,711

•
During the first three months of fiscal 2019, we had proceeds of $1,807 million from issuance of debt, which primarily included proceeds from the issuance of a 364-day term loan for the initial financing of the Keystone Foods acquisition.

•
During the first three months of fiscal 2020 and 2019, we had net repayments of $180 million and net issuances of $132 million, respectively, in unsecured short-term promissory notes (commercial paper) pursuant to our commercial paper program.

•	Purchases of Tyson Class A stock included:

•	$100 million and $50 million of shares repurchased pursuant to our share repurchase program during the three months ended December 28, 2019, and December 29, 2018, respectively.

•
$32 million and $33 million of shares repurchased to fund certain obligations under our equity compensation programs during the three months ended December 28, 2019, and December 29, 2018, respectively.

•	Dividends paid during the three months ended December 28, 2019 reflected a 12% increase to our fiscal 2019 quarterly dividend rate.
Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available at December 28, 2019
Cash and cash equivalents					$497
Short-term investments					1
Revolving credit facility	March 2023	$1,750	$—	$—	1,750
Commercial paper					(819)
Total liquidity					$1,429

•	Liquidity includes cash and cash equivalents, short-term investments, and availability under our revolving credit facility, less outstanding commercial paper balance.

•	At December 28, 2019, we had current debt of $1,947 million, which we intend to refinance or repay with cash generated from our operating activities and other existing or new liquidity sources.

•
The revolving credit facility supports our short-term funding needs and also serves to backstop our commercial paper program. Our maximum borrowing under the revolving credit facility during the three months ended December 28, 2019, was $130 million.

•	We expect net interest expense to approximate $450 million for fiscal 2020.

•	Our current ratio was 1.30 to 1 at December 28, 2019 and September 28, 2019.

•
At December 28, 2019, approximately $478 million of our cash was held in the accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. We manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. We intend to repatriate excess cash (net of applicable withholding taxes) not subject to regulatory requirements and to indefinitely reinvest outside of the United States the remainder of cash held by foreign subsidiaries. We do not expect the regulatory restrictions or taxes on repatriation to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.

Capital Resources
Credit Facility
Cash flows from operating activities and cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $1.75 billion, to provide additional liquidity for working capital needs and to backstop our commercial paper program.
At December 28, 2019, amounts available for borrowing under this facility totaled $1.75 billion, before deducting amounts to backstop our commercial paper program. Our revolving credit facility is funded by a syndicate of 39 banks, with commitments ranging from $0.3 million to $123 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.
Commercial Paper Program
Our commercial paper program provides a low-cost source of borrowing to fund general corporate purposes including working capital requirements. The maximum borrowing capacity under the commercial paper program is $1 billion. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. As of December 28, 2019, $819 million was outstanding under this program with maturities of less than 50 days.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At December 28, 2019, and September 28, 2019, the ratio of our net debt to EBITDA was 2.8x and 2.9x, respectively. Refer to Part I, Item 3, EBITDA Reconciliations, for an explanation and reconciliation to comparable GAAP measures.
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
Debt Covenants
Our revolving credit facility contains affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; make acquisitions and investments; dispose of or transfer assets; change the nature of our business; engage in certain transactions with affiliates; and enter into hedging transactions, in each case, subject to certain qualifications and exceptions. In addition, we are required to maintain minimum interest expense coverage and maximum debt-to-capitalization ratios. Our senior notes also contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens; engage in certain sale/leaseback transactions; and engage in certain consolidations, mergers and sales of assets. We were in compliance with all debt covenants at December 28, 2019.

RECENTLY ISSUED/ADOPTED ACCOUNTING PRONOUNCEMENTS
Refer to the discussion of recently issued/adopted accounting pronouncements under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies.
CRITICAL ACCOUNTING ESTIMATES
We consider accounting policies related to: contingent liabilities; revenue recognition; accrued self-insurance; defined benefit pension plans; impairment of long-lived assets and definite life intangibles; impairment of goodwill and indefinite life intangible assets; business combinations; and income taxes to be critical accounting estimates. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 28, 2019. Refer to Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies, for updates to our significant accounting policies during the three months ended December 28, 2019.
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
Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (ii) market conditions for finished products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (iii) outbreak of a livestock disease (such as African swine fever (ASF), avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an adverse effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to access certain domestic and foreign markets; (iv) the effectiveness of our financial fitness program; (v) the implementation of an enterprise resource planning system; (vi) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (vii) changes in availability and relative costs of labor and contract farmers and our ability to maintain good relationships with employees, labor unions, contract farmers and independent producers providing us livestock; (viii) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (ix) changes in consumer preference and diets and our ability to identify and react to consumer trends; (x) effectiveness of advertising and marketing programs; (xi) our ability to leverage brand value propositions; (xii) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xiii) impairment in the carrying value of our goodwill or indefinite life intangible assets; (xiv) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws; (xv) adverse results from litigation; (xvi) cyber incidents, security breaches or other disruptions of our information technology systems; (xvii) our ability to make effective acquisitions or joint ventures and successfully integrate newly acquired businesses into existing operations; (xiii) risks associated with our commodity purchasing activities; (xix) the effect of, or changes in, general economic conditions; (xx) significant marketing plan changes by large customers or loss of one or more large customers; (xxi) impacts on our operations caused by factors and forces beyond our control, such as natural disasters, fire, bioterrorism, pandemics or extreme weather; (xxii) failure to maximize or assert our intellectual property rights; (xxiii) our participation in multiemployer pension plans; (xxiv) the Tyson Limited Partnership’s ability to exercise significant control over the Company; (xxv) effects related to changes in tax rates, valuation of deferred tax assets and liabilities, or tax laws and their interpretation; (xxvi) volatility in capital markets or interest rates; (xxvii) risks associated with our failure to integrate Keystone Foods’ operations or to realize the targeted cost savings, revenues and other benefits of the acquisition; and (xxviii) those factors listed under Item 1A. “Risk Factors” in this report and Part I, Item 1A. “Risk Factors” included in our Annual Report filed on Form 10-K for the year ended September 28, 2019.

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
Commodities Risk: We purchase certain commodities, such as grains and livestock in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of December 28, 2019, and September 28, 2019, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis included hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value		in millions
	December 28, 2019	September 28, 2019
Livestock:
Live Cattle	$7	$19
Lean Hogs	9	17
Grain:
Corn	38	39
Soy Meal	32	31
Interest Rate Risk: At December 28, 2019, we had variable rate debt of $1,621 million with a weighted average interest rate of 2.2%. A hypothetical 10% increase in interest rates effective at December 28, 2019, and September 28, 2019, would not have a significant effect on variable interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At December 28, 2019, we had fixed-rate debt of $10,098 million with a weighted average interest rate of 4.4%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $206 million at December 28, 2019, and $184 million at September 28, 2019. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
We have $400 million total notional amount of interest rate swaps at December 28, 2019 as part of our risk management activities to hedge a portion of our exposure to changes in interest rates. A hypothetical 10% decrease in interest rates would have a minimal effect on interest expense.
We are subject to interest rate risk associated with our pension and post-retirement benefit obligations. Changes in interest rates impact the liabilities associated with these benefit plans as well as the amount of income or expense recognized for these plans. Declines in the value of the plan assets could diminish the funded status of the pension plans and potentially increase the requirements to make cash contributions to these plans. See Part II, Item 8, Notes to Consolidated Financial Statements, Note 15: Pensions and Other Postretirement Benefits in our Annual Report on Form 10-K for the year ended September 28, 2019, for additional information.
Foreign Currency Risk: We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Australian dollar, the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Malaysian ringgit, the Mexican peso, and the Thai baht. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates related to the foreign exchange forward and option contracts would have had a $36 million and $15 million impact on pretax income at December 28, 2019, and September 28, 2019 respectively.
Concentration of Credit Risk: Refer to our market risk disclosures set forth in our 2019 Annual Report filed on Form 10-K for the year ended September 28, 2019, for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2019 Annual Report.

EBITDA Reconciliations
A reconciliation of net income to EBITDA is as follows (in millions, except ratio data):

	Three Months Ended		Fiscal Year Ended	Twelve Months Ended
	December 28, 2019	December 29, 2018	September 28, 2019	December 28, 2019

Net income	$561	$552	$2,035	$2,044
Less: Interest income	(3)	(2)	(11)	(12)
Add: Interest expense	120	99	462	483
Add: Income tax expense	164	161	396	399
Add: Depreciation	217	184	819	852
Add: Amortization (a)	68	63	267	272
EBITDA	$1,127	$1,057	$3,968	$4,038

Total gross debt			$11,932	$11,719
Less: Cash and cash equivalents			(484)	(497)
Less: Short-term investments			(1)	(1)
Total net debt			$11,447	$11,221

Ratio Calculations:
Gross debt/EBITDA			3.0x	2.9x
Net debt/EBITDA			2.9x	2.8x

(a)
Excludes the amortization of debt issuance and debt discount expense of $3 million for the three months ended December 28, 2019, and December 29, 2018, $12 million for the fiscal year ended September 28, 2019, and for the twelve months ended December 28, 2019, as it is included in interest expense.

EBITDA represents net income, net of interest, income tax expense, depreciation and amortization. Net debt to EBITDA represents the ratio of our debt, net of cash and short-term investments, to EBITDA. EBITDA and net debt to EBITDA are presented as supplemental financial measurements in the evaluation of our business. We believe the presentation of these financial measures helps investors to assess our operating performance from period to period, including our ability to generate earnings sufficient to service our debt, and enhances understanding of our financial performance and highlights operational trends. These measures are widely used by investors and rating agencies in the valuation, comparison, rating and investment recommendations of companies; however, the measurements of EBITDA and net debt to EBITDA may not be comparable to those of other companies, which limits their usefulness as comparative measures. EBITDA and net debt to EBITDA are not measures required by or calculated in accordance with generally accepted accounting principles (GAAP) and should not be considered as substitutes for net income or any other measure of financial performance reported in accordance with GAAP or as a measure of operating cash flow or liquidity. EBITDA is a useful tool for assessing, but is not a reliable indicator of, our ability to generate cash to service our debt obligations because certain of the items added to net income to determine EBITDA involve outlays of cash. As a result, actual cash available to service our debt obligations will be different from EBITDA. Investors should rely primarily on our GAAP results, and use non-GAAP financial measures only supplementally, in making investment decisions.

Item 4.	Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of December 28, 2019, our disclosure controls and procedures were effective.
During fiscal 2019, we implemented the primary phase of a new Enterprise Resource Planning system (“ERP”). The implementation will continue in additional phases over the next year. We concluded, as part of our evaluation, that the implementation of the ERP has not materially affected our internal control over financial reporting.
In the first quarter ended December 28, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Refer to the description of certain legal proceedings pending against us under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 18: Commitments and Contingencies, which discussion is incorporated herein by reference. Listed below are certain additional legal proceedings involving the Company and/or its subsidiaries.
On June 6, 2019, our poultry rendering facility in Hanceville, Alabama, acquired from American Proteins, Inc. in 2018, experienced a release of partially treated wastewater that reached a nearby river and resulted in a fish kill. We took remediation efforts and are cooperating with the Alabama Department of Environmental Management and the Department of Conservation and Natural Resources in their review. We currently expect to pay a civil penalty in connection with the incident. Related suits have also been filed, which include individual and collective claims for compensatory and punitive damages against us and other defendants for alleged contamination of the local water supply, property damage, diminution in property values, loss of recreational waterway use, lost non-profit revenue and business damages. Certain plaintiffs also allege that the facility’s historical and ongoing operations constitute a nuisance under Alabama law and are also seeking injunctive relief.
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
The Environmental Protection Bureau (“EPB”) over our Tyson Nantong poultry complex in Jiangsu Province, China, alleges that we failed to complete certain environmental protection examinations and obtain approval of an environmental impact assessment. The EPB originally estimated we owed 2.25 million yuan (approximately U.S. $322,000) in penalties. Following the EPB’s final determination, we paid a penalty of approximately 2.8 million yuan (approximately U.S. $400,000) in resolution of the matter.
On January 27, 2017, Haff Poultry, Inc., Craig Watts, Johnny Upchurch, Jonathan Walters and Brad Carr, acting on behalf of themselves and a putative class of broiler chicken farmers, filed a class action complaint against us and certain of our poultry subsidiaries, as well as several other vertically-integrated poultry processing companies, in the United States District Court for the Eastern District of Oklahoma. On March 27, 2017, a second class action complaint making similar claims on behalf of a similarly defined putative class was filed in the United States District Court for the Eastern District of Oklahoma. Plaintiffs in the two cases sought to have the matters consolidated, and, on July 10, 2017, filed a consolidated amended complaint styled In re Broiler Chicken Grower Litigation. The plaintiffs allege, among other things, that the defendants colluded not to compete for broiler raising services “with the purpose and effect of fixing, maintaining, and/or stabilizing grower compensation below competitive levels.” The plaintiffs also allege that the defendants “agreed to share detailed data on [g]rower compensation with one another, with the purpose and effect of artificially depressing [g]rower compensation below competitive levels.” The plaintiffs contend these alleged acts constitute violations of the Sherman Antitrust Act and Section 202 of the Grain Inspection, Packers and Stockyards Act of 1921. The plaintiffs are seeking treble damages, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative class. We and the other defendants filed a motion to dismiss on September 8, 2017, and that motion was denied.
On December 19, 2019, Olean Wholesale Grocery Cooperative, Inc. and John Gross and Company, Inc., acting on behalf of themselves and a putative class of all persons and entities who purchased turkey directly from a defendant or alleged co-conspirator during the class period of January 1, 2010 to January 1, 2017, filed a class action against us, turkey suppliers, and Agri Stats, Inc. in the United States District Court for the Northern District of Illinois. Plaintiffs allege, among other things, that the defendants entered into an agreement to exchange competitively sensitive information regarding turkey supply, production and pricing plans, all with the intent to artificially inflate the price of turkey, in violation of the Sherman Act. Plaintiffs are seeking treble damages, pre- and post-judgment interest, costs and attorneys’ fees on behalf of the putative class.
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
There have been no material changes to the risk factors listed in Part I, Item 1A. "Risk Factors” in our Annual Report on Form 10-K for the year ended September 28, 2019. These risk factors should be considered carefully with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Sep. 29, 2019 to Oct. 26, 2019	38,452		$83.22	—		20,658,386
Oct. 27, 2019 to Nov. 30, 2019	843,685		88.38	535,837		20,122,549
Dec. 1, 2019 to Dec. 28, 2019	607,303		89.25	582,701		19,539,848
Total	1,489,440	(2)	$88.60	1,118,538	(3)	19,539,848

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

(2)
We purchased 370,902 shares during the period that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 105,730 shares purchased in open market transactions and 265,172 shares withheld to cover required tax withholdings on the vesting of restricted stock.

(3)	These shares were purchased during the period pursuant to our previously announced stock repurchase program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed with this report.

Exhibit No.		Exhibit Description

10.1	*
Form of Performance Shares - Operating Income - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019.

10.2	*
Form of Performance Shares - Operating Income (5+1) - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019.

10.3	*
Form of Performance Shares - Total Shareholder Return - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019.

10.4	*
Form of Performance Shares - Total Shareholder Return (5+1) - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019.

10.5	*
Form of Restricted Stock Subject to Performance Criteria - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019.

10.6	*
Form of Restricted Stock Subject to Performance Criteria (5+1) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019.

10.7	*
Form of Restricted Stock (Contracted) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019.

10.8	*
Form of Restricted Stock (Director/Non-Contract) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019.

10.9	*
Form of Restricted Stock (5+1) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019.

10.10	*
Form of Restricted Stock (International Director/Non-Contract) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019.

10.11	*
Form of Restricted Stock (International Contracted) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019.

10.12	*
Form of Stock Options (Contracted) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019.

10.13	*	Form of Stock Options (5+1) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019.

10.14	*
Form of Stock Options (Director/Non-Contract) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019.

10.15
First Amendment to the Amended and Restated Credit Agreement, dated as of March 14, 2018, among the Company, the subsidiary borrowers party thereto, and lenders party thereto and JPMorgan Chase Bank, N.A. as the Administrative Agent.

10.16	*
Employment Agreement, dated November 6, 2019, by and between the Company and Samuel Dean Banks, Jr. (previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended September 28, 2019, Commission File No. 001-14704, and incorporated herein by reference).

10.17	*	Compensatory arrangement by and between the Company and John Randal Tyson.

10.18	*	Compensatory arrangement by and between the Company and Noelle O'Mara.

10.19	*	Offer Letter between Tyson Foods, Inc. and Christopher Langholz.

31.1		Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following information from our Quarterly Report on Form 10-Q for the quarter ended December 28, 2019, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Shareholders' Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104		Cover Page Interactive Data File formatted in iXBRL.

	*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: February 6, 2020	/s/ Stewart Glendinning
Stewart Glendinning
Executive Vice President and Chief Financial Officer

Date: February 6, 2020	/s/ Steve Gibbs
Steve Gibbs
Senior Vice President, Controller and Chief Accounting Officer