Form 10-Q
period 2020-03-28
TYSON FOODS, INC.
filed 2020-05-04
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 28, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 28, 2020.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	294,309,781
Class B Common Stock, $0.10 Par Value (Class B stock)	70,010,355
Class B stock is not listed for trading on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis.
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Sales	$10,888	$10,443	$21,703	$20,636
Cost of Sales	9,867	9,251	19,242	18,089
Gross Profit	1,021	1,192	2,461	2,547
Selling, General and Administrative	520	557	1,134	1,105
Operating Income	501	635	1,327	1,442
Other (Income) Expense:
Interest income	(3)	(5)	(6)	(7)
Interest expense	119	119	239	218
Other, net	(106)	(7)	(122)	(10)
Total Other (Income) Expense	10	107	111	201
Income before Income Taxes	491	528	1,216	1,241
Income Tax Expense	124	98	288	259
Net Income	367	430	928	982
Less: Net Income Attributable to Noncontrolling Interests	3	4	7	5
Net Income Attributable to Tyson	$364	$426	$921	$977
Weighted Average Shares Outstanding:
Class A Basic	293	294	293	294
Class B Basic	70	70	70	70
Diluted	365	366	366	366
Net Income Per Share Attributable to Tyson:
Class A Basic	$1.03	$1.20	$2.59	$2.74
Class B Basic	$0.92	$1.07	$2.32	$2.46
Diluted	$1.00	$1.17	$2.52	$2.67
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Net Income	$367	$430	$928	$982
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	(5)	(3)	(2)	(12)
Investments	—	—	—	1
Currency translation	(104)	25	(69)	33
Postretirement benefits	(42)	—	(42)	(3)
Total Other Comprehensive Income (Loss), Net of Taxes	(151)	22	(113)	19
Comprehensive Income	216	452	815	1,001
Less: Comprehensive Income Attributable to Noncontrolling Interests	3	4	7	5
Comprehensive Income Attributable to Tyson	$213	$448	$808	$996
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	March 28, 2020	September 28, 2019
Assets
Current Assets:
Cash and cash equivalents	$437	$484
Accounts receivable, net	2,248	2,173
Inventories	4,025	4,108
Other current assets	389	404
Total Current Assets	7,099	7,169
Net Property, Plant and Equipment	7,464	7,282
Goodwill	10,847	10,844
Intangible Assets, net	6,898	7,037
Other Assets	1,582	765
Total Assets	$33,890	$33,097

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$1,142	$2,102
Accounts payable	1,742	1,926
Other current liabilities	1,522	1,485
Total Current Liabilities	4,406	5,513
Long-Term Debt	10,978	9,830
Deferred Income Taxes	2,384	2,356
Other Liabilities	1,528	1,172
Commitments and Contingencies (Note 18)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 378 million shares	38	38
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,378	4,378
Retained earnings	14,392	13,787
Accumulated other comprehensive gain (loss)	(230)	(117)
Treasury stock, at cost – 83 million shares at March 28, 2020 and 82 million shares at September 28, 2019	(4,136)	(4,011)
Total Tyson Shareholders’ Equity	14,449	14,082
Noncontrolling Interests	145	144
Total Shareholders’ Equity	14,594	14,226
Total Liabilities and Shareholders’ Equity	$33,890	$33,097
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended				Six Months Ended
	March 28, 2020		March 30, 2019		March 28, 2020		March 30, 2019
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance at beginning and end of period	378	$38	378	$38	378	$38	378	$38

Class B Common Stock:
Balance at beginning and end of period	70	7	70	7	70	7	70	7

Capital in Excess of Par Value:
Balance at beginning of period		4,354		4,332		4,378		4,387
Stock-based compensation		24		18		—		(37)
Balance at end of period		4,378		4,350		4,378		4,350

Retained Earnings:
Balance at beginning of period		14,178		12,719		13,787		12,329
Net income attributable to Tyson		364		426		921		977
Dividends		(150)		(133)		(316)		(294)
Balance at end of period		14,392		13,012		14,392		13,012

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of period		(79)		(18)		(117)		(15)
Other comprehensive income (loss)		(151)		22		(113)		19
Balance at end of period		(230)		4		(230)		4

Treasury Stock:
Balance at beginning of period	83	(4,079)	82	(3,951)	82	(4,011)	82	(3,943)
Purchase of Class A common stock	—	(64)	1	(63)	2	(196)	2	(146)
Stock-based compensation	—	7	—	26	(1)	71	(1)	101
Balance at end of period	83	(4,136)	83	(3,988)	83	(4,136)	83	(3,988)

Total Shareholders’ Equity Attributable to Tyson		$14,449		$13,423		$14,449		$13,423

Equity Attributable to Noncontrolling Interests:
Balance at beginning of period		$147		$132		$144		$8
Net income attributable to noncontrolling interests		3		4		7		5
Business combination and other		(5)		(1)		(6)		122
Total Equity Attributable to Noncontrolling Interests		$145		$135		$145		$135

Total Shareholders’ Equity		$14,594		$13,558		$14,594		$13,558
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	March 28, 2020	March 30, 2019
Cash Flows From Operating Activities:
Net income	$928	$982
Depreciation and amortization	581	523
Deferred income taxes	46	4
Other, net	(35)	69
Net changes in operating assets and liabilities	(260)	(639)
Cash Provided by Operating Activities	1,260	939
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(624)	(656)
Purchases of marketable securities	(48)	(30)
Proceeds from sale of marketable securities	31	29
Acquisitions, net of cash acquired	—	(2,141)
Proceeds from sale of business	29	—
Acquisition of equity investments	(184)	—
Other, net	(81)	32
Cash Used for Investing Activities	(877)	(2,766)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	68	4,600
Payments on debt	(62)	(1,849)
Borrowings on revolving credit facility	1,210	335
Payments on revolving credit facility	(1,080)	(335)
Proceeds from issuance of commercial paper	12,886	10,145
Repayments of commercial paper	(12,885)	(10,567)
Purchases of Tyson Class A common stock	(196)	(146)
Dividends	(301)	(269)
Stock options exercised	28	24
Other, net	(7)	(26)
Cash (Used for) Provided by Financing Activities	(339)	1,912
Effect of Exchange Rate Changes on Cash	(9)	5
Increase in Cash and Cash Equivalents and Restricted Cash	35	90
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	484	270
Cash and Cash Equivalents and Restricted Cash at End of Period	519	360
Less: Restricted Cash at End of Period	82	—
Cash and Cash Equivalents at End of Period	$437	$360
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
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly our financial position as of March 28, 2020, and the results of operations for the three and six months ended March 28, 2020, and March 30, 2019. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
Use of Estimates
The consolidated condensed financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Risks and Uncertainties
We have considered the impact of the global novel coronavirus pandemic (“COVID-19” or “pandemic”) on our consolidated condensed financial statements. Although COVID-19 has not had a significant negative impact on our consolidated condensed financial statements as of March 28, 2020 and for the three and six month periods then ended, we expect it to have future impacts, the extent of which is uncertain and largely subject to whether the severity worsens or duration lengthens. These impacts could include but may not be limited to risks and uncertainty related to worker availability, our ability to operate production facilities, demand-driven production facility closures, shifts in demand between sales channels and market volatility in our supply chain. Consequently, this may subject us to future risk of material goodwill, intangible and long-lived asset impairments, increased reserves for uncollectible accounts, and adjustments for inventory and market volatility for items subject to fair value measurements such as derivatives and investments.
Recently Issued Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued guidance providing optional expedients and exceptions to account for the effects of reference rate reform to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The optional guidance is effective as of March 12, 2020 through December 31, 2022. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
In December 2019, the FASB issued guidance that simplifies the accounting for income taxes by removing certain exceptions to general principles in Topic 740 and clarifies other general principles by adding certain requirements to Topic 740. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2020, our fiscal 2022. Early adoption is permitted for periods for which financial statements have not yet been issued, beginning our fiscal 2020. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. The application of the guidance requires various transition methods depending on the specific amendment. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
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
On January 15, 2020, we acquired a 40% minority interest in a vertically-integrated Brazilian poultry producer for $122 million. On February 7, 2020, we acquired a 50% interest in a joint venture serving the worldwide fats and oils market for $62 million. We are accounting for both of these investments under the equity method.
NOTE 3: INVENTORIES
Processed products, livestock and supplies and other are valued at the lower of cost or net realizable value. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, livestock grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories. At March 28, 2020, the cost of inventories was determined by either the first-in, first-out ("FIFO") method or the weighted-average method, which is consistent with the methods used at September 28, 2019.
The following table reflects the major components of inventory (in millions):

	March 28, 2020	September 28, 2019
Processed products	$2,306	$2,362
Livestock	1,105	1,150
Supplies and other	614	596
Total inventory	$4,025	$4,108

NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	March 28, 2020	September 28, 2019
Land	$197	$198
Buildings and leasehold improvements	4,801	4,747
Machinery and equipment	8,820	8,607
Land improvements and other	395	385
Buildings and equipment under construction	920	713
	15,133	14,650
Less accumulated depreciation	7,669	7,368
Net property, plant and equipment	$7,464	$7,282

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

March 28, 2020
Other Assets	$541
Other current liabilities	163
Other Liabilities	378

The components of lease costs were as follows (in millions):

	Three Months Ended	Six Months Ended
	March 28, 2020	March 28, 2020
Operating lease cost (a)	$51	$100
Variable lease cost (b)	116	227
Short-term lease cost	6	12
Total	$173	$339

(a) Sublease income is immaterial and not deducted from operating lease cost.
(b) Variable lease costs are determined based on volume of output received, flocks placed or other performance metrics.
Other operating lease information includes the following:

Six months ended March 28, 2020
Operating cash outflows from operating leases (in millions)	$106
ROU assets obtained in exchange for new operating lease liabilities (in millions)	$83
Weighted-average remaining lease term	5 years
Weighted-average discount rate	3%

At March 28, 2020, future maturities of operating leases were as follows (in millions):

Operating Lease Commitments
2020 (remaining year)	$95
2021	153
2022	108
2023	74
2024	57
2025 and beyond	91
Total undiscounted operating lease payments	$578
Less: Imputed interest	37
Present value of total operating lease liabilities	$541

At March 28, 2020, our leases that had not yet commenced were insignificant.
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

NOTE 6: RESTRUCTURING AND RELATED CHARGES
In the first quarter of fiscal 2020, the Company approved a restructuring program (the "2020 Program"), which is expected to contribute to the Company’s overall strategy of financial fitness through the elimination of overhead and consolidation of certain enterprise functions. We have recognized $39 million of cumulative pretax charges associated with the 2020 Program consisting of severance and employee related costs. As part of the 2020 Program, we estimate the elimination of approximately 500 positions across several areas and job levels, with most of the eliminated positions originating from the corporate offices in Springdale, Arkansas and Chicago, Illinois. We do not anticipate future costs of the 2020 Program to be significant.
In the fourth quarter of fiscal 2017, our Board of Directors approved a multi-year restructuring program (the “2017 Program”), which is expected to contribute to the Company’s overall strategy of financial fitness through increased operational effectiveness and overhead reduction. The 2017 Program is expected to result in cumulative pretax charges of approximately $280 million which consist primarily of severance and employee related costs, impairments and accelerated depreciation of technology assets, incremental costs to implement new technology, and contract termination costs. Through March 28, 2020, $263 million of the estimated $280 million total pretax charges has been recognized. The remaining estimated charges relate to incremental costs to implement new technology.
For the three months ended March 28, 2020, restructuring and related charges consisted of $5 million of technology related costs from the 2017 Program recorded in Selling, General and Administrative in our Consolidated Condensed Statements of Income, offset by a benefit of $5 million from the 2020 Program related to a reduction in estimated severance and employee related costs, of which $4 million was recorded in Cost of Sales and $1 million was recorded in Selling, General and Administrative in our Consolidated Condensed Statements of Income. We recognized restructuring and related charges of $52 million for the six months ended March 28, 2020, consisting of $39 million of severance and employee related costs from the 2020 Program and $13 million of technology related costs from the 2017 Program. For the six months ended March 28, 2020, we recorded $5 million in Cost of Sales from the 2020 Program, and we recorded $47 million in Selling, General and Administrative in our Consolidated Condensed Statements of Income, of which $34 million is related to the 2020 Program and $13 million is related to the 2017 Program.
We recognized $8 million and $16 million for the three and six months ended March 30, 2019, respectively, of restructuring and related charges from the 2017 Program which were recorded in Selling, General and Administrative in our Consolidated Condensed Statements of Income and represent incremental costs to implement new technology and accelerated depreciation of technology assets.
The following table reflects the pretax impact of restructuring and related charges incurred in the three and six months ended March 28, 2020, the charges to date and the total estimated charges, by reportable segment (in millions):

	Three Months Ended	Six Months Ended	Restructuring and related charges to date	Total estimated Restructuring and related charges
	March 28, 2020	March 28, 2020	March 28, 2020
Beef	$—	$5	$18	$18
Pork	—	2	7	7
Chicken	—	21	128	136
Prepared Foods	—	22	146	155
Other	—	2	3	3
Total restructuring and related charges, pretax	$—	$52	$302	$319

The total estimated restructuring charges include $17 million of estimated charges from the 2017 Program yet to be incurred and represent incremental costs to implement new technology in our Prepared Foods and Chicken segments. The timing and actual amounts of the estimated charges may change.

Our restructuring liability was $34 million at March 28, 2020 and we had no restructuring liability at September 28, 2019. The change in the restructuring liability was due to additional charges of $52 million, net of $18 million primarily consisting of payments, during the six months ended March 28, 2020.
NOTE 7: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	March 28, 2020	September 28, 2019
Accrued salaries, wages and benefits	$551	$620
Other	971	865
Total other current liabilities	$1,522	$1,485

NOTE 8: DEBT
The major components of debt are as follows (in millions):

	March 28, 2020	September 28, 2019
Revolving credit facility	$200	$70
Commercial paper	1,000	1,000
Senior notes:
Notes due June 2020 (2.13% at 3/28/2020)	350	350
Notes due August 2020 (2.15% at 3/28/2020)	400	400
4.10% Notes due September 2020	279	280
2.25% Notes due August 2021	500	500
4.50% Senior notes due June 2022	1,000	1,000
3.90% Senior notes due September 2023	400	400
3.95% Notes due August 2024	1,250	1,250
4.00% Notes due March 2026 ("2026 Notes")	800	800
3.55% Notes due June 2027	1,350	1,350
7.00% Notes due January 2028	18	18
4.35% Notes due March 2029 ("2029 Notes")	1,000	1,000
6.13% Notes due November 2032	160	161
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	500	500
4.55% Notes due June 2047	750	750
5.10% Notes due September 2048 ("2048 Notes")	1,500	1,500
Discount on senior notes	(46)	(48)
Term loan:
Term loan facility due March 2022 (2.5% at 3/28/2020)	—	—
Other	270	216
Unamortized debt issuance costs	(61)	(65)
Total debt	12,120	11,932
Less current debt	1,142	2,102
Total long-term debt	$10,978	$9,830

Term Loan Facility due March 2022
On March 27, 2020, we executed a new $1.5 billion term loan facility to refinance our short-term promissory notes (“commercial paper program”), repay outstanding balances under our revolving credit facility and for general liquidity purposes. On April 1, 2020, we borrowed the full $1.5 billion available under the term loan facility and used it to repay the $1.0 billion of outstanding commercial paper obligations and to repay the $200 million outstanding balance under our revolving credit facility. Accordingly, given the two-year term of the new term loan facility, we reclassified the $1.0 billion of commercial paper outstanding as of March 28, 2020 to long-term debt. The term loan facility expires on March 27, 2022 and is subject to prepayment under certain conditions. Additionally, the term loan facility contains covenants that are similar to those contained in the revolving credit facility.

Revolving Credit Facility and Letters of Credit
We have a $1.75 billion revolving credit facility that supports short-term funding needs and serves as a backstop to our commercial paper program which will mature and the commitments thereunder will terminate in March 2023. Amounts available for borrowing under this facility totaled $1.55 billion at March 28, 2020, before deducting amounts to backstop our commercial paper program. At March 28, 2020, we had $200 million in borrowings and no outstanding letters of credit issued under this facility. At March 28, 2020, we had $119 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of leasing and workers’ compensation insurance programs and other legal obligations. In the future, if any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility.
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured short-term promissory notes up to an aggregate maximum principal amount of $1 billion as of March 28, 2020. As of March 28, 2020, we had $1 billion of commercial paper outstanding at a weighted average interest rate of 2.07% with maturities of less than 15 days. On April 1, 2020, we repaid the outstanding balance of the commercial paper using proceeds from the Term Loan Facility due March 2022. Our ability to access commercial paper in the future may be limited or its costs increased, due to market conditions which have been impacted in part by COVID-19.
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
We were in compliance with all debt covenants at March 28, 2020.
NOTE 9: EQUITY
Share Repurchases
As of March 28, 2020, 18.9 million shares remained available for repurchase under our share repurchase program. The share repurchase program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans. A summary of share repurchases of our Class A stock is as follows (in millions):

	Three Months Ended				Six Months Ended
	March 28, 2020		March 30, 2019		March 28, 2020		March 30, 2019
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	0.7	$50	0.8	$50	1.8	$150	1.7	$100
To fund certain obligations under equity compensation plans	0.1	14	0.2	13	0.5	46	0.7	46
Total share repurchases	0.8	$64	1.0	$63	2.3	$196	2.4	$146

NOTE 10: INCOME TAXES
Our effective tax rate was 25.3% and 18.5% for the second quarter of fiscal 2020 and 2019, respectively, and 23.7% and 20.9% for the first six months of fiscal 2020 and 2019, respectively. The effective tax rates for the second quarter and first six months of fiscal 2020 and 2019 include the impact of state taxes. The effective tax rates for the second quarter and first six months of 2019 also include a deferred tax benefit resulting from final transition tax regulations released in the second quarter of fiscal 2019 and a tax reserves benefit due to expirations of statutes of limitations.
Unrecognized tax benefits were $174 million and $169 million at March 28, 2020 and September 28, 2019, respectively. We do not expect material changes to our unrecognized tax benefits during the next twelve months.

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
In the third quarter of fiscal 2020, we announced we would provide approximately $120 million in bonuses to domestic frontline employees who support the Company’s operations during the COVID-19 pandemic. We anticipate paying half of the total amount of the bonuses, which are subject to certain conditions, in May 2020 and half in early July 2020. The expense will be recorded in Cost of Sales in our Consolidated Condensed Statements of Income in the third quarter of fiscal 2020.
NOTE 12: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Numerator:
Net income	$367	$430	$928	$982
Less: Net income attributable to noncontrolling interests	3	4	7	5
Net income attributable to Tyson	364	426	921	977
Less dividends declared:
Class A	124	110	261	243
Class B	26	23	55	51
Undistributed earnings	$214	$293	$605	$683

Class A undistributed earnings	$176	$241	$498	$562
Class B undistributed earnings	38	52	107	121
Total undistributed earnings	$214	$293	$605	$683

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	293	294	293	294
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70	70	70
Effect of dilutive securities:
Stock options, restricted stock and performance units	2	2	3	2
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	365	366	366	366

Net income per share attributable to Tyson:
Class A basic	$1.03	$1.20	$2.59	$2.74
Class B basic	$0.92	$1.07	$2.32	$2.46
Diluted	$1.00	$1.17	$2.52	$2.67
Dividends Declared Per Share:
Class A	$0.420	$0.375	$0.885	$0.825
Class B	$0.378	$0.338	$0.797	$0.743

Approximately 3 million and 2 million of our stock-based compensation shares were antidilutive for the three and six months ended March 28, 2020, respectively. Approximately 3 million and 4 million of our stock-based compensation shares were antidilutive for the three and six months ended March 30, 2019, respectively. These shares were not included in the diluted earnings per share calculation.

We have two classes of capital stock, Class A stock and Class B stock. Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of cash dividends paid to holders of Class B stock cannot exceed 90% of the cash dividends paid to holders of Class A stock.
We allocate undistributed earnings based upon a 1.0 to 0.9 ratio per share to Class A stock and Class B stock, respectively. We allocate undistributed earnings based on this ratio due to historical dividend patterns, voting control of Class B shareholders and contractual limitations of dividends to Class B stock.
NOTE 13: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors' Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored, using value-at-risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at March 28, 2020.
We had the following aggregated outstanding notional amounts related to our derivative financial instruments:

in millions, except soy meal tons	Metric	March 28, 2020	September 28, 2019
Commodity:
Corn	Bushels	121	111
Soy Meal	Tons	728,700	1,078,800
Live Cattle	Pounds	82	14
Lean Hogs	Pounds	65	309
Foreign Currency	United States dollar	$488	$148
Interest Rate Swaps	Average monthly debt	$400	$400
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
Cash Flow Hedges
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes as well as interest rates related to our variable rate debt. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of March 28, 2020, we have net pretax losses of $12 million for our commodity contracts and net pretax losses of $3 million for our interest rate swap hedges, expected to be reclassified into earnings within the next 12 months. Additionally, we have $18 million of realized losses related to treasury rate locks in connection with our 364-day term loan extinguished during the second quarter of fiscal 2019, which will be reclassified to earnings over the lives of the 2026, 2029 and 2048 Notes. During the six months ended March 28, 2020, and March 30, 2019, we did not reclassify significant pretax gains or losses into earnings as a result of the discontinuance of cash flow hedges. The following table sets forth the pretax impact of cash flow hedge derivative instruments recognized in Other Comprehensive Income (in millions):

Gain (Loss) Recognized in OCI On Derivatives	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Cash flow hedge – derivatives designated as hedging instruments:
Commodity contracts	$(11)	$(5)	$(11)	$(7)
Interest rate hedges	(1)	(5)	(1)	(23)
Total	$(12)	$(10)	$(12)	$(30)

Fair Value Hedges
We designate certain derivative contracts as fair value hedges of firm commitments to purchase livestock for harvest. Our objective of these hedges is to minimize the risk of changes in fair value created by fluctuations in commodity prices associated with fixed price livestock firm commitments. For these derivative instruments we designate and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the same period. We include the gain or loss on the hedged items (e.g., livestock purchase firm commitments) in the same line item, Cost of Sales, as the offsetting gain or loss on the related livestock forward position. Ineffectiveness related to fair value hedges was insignificant for the three and six months ended March 28, 2020, and March 30, 2019. The carrying amount of fair value hedge (assets) liabilities as of March 28, 2020 and September 28, 2019 were as follows (in millions):

Consolidated Condensed Balance Sheets Classification	March 28, 2020	September 28, 2019
Inventory	$(77)	$(19)

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
Reclassification to Earnings
The following table sets forth the total amounts of each income and expense line item presented in the Consolidated Condensed Statements of Income in which the effects of hedges are recorded (in millions):

Consolidated Condensed Statements of Income Classification	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Cost of Sales	$9,867	$9,251	$19,242	$18,089
Interest Expense	119	119	239	218
Other, net	(106)	(7)	(122)	(10)

The following table sets forth the pretax impact of the cash flow, fair value and undesignated derivative instruments in the Consolidated Condensed Statements of Income (in millions):

Consolidated Condensed Statements of Income Classification		Three Months Ended		Six Months Ended
		March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Sales	Gain (Loss) on derivatives not designated as hedging instruments:
	Commodity contracts	$—	$13	$—	$14

Cost of Sales	Gain (Loss) on cash flow hedges reclassified from OCI to Earnings:
	Commodity contracts	$(5)	$(5)	$(7)	$(12)
	Gain (Loss) on fair value hedges:
	Commodity contracts (a)	31	1	47	—
	Gain (Loss) on derivatives not designated as hedging instruments:
	Commodity contracts	(126)	(24)	(97)	(21)
Total		$(100)	$(28)	$(57)	$(33)

Interest Expense	Gain (Loss) on cash flow hedges reclassified from OCI to Earnings:
	Interest rate contracts	$(1)	$—	$(2)	$—

Other, net	Gain (Loss) on derivatives not designated as hedging instruments:
	Foreign exchange contracts	$(3)	$3	$1	$3

(a) Amounts represent gains/(losses) on commodity contracts designated as fair value hedges of firm commitments that were realized during the period presented, which were offset by a corresponding gain/(loss) on the underlying hedged inventory. Gains or losses related to changes in the fair value of unrealized commodity contracts, along with the offsetting gain or loss on the hedged inventory, are also marked-to-market through earnings with no impact on a net basis.

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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

March 28, 2020	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$77	$—	$(59)	$18
Undesignated	—	126	—	(94)	32
Available-for-sale securities:
Current	—	1	1	—	2
Other Assets:
Available-for-sale securities:
Non-current	—	56	46	—	102
Deferred compensation assets	9	289	—	—	298
Total assets	$9	$549	$47	$(153)	$452
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$7	$—	$(4)	$3
Undesignated	—	219	—	(198)	21
Total liabilities	$—	$226	$—	$(202)	$24

September 28, 2019	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$26	$—	$(3)	$23
Undesignated	—	58	—	(5)	53
Available-for-sale securities:
Current	—	—	1	—	1
Other Assets:
Available-for-sale securities:
Non-current	—	51	51	—	102
Deferred compensation assets	7	311	—	—	318
Total assets	$7	$446	$52	$(8)	$497
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$17	$—	$(13)	$4
Undesignated	—	93	—	(90)	3
Total liabilities	$—	$110	$—	$(103)	$7
(a) Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. Additionally, at March 28, 2020, and September 28, 2019, we had $49 million and $95 million, respectively, of net cash collateral with various counterparties where master netting arrangements exist.
The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Six Months Ended
	March 28, 2020	March 30, 2019
Balance at beginning of year	$52	$51
Total realized and unrealized gains (losses):
Included in earnings	—	—
Included in other comprehensive income (loss)	(1)	1
Purchases	5	7
Issuances	—	—
Settlements	(9)	(9)
Balance at end of period	$47	$50
Total gains (losses) for the six month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—

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
Available-for-Sale Securities: Our investments in marketable debt securities are classified as available-for-sale and are reported at fair value based on pricing models and quoted market prices adjusted for credit and non-performance risk. Short-term investments with maturities of less than 12 months are included in Other current assets in the Consolidated Condensed Balance Sheets and primarily include certificates of deposit and commercial paper. All other marketable debt securities are included in Other Assets in the Consolidated Condensed Balance Sheets and have maturities generally less than 40 years.

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
The following table sets forth our available-for-sale securities' amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	March 28, 2020			September 28, 2019
	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)
Available-for-sale securities:
Debt securities:
U.S. treasury and agency	$56	$57	$1	$51	$51	$—
Corporate and asset-backed	47	47	—	51	52	1

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
We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no other than temporary impairment in earnings and no other than temporary losses in OCI for the three and six months ended March 28, 2020, and March 30, 2019.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the six months ended March 28, 2020, and March 30, 2019.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	March 28, 2020		September 28, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total debt	$12,938	$12,120	$12,978	$11,932

NOTE 15: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the net periodic cost for the pension and postretirement benefit plans for the three and six months ended March 28, 2020, and March 30, 2019, are as follows (in millions):

	Pension Plans
	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019

Service cost	$—	$—	$—	$1
Interest cost	7	16	17	32
Expected return on plan assets	(6)	(15)	(15)	(29)
Amortization of:
Net actuarial loss	1	1	2	1
Prior service cost	—	—	—	—
Settlement (gain) loss	(106)	—	(106)	19
Net periodic cost (credit)	$(104)	$2	$(102)	$24

	Postretirement Benefit Plans
	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019

Interest cost	$—	$1	$—	$1
Amortization of prior service cost (credit)	(1)	(1)	(1)	(5)
Net periodic cost (credit)	$(1)	$—	$(1)	$(4)

Net periodic benefit cost, excluding the service cost component, was recorded in the Consolidated Condensed Statements of Income in Other, net. We contributed $9 million to our pension plans for the three months ended March 28, 2020 and March 30, 2019. We contributed $10 million and $12 million to our pension plans for the six months ended March 28, 2020 and March 30, 2019, respectively. The amount of contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements in the jurisdictions in which we operate.
During the second quarter of fiscal 2020, we recognized a one-time gain of $110 million related to the termination of two qualified pension plans and one multi-employer pension plan and recorded the amount in the Consolidated Condensed Statements of Income in Other, net. The settlements of the two qualified plans through purchased annuities did not require any significant contributions. The benefit obligations and fair value of plan assets of the two qualified plans were approximately $1.4 billion at September 28, 2019.

NOTE 16: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended						Six Months Ended
	March 28, 2020			March 30, 2019			March 28, 2020			March 30, 2019
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax

Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to interest expense	$1	$(1)	$—	$—	$—	$—	$2	$(1)	$1	$—	$—	$—
(Gain) loss reclassified to cost of sales	5	(1)	4	5	—	5	7	(1)	6	12	(2)	10
Unrealized gain (loss)	(12)	3	(9)	(10)	2	(8)	(12)	3	(9)	(30)	8	(22)

Investments:
Unrealized gain (loss)	—	—	—	1	(1)	—	—	—	—	2	(1)	1

Currency translation:
Translation adjustment	(105)	1	(104)	25	—	25	(70)	1	(69)	34	(1)	33
Translation loss reclassified to cost of sales	—	—	—	—	—	—	—	—	—	—	—	—

Postretirement benefits:
Unrealized gain (loss)	1	—	1	—	—	—	1	—	1	(28)	8	(20)
Pension settlement reclassified to other (income) expense	(58)	15	(43)	—	—	—	(58)	15	(43)	23	(6)	17
Total other comprehensive income (loss)	$(168)	$17	$(151)	$21	$1	$22	$(130)	$17	$(113)	$13	$6	$19

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
Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Sales:
Beef	$3,979	$3,884	$7,817	$7,810
Pork	1,266	1,172	2,645	2,351
Chicken	3,397	3,407	6,689	6,522
Prepared Foods	2,080	2,027	4,220	4,176
International/Other	465	277	963	420
Intersegment	(299)	(324)	(631)	(643)
Total sales	$10,888	$10,443	$21,703	$20,636

	Three Months Ended				Six Months Ended
	March 28, 2020		March 30, 2019		March 28, 2020		March 30, 2019
Operating income (loss):
Beef	$109		$156		$519		$461
Pork	93		100		284		195
Chicken	99		141	(a)	156		301	(a)
Prepared Foods	191		245		349		510
International/Other	9	(b)	(7)	(b)	19	(b)	(25)	(b)
Total operating income	501		635		1,327		1,442

Total other expense	10		107		111		201

Income before income taxes	$491		$528		$1,216		$1,241
(a) Chicken operating income included $5 million and $13 million in Keystone Foods purchase accounting and acquisition related costs for the three and six months ended March 30, 2019, respectively.
(b) International/Other operating results included $6 million and $24 million in Keystone Foods purchase accounting and acquisition related costs for the three and six months ended March 30, 2019, respectively. There were no third-party merger and integration costs and corporate overhead of Tyson New Ventures, LLC for the three months ended March 28, 2020, $4 million for the three months ended March 30, 2019, and $4 million and $5 million for the six months ended March 28, 2020, and March 30, 2019, respectively.
The following tables further disaggregate our sales to customers by major distribution channels (in millions):

	Three months ended March 28, 2020
	Consumer Products(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$1,907	$1,004	$605	$362	$101	$3,979
Pork	383	99	274	325	185	1,266
Chicken	1,550	1,239	167	428	13	3,397
Prepared Foods	1,225	778	34	43	—	2,080
International/Other	—	—	465	—	—	465
Intersegment	—	—	—	—	(299)	(299)
Total	$5,065	$3,120	$1,545	$1,158	$—	$10,888

	Three months ended March 30, 2019
	Consumer Products(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$1,811	$1,057	$573	$343	$100	$3,884
Pork	334	93	210	324	211	1,172
Chicken	1,463	1,307	155	469	13	3,407
Prepared Foods	1,190	755	20	62	—	2,027
Other	—	—	277	—	—	277
Intersegment	—	—	—	—	(324)	(324)
Total	$4,798	$3,212	$1,235	$1,198	$—	$10,443

	Six months ended March 28, 2020
	Consumer Products(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$3,764	$2,049	$1,119	$688	$197	$7,817
Pork	783	216	554	685	407	2,645
Chicken	2,939	2,546	328	849	27	6,689
Prepared Foods	2,436	1,624	71	89	—	4,220
International/Other	—	—	963	—	—	963
Intersegment	—	—	—	—	(631)	(631)
Total	$9,922	$6,435	$3,035	$2,311	$—	$21,703

	Six months ended March 30, 2019
	Consumer Products(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$3,662	$2,074	$1,201	$683	$190	$7,810
Pork	671	184	435	635	426	2,351
Chicken	2,835	2,437	312	911	27	6,522
Prepared Foods	2,465	1,544	44	123	—	4,176
Other	—	—	420	—	—	420
Intersegment	—	—	—	—	(643)	(643)
Total	$9,633	$6,239	$2,412	$2,352	$—	$20,636
(a) Includes sales to consumer products and food retailers, such as grocery retailers, warehouse club stores and internet-based retailers.
(b) Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.
(c) Includes sales to international markets for internationally produced products or export sales of domestically produced products.
(d) Includes sales to industrial food processing companies that further process our product to sell to end consumers and any remaining sales not included in the Consumer Products, Foodservice or International categories.

NOTE 18: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of grower loans, which are substantially collateralized by the underlying assets. The remaining terms of the underlying obligations cover periods up to 10 years, and the maximum potential amount of future payments as of March 28, 2020, was not significant. Additionally, the maximum potential amount of lease related residual value guarantees is $71 million, all of which could be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At March 28, 2020, and September 28, 2019, no significant liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum commitment associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum commitment as of March 28, 2020 was approximately $315 million. The total receivables under these programs were $15 million and $5 million at March 28, 2020 and September 28, 2019, respectively. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have no allowance for these programs’ estimated uncollectible receivables at March 28, 2020, and September 28, 2019.
When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Certain arrangements may require cash to be deposited into a fund to cover future expenditures. These funds are generally considered restricted cash, which is reported in the Consolidated Condensed Balance Sheets in Other Assets, and totaled $82 million and $0 at March 28, 2020 and September 28, 2019, respectively. Additionally, under certain agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At March 28, 2020, the total amount under these types of arrangements totaled $572 million.
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
On April 26, 2019, a group of plaintiffs, acting on behalf of themselves and on behalf of a putative class of indirect purchasers of beef for personal use filed a class action complaint against us, other beef packers, and Agri Stats, Inc., an information services provider, in the United States District Court for the District of Minnesota. The plaintiffs allege that the packer defendants conspired to reduce slaughter capacity by closing or idling plants, limiting their purchases of cash cattle, coordinating their procurement of cash cattle, and reducing their slaughter numbers so as to reduce beef output, all in order to artificially raise prices of beef. The plaintiffs seek, among other things, damages under state antitrust and consumer protection statutes and the common law of approximately 30 states, as well as injunctive relief. The plaintiffs filed a first amended complaint in which the claims against Agri Stats were dismissed and subsequently filed a second amended complaint on November 22, 2019. We have moved to dismiss the second amended complaint. The indirect consumer purchaser litigation is styled as Peterson v. JBS USA Food Company Holdings, et al.
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

Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (“NLRC”) from 1998 through July 1999. The complaint was filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines in 1995 by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In late 2004, a labor arbiter ruled against the respondents and awarded the complainants PHP3,453,664,710 (approximately U.S. $68 million) in damages and fees. The respondents appealed the labor arbiter's ruling, and it was subsequently set aside by the NLRC in December 2006. Subsequent to the NLRC’s decision, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. While various of those appeals, motions and/or petitions were pending, The Hillshire Brands Company, on June 23, 2014, without admitting liability, filed a settlement motion requesting that the Supreme Court of the Philippines order dismissal with prejudice of all claims against it and certain other respondents in exchange for payments allocated by the court among the complainants in an amount not to exceed PHP342,287,800 (approximately U.S. $6.7 million). Based in part on its finding that the consideration to be paid to the complainants as part of such settlement was insufficient, the Supreme Court of the Philippines denied the respondents’ settlement motion and all motions for reconsideration thereof. The Supreme Court of the Philippines also set aside as premature the NLRC’s December 2006 ruling. As a result, the cases were remanded back before the NLRC to rule on the merits of the case. On December 15, 2016, we learned that the NLRC rendered its decision on November 29, 2016, regarding the respondents’ appeals regarding the labor arbiter’s 2004 ruling in favor of the complainants. The NLRC increased the award for 4,922 of the total 5,984 complainants to PHP14,858,495,937 (approximately U.S. $291 million). However, the NLRC approved a prior settlement reached with the group comprising approximately 18% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company agreed to pay each settling complainant PHP68,000 (approximately U.S. $1,300). The settlement payment was made on December 21, 2016, to the NLRC, which is responsible for distributing the funds to each settling complainant. On December 27, 2016, the respondents filed motions for reconsideration with the NLRC asking that the award be set aside. The NLRC denied respondents' motions for reconsideration in a resolution received on May 5, 2017 and entered a judgment on the award on July 24, 2017. Each of Aris Philippines, Inc., Sara Lee Corporation and Sara Lee Philippines, Inc. appealed this award and sought an injunction to preclude enforcement of the award to the Philippines Court of Appeals. On November 23, 2017, the Court of Appeals granted a writ of preliminary injunction that precluded execution of the NLRC award during the pendency of the appeal. The Court of Appeals subsequently vacated the NLRC’s award on April 12, 2018. Complainants have filed motions for reconsideration with the Court of Appeals. On November 14, 2018, the Court of Appeals denied claimants’ motions for reconsideration and granted defendants’ motion to release and discharge the preliminary injunction bond. Claimants have since filed petitions for writ of certiorari with the Supreme Court of the Philippines. The Supreme Court has accepted the case for review. We continue to maintain an accrual for this matter.

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

Overview

•
COVID-19 – We are monitoring and responding to the evolving nature of the global novel coronavirus pandemic (“COVID-19” or “pandemic”) and its impact to our global business. We formed an internal COVID-19 task force for the primary purposes of maintaining the health and safety of our team members, ensuring our ability to operate our processing facilities and maintaining the liquidity of our business. We are experiencing multiple challenges related to the pandemic. These challenges are anticipated to increase our operating costs and negatively impact our volumes for the remainder of fiscal 2020. Operationally, we have faced slowdowns and temporary idling of production facilities from team member shortages or choices we have made to ensure team member safety. As a result, we have experienced lower levels of productivity and higher costs of production. This will likely continue in the short term until the effects of COVID-19 diminish. Each of our segments has also experienced a shift in demand from foodservice to retail; however, the volume increases in retail have not been sufficient to offset the losses in foodservice and as a result, we expect decreases in volumes in the second half of fiscal 2020. We currently expect that we will remain profitable in the second half of fiscal 2020, although the combination of operational challenges and volume impacts will negatively impact overall earnings.

•
Team Members – The health and safety of our team members is our top priority. To protect our team members, we implement safety measures recommended by the Centers for Disease Control and Prevention ("CDC") and the Occupational Safety and Health Administration ("OSHA") in our facilities and coordinate with other health officials as appropriate, including, but not limited to, checking the temperature of team members as they enter company facilities, restricting visitor access, increasing efforts to deep clean and sanitize facilities, requiring the use of protective face coverings and making protective face coverings and other protective equipment available to team members, and encouraging team members who feel sick to stay at home through relaxed attendance policies and enhanced benefits. We continue to explore and implement additional ways to promote social distancing in our production facilities by creating additional breakroom space and allowing extra time between shifts to reduce interaction of team members, as well as erecting dividers between workstations or increasing the space between workers on the production floor. For office-based employees, we have required employees capable of working from home to do so until further notice. We announced we would pay $1,000 bonuses to approximately 116,000 domestic frontline employees who support the Company’s operations during the COVID-19 pandemic. These bonuses are expected to total approximately $120 million, with half anticipated to be paid in May and half in July. It will be recognized as cost of sales in our consolidated condensed statements of income for the third quarter of fiscal 2020. Additionally, we are currently experiencing positive COVID-19 cases and worker absenteeism throughout our production network, which has led to some temporary idling of production facilities. We are compensating our employees for sick time and COVID-19- related idling or shift cancellations.

•
Customers and Production – Our most significant impacts from COVID-19 relate to channel shifts and lower production. We are committed to doing our best to ensure the continuity of our business and the availability of our products to customers. We have seen a shift in demand from our foodservice to our retail sales channels as schools and in-dining restaurants have closed across the country. Our production capabilities, including our large scale and geographic proximities, allow us to adapt some of our facilities to the changing demand by shifting certain amounts of production from foodservice to retail. Not all of our facilities can be adapted and as a result we expect a net negative impact to our volumes. In addition, our production facilities are experiencing varying levels of production impacts, including reduced volumes, due to the planned implementation of additional worker health precautions, worker absenteeism and temporary COVID-19-related closures at some of our production facilities. We are adjusting volume and production planning at facilities we believe may be more likely to experience higher levels of absenteeism or the need for temporary closures to facilitate employee testing for COVID-19. Additionally, we are anticipating temporary idling of certain facilities that service the foodservice channel as we balance the shifting demand between foodservice and retail sales channels. On April 28, 2020, the President issued an Executive Order stating the importance of the continued operation of meat and poultry processing facilities and directing the Secretary of Agriculture to issue rules and orders to ensure the continued supply of meat and poultry, consistent with the guidance for the operations of meat and poultry processing facilities jointly issued by the CDC and OSHA. This order provides clarity on what standards should apply at our meat and poultry processing facilities and we anticipate continuing to work with the USDA and other government officials in our efforts to ensure that we are able to operate our facilities safely.

•
Supply Chain – Our supply chain has stayed largely intact as we have built contingency plans for redundant supply for our production facilities as well as our external suppliers. We have been able to leverage our extensive distribution network and large private transportation fleet to help mitigate the impacts of COVID-19. Although we have experienced some minor disruptions with certain indirect and direct materials, the disruption has not significantly impacted our production to date. We have experienced volatility in commodity inputs, in part due to impacts caused by COVID-19, and we expect this volatility to continue, which may impact our future input costs. Since we also export globally, container availability and port capacities have been among the challenges in meeting the global demand for our products. Our Prepared Foods segment depends on adequate supplies of raw materials necessary for its production. Recent high levels of industry pork facility closures have significantly increased the likelihood of raw material shortages which would limit production capability of various Prepared Foods products.

•
Insurance and CARES Act – Although we maintain insurance policies for various risks, we do not believe most COVID-19 impacts will be covered by our policies. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of the employer portion of social security payments, and a number of income tax provisions. While we continue to examine the potential impacts, we do not anticipate the provisions related to income tax will have a significant impact on our financial statements. Early in the third quarter of fiscal 2020 we began implementing the deferral of the employer portion of social security payments and intend to continue that for the remainder of the year, which will have a favorable impact on liquidity. We currently estimate that the fiscal 2020 deferral amount will exceed $150 million. We are currently evaluating the refundable payroll tax credit provision but are not able to quantify the impact at this time.

•
Liquidity – We generated $1,260 million of operating cash flows during the six months ended March 28, 2020. At March 28, 2020, we had approximately $2,489 million of liquidity, which included availability under our revolving credit and term loan facilities after deducting amounts to backstop our short-term promissory notes ("commercial paper program"), and $437 million of cash and cash equivalents. We have $1,142 million of current debt. Combined with the cash expected to be generated from the Company’s operations, we anticipate that we will maintain sufficient liquidity to operate our business, make capital expenditures, pay dividends and address other needs including our ability to meet maturing debt obligations. However, we will continue to monitor the impact of COVID-19 on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times. This may include temporarily suspending share repurchases, suspending or reducing dividend payments or other cash preservation actions as necessary

•
Financial Condition – We continue to proactively manage the Company and its operations through the pandemic. The major challenge we face is the availability of team members to operate our production facilities as our production facilities are experiencing varying levels of absenteeism. We will continue to operate our production facilities with team member health and safety as a top priority. The COVID-19-related slowdowns and temporary closures drive higher labor and production costs which we expect to continue until the return of more normal conditions. Late in the second quarter, we experienced substantial COVID-19-related demand shifts away from foodservice and into retail, and we responded to the demand shifts by adjusting parts of our production capacity accordingly. Despite adjusting parts of our operational footprint, we do not expect higher retail volumes will fully offset the lost volumes from foodservice. Additionally, the price and mix of these volume shifts may result in lower margin realization. In addition, closures of pork facilities could have downstream impacts on the availability of raw material for parts of our Prepared Foods business, which could subsequently impact its ability to produce at current levels. Consequently, the challenges created by absenteeism and our proactive, temporary closings of production facilities due to COVID-19, adversely affects our operating costs and reduces what would otherwise be a stronger margin environment. However, we cannot predict the ultimate impact that COVID-19 will have on our short- and long-term demand at this time, as it will depend on, among other things, the severity and duration of the COVID-19 pandemic. Our liquidity is expected to be adequate to continue to run our operations and meet our obligations as they become due.

•
General – Sales grew 4% and 5% in the second quarter and first six months of fiscal 2020, respectively, compared to the second quarter and first six months of fiscal 2019, respectively, primarily due to the impact of acquisitions and increased average sales prices across all of our segments. Our operating income of $1,327 million was down slightly for the first six months of fiscal 2020, and operating income of $501 million was down for the second quarter of fiscal 2020, as strong Beef and Pork results were offset by a decline in Prepared Foods and Chicken results as well as volatile commodity markets resulting in derivative losses in the first six months of fiscal 2020. In the six months ended March 28, 2020, our results were impacted by $52 million of restructuring and related charges and $16 million of costs, net of insurance proceeds, associated with a fire at one of our beef production facilities. In the second quarter and six months ended March 30, 2019, our results were impacted by $11 million and $37 million, respectively, of acquisition related costs associated with the Keystone Foods acquisition and $8 million and $16 million, respectively, of restructuring and related charges. Additionally, direct incremental costs associated with COVID-19 during the second quarter of fiscal 2020, which were not material, primarily included personal protective equipment for employees, increased product and monetary donations to help affected communities, and guaranteed pay related to disruptions in shifts and sick time. These additional direct incremental COVID-19 costs exclude market related impacts that may have been driven in part by COVID-19 including such items as derivatives, deferred compensation investments and livestock lower-of-cost-or-net-realizable-value ("LCNRV") adjustments.

•
Market Environment – According to the United States Department of Agriculture (USDA), domestic protein production (beef, pork, chicken and turkey) increased approximately 7% in the second quarter of fiscal 2020 compared to the same period in fiscal 2019. We continue to monitor recent trade and tariff activity as well as COVID-19 and its potential impact to exports and input costs across all our segments. All segments experienced increased operating costs in the six months ended March 28, 2020. We pursue recovery of these increased costs through pricing. The Beef segment experienced strong demand and reduced live cattle costs. The Pork segment experienced strong export markets which helped offset rising livestock costs. The Chicken segment experienced challenging pricing conditions associated with increased domestic availability of supply and weak export markets. The Prepared Foods segment continued to experience growth in the consumer products channel in a period of increased raw material costs. We also experienced volatile commodity markets across all our segments, in part due to impacts caused by COVID-19. These volatile markets resulted in derivative losses of approximately $100 million, of which approximately $115 million was related to losses on mark-to-market open derivative positions and primarily impacted our Beef, Chicken and Prepared Foods segments. We expect to offset most of the mark-to-market losses in future periods from the related physical purchase transactions. Additionally, the market volatility contributed to approximately $20 million of expenses associated with livestock LCNRV adjustments in our Beef and Pork segments.

•	Margins – Our total operating margin was 4.6% in the second quarter of fiscal 2020. Operating margins by segment were as follows:

•	Beef – 2.7%

•	Pork – 7.3%

•	Chicken – 2.9%

•	Prepared Foods – 9.2%

•
Strategy – Our strategy is to sustainably feed the world with the fastest growing protein brands. We intend to achieve our strategy as we: grow our business by delivering superior value to consumers and customers; deliver fuel for growth and returns through commercial, operational and financial excellence; and sustain our company and our world for future generations.

•
On November 30, 2018, we acquired Keystone Foods, and its results from operations are included in the Chicken segment and International/Other. On June 3, 2019, we acquired Thai and European operations, and the results from operations of these businesses since their respective acquisition dates are included in International/Other for segment presentation. For further description of these transactions, refer to Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 2: Acquisitions.

•
In the first quarter of fiscal 2020, the Company approved a restructuring program (the "2020 Program"), which is expected to contribute to the Company's overall strategy of financial fitness through the elimination of overhead and consolidation of certain enterprise functions. As a result of this restructuring program, we expect savings of approximately $55 million and $65 million in fiscal 2020 and fiscal 2021, respectively. This restructuring program resulted in $39 million of pretax charges consisting of severance and employee related costs in the first six months of fiscal 2020. As part of this program, we estimate the elimination of approximately 500 positions across several areas and job levels with most of the eliminated positions originating from the corporate offices in Springdale, Arkansas and Chicago, Illinois. We do not anticipate future costs of this restructuring program to be significant. Additionally, in the fourth quarter of fiscal 2017, our Board of Directors approved a multi-year restructuring program (the “2017 Program”), which is expected to contribute to the Company’s overall strategy of financial fitness through increased operational effectiveness and overhead reduction. Through a combination of synergies from the integration of business acquisitions and additional elimination of non-valued added costs, the program is focused on supply chain, procurement and overhead improvements, and net savings are expected to be realized in the Prepared Foods and Chicken segments. For further description refer to Part I, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 6: Restructuring and Related Charges.

in millions, except per share data	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Net income attributable to Tyson	$364	$426	$921	$977
Net income attributable to Tyson – per diluted share	1.00	1.17	2.52	2.67
Second quarter – Fiscal 2020 – Net income attributable to Tyson included the following items:

•	$110 million pretax, or $0.23 per diluted share, due to gain from pension plan terminations
Six months – Fiscal 2020 – Net income attributable to Tyson included the following items:

•	$52 million pretax, or ($0.11) per diluted share, of restructuring and related charges.

•	$16 million pretax, or ($0.03) per diluted share, of Beef production facility fire costs, net of insurance proceeds.

•	$110 million pretax, or $0.23 per diluted share, due to gain from pension plan terminations
Second quarter – Fiscal 2019 – Net income attributable to Tyson included the following items:

•	$11 million pretax, or ($0.02) per diluted share, of Keystone Foods acquisition related costs.

•	$8 million pretax, or ($0.01) per diluted share, of restructuring and related charges.
Six months – Fiscal 2019 – Net income attributable to Tyson included the following items:

•
$37 million pretax, or ($0.08) per diluted share, of Keystone Foods purchase accounting and acquisition related costs, which included an $11 million purchase accounting adjustment for the amortization of the fair value step-up of inventory and $26 million of acquisition related costs.

•	$16 million pretax, or ($0.03) per diluted share, of restructuring and related charges.
Summary of Results
Sales

in millions	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Sales	$10,888	$10,443	$21,703	$20,636
Change in sales volume	2.6%		3.7%
Change in average sales price	1.6%		1.5%
Sales growth	4.3%		5.2%
Second quarter – Fiscal 2020 vs Fiscal 2019

•
Sales Volume – Sales were positively impacted by an increase in sales volume which accounted for an increase of $277 million, primarily driven by increased volumes in our Beef and Pork segments and incremental volumes from a business acquisition in International/Other.

•
Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $168 million. The increase in average sales price was primarily attributable to mix and the pass through of higher livestock and raw material costs in the Pork and Prepared Foods segments, partially offset by approximately $15 million of incremental discounted sales in the Prepared Foods segment.

Six months – Fiscal 2020 vs Fiscal 2019

•
Sales Volume – Sales were positively impacted by an increase in sales volume which accounted for an increase of $755 million, primarily driven by incremental volumes from business acquisitions in our Chicken segment and International/Other, partially offset by decreased sales volume in the first quarter of fiscal 2020 in our Beef segment due to a reduction in live cattle processing capacity from the temporary closure of a production facility as a result of a fire.

•
Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $312 million. The increase in average sales price was primarily attributable to strong demand in our Pork, Beef and Prepared Foods segments and the pass through of higher livestock and raw material costs in the Pork and Prepared Foods segments, partially offset by approximately $35 million of incremental discounted sales in the Prepared Foods segment.

Cost of Sales

in millions	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Cost of sales	$9,867	$9,251	$19,242	$18,089
Gross profit	$1,021	$1,192	$2,461	$2,547
Cost of sales as a percentage of sales	90.6%	88.6%	88.7%	87.7%
Second quarter – Fiscal 2020 vs Fiscal 2019

•	Cost of sales increased $616 million, which included a net increase of $141 million related to the impact of results from acquisitions.

•	For the remaining increase, higher sales volume increased cost of sales $48 million while higher input cost per pound increased cost of sales $427 million.

•	The $427 million impact of higher input cost per pound was impacted by:

•	Increase in raw material and other input costs of approximately $40 million as well as an increase in inventory write downs of approximately $15 million in our Prepared Foods segment.

•	Increase in live hog costs of approximately $95 million in our Pork segment.

•	Increase of approximately $25 million in our Chicken segment related to net increases in feed ingredient costs, growout expenses and outside meat purchases.

•
Increase due to net derivative losses of approximately $100 million in the second quarter of fiscal 2020, compared to net derivative losses of approximately $30 million in the second quarter of fiscal 2019 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.

•	Decrease in live cattle costs of approximately $30 million in our Beef segment.

•
The $48 million impact of higher sales volume, excluding the impact of acquisitions, was primarily driven by increased sales volume in our Beef and Pork segments due to strong demand, especially in the consumer products and export sales channels.

Six months – Fiscal 2020 vs Fiscal 2019

•	Cost of sales increased $1,153 million, which included a net increase of $637 million related to the impact of results from acquisitions.

•	For the remaining increase, lower sales volume decreased cost of sales $121 million while higher input cost per pound increased cost of sales $637 million.

•	The $637 million impact of higher input cost per pound was impacted by:

•	Increase in raw material and other input costs of approximately $100 million as well as an increase in inventory write downs of approximately $35 million in our Prepared Foods segment.

•	Increase in live hog costs of approximately $140 million in our Pork segment.

•	Increase of approximately $16 million in our Beef segment of costs, net of insurance proceeds, related to the fire at our production facility.

•	Increase of approximately $55 million in our Chicken segment related to net increases in feed ingredient costs, growout expenses and outside meat purchases.

•
Increase due to net derivative losses of approximately $55 million for the first six months of fiscal 2020, compared to net derivative losses of approximately $35 million for the first six months of fiscal 2019 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.

•	Decrease in live cattle costs of approximately $40 million in our Beef segment.

•
The $121 million impact of lower sales volume, excluding the impact of acquisitions, was primarily driven by decreased sales volume in our Beef segment due to a reduction in live cattle processing capacity from the temporary closure of a production facility in the first quarter of fiscal 2020 as a result of a fire partially offset by increased sales volume in our Beef and Pork segments in the second quarter of fiscal 2020.

Selling, General and Administrative

in millions	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Selling, general and administrative expense	$520	$557	$1,134	$1,105
As a percentage of sales	4.8%	5.3%	5.2%	5.4%
Second quarter – Fiscal 2020 vs Fiscal 2019

•	Decrease of $37 million in selling, general and administrative was primarily driven by:

•	Decrease of $29 million in incentive-based compensation.

•	Decrease of $25 million in professional fees and merger and integration costs.

•	Decrease of $12 million in marketing, advertising and promotion expenses.

•	Decrease of $6 million due to restructuring and related charges.

•	Increase of $17 million of net losses from our deferred compensation plans.

•	Increase of $15 million from fiscal 2019 acquisitions not owned by Tyson in the second quarter of fiscal 2019.

•	Increase of $10 million from donations.
Six months – Fiscal 2020 vs Fiscal 2019

•	Increase of $29 million in selling, general and administrative was primarily driven by:

•	Increase of $45 million from fiscal 2019 acquisitions not owned by Tyson for all of the first six months of fiscal 2019.

•	Increase of $30 million due to restructuring and related charges.

•	Increase of $18 million from technology related costs.

•	Increase of $12 million from donations.

•	Decrease of $50 million in professional fees and merger and integration costs.

•	Decrease of $27 million in incentive-based compensation.
Interest Expense

in millions	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Cash interest expense	$122	$123	$245	$225
Non-cash interest expense	(3)	(4)	(6)	(7)
Total interest expense	$119	$119	$239	$218
Second quarter and six months– Fiscal 2020 vs Fiscal 2019

•
Cash interest expense primarily included interest expense related to our senior notes and commercial paper, in addition to commitment fees incurred on our revolving credit facility. The increase in cash interest expense in fiscal 2020 was primarily due to debt issued in connection with business acquisitions and higher interest rates.

Other (Income) Expense, net

in millions	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Total other (income) expense, net	$(106)	$(7)	$(122)	$(10)
Six months – Fiscal 2020

•	Included $110 million of gains related to pension plan terminations.
Six months – Fiscal 2019

•
Included $16 million of insurance proceeds and other income and $11 million of equity earnings in joint ventures, partially offset by $19 million of net periodic pension and postretirement benefit cost primarily related to a pension plan settlement.

Effective Tax Rate

Three Months Ended		Six Months Ended
March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
25.3%	18.5%	23.7%	20.9%

Our effective income tax rate was 25.3% for the second quarter of fiscal 2020 compared to 18.5% for the same period of fiscal 2019, and the effective income tax rates for the first six months of fiscal 2020 and 2019 were 23.7% and 20.9%, respectively. The effective tax rates for the second quarter and first six months of fiscal 2020 and 2019 include the impact of state taxes. Additionally, the effective tax rates for the second quarter and first six months of fiscal 2019 include a deferred tax benefit resulting from final transition tax regulations released in the second quarter of fiscal 2019 and a benefit due to expirations of statutes of limitations.
Segment Results
We operate in four segments: Beef, Pork, Chicken, and Prepared Foods. The following table is a summary of sales and operating income (loss), which is how we measure segment profit.

in millions	Sales
	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Beef	$3,979	$3,884	$7,817	$7,810
Pork	1,266	1,172	2,645	2,351
Chicken	3,397	3,407	6,689	6,522
Prepared Foods	2,080	2,027	4,220	4,176
International/Other	465	277	963	420
Intersegment sales	(299)	(324)	(631)	(643)
Total	$10,888	$10,443	$21,703	$20,636

in millions	Operating Income (Loss)
	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Beef	$109	$156	$519	$461
Pork	93	100	284	195
Chicken	99	141	156	301
Prepared Foods	191	245	349	510
International/Other	9	(7)	19	(25)
Total	$501	$635	$1,327	$1,442

Beef Segment Results

in millions	Three Months Ended			Six Months Ended
	March 28, 2020	March 30, 2019	Change	March 28, 2020	March 30, 2019	Change
Sales	$3,979	$3,884	$95	$7,817	$7,810	$7
Sales volume change			2.7%			(2.8)%
Average sales price change			(0.3)%			2.9%
Operating income	$109	$156	$(47)	$519	$461	$58
Operating margin	2.7%	4.0%		6.6%	5.9%
Second quarter and six months – Fiscal 2020 vs Fiscal 2019

•
Sales Volume – Sales volume increased in the second quarter of fiscal 2020 due to stronger demand for our beef products but decreased for the first six months of fiscal 2020 due to a reduction in live cattle harvest capacity as a result of a fire that caused the temporary closure of a production facility for the majority of the first quarter of fiscal 2020.

•	Average Sales Price – Average sales price was relatively flat in the second quarter of fiscal 2020 and increased in the first six months of fiscal 2020 as beef demand remained strong.

•
Operating Income – Operating income in the second quarter of fiscal 2020 decreased as the result of volatile market conditions, increased operating costs and approximately $55 million of derivative losses. Operating income in the first six months of fiscal 2020 increased as we continued to maximize our revenues relative to live fed cattle costs, partially offset by increased operating costs, derivative losses and $16 million of net incremental costs from a production facility fire.

Pork Segment Results

in millions	Three Months Ended			Six Months Ended
	March 28, 2020	March 30, 2019	Change	March 28, 2020	March 30, 2019	Change
Sales	$1,266	$1,172	$94	$2,645	$2,351	$294
Sales volume change			2.0%			4.6%
Average sales price change			6.0%			7.9%
Operating income	$93	$100	$(7)	$284	$195	$89
Operating margin	7.3%	8.5%		10.7%	8.3%
Second quarter and six months – Fiscal 2020 vs Fiscal 2019

•
Sales Volume – Sales volume increased in the second quarter and first six months of fiscal 2020 due to increased domestic availability of live hogs and strong demand for our pork products, especially in the consumer products and export sales channels during the second quarter.

•	Average Sales Price – Average sales price increased in the second quarter and first six months of fiscal 2020 associated with higher livestock costs and stronger export markets.

•
Operating Income – Operating income was relatively flat in the second quarter of fiscal 2020 and increased in the first six months of 2020 as we maximized our revenues relative to the live hog markets, partially attributable to favorable export markets and improved operational performance, which were slightly offset by higher operating costs.

Chicken Segment Results

in millions	Three Months Ended			Six Months Ended
	March 28, 2020	March 30, 2019	Change	March 28, 2020	March 30, 2019	Change
Sales	$3,397	$3,407	$(10)	$6,689	$6,522	$167
Sales volume change			(1.5)%			1.4%
Average sales price change			1.2%			1.2%
Operating income	$99	$141	$(42)	$156	$301	$(145)
Operating margin	2.9%	4.1%		2.3%	4.6%

Second quarter and six months – Fiscal 2020 vs Fiscal 2019

•
Sales Volume – Sales volume decreased in the second quarter of fiscal 2020 due to lower volume from our rendering and blending business. Sales volume increased in the first six months of fiscal 2020 primarily due to incremental volume from a business acquisition in the first quarter of fiscal 2019, partially offset by lower volume from our rendering and blending business.

•
Average Sales Price – Average sales price increased in the second quarter and first six months of fiscal 2020 due to lower rendering and blending sales, which carry a lower average sales price, largely offset by broadly weaker chicken pricing as a result of market conditions.

•
Operating Income – Operating income decreased in the second quarter and first six months of fiscal 2020 primarily from challenging pricing conditions and an approximately $40 million increase in net feed ingredient costs and derivative losses in addition to $21 million in restructuring costs incurred in the first six months of fiscal 2020.

Prepared Foods Segment Results

in millions	Three Months Ended			Six Months Ended
	March 28, 2020	March 30, 2019	Change	March 28, 2020	March 30, 2019	Change
Sales	$2,080	$2,027	$53	$4,220	$4,176	$44
Sales volume change			(0.1)%			(1.6)%
Average sales price change			2.7%			2.7%
Operating income	$191	$245	$(54)	$349	$510	$(161)
Operating margin	9.2%	12.1%		8.3%	12.2%
Second quarter and six months – Fiscal 2020 vs Fiscal 2019

•
Sales Volume – Sales volume was flat for the second quarter but decreased for the first six months of fiscal 2020 as growth in volume across the consumer products channel was offset by a reduction in the foodservice channel and other intrasegment sales channel shifts.

•	Average Sales Price – Average sales price increased in the second quarter and first six months of fiscal 2020 due to favorable product mix and the pass through of increased raw material costs.

•
Operating Income – Operating income decreased primarily due to increased operating costs, including $65 million and $125 million increases in net raw material costs and derivative losses in the second quarter and first six months of fiscal 2020, respectively. Additionally, operating income was impacted by $22 million restructuring costs incurred in the first six months of fiscal 2020.

International/Other Results

in millions	Three Months Ended			Six Months Ended
	March 28, 2020	March 30, 2019	Change	March 28, 2020	March 30, 2019	Change
Sales	$465	$277	$188	$963	$420	$543
Operating income/(loss)	$9	$(7)	$16	$19	$(25)	$44
Second quarter and six months – Fiscal 2020 vs Fiscal 2019

•
Sales – Sales increased in the second quarter and first six months of fiscal 2020 primarily from the incremental sales from the acquisition of our Thai and European operations as well as strong demand in our China operations. Sales also increased in the first six months of fiscal 2020 from the incremental sales from the acquisition of Keystone Foods.

•
Operating Income/(Loss) – Operating income increased in the second quarter and first six months of fiscal 2020 primarily from better performance in our China operations and inclusion of results from the Keystone Foods and Thai and European operations acquisitions.

LIQUIDITY AND CAPITAL RESOURCES
Our cash needs for working capital, capital expenditures, growth opportunities, repurchases of senior notes, repayment of maturing debt, the payment of dividends and share repurchases are expected to be met with current cash on hand, cash flows provided by operating activities or short-term borrowings. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may take advantage of opportunities to generate additional liquidity or refinance existing debt through capital market transactions. The amount, nature and timing of any capital market transactions will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions. In addition, we will continue to monitor the impact of COVID-19 on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times. This may include temporarily suspending share repurchases, suspending or reducing dividend payments or other cash preservation actions as necessary.
Cash Flows from Operating Activities

in millions	Six Months Ended
	March 28, 2020	March 30, 2019
Net income	$928	$982
Non-cash items in net income:
Depreciation and amortization	581	523
Deferred income taxes	46	4
Other, net	(35)	69
Net changes in operating assets and liabilities	(260)	(639)
Net cash provided by operating activities	$1,260	$939

•	Cash flows associated with net changes in operating assets and liabilities for the six months ended:

•	March 28, 2020 – Decreased primarily from decreased accounts payable and increased accounts receivable. The changes in these balances are largely due to timing of payments and sales.

•
March 30, 2019 – Decreased primarily due to increased inventory and decreased accounts payable and income taxes payable. The increase in inventory is primarily due to planned inventory builds. The decrease in accounts payable is primarily due to timing of sales and payments.

Cash Flows from Investing Activities

in millions	Six Months Ended
	March 28, 2020	March 30, 2019
Additions to property, plant and equipment	$(624)	$(656)
Purchases of marketable securities, net	(17)	(1)
Acquisitions, net of cash acquired	—	(2,141)
Proceeds from sale of business	29	—
Acquisition of equity investments	(184)	—
Other, net	(81)	32
Net cash used for investing activities	$(877)	$(2,766)

•
Additions to property, plant and equipment included spending for production growth, safety and animal well-being, in addition to acquiring new equipment, infrastructure replacements and upgrades to maintain competitive standing and position us for future opportunities. We expect capital spending for fiscal 2020 to approximate $1.2 billion.

•
Acquisitions, net of cash acquired, related to the acquisition of Keystone Foods in the first quarter of fiscal 2019. For further description refer to Part I, Item I, Notes to the Consolidated Condensed Financial Statements, Note 2: Acquisitions.

•
Acquisition of equity investments relates to the purchase of a 40% interest in a vertically integrated Brazilian poultry producer and a 50% interest in a joint venture serving the worldwide fats and oils market.

•	Other, net for the first six months of fiscal 2020 primarily included deposits for capital expenditures.

Cash Flows from Financing Activities

in millions	Six Months Ended
	March 28, 2020	March 30, 2019
Proceeds from issuance of debt	$68	$4,600
Payments on debt	(62)	(1,849)
Borrowings on revolving credit facility	1,210	335
Payments on revolving credit facility	(1,080)	(335)
Proceeds from issuance of commercial paper	12,886	10,145
Repayments of commercial paper	(12,885)	(10,567)
Purchases of Tyson Class A common stock	(196)	(146)
Dividends	(301)	(269)
Stock options exercised	28	24
Other, net	(7)	(26)
Net cash provided by (used for) financing activities	$(339)	$1,912

•
During the first six months of fiscal 2019, proceeds of $4,600 million from issuance of debt included $1,800 million proceeds from the issuance of a 364-day term loan for the initial financing of the Keystone Foods acquisition and subsequent issuance of $2,800 million senior unsecured notes which were primarily used to extinguish our 364-day term loan and to repay commercial paper obligations used to fund the Keystone Foods acquisition as well as to fund all or a portion of the purchase price for the pending acquisition of the BRF Thai and European operations.

•	During the first six months of fiscal 2019, we extinguished the $1,800 million outstanding balance of our 364-day term loan using proceeds received from the issuance of debt and cash on hand.

•
On March 27, 2020, we executed a new $1.5 billion term loan facility to repay our commercial paper, repay outstanding balances under our revolving credit facility and for general liquidity purposes. On April 1, 2020, we borrowed the full $1.5 billion available under the term loan facility and used it to repay the $1.0 billion of outstanding commercial paper obligations and to repay the $200 million outstanding balance under the revolving credit facility.

•
During the first six months of fiscal 2020, the net impact from our commercial paper activity was not significant. During the first six months of fiscal 2019, we had net repayments of $422 million pursuant to our commercial paper program.

•	Purchases of Tyson Class A stock included:

•	$150 million and $100 million of shares repurchased pursuant to our share repurchase program during the six months ended March 28, 2020, and March 30, 2019, respectively.

•	$46 million of shares repurchased to fund certain obligations under our equity compensation programs during the six months ended March 28, 2020, and March 30, 2019.

•	Dividends paid during the six months ended March 28, 2020 reflected a 12% increase to our fiscal 2019 quarterly dividend rate.
Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available at March 28, 2020
Cash and cash equivalents					$437
Short-term investments					2
Term loan facility	March 2022	1,500	$—	$—	1,500
Revolving credit facility	March 2023	1,750	$—	$200	1,550
Commercial paper					(1,000)
Total liquidity					$2,489

•	Liquidity includes cash and cash equivalents, short-term investments, and availability under our revolving credit and term loan facilities, less outstanding commercial paper balance.

•	At March 28, 2020, we had current debt of $1,142 million, which we intend to refinance or repay with cash generated from our operating activities and other existing or new liquidity sources.

•
On April 1, we borrowed the full $1.5 billion available under the term loan facility and used the proceeds to repay $1.0 billion of outstanding commercial paper obligations and to repay the $200 million outstanding balance under the revolving credit facility.

•
The revolving credit facility supports our short-term funding needs and also serves to backstop our commercial paper program. Our maximum borrowing under the revolving credit facility during the three months ended March 28, 2020, was $390 million.

•	We expect net interest expense to approximate $475 million for fiscal 2020.

•
Our current ratio was 1.61 to 1 and 1.30 to 1 at March 28, 2020 and September 28, 2019, respectively. The increase in fiscal 2020 was primarily due to reduced current debt from refinancing the commercial paper obligations.

•
At March 28, 2020, approximately $410 million of our cash was held in the accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. We manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. We intend to repatriate excess cash (net of applicable withholding taxes) not subject to regulatory requirements and to indefinitely reinvest outside of the United States the remainder of cash held by foreign subsidiaries. We do not expect the regulatory restrictions or taxes on repatriation to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.

Capital Resources
Credit and Term Loan Facilities
Cash flows from operating activities and cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $1.75 billion, to provide additional liquidity for working capital needs and to backstop our commercial paper program. Additionally, at March 28, 2020, we had a $1.5 billion committed term loan facility.
At March 28, 2020, amounts available for borrowing under our revolving credit and term loan facilities totaled $3.05 billion, before deducting amounts to backstop our commercial paper program. On April 1, 2020, we borrowed the full $1.5 billion available under the term loan facility and used it to repay $1.0 billion of outstanding commercial paper obligations and to repay the $200 million outstanding balance under the revolving credit facility. Our revolving credit facility is funded by a syndicate of 39 banks, with commitments ranging from $0.3 million to $123 million per bank. Our term loan facility is funded by a syndicate of 5 banks, with commitments ranging from $200 million to $350 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.
Commercial Paper Program
Our commercial paper program provides a low-cost source of borrowing to fund general corporate purposes including working capital requirements. The maximum borrowing capacity under the commercial paper program is $1 billion. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. As of March 28, 2020, $1 billion was outstanding under this program with maturities of less than 15 days. On April 1, 2020, we repaid the outstanding balance of the commercial paper using proceeds from the term loan facility. Our ability to access commercial paper in the future may be limited or its costs increased, due to the current market environment which has been impacted in part by COVID-19.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At March 28, 2020, and September 28, 2019, the ratio of our net debt to EBITDA was 2.9x and 2.9x, respectively. Refer to Part I, Item 3, EBITDA Reconciliations, for an explanation and reconciliation to comparable GAAP measures.
Credit Ratings
Revolving Credit Facility
Standard & Poor's Rating Services', a Standard & Poor's Financial Services LLC business ("S&P"), applicable rating is "BBB+."
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
Debt Covenants
Our revolving credit and term loan facilities contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; make acquisitions and investments; dispose of or transfer assets; change the nature of our business; engage in certain transactions with affiliates; and enter into hedging transactions, in each case, subject to certain qualifications and exceptions. In addition, we are required to maintain minimum interest expense coverage and maximum debt-to-capitalization ratios. Our senior notes also contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens; engage in certain sale/leaseback transactions; and engage in certain consolidations, mergers and sales of assets. We were in compliance with all debt covenants at March 28, 2020 and we project that we will maintain compliance for the foreseeable future.
RECENTLY ISSUED/ADOPTED ACCOUNTING PRONOUNCEMENTS
Refer to the discussion of recently issued/adopted accounting pronouncements under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies.
CRITICAL ACCOUNTING ESTIMATES
We consider accounting policies related to: contingent liabilities; revenue recognition; accrued self-insurance; defined benefit pension plans; impairment of long-lived assets and definite life intangibles; impairment of goodwill and indefinite life intangible assets; business combinations; and income taxes to be critical accounting estimates. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 28, 2019. Refer to Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies, for updates to our significant accounting policies during the six months ended March 28, 2020. These critical accounting policies require us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We have considered the impact of the global COVID-19 pandemic on our consolidated condensed financial statements. Although COVID-19 has not significantly impacted our consolidated condensed financial statements as of March 28, 2020 and for the three and six month periods then ended, it may have future impacts especially if the severity worsens or duration lengthens. These impacts could include risks and uncertainty related to worker availability, our ability to operate production facilities, demand-driven production facility closures, shifts in demand between sales channels and market volatility in our supply chain. Consequently, this may subject us to future risk of material goodwill, intangible and long-lived asset impairments, increased reserves for uncollectible accounts, and adjustments for inventory and market volatility for items subject to fair value measurements such as derivatives and investments.
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

Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (ii) market conditions for finished products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (iii) outbreak of a livestock disease (such as African swine fever (ASF), avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an adverse effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to access certain domestic and foreign markets; (iv) the effectiveness of our financial fitness program; (v) the implementation of an enterprise resource planning system; (vi) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (vii) changes in availability and relative costs of labor and contract farmers and our ability to maintain good relationships with employees, labor unions, contract farmers and independent producers providing us livestock; (viii) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (ix) changes in consumer preference and diets and our ability to identify and react to consumer trends; (x) effectiveness of advertising and marketing programs; (xi) our ability to leverage brand value propositions; (xii) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xiii) impairment in the carrying value of our goodwill or indefinite life intangible assets; (xiv) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws; (xv) adverse results from litigation; (xvi) cyber incidents, security breaches or other disruptions of our information technology systems; (xvii) our ability to make effective acquisitions or joint ventures and successfully integrate newly acquired businesses into existing operations; (xiii) risks associated with our commodity purchasing activities; (xix) the effect of, or changes in, general economic conditions; (xx) significant marketing plan changes by large customers or loss of one or more large customers; (xxi) impacts on our operations caused by factors and forces beyond our control, such as natural disasters, fire, bioterrorism, pandemics or extreme weather; (xxii) failure to maximize or assert our intellectual property rights; (xxiii) our participation in multiemployer pension plans; (xxiv) the Tyson Limited Partnership’s ability to exercise significant control over the Company; (xxv) effects related to changes in tax rates, valuation of deferred tax assets and liabilities, or tax laws and their interpretation; (xxvi) volatility in capital markets or interest rates; (xxvii) risks associated with our failure to integrate Keystone Foods’ operations or to realize the targeted cost savings, revenues and other benefits of the acquisition; (xxviii) pandemics or disease outbreaks, such as the global novel coronavirus (COVID-19), may disrupt consumption and trade patterns, supply chains, and production processes, which could materially affect our operations and results of operations; (xxix) the outbreak of the COVID-19 global pandemic and associated responses has had, and is expected to continue to have, an adverse impact on our business and operations; and (xxx) those factors listed under Item 1A. “Risk Factors” in this report and Part I, Item 1A. “Risk Factors” included in our Annual Report filed on Form 10-K for the year ended September 28, 2019, and our Current Report on Form 8-K filed March 13, 2020.

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

Commodities Risk: We purchase certain commodities, such as grains and livestock in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily forwards and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. We generally do not hedge anticipated transactions beyond 18 months. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of March 28, 2020, and September 28, 2019, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted forward and option prices. The market risk exposure analysis included both derivatives designated as hedge instruments and derivatives not designated as hedge instruments.

Effect of 10% change in fair value		in millions
	March 28, 2020	September 28, 2019
Livestock:
Live Cattle	$15	$19
Lean Hogs	4	17
Grain:
Corn	38	39
Soy Meal	35	31
Interest Rate Risk: At March 28, 2020, we had variable rate debt of $2,008 million with a weighted average interest rate of 2.1%. A hypothetical 10% increase in interest rates effective at March 28, 2020, and September 28, 2019, would not have a significant effect on variable interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At March 28, 2020, we had fixed-rate debt of $10,112 million with a weighted average interest rate of 4.4%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $94 million at March 28, 2020, and $184 million at September 28, 2019. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
We have $400 million total notional amount of interest rate swaps at March 28, 2020 as part of our risk management activities to hedge a portion of our exposure to changes in interest rates. A hypothetical 10% decrease in interest rates would have a minimal effect on interest expense.
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
Foreign Currency Risk: We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Australian dollar, the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Malaysian ringgit, the Mexican peso, and the Thai baht. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates related to the foreign exchange forward and option contracts would have had a $49 million and $15 million impact on pretax income at March 28, 2020, and September 28, 2019 respectively.
Concentration of Credit Risk: Refer to our market risk disclosures set forth in our 2019 Annual Report filed on Form 10-K for the year ended September 28, 2019, for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2019 Annual Report.

EBITDA Reconciliations
A reconciliation of net income to EBITDA is as follows (in millions, except ratio data):

	Six Months Ended		Fiscal Year Ended	Twelve Months Ended
	March 28, 2020	March 30, 2019	September 28, 2019	March 28, 2020

Net income	$928	$982	$2,035	$1,981
Less: Interest income	(6)	(7)	(11)	(10)
Add: Interest expense	239	218	462	483
Add: Income tax expense	288	259	396	425
Add: Depreciation	438	386	819	871
Add: Amortization (a)	138	131	267	274
EBITDA	$2,025	$1,969	$3,968	$4,024

Total gross debt			$11,932	$12,120
Less: Cash and cash equivalents			(484)	(437)
Less: Short-term investments			(1)	(2)
Total net debt			$11,447	$11,681

Ratio Calculations:
Gross debt/EBITDA			3.0x	3.0x
Net debt/EBITDA			2.9x	2.9x

(a)
Excludes the amortization of debt issuance and debt discount expense of $5 million and $6 million for the six months ended March 28, 2020, and March 30, 2019, respectively, $12 million for the fiscal year ended September 28, 2019, and $11 million for the twelve months ended March 28, 2020, as it is included in interest expense.

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
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of March 28, 2020, our disclosure controls and procedures were effective.
During fiscal 2019, we implemented the primary phase of a new Enterprise Resource Planning system (“ERP”). The implementation will continue in additional phases over the next year. We concluded, as part of our evaluation, that the implementation of the ERP has not materially affected our internal control over financial reporting.
In the second quarter ended March 28, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Refer to the description of certain legal proceedings pending against us under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 18: Commitments and Contingencies, which discussion is incorporated herein by reference. Listed below are certain additional legal proceedings involving the Company and/or its subsidiaries.
On June 6, 2019, our poultry rendering facility in Hanceville, Alabama, acquired from American Proteins, Inc. in 2018, experienced a release of partially treated wastewater that reached a nearby river and resulted in a fish kill. We took remediation efforts following the release to mitigate impacts. The State of Alabama filed suit against Tyson Farms, Inc. on April 29, 2020 for the June 6, 2019 release, as well as a prior release. Related civil suits have also been filed, which include individual and collective claims for compensatory and punitive damages against us and other defendants for alleged contamination of the local water supply, property damage, diminution in property values, loss of recreational waterway use, lost non-profit revenue and business damages. Certain plaintiffs also allege that the facility’s historical and ongoing operations constitute a nuisance under Alabama law and are also seeking injunctive relief.
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
On December 19, 2019, Olean Wholesale Grocery Cooperative, Inc. and John Gross and Company, Inc., acting on behalf of themselves and a putative class of all persons and entities who purchased turkey directly from a defendant or alleged co-conspirator during the class period of January 1, 2010 to January 1, 2017, filed a class action against us, turkey suppliers, and Agri Stats, Inc. in the United States District Court for the Northern District of Illinois. Plaintiffs allege, among other things, that the defendants entered into an agreement to exchange competitively sensitive information regarding turkey supply, production and pricing plans, all with the intent to artificially inflate the price of turkey, in violation of the Sherman Act. Plaintiffs are seeking treble damages, pre- and post-judgment interest, costs and attorneys’ fees on behalf of the putative class. On April 13, 2020, Sandee's Catering filed a similar complaint in the United States District Court for the Northern District of Illinois on behalf of itself and a putative class of all commercial and institutional indirect purchasers of turkey that purchased directly from a defendant or alleged co-conspirator during the class period of January 1, 2010 to January 1, 2017, alleging claims based on the Sherman Act and various state law causes of action. The plaintiffs are seeking treble damages, pre- and post-judgment interest, costs, and attorneys' fees on behalf of the putative class.
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
In addition to the risk factors listed in Part I, Item 1A. "Risk Factors” in our Annual Report on Form 10-K for the year ended September 28, 2019, and our Current Report on Form 8-K filed March 13, 2020, we are subject to the following risk factor. This risk factor, in addition to the risk factors in our Annual Report on Form 10-K for the year ended September 28, 2019, and our Current Report on Form 8-K filed March 13, 2020, should be considered carefully with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations.
The outbreak of the COVID-19 global pandemic and associated responses has had, and is expected to continue to have, an adverse impact on our business and operations.
The COVID-19 pandemic has negatively affected many parts of our business and operations and has had a negative impact on economic activity globally. In response to the COVID-19 pandemic, various jurisdictions have attempted to implement or have implemented measures designed to contain the spread of the virus, including travel restrictions, stay-at-home or shelter-in-place orders and shutdowns of non-essential businesses. These actions and the broader economic impact of the COVID-19 pandemic could have an adverse effect on our business, results of operations and financial condition.
We have experienced closures of certain of our production facilities in connection with government mandated or recommended business shutdowns due to a number of factors including implementing additional safety measures, testing of our team members and high team member absenteeism, and we are operating on reduced hours or at reduced volumes at a number of our other facilities. While these closures or reductions have not yet had a material impact on our results of operations, additional or extended shutdowns or reduced operations at our facilities could have an adverse impact on our ability to operate our business and on our results of operations. This is due, in part, to an increase in operating costs in connection with our continuing to pay team members employed at non-operating facilities and higher costs associated with ensuring the continued health and safety of team members including by checking team members’ temperatures, providing additional personal protective equipment, deep cleaning facilities, and encouraging sick team members to stay home by providing enhanced employee benefits.
Workforce limitations and travel restrictions resulting from COVID-19 and related government actions have adversely impacted, and will likely continue to adversely impact, many aspects of our business. A number of our team members at several plant locations have tested positive for COVID-19. These team members and in some cases those working in close contact with diagnosed persons are required to be quarantined, which has led to a decrease in our available workforce in some locations. If a significant percentage of our workforce is unable to work, including because of illness or travel or government restrictions in connection with COVID-19, this could have an adverse effect on our operations and results of operations.
We are also experiencing disruption and volatility in our supply chain, which has resulted, and may continue to result, in increased costs for certain raw materials. The spread of COVID-19 has also disrupted and may continue to disrupt logistics necessary to import, export, and deliver products to us and our customers. Ports and other channels of entry have been closed or are operating at only a portion of capacity, as workers have been prohibited or otherwise unable to report to work, and means of transporting products within regions or countries may be limited for the same reason. We have recently experienced particular challenges in container port capacities in response to COVID-19. Other supply chain risks associated with the COVID-19 pandemic include but is not limited to shutdowns or reduced operations at our suppliers’ facilities, the continued inability of some of our contract producers to manage their livestock, supply chain disruptions for feed grains, changes in consumer orders due to shipping consumer patterns, changes in livestock and protein market prices, further increases in front-line employee compensation and additional disruptions in logistics or the distribution chain for our products. In addition, our operations, or those of independent contract poultry producers and producers who provide the live animals to our production operations, may become more limited in their ability to procure, deliver, or produce our food products because of transport restrictions related to quarantines or travel bans and the closure of certain of our production facilities.
We have recently experienced a significant shift in demand for our products from foodservice to retail channels, as schools and in-dining restaurants have closed across the United States and other countries. These shifts in demand and other impacts from COVID-19 have adversely impacted our business. We have and we expect to continue to experience temporary closures or reduction of certain of our production capacity that service the foodservice channel in connection with this change in demand. A prolonged shutdown of schools and in-dining restaurants could have an adverse effect on our business and results of operations. In addition, in the event of a protracted period of economic downturn, demand for our foodservice products may remain below expectations or decrease further, and demand for our retail consumption products may also decrease, which could have an adverse impact on our results of operations.

Governmental authorities at the federal, state and local levels may increase or impose new or stricter social distancing directives, stay-at-home restrictions, travel bans, quarantines, workforce and workplace restrictions or other measures related to COVID-19. Such actions could cause us to incur additional costs, including any incremental costs to comply with such measures, and may impact our ability to operate production facilities at full capacity which could have an adverse impact on our operations and results of operations.
We also face other risks associated with the COVID-19 pandemic, including, but not limited to:

•	continued commodity cost volatility, which may increase our costs and expenses;

•	additional increase in input cost may not be adequately captured through pricing;

•	an increase in consumer demand in our retail channel, such as grocery stores, club stores, and value stores, which has and may continue to strain our supply chain;

•
an increase in working capital needs and/or an increase in trade accounts receivable write-offs (and associated reserves) as a result of increased financial pressures on our suppliers or customers who are not able to pay in a timely manner or at all;

•	a decrease in demand resulting from restrictions on public gatherings and interactions that limit the opportunity for our customers and consumers to purchase and consume our products;

•
adverse changes to the global economy may subject us to risk of material intangible and long-lived asset impairments, adjustments for inventory and market volatility for items subject to fair value measurements such as derivatives and investments;

•	a need to preserve liquidity, which could result in a reduction or suspension of our quarterly dividend or delays in implementing or an inability to implement our strategic planning initiatives;

•	an inability to access our preferred sources of liquidity, including commercial paper and investment grade credit markets, which could negatively impact our liquidity and financial condition;

•
a credit rating downgrade of our corporate debt and an increase in the cost or the difficulty to obtain debt or equity financing, or to refinance our debt in the future, could affect our financial condition or our ability to fund operations or future investment opportunities;

•
an inability to effectively implement our marketing and advertising activities to reflect changing consumer shopping habits due to, among other things, reduced in-person shopping and travel restrictions;

•	a shift in consumer spending as a result of an economic downturn, which could result in consumers moving to private label or lower price products; and

•	a continued decrease in demand at restaurants or other away from home dining, which adversely affects our foodservice business.
To the extent the COVID-19 outbreak adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the risk factors included in the Annual Report on Form 10-K for the fiscal year ended September 28, 2019 and in our other filings with the SEC. The severity and duration of the current COVID-19 pandemic and actions taken by governmental authorities and other third parties in response are unknown and are impossible to predict with certainty. Any of these disruptions could adversely impact our business and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Dec. 29, 2019 to Jan. 25, 2020	103,590		$90.91	—		19,539,848
Jan. 26, 2020 to Feb 29, 2020	459,812		76.99	413,819		19,126,029
Mar. 1, 2020 to Mar. 28, 2020	285,514		66.33	275,001		18,851,028
Total	848,916	(2)	$75.10	688,820	(3)	18,851,028

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

(2)
We purchased 160,096 shares during the period that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 133,664 shares purchased in open market transactions and 26,432 shares withheld to cover required tax withholdings on the vesting of restricted stock.

(3)	These shares were purchased during the period pursuant to our previously announced stock repurchase program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information
Effective May 1, 2020, the Company’s board of directors appointed Stewart Glendinning, age 55, the Company’s current Executive Vice President and Chief Financial Officer, as Interim Chief Accounting Officer.  Mr. Glendinning has served as the Company’s Executive Vice President since November 2017 and Executive Vice President and Chief Financial Officer since February 2018. Mr. Glendinning has no family relationships with any existing director or executive officer.  Prior to joining the Company in November 2017, Mr. Glendinning served as President and Chief Executive Officer of the Molson Coors International business unit of Molson Coors Brewing Company since October 2016, and previously served as President and Chief Executive Officer of Molson Coors Canada from January 2013 to October 2016.  There are no arrangements or understandings between Mr. Glendinning and any other persons pursuant to which he was selected as the Company’s Interim Chief Accounting Officer. There are no transactions involving the Company and Mr. Glendinning requiring disclosure pursuant to Item 404(a) of Regulation S-K. Compensation payable to Mr. Glendinning is described in the Company’s most recent Proxy Statement for its Annual Meeting of Shareholders filed with the SEC on December 20, 2019. No additional compensation is payable to Mr. Glendinning in connection with his appointment as Interim Chief Accounting Officer.

Item 6.	Exhibits
The following exhibits are filed with this report.

Exhibit No.	Exhibit Description

3.1
Sixth Amended and Restated By-Laws of the Company (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2020, Commission File No. 001-14704, and incorporated herein by reference).

10.1
Term Loan Agreement, dated as of March 27, 2020, among the Company, the lenders party thereto, and Morgan Stanley Senior Funding, Inc. as administrative agent (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 1, 2020, Commission File No. 001-14704, and incorporated herein by reference).

10.2
First Amendment to the Amended and Restated Credit Agreement, dated as of January 24, 2020, among the Company, the subsidiary borrowers party thereto, and lenders party thereto and JPMorgan Chase Bank, N.A. as the Administrative Agent (previously filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 2019, Commission File No. 001-14704, and incorporated herein by reference).

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

101
The following information from our Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Shareholders' Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104	Cover Page Interactive Data File formatted in iXBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: May 4, 2020	/s/ Stewart Glendinning
Stewart Glendinning
Executive Vice President, Chief Financial Officer, and interim Chief Accounting Officer