Form 10-Q
period 2020-06-27
TYSON FOODS, INC.
filed 2020-08-03
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 27, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 27, 2020.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	294,251,100
Class B Common Stock, $0.10 Par Value (Class B stock)	70,010,355
Class B stock is not listed for trading on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis.
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Sales	$10,022	$10,885	$31,725	$31,521
Cost of Sales	8,709	9,549	27,951	27,638
Gross Profit	1,313	1,336	3,774	3,883
Selling, General and Administrative	538	555	1,672	1,660
Operating Income	775	781	2,102	2,223
Other (Income) Expense:
Interest income	(3)	(2)	(9)	(9)
Interest expense	122	121	361	339
Other, net	(11)	(62)	(133)	(72)
Total Other (Income) Expense	108	57	219	258
Income before Income Taxes	667	724	1,883	1,965
Income Tax Expense	140	43	428	302
Net Income	527	681	1,455	1,663
Less: Net Income Attributable to Noncontrolling Interests	—	5	7	10
Net Income Attributable to Tyson	$527	$676	$1,448	$1,653
Weighted Average Shares Outstanding:
Class A Basic	292	293	293	293
Class B Basic	70	70	70	70
Diluted	364	367	366	366
Net Income Per Share Attributable to Tyson:
Class A Basic	$1.48	$1.90	$4.07	$4.64
Class B Basic	$1.33	$1.71	$3.65	$4.17
Diluted	$1.44	$1.84	$3.96	$4.51
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net Income	$527	$681	$1,455	$1,663
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	1	4	(1)	(8)
Investments	1	1	1	2
Currency translation	10	(15)	(59)	18
Postretirement benefits	1	—	(41)	(3)
Total Other Comprehensive Income (Loss), Net of Taxes	13	(10)	(100)	9
Comprehensive Income	540	671	1,355	1,672
Less: Comprehensive Income Attributable to Noncontrolling Interests	—	5	7	10
Comprehensive Income Attributable to Tyson	$540	$666	$1,348	$1,662
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	June 27, 2020	September 28, 2019
Assets
Current Assets:
Cash and cash equivalents	$1,365	$484
Accounts receivable, net	2,064	2,173
Inventories	3,915	4,108
Other current assets	355	404
Total Current Assets	7,699	7,169
Net Property, Plant and Equipment	7,515	7,282
Goodwill	10,890	10,844
Intangible Assets, net	6,842	7,037
Other Assets	1,612	765
Total Assets	$34,558	$33,097

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$750	$2,102
Accounts payable	1,743	1,926
Other current liabilities	1,780	1,485
Total Current Liabilities	4,273	5,513
Long-Term Debt	11,279	9,830
Deferred Income Taxes	2,370	2,356
Other Liabilities	1,632	1,172
Commitments and Contingencies (Note 18)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 378 million shares	38	38
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,400	4,378
Retained earnings	14,769	13,787
Accumulated other comprehensive gain (loss)	(217)	(117)
Treasury stock, at cost – 83 million shares at June 27, 2020 and 82 million shares at September 28, 2019	(4,139)	(4,011)
Total Tyson Shareholders’ Equity	14,858	14,082
Noncontrolling Interests	146	144
Total Shareholders’ Equity	15,004	14,226
Total Liabilities and Shareholders’ Equity	$34,558	$33,097
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended				Nine Months Ended
	June 27, 2020		June 29, 2019		June 27, 2020		June 29, 2019
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance at beginning and end of period	378	$38	378	$38	378	$38	378	$38

Class B Common Stock:
Balance at beginning and end of period	70	7	70	7	70	7	70	7

Capital in Excess of Par Value:
Balance at beginning of period		4,378		4,350		4,378		4,387
Stock-based compensation		22		11		22		(26)
Balance at end of period		4,400		4,361		4,400		4,361

Retained Earnings:
Balance at beginning of period		14,392		13,012		13,787		12,329
Net income attributable to Tyson		527		676		1,448		1,653
Dividends		(150)		(135)		(466)		(429)
Balance at end of period		14,769		13,553		14,769		13,553

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of period		(230)		4		(117)		(15)
Other comprehensive income (loss)		13		(10)		(100)		9
Balance at end of period		(217)		(6)		(217)		(6)

Treasury Stock:
Balance at beginning of period	83	(4,136)	83	(3,988)	82	(4,011)	82	(3,943)
Purchase of Class A common stock	—	(4)	1	(79)	2	(200)	3	(225)
Stock-based compensation	—	1	(1)	42	(1)	72	(2)	143
Balance at end of period	83	(4,139)	83	(4,025)	83	(4,139)	83	(4,025)

Total Shareholders’ Equity Attributable to Tyson		$14,858		$13,928		$14,858		$13,928

Equity Attributable to Noncontrolling Interests:
Balance at beginning of period		$145		$135		$144		$8
Net income attributable to noncontrolling interests		—		5		7		10
Business combination and other		1		73		(5)		195
Total Equity Attributable to Noncontrolling Interests		$146		$213		$146		$213

Total Shareholders’ Equity		$15,004		$14,141		$15,004		$14,141
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	June 27, 2020	June 29, 2019
Cash Flows From Operating Activities:
Net income	$1,455	$1,663
Depreciation and amortization	876	809
Deferred income taxes	27	43
Other, net	(7)	41
Net changes in operating assets and liabilities	357	(1,021)
Cash Provided by Operating Activities	2,708	1,535
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(907)	(971)
Purchases of marketable securities	(59)	(47)
Proceeds from sale of marketable securities	41	46
Acquisitions, net of cash acquired	—	(2,461)
Proceeds from sale of business	29	—
Acquisition of equity investments	(183)	—
Other, net	(64)	98
Cash Used for Investing Activities	(1,143)	(3,335)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	1,589	4,619
Payments on debt	(485)	(2,179)
Borrowings on revolving credit facility	1,210	335
Payments on revolving credit facility	(1,280)	(335)
Proceeds from issuance of commercial paper	14,318	13,060
Repayments of commercial paper	(15,317)	(12,970)
Purchases of Tyson Class A common stock	(200)	(225)
Dividends	(451)	(403)
Stock options exercised	29	60
Other, net	(7)	(30)
Cash (Used for) Provided by Financing Activities	(594)	1,932
Effect of Exchange Rate Changes on Cash	(8)	4
Increase in Cash and Cash Equivalents and Restricted Cash	963	136
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	484	270
Cash and Cash Equivalents and Restricted Cash at End of Period	1,447	406
Less: Restricted Cash at End of Period	82	—
Cash and Cash Equivalents at End of Period	$1,365	$406
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
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly our financial position as of June 27, 2020, and the results of operations for the three and nine months ended June 27, 2020, and June 29, 2019. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
We have related party leases for two wastewater facilities with an entity owned by the Donald J. Tyson Revocable Trust (for which Mr. John Tyson, Chairman of the Company, is a trustee), Berry Street Waste Water Treatment Plant, LP (90% of which is owned by the Tyson Limited Partnership), and the sisters of Mr. Tyson. Prior to the third quarter of fiscal 2020, these leases were both classified as short-term operating leases. Based on the assessment of the renewal of these leases, as of June 27, 2020, one lease was classified as a finance lease with a debt balance of $7 million which is primarily recognized as Long-term debt in our Consolidated Condensed Balance Sheet. Total payments of approximately $1 million in each of the nine months ended June 27, 2020 and June 29, 2019 were paid to lease the facilities.
Use of Estimates
The consolidated condensed financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Risks and Uncertainties
We have considered the impact of the global novel coronavirus pandemic (“COVID-19” or “pandemic”) on our consolidated condensed financial statements. In addition to the COVID-19 impacts already experienced, there likely will be future impacts, the extent of which is uncertain and largely subject to whether the severity worsens or duration lengthens. These impacts could include but may not be limited to risks and uncertainty related to worker availability, our ability to operate production facilities, demand-driven production facility idling, shifts in demand between sales channels and market volatility in our supply chain. Consequently, this may subject us to future risk of material goodwill, intangible and long-lived asset impairments, increased reserves for uncollectible accounts, and adjustments for inventory and market volatility for items subject to fair value measurements such as derivatives and investments.
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
NOTE 2: ACQUISITIONS
On June 3, 2019, we acquired the Thai and European operations of BRF S.A. ("Thai and European operations") for $326 million, net of cash acquired, subject to certain adjustments, as a part of our growth strategy to expand offerings of value-added protein in global markets. Its results, subsequent to the acquisition closing, are included in International/Other for segment presentation. The purchase price allocation included $262 million of net working capital, including $56 million of cash acquired, $89 million of Property, Plant and Equipment, $47 million of Goodwill, $23 million of Intangible Assets, $24 million of Other Liabilities, $8 million of Deferred Income Taxes and $7 million of Noncontrolling Interest. Intangible Assets included customer relationships which will be amortized over a life of 7 years. We do not expect the goodwill to be deductible for income tax purposes. During fiscal 2020, we have recorded measurement period adjustments which increased Goodwill by $46 million, including a reduction to net working capital of $45 million, a reduction to Property, Plant and Equipment of $4 million, and a decrease in Deferred Income Taxes of $3 million.
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
On January 15, 2020, we acquired a 40% minority interest in a vertically-integrated Brazilian poultry producer for $122 million. On February 7, 2020, we acquired a 50% interest in a joint venture serving the worldwide fats and oils market for $61 million. We are accounting for both of these investments under the equity method.
NOTE 3: INVENTORIES
Processed products, livestock and supplies and other are valued at the lower of cost or net realizable value. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, livestock grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories. At June 27, 2020, the cost of inventories was determined by either the first-in, first-out ("FIFO") method or the weighted-average method, which is consistent with the methods used at September 28, 2019.
The following table reflects the major components of inventory (in millions):

	June 27, 2020	September 28, 2019
Processed products	$2,069	$2,362
Livestock	1,195	1,150
Supplies and other	651	596
Total inventory	$3,915	$4,108

NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	June 27, 2020	September 28, 2019
Land	$197	$198
Buildings and leasehold improvements	4,856	4,747
Machinery and equipment	8,959	8,607
Land improvements and other	409	385
Buildings and equipment under construction	959	713
	15,380	14,650
Less accumulated depreciation	7,865	7,368
Net property, plant and equipment	$7,515	$7,282

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

June 27, 2020
Other Assets	$540
Other current liabilities	168
Other Liabilities	373

The components of lease costs were as follows (in millions):

	Three Months Ended	Nine Months Ended
	June 27, 2020	June 27, 2020
Operating lease cost (a)	$51	$151
Variable lease cost (b)	106	333
Short-term lease cost	5	17
Total	$162	$501

(a) Sublease income is immaterial and not deducted from operating lease cost.
(b) Variable lease costs are determined based on volume of output received, flocks placed or other performance metrics.
Other operating lease information includes the following:

Nine months ended June 27, 2020
Operating cash outflows from operating leases (in millions)	$157
ROU assets obtained in exchange for new operating lease liabilities (in millions)	$126
Weighted-average remaining lease term	5 years
Weighted-average discount rate	3%

At June 27, 2020, future maturities of operating leases were as follows (in millions):

Operating Lease Commitments
2020 (remaining year)	$53
2021	164
2022	118
2023	81
2024	62
2025 and beyond	97
Total undiscounted operating lease payments	$575
Less: Imputed interest	34
Present value of total operating lease liabilities	$541

At June 27, 2020, our leases that had not yet commenced were insignificant.
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

In the fourth quarter of fiscal 2017, our Board of Directors approved a multi-year restructuring program (the “2017 Program”), which is expected to contribute to the Company’s overall strategy of financial fitness through increased operational effectiveness and overhead reduction. The 2017 Program is expected to result in cumulative pretax charges of approximately $280 million which consist primarily of severance and employee related costs, impairments and accelerated depreciation of technology assets, incremental costs to implement new technology, and contract termination costs. Through June 27, 2020, $265 million of the estimated $280 million total pretax charges has been recognized. The remaining estimated charges relate to incremental costs to implement new technology.
For the three months ended June 27, 2020, restructuring and related charges consisted of $2 million of technology related costs from the 2017 Program recorded in Selling, General and Administrative in our Consolidated Condensed Statements of Income. We recognized restructuring and related charges of $54 million for the nine months ended June 27, 2020, consisting of $39 million of severance and employee related costs from the 2020 Program and $15 million of technology related costs from the 2017 Program. For the nine months ended June 27, 2020, we recorded $5 million in Cost of Sales from the 2020 Program, and we recorded $49 million in Selling, General and Administrative in our Consolidated Condensed Statements of Income, of which $34 million is related to the 2020 Program and $15 million is related to the 2017 Program.
We recognized $15 million and $31 million for the three and nine months ended June 29, 2019, respectively, of restructuring and related charges from the 2017 Program which were recorded in Selling, General and Administrative in our Consolidated Condensed Statements of Income and represent incremental costs to implement new technology and accelerated depreciation of technology assets.
The following table reflects the pretax impact of restructuring and related charges incurred in the three and nine months ended June 27, 2020, the charges to date and the total estimated charges, by reportable segment (in millions):

	Three Months Ended	Nine Months Ended	Restructuring and related charges to date	Total estimated Restructuring and related charges
	June 27, 2020	June 27, 2020	June 27, 2020
Beef	$—	$5	$18	$18
Pork	—	2	7	7
Chicken	1	22	129	136
Prepared Foods	1	23	147	155
Other	—	2	3	3
Total restructuring and related charges, pretax	$2	$54	$304	$319

The total estimated restructuring charges include $15 million of estimated charges from the 2017 Program yet to be incurred and represent incremental costs to implement new technology in our Prepared Foods and Chicken segments. The timing and actual amounts of the estimated charges may change.
Our restructuring liability was $26 million at June 27, 2020 and we had no restructuring liability at September 28, 2019. The change in the restructuring liability was due to additional charges of $54 million, net of $28 million primarily consisting of payments, during the nine months ended June 27, 2020.
NOTE 7: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	June 27, 2020	September 28, 2019
Accrued salaries, wages and benefits	$677	$620
Other	1,103	865
Total other current liabilities	$1,780	$1,485

NOTE 8: DEBT
The major components of debt are as follows (in millions):

	June 27, 2020	September 28, 2019
Revolving credit facility	$—	$70
Commercial paper	—	1,000
Senior notes:
Notes due June 2020 ("2020 Notes")	—	350
Notes due August 2020 (0.82% at 6/27/2020)	400	400
4.10% Notes due September 2020	279	280
2.25% Notes due August 2021	500	500
4.50% Senior notes due June 2022	1,000	1,000
3.90% Senior notes due September 2023	400	400
3.95% Notes due August 2024	1,250	1,250
4.00% Notes due March 2026 ("2026 Notes")	800	800
3.55% Notes due June 2027	1,350	1,350
7.00% Notes due January 2028	18	18
4.35% Notes due March 2029 ("2029 Notes")	1,000	1,000
6.13% Notes due November 2032	160	161
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	500	500
4.55% Notes due June 2047	750	750
5.10% Notes due September 2048 ("2048 Notes")	1,500	1,500
Discount on senior notes	(46)	(48)
Term loan:
Term loan facility due March 2022 (1.69% at 6/27/2020)	1,500	—
Other	231	216
Unamortized debt issuance costs	(63)	(65)
Total debt	12,029	11,932
Less current debt	750	2,102
Total long-term debt	$11,279	$9,830

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
Revolving Credit Facility and Letters of Credit
We have a $1.75 billion revolving credit facility that supports short-term funding needs and serves as a backstop to our commercial paper program. The facility will mature and the commitments thereunder will terminate in March 2023. Amounts available for borrowing under this facility totaled $1.75 billion at June 27, 2020. At June 27, 2020, we had no borrowings and no outstanding letters of credit issued under this facility. At June 27, 2020, we had $121 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of leasing and workers’ compensation insurance programs and other legal obligations. In the future, if any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility.
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured short-term promissory notes up to an aggregate maximum principal amount of $1 billion. As of June 27, 2020, we had no commercial paper outstanding. On April 1, 2020, we repaid the outstanding balance of the commercial paper using proceeds from the Term Loan Facility due March 2022. Our ability to access commercial paper in the future may be limited or its costs increased, due to market conditions which have been impacted in part by COVID-19.

2020 Notes
During the third quarter of fiscal 2020, we extinguished the $350 million outstanding balance of the senior notes due June 2020 using cash on hand.
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
We were in compliance with all debt covenants at June 27, 2020.
NOTE 9: EQUITY
Share Repurchases
As of June 27, 2020, 18.9 million shares remained available for repurchase under our share repurchase program. The share repurchase program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans. A summary of share repurchases of our Class A stock is as follows (in millions):

	Three Months Ended				Nine Months Ended
	June 27, 2020		June 29, 2019		June 27, 2020		June 29, 2019
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	—	$—	0.6	$50	1.8	$150	2.3	$150
To fund certain obligations under equity compensation plans	0.1	4	0.4	29	0.6	50	1.1	75
Total share repurchases	0.1	$4	1.0	$79	2.4	$200	3.4	$225

NOTE 10: INCOME TAXES
Our effective tax rate was 21.0% and 6.0% for the third quarter of fiscal 2020 and 2019, respectively, and 22.7% and 15.4% for the first nine months of fiscal 2020 and 2019, respectively. The effective tax rates for the third quarter and first nine months of fiscal 2020 and 2019 were increased by state taxes and decreased by various tax benefits. The reversal of tax reserves due to expirations of federal, state and foreign statutes of limitations in the third quarter of fiscal 2019 further reduced the effective tax rate by 17.3% and 6.4% in the third quarter and first nine months of fiscal 2019, respectively.
Unrecognized tax benefits were $161 million and $169 million at June 27, 2020 and September 28, 2019, respectively. We do not expect material changes to our unrecognized tax benefits during the next twelve months.
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

NOTE 12: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Numerator:
Net income	$527	$681	$1,455	$1,663
Less: Net income attributable to noncontrolling interests	—	5	7	10
Net income attributable to Tyson	527	676	1,448	1,653
Less dividends declared:
Class A	124	110	384	353
Class B	26	25	82	76
Undistributed earnings	$377	$541	$982	$1,224

Class A undistributed earnings	$310	$446	$808	$1,008
Class B undistributed earnings	67	95	174	216
Total undistributed earnings	$377	$541	$982	$1,224

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	292	293	293	293
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70	70	70
Effect of dilutive securities:
Stock options, restricted stock and performance units	2	4	3	3
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	364	367	366	366

Net income per share attributable to Tyson:
Class A basic	$1.48	$1.90	$4.07	$4.64
Class B basic	$1.33	$1.71	$3.65	$4.17
Diluted	$1.44	$1.84	$3.96	$4.51
Dividends Declared Per Share:
Class A	$0.420	$0.375	$1.305	$1.200
Class B	$0.378	$0.338	$1.175	$1.081

Approximately 4 million and 3 million of our stock-based compensation shares were antidilutive for the three and nine months ended June 27, 2020, respectively. Approximately 1 million and 3 million of our stock-based compensation shares were antidilutive for the three and nine months ended June 29, 2019, respectively. These shares were not included in the diluted earnings per share calculation.
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
NOTE 13: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors' Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored, using value-at-risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at June 27, 2020.
We had the following aggregated outstanding notional amounts related to our derivative financial instruments:

in millions, except soy meal tons	Metric	June 27, 2020	September 28, 2019
Commodity:
Corn	Bushels	161	111
Soy Meal	Tons	1,014,833	1,078,800
Live Cattle	Pounds	141	14
Lean Hogs	Pounds	82	309
Foreign Currency	United States dollar	$471	$148
Interest Rate Swaps	Average monthly debt	$400	$400
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
Cash Flow Hedges
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes as well as interest rates related to our variable rate debt. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of June 27, 2020, we have net pretax losses of $12 million for our commodity contracts and net pretax losses of $3 million for our interest rate swap hedges, expected to be reclassified into earnings within the next 12 months. Additionally, we have $18 million of realized losses related to treasury rate locks in connection with our 364-day term loan extinguished during the second quarter of fiscal 2019, which will be reclassified to earnings over the lives of the 2026, 2029 and 2048 Notes. During the nine months ended June 27, 2020, and June 29, 2019, we did not reclassify significant pretax gains or losses into earnings as a result of the discontinuance of cash flow hedges. The following table sets forth the pretax impact of cash flow hedge derivative instruments recognized in Other Comprehensive Income (in millions):

Gain (Loss) Recognized in OCI On Derivatives	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Cash flow hedge – derivatives designated as hedging instruments:
Commodity contracts	$(7)	$5	$(18)	$(2)
Interest rate hedges	(1)	(1)	(2)	(24)
Total	$(8)	$4	$(20)	$(26)

Fair Value Hedges
We designate certain derivative contracts as fair value hedges of firm commitments to purchase livestock for harvest. Our objective of these hedges is to minimize the risk of changes in fair value created by fluctuations in commodity prices associated with fixed price livestock firm commitments. For these derivative instruments we designate and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the same period. We include the gain or loss on the hedged items (e.g., livestock purchase firm commitments) in the same line item, Cost of Sales, as the offsetting gain or loss on the related livestock forward position. Ineffectiveness related to fair value hedges was insignificant for the three and nine months ended June 27, 2020, and June 29, 2019. The carrying amount of fair value hedge (assets) liabilities as of June 27, 2020 and September 28, 2019 were as follows (in millions):

Consolidated Condensed Balance Sheets Classification	June 27, 2020	September 28, 2019
Inventory	$(37)	$(19)

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
Reclassification to Earnings
The following table sets forth the total amounts of each income and expense line item presented in the Consolidated Condensed Statements of Income in which the effects of hedges are recorded (in millions):

Consolidated Condensed Statements of Income Classification	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Cost of Sales	$8,709	$9,549	$27,951	$27,638
Interest Expense	122	121	361	339
Other, net	(11)	(62)	(133)	(72)

The following table sets forth the pretax impact of the cash flow, fair value and undesignated derivative instruments in the Consolidated Condensed Statements of Income (in millions):

Consolidated Condensed Statements of Income Classification		Three Months Ended		Nine Months Ended
		June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Sales	Gain (Loss) on derivatives not designated as hedging instruments:
	Commodity contracts	$—	$(42)	$—	$(28)

Cost of Sales	Gain (Loss) on cash flow hedges reclassified from OCI to Earnings:
	Commodity contracts	$(7)	$(3)	$(14)	$(15)
	Gain (Loss) on fair value hedges:
	Commodity contracts (a)	69	8	116	8
	Gain (Loss) on derivatives not designated as hedging instruments:
	Commodity contracts	(74)	97	(171)	76
Total		$(12)	$102	$(69)	$69

Interest Expense	Gain (Loss) on cash flow hedges reclassified from OCI to Earnings:
	Interest rate contracts	$(1)	$(1)	$(3)	$(1)

Other, net	Gain (Loss) on derivatives not designated as hedging instruments:
	Foreign exchange contracts	$(4)	$4	$(3)	$7

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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

June 27, 2020	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$48	$—	$(32)	$16
Undesignated	—	76	—	(50)	26
Available-for-sale securities:
Current	—	1	1	—	2
Other Assets:
Available-for-sale securities:
Non-current	—	58	47	—	105
Deferred compensation assets	17	319	—	—	336
Total assets	$17	$502	$48	$(82)	$485
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$7	$—	$(5)	$2
Undesignated	—	174	—	(162)	12
Total liabilities	$—	$181	$—	$(167)	$14

September 28, 2019	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$26	$—	$(3)	$23
Undesignated	—	58	—	(5)	53
Available-for-sale securities:
Current	—	—	1	—	1
Other Assets:
Available-for-sale securities:
Non-current	—	51	51	—	102
Deferred compensation assets	7	311	—	—	318
Total assets	$7	$446	$52	$(8)	$497
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$17	$—	$(13)	$4
Undesignated	—	93	—	(90)	3
Total liabilities	$—	$110	$—	$(103)	$7
(a) Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. Additionally, at June 27, 2020, and September 28, 2019, we had $85 million and $95 million, respectively, of net cash collateral with various counterparties where master netting arrangements exist.
The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Nine Months Ended
	June 27, 2020	June 29, 2019
Balance at beginning of year	$52	$51
Total realized and unrealized gains (losses):
Included in earnings	—	—
Included in other comprehensive income (loss)	—	1
Purchases	8	12
Issuances	—	—
Settlements	(12)	(15)
Balance at end of period	$48	$49
Total gains (losses) for the nine month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—

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
The following table sets forth our available-for-sale securities' amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	June 27, 2020			September 28, 2019
	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)
Available-for-sale securities:
Debt securities:
U.S. treasury and agency	$58	$59	$1	$51	$51	$—
Corporate and asset-backed	47	48	1	51	52	1

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
We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no other than temporary impairment in earnings and no other than temporary losses in OCI for the three and nine months ended June 27, 2020, and June 29, 2019.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the nine months ended June 27, 2020, and June 29, 2019.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	June 27, 2020		September 28, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total debt	$13,555	$12,029	$12,978	$11,932

NOTE 15: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the net periodic cost for the pension and postretirement benefit plans for the three and nine months ended June 27, 2020, and June 29, 2019, are as follows (in millions):

	Pension Plans
	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019

Service cost	$—	$—	$—	$1
Interest cost	2	16	19	48
Expected return on plan assets	—	(14)	(15)	(43)
Amortization of:
Net actuarial loss	1	—	3	1
Prior service cost	1	1	1	1
Settlement (gain) loss	(6)	—	(112)	19
Net periodic cost (credit)	$(2)	$3	$(104)	$27

	Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019

Interest cost	$1	$—	$1	$1
Amortization of prior service cost (credit)	—	(1)	(1)	(6)
Net periodic cost (credit)	$1	$(1)	$—	$(5)

Net periodic benefit cost, excluding the service cost component, was recorded in the Consolidated Condensed Statements of Income in Other, net. We contributed $2 million to our pension plans for the three months ended June 27, 2020 and had no contributions for the three months ended June 29, 2019. We contributed $12 million to our pension plans for each of the nine months ended June 27, 2020 and June 29, 2019. The amount of contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements in the jurisdictions in which we operate.
During the second quarter of fiscal 2020, we recognized a one-time gain of $110 million related to the termination of two qualified pension plans and one multi-employer pension plan and recorded the amount in the Consolidated Condensed Statements of Income in Other, net. The settlements of the two qualified plans through purchased annuities did not require any significant contributions. During the third quarter of fiscal 2020, we recognized an additional pretax gain of $6 million related to the termination of these pension plans and recorded the amount in the Consolidated Condensed Statements of Income in Other, net. The benefit obligations and fair value of plan assets of the two qualified plans were approximately $1.4 billion at September 28, 2019.
NOTE 16: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended						Nine Months Ended
	June 27, 2020			June 29, 2019			June 27, 2020			June 29, 2019
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to interest expense	$1	$—	$1	$1	$—	$1	$3	$(1)	$2	$1	$—	$1
(Gain) loss reclassified to cost of sales	7	(2)	5	3	(2)	1	14	(3)	11	15	(4)	11
Unrealized gain (loss)	(8)	3	(5)	4	(2)	2	(20)	6	(14)	(26)	6	(20)
Investments:
Unrealized gain (loss)	1	—	1	1	—	1	1	—	1	3	(1)	2
Currency translation:
Translation adjustment	10	—	10	(15)	—	(15)	(60)	1	(59)	19	(1)	18
Postretirement benefits:
Unrealized gain (loss)	1	—	1	—	—	—	2	—	2	(28)	8	(20)
Pension settlement reclassified to other (income) expense	—	—	—	—	—	—	(58)	15	(43)	23	(6)	17
Total other comprehensive income (loss)	$12	$1	$13	$(6)	$(4)	$(10)	$(118)	$18	$(100)	$7	$2	$9

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
Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Sales:
Beef	$3,653	$4,157	$11,470	$11,967
Pork	1,115	1,323	3,760	3,674
Chicken	3,112	3,331	9,801	9,853
Prepared Foods	2,035	2,089	6,255	6,265
International/Other	402	356	1,365	776
Intersegment	(295)	(371)	(926)	(1,014)
Total sales	$10,022	$10,885	$31,725	$31,521

	Three Months Ended				Nine Months Ended
	June 27, 2020		June 29, 2019		June 27, 2020		June 29, 2019
Operating income (loss):
Beef	$651		$270		$1,170		$731
Pork	107		42		391		237
Chicken	(120)		230	(a)	36		531	(a)
Prepared Foods	145		229		494		739
International/Other	(8)	(b)	10	(b)	11	(b)	(15)	(b)
Total operating income	775		781		2,102		2,223

Total other expense	108		57		219		258

Income before income taxes	$667		$724		$1,883		$1,965
(a) Chicken operating income included $13 million in Keystone Foods purchase accounting and acquisition related costs for the nine months ended June 29, 2019.
(b) International/Other operating results included $24 million in Keystone Foods purchase accounting and acquisition related costs for the nine months ended June 29, 2019, and third-party merger and integration costs and corporate overhead of Tyson New Ventures, LLC of $1 million and $10 million for the three months ended June 27, 2020 and June 29, 2019, respectively, and $5 million and $15 million for the nine months ended June 27, 2020, and June 29, 2019, respectively.
The following tables further disaggregate our sales to customers by major distribution channels (in millions):

	Three months ended June 27, 2020
	Consumer Products(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$2,192	$650	$444	$279	$88	$3,653
Pork	408	85	214	215	193	1,115
Chicken	1,481	1,046	151	420	14	3,112
Prepared Foods	1,322	651	24	38	—	2,035
International/Other	—	—	402	—	—	402
Intersegment	—	—	—	—	(295)	(295)
Total	$5,403	$2,432	$1,235	$952	$—	$10,022

	Three months ended June 29, 2019
	Consumer Products(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$1,966	$1,050	$648	$382	$111	$4,157
Pork	365	110	243	360	245	1,323
Chicken	1,369	1,330	177	440	15	3,331
Prepared Foods	1,178	823	26	62	—	2,089
International/Other	—	—	356	—	—	356
Intersegment	—	—	—	—	(371)	(371)
Total	$4,878	$3,313	$1,450	$1,244	$—	$10,885

	Nine months ended June 27, 2020
	Consumer Products(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$5,956	$2,699	$1,563	$967	$285	$11,470
Pork	1,191	301	768	900	600	3,760
Chicken	4,420	3,592	479	1,269	41	9,801
Prepared Foods	3,758	2,275	95	127	—	6,255
International/Other	—	—	1,365	—	—	1,365
Intersegment	—	—	—	—	(926)	(926)
Total	$15,325	$8,867	$4,270	$3,263	$—	$31,725

	Nine months ended June 29, 2019
	Consumer Products(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$5,628	$3,124	$1,849	$1,065	$301	$11,967
Pork	1,036	294	678	995	671	3,674
Chicken	4,204	3,767	489	1,351	42	9,853
Prepared Foods	3,643	2,367	70	185	—	6,265
International/Other	—	—	776	—	—	776
Intersegment	—	—	—	—	(1,014)	(1,014)
Total	$14,511	$9,552	$3,862	$3,596	$—	$31,521
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
NOTE 18: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of grower loans, which are substantially collateralized by the underlying assets. The remaining terms of the underlying obligations cover periods up to 10 years, and the maximum potential amount of future payments as of June 27, 2020, was not significant. Additionally, the maximum potential amount of lease related residual value guarantees is $88 million, all of which could be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At June 27, 2020, and September 28, 2019, no significant liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum commitment associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum commitment as of June 27, 2020 was approximately $320 million. The total receivables under these programs were $21 million and $5 million at June 27, 2020 and September 28, 2019, respectively. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have no allowance for these programs’ estimated uncollectible receivables at June 27, 2020, and September 28, 2019.

When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Certain arrangements may require cash to be deposited into a fund to cover future expenditures. These funds are generally considered restricted cash, which is reported in the Consolidated Condensed Balance Sheets in Other Assets, and totaled $82 million and $0 at June 27, 2020 and September 28, 2019, respectively. Additionally, under certain agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At June 27, 2020, the total amount under these types of arrangements totaled $573 million.
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
On September 2, 2016, Maplevale Farms, Inc., acting on its own behalf and on behalf of a putative class of direct purchasers of poultry products, filed a class action complaint against us and certain of our poultry subsidiaries, as well as several other poultry processing companies, in the Northern District of Illinois. Subsequent to the filing of this initial complaint, additional lawsuits making similar claims on behalf of putative classes of direct and indirect purchasers were filed in the United States District Court for the Northern District of Illinois. The court consolidated the complaints, for pre-trial purposes, into actions on behalf of three different putative classes: direct purchasers, indirect purchasers/consumers and commercial/institutional indirect purchasers. The consolidated actions are styled In re Broiler Chicken Antitrust Litigation. Since the original filing, certain putative class members have opted out of the matter and are proceeding with individual direct actions making similar claims, and others may do so in the future. All opt out complaints have been filed in, or transferred to, the Northern District of Illinois and are proceeding on a coordinated pre-trial basis with the consolidated actions. The operative complaints, which have been amended throughout the litigation, allege, among other things, that beginning in January 2008 the defendants conspired and combined to fix, raise, maintain, and stabilize the price of broiler chickens in violation of United States antitrust laws. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The plaintiffs also allege that defendants “manipulated and artificially inflated a widely used Broiler price index, the Georgia Dock.” The plaintiffs further allege that the defendants concealed this conduct from the plaintiffs and the members of the putative classes. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. Decisions on class certification and summary judgment motions likely to be filed by defendants are currently expected in late calendar year 2020 and 2021. If necessary, trial will occur after rulings on class certification and any summary judgment motions in calendar year 2022. On April 26, 2019, the plaintiffs notified us that the U.S. Department of Justice (“DOJ”) Antitrust Division issued a grand jury subpoena to them requesting discovery produced by all parties in the civil case. On June 21, 2019, the DOJ filed a motion to intervene and sought a limited stay of discovery in the civil action, which the court granted in part. Subsequently, we received a grand jury subpoena from the DOJ seeking additional documents and information related to the chicken industry. On June 2, 2020 a grand jury for the District of Colorado returned an indictment against four individual executives employed by two other poultry processing companies charging a conspiracy to engage in bid-rigging in violation of federal antitrust laws. On June 10, 2020, we announced that we uncovered information in connection with the grand jury subpoena that we had previously self-reported to the DOJ and have been fully cooperating with the DOJ as part of our application for leniency under the DOJ's Corporate Leniency Program. The partial stay previously granted by the court in the civil action was lifted and discovery is continuing. The Commonwealth of Puerto Rico, on behalf of its citizens, has also initiated a civil lawsuit against us, certain of our subsidiaries, and several other poultry processing companies alleging activities in violation of the Puerto Rican antitrust laws. This lawsuit has been transferred to the Northern District of Illinois for coordinated pre-trial proceedings.

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
On April 26, 2019, a group of plaintiffs, acting on behalf of themselves and on behalf of a putative class of indirect purchasers of beef for personal use filed a class action complaint against us, other beef packers, and Agri Stats, Inc., an information services provider, in the United States District Court for the District of Minnesota. The plaintiffs allege that the packer defendants conspired to reduce slaughter capacity by closing or idling plants, limiting their purchases of cash cattle, coordinating their procurement of cash cattle, and reducing their slaughter numbers so as to reduce beef output, all in order to artificially raise prices of beef. The plaintiffs seek, among other things, damages under state antitrust and consumer protection statutes and the common law of approximately 30 states, as well as injunctive relief. The plaintiffs filed a first amended complaint in which the claims against Agri Stats were dismissed and subsequently filed a second amended complaint on November 22, 2019. We have moved to dismiss the second amended complaint. The indirect consumer purchaser litigation is styled as Peterson v. JBS USA Food Company Holdings, et al. Additional complaints have been filed on behalf of a putative class of direct purchasers of beef alleging violations of Section 1 of the Sherman Act based on an alleged conspiracy to artificially fix, raise, and stabilize the wholesale price for beef, as well as on behalf of a putative class of commercial and institutional indirect purchasers of beef alleging violations of Section 1 of the Sherman Act, various state antitrust laws and unjust enrichment based on an alleged conspiracy to artificially inflate the price for beef.

On May 22, 2020, we received a civil investigative demand ("CID") from DOJ's Antitrust Division. The CID requests information related to the fed cattle and beef packing markets. We have been cooperating with the DOJ's Antitrust Division with respect to the CID.
On August 30, 2019, Judy Jien, Kieo Jibidi and Elaisa Clement, acting on their own behalf and a putative class of non-supervisory production and maintenance employees at chicken processing plants in the continental United States, filed a class action complaint against us and certain of our subsidiaries, as well as several other poultry processing companies, in the United States District Court for the District of Maryland. An additional complaint making similar allegations was also filed by Emily Earnest. The plaintiffs allege that the defendants directly and through a wage survey and benchmarking service exchanged information regarding labor rates in an effort to depress and fix the rates of wages for non-supervisory production and maintenance workers in violation of federal antitrust laws. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. The court consolidated the Jien and Earnest cases for coordinated pretrial proceedings. Following the consolidation, two additional lawsuits have been filed by individuals making similar allegations. The plaintiffs filed an amended consolidated complaint containing additional allegations concerning turkey processing plants and named additional defendants. We have moved to dismiss the amended consolidated complaint.
Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (“NLRC”) from 1998 through July 1999. The complaint was filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines in 1995 by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In late 2004, a labor arbiter ruled against the respondents and awarded the complainants PHP3,453,664,710 (approximately U.S. $69 million) in damages and fees. The respondents appealed the labor arbiter's ruling, and it was subsequently set aside by the NLRC in December 2006. Subsequent to the NLRC’s decision, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. While various of those appeals, motions and/or petitions were pending, The Hillshire Brands Company, on June 23, 2014, without admitting liability, filed a settlement motion requesting that the Supreme Court of the Philippines order dismissal with prejudice of all claims against it and certain other respondents in exchange for payments allocated by the court among the complainants in an amount not to exceed PHP342,287,800 (approximately U.S. $6.8 million). Based in part on its finding that the consideration to be paid to the complainants as part of such settlement was insufficient, the Supreme Court of the Philippines denied the respondents’ settlement motion and all motions for reconsideration thereof. The Supreme Court of the Philippines also set aside as premature the NLRC’s December 2006 ruling. As a result, the cases were remanded back before the NLRC to rule on the merits of the case. On December 15, 2016, we learned that the NLRC rendered its decision on November 29, 2016, regarding the respondents’ appeals regarding the labor arbiter’s 2004 ruling in favor of the complainants. The NLRC increased the award for 4,922 of the total 5,984 complainants to PHP14,858,495,937 (approximately U.S. $297 million). However, the NLRC approved a prior settlement reached with the group comprising approximately 18% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company agreed to pay each settling complainant PHP68,000 (approximately U.S. $1,400). The settlement payment was made on December 21, 2016, to the NLRC, which is responsible for distributing the funds to each settling complainant. On December 27, 2016, the respondents filed motions for reconsideration with the NLRC asking that the award be set aside. The NLRC denied respondents' motions for reconsideration in a resolution received on May 5, 2017 and entered a judgment on the award on July 24, 2017. Each of Aris Philippines, Inc., Sara Lee Corporation and Sara Lee Philippines, Inc. appealed this award and sought an injunction to preclude enforcement of the award to the Philippines Court of Appeals. On November 23, 2017, the Court of Appeals granted a writ of preliminary injunction that precluded execution of the NLRC award during the pendency of the appeal. The Court of Appeals subsequently vacated the NLRC’s award on April 12, 2018. Complainants filed motions for reconsideration with the Court of Appeals. On November 14, 2018, the Court of Appeals denied claimants’ motions for reconsideration and granted defendants’ motion to release and discharge the preliminary injunction bond. Claimants have since filed petitions for writ of certiorari with the Supreme Court of the Philippines. The Supreme Court has accepted the case for review. We continue to maintain an accrual for this matter.

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
Overview
COVID-19
We continue to monitor and respond to the evolving nature of the global novel coronavirus pandemic (“COVID-19” or “pandemic”) and its impact to our global business. We formed an internal COVID-19 task force for the primary purposes of maintaining the health and safety of our team members, ensuring our ability to operate our processing facilities and maintaining the liquidity of our business. We have experienced and continue to experience multiple challenges related to the pandemic. These challenges increased our operating costs and negatively impacted our sales volumes for the third quarter of fiscal 2020 and are anticipated to continue for the remainder of fiscal 2020 and into fiscal 2021. Operationally, we experienced slowdowns and temporary idling of production facilities due to team member absenteeism and choices we made to ensure team member health and safety. As a result, we have experienced lower levels of productivity and higher costs of production. This will likely continue in the short term until the effects of COVID-19 diminish. Each of our segments has also experienced a shift in demand from foodservice to retail; however, the volume increases in retail have not been sufficient to offset the decreases in foodservice. As a result, we expect to continue to see decreased volumes for the remainder of fiscal 2020 in our Chicken and Prepared Foods segments. These current trends will likely continue for the remainder of fiscal 2020, while the long term impact of COVID-19 remains uncertain and will depend on future developments, including the duration and spread of the pandemic and related actions taken by federal, state and local government officials to prevent and manage disease spread, all of which are uncertain and cannot be predicted. We currently expect that we will remain profitable for the remainder of fiscal 2020, although the combination of operational challenges and volume impacts will likely have a negative impact on overall earnings.

•
Team Members – The health and safety of our team members is our top priority. To protect our team members, we implement safety measures recommended by the Centers for Disease Control and Prevention ("CDC") and the Occupational Safety and Health Administration ("OSHA") in our facilities and coordinate with other health officials as appropriate, including, but not limited to, checking the temperature of team members as they enter company facilities, restricting visitor access, increasing efforts to deep clean and sanitize facilities, requiring the use of protective face coverings and making protective face coverings and other protective equipment available to team members, and encouraging team members who feel sick to stay at home through relaxed attendance policies and enhanced benefits. We implemented additional ways to promote social distancing in our production facilities by creating additional breakroom space and allowing extra time between shifts to reduce interaction of team members, as well as erecting dividers between workstations or increasing the space between workers on the production floor. For office-based employees, we have encouraged employees capable of working from home to do so, and are prioritizing team member safety as we begin to reintegrate into our offices over time. We paid $1,000 bonuses to approximately 106,000 domestic frontline employees who support the Company’s operations during the COVID-19 pandemic. Additionally, we experienced positive COVID-19 cases and worker absenteeism throughout our production network during the third quarter of fiscal 2020, which led to some temporary idling of production facilities. We are compensating our employees for sick time and COVID-19 related idling or shift cancellations.

•
Customers and Production – Our most significant impacts from COVID-19 relate to channel shifts and lower production. We are committed to doing our best to ensure the continuity of our business and the availability of our products to customers. We have seen a shift in demand from our foodservice to our retail sales channels as schools and in-dining restaurants remain closed or operating at reduced capacity across the country. Our production capabilities, including our large scale and geographic proximities, allow us to adapt some of our facilities to the changing demand by shifting certain amounts of production from foodservice to retail. Not all of our facilities can be adapted and as a result we experienced a net negative impact to our volumes. In addition, our production facilities experienced varying levels of production impacts, including reduced volumes, due to the implementation of additional worker health precautions, worker absenteeism and temporary COVID-19 related idling at some of our production facilities. Additionally, we temporarily idled certain facilities, shifts, and/or lines that service the foodservice channel as we balanced the shifting demand between foodservice and retail sales channels. On April 28, 2020, the President issued an Executive Order stating the importance of the continued operation of meat and poultry processing facilities and directing the Secretary of Agriculture to issue rules and orders to ensure the continued supply of meat and poultry, consistent with the guidance for the operations of meat and poultry processing facilities jointly issued by the CDC and OSHA. This order provides clarity on what standards should apply at our meat and poultry processing facilities and we anticipate continuing to work with the USDA and other government officials in our efforts to ensure that we are able to operate our facilities safely.

•
Supply Chain – Our supply chain has stayed largely intact as we have built contingency plans for redundant supply for our production facilities as well as our external suppliers. We have been able to leverage our extensive distribution network and large private transportation fleet to help mitigate the impacts of COVID-19. We have experienced and expect to continue to experience volatility in commodity inputs, which has impacted our input costs, in part due to impacts caused by COVID-19. Production facility downtime in the third quarter of fiscal 2020 impacted all our segments' supply chains. Our Prepared Foods segment depends on adequate supplies of raw materials necessary for its production. High levels of industry pork facility idling during the third quarter of fiscal 2020 impacted the availability of certain raw materials which temporarily limited production capability and increased formulation costs of various Prepared Foods products. Additionally, our Chicken segment had to divert some of its live production to rendering and suboptimal product mixes, while our Beef and Pork segments had to delay deliveries of live cattle and hogs and also dealt with the impact of heavier harvest weights. Since we also export globally, container availability and port capacities have been among the challenges in meeting the global demand for our products.

•
Insurance and CARES Act – Although we maintain insurance policies for various risks, we do not believe most COVID-19 impacts will be covered by our policies. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of the employer portion of social security payments, and a number of income tax provisions. The provisions related to income tax will not have a significant impact on our financial statements. In the third quarter of fiscal 2020, we began implementing the deferral of the employer portion of social security payments and intend to continue that for the remainder of the year, which will have a favorable impact on liquidity. We currently estimate that the fiscal 2020 deferral amount will exceed $160 million. In the third quarter of fiscal 2020, we recognized a benefit of approximately $20 million related to the refundable payroll tax credit provision.

•
Liquidity – We generated $2,708 million of operating cash flows during the nine months ended June 27, 2020. At June 27, 2020, we had approximately $3,117 million of liquidity, which included availability under our revolving credit facility and $1,365 million of cash and cash equivalents. We have $750 million of current debt. Combined with the cash expected to be generated from the Company’s operations, we anticipate that we will maintain sufficient liquidity to operate our business, make capital expenditures, pay dividends and address other needs including our ability to meet maturing debt obligations. However, we will continue to monitor the impact of COVID-19 on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times. This may include temporarily suspending share repurchases, suspending or reducing dividend payments or other cash preservation actions as necessary.

•
Overall Financial Condition – We continue to proactively manage the Company and its operations through the pandemic. The major challenge we face is the availability of team members to operate our production facilities as our production facilities are experiencing varying levels of absenteeism. We will continue to operate our production facilities with team member health and safety as a top priority. The COVID-19-related slowdowns and temporary idling drive higher labor and production costs which we expect to continue until the return of more normal conditions. We experienced COVID-19-related demand shifts away from foodservice and into retail, and we responded to the demand shifts by adjusting parts of our production capacity accordingly. Despite adjusting parts of our operational footprint, higher retail volumes did not fully offset the reduced volumes in foodservice. Additionally, the price and mix of these volume shifts resulted in lower margin realization in our Prepared Foods and Chicken segments. Further, idling of pork facilities could have downstream impacts on the availability of raw material for parts of our Prepared Foods business, which could subsequently impact its ability to produce at normal levels. Consequently, the challenges created by absenteeism and our proactive, temporary idling of production facilities due to COVID-19, adversely affects our operating costs and reduces what would otherwise be a stronger margin environment. However, we cannot predict the ultimate impact that COVID-19 will have on our short- and long-term demand at this time, as it will depend on, among other things, the severity and duration of the COVID-19 pandemic. Our liquidity is expected to be adequate to continue to run our operations and meet our obligations as they become due.

General
Sales declined 8% in the third quarter of fiscal 2020 but grew 1% in the first nine months of fiscal 2020 compared to the third quarter and first nine months of fiscal 2019, respectively, as the impact of acquisitions and increased average sales prices in the first nine months of fiscal 2020 was offset primarily by lower production throughput associated with the impact of COVID-19 in the third quarter of fiscal 2020. Our operating income of $2,102 million was down slightly for the first nine months of fiscal 2020, and operating income of $775 million was down for the third quarter of fiscal 2020, as strong Beef and Pork results were offset by a decline in Prepared Foods and Chicken results. In the nine months ended June 27, 2020, our results were impacted by $54 million of restructuring and related charges. In the nine months ended June 29, 2019, our results were impacted by $37 million of acquisition related costs associated with the Keystone Foods acquisition and $31 million of restructuring and related charges. During the third quarter of fiscal 2020, we incurred direct incremental expenses related to COVID-19 totaling approximately $340 million, of which approximately $315 million and $25 million were recorded in Cost of Sales and Selling, General and Administrative, respectively, in our Consolidated Condensed Statements of Income. These COVID-19 direct incremental expenses primarily included team member costs associated with worker health and availability and production facility downtime, including direct costs for personal protection equipment, production facility sanitization, COVID-19 testing, donations, product downgrades, rendered product, certain professional fees and $114 million of thank you bonuses to frontline employees, which was partially offset by the CARES Act credits. Due to the nature of these direct incremental COIVD-19 expenses, our segments were primarily impacted based on their relative number of team members and the degree of production disruptions they have experienced, and thus, our Chicken segment incurred a greater proportion of the total costs. These direct incremental COVID-19 related costs exclude market related impacts that may have been driven in part by COVID-19, including such items as derivatives, deferred compensation investments, livestock lower-of-cost-or-net-realizable-value ("LCNRV") adjustments and other market driven impacts to margin and demand. Other indirect costs associated with COVID-19 are not reflected in these amounts, including costs associated with raw materials, distribution and transportation, plant underutilization and reconfiguration, premiums paid to cattle producers, and pricing discounts.
Market Environment
According to the United States Department of Agriculture (USDA), domestic protein production (beef, pork, chicken and turkey) decreased approximately 5% in the third quarter of fiscal 2020 compared to the same period in fiscal 2019. We continue to monitor recent trade and tariff activity as well as COVID-19 and its potential impact to exports and input costs across all our segments. All segments experienced increased operating costs in the nine months ended June 27, 2020. We pursue recovery of these increased costs through pricing. The Beef and Pork segments experienced strong demand but had lower production throughput associated with the impacts of COVID-19. The Chicken segment experienced volatile market conditions associated with increased domestic availability of supply, increased costs and lower production throughput associated with COVID-19. The Prepared Foods segment continued to experience growth in the consumer products channel, but faced increased costs and lower production throughput associated with COVID-19.
Margins – Our total operating margin was 7.7% in the third quarter of fiscal 2020. Operating margins by segment were as follows:

•	Beef – 17.8%

•	Pork – 9.6%

•	Chicken – (3.9)%

•	Prepared Foods – 7.1%
Strategy
Our strategy is to sustainably feed the world with the fastest growing protein brands. We intend to achieve our strategy as we: grow our business by delivering superior value to consumers and customers; deliver fuel for growth and returns through commercial, operational and financial excellence; and sustain our company and our world for future generations.

•
On November 30, 2018, we acquired Keystone Foods, and its results from operations are included in the Chicken segment and International/Other. On June 3, 2019, we acquired Thai and European operations, and the results from operations of these businesses since their acquisition date are included in International/Other for segment presentation. For further description of these transactions, refer to Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 2: Acquisitions.

•
In the first quarter of fiscal 2020, the Company approved a restructuring program (the "2020 Program"), which is expected to contribute to the Company's overall strategy of financial fitness through the elimination of overhead and consolidation of certain enterprise functions. As a result of this restructuring program, we expect savings of approximately $55 million and $65 million in fiscal 2020 and fiscal 2021, respectively. This restructuring program resulted in $39 million of pretax charges consisting of severance and employee related costs in the first nine months of fiscal 2020. As part of this program, we estimate the elimination of approximately 500 positions across several areas and job levels with most of the eliminated positions originating from the corporate offices in Springdale, Arkansas and Chicago, Illinois. We do not anticipate future costs of this restructuring program to be significant.

•
In the fourth quarter of fiscal 2017, our Board of Directors approved a multi-year restructuring program (the "2017 Program"), which is expected to contribute to the Company’s overall strategy of financial fitness through increased operational effectiveness and overhead reduction. Through a combination of synergies from the integration of business acquisitions and additional elimination of non-valued added costs, the program is focused on supply chain, procurement and overhead improvements, and net savings are expected to be realized in the Prepared Foods and Chicken segments. Refer to Part I, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 6: Restructuring and Related Charges.

in millions, except per share data	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income attributable to Tyson	$527	$676	$1,448	$1,653
Net income attributable to Tyson – per diluted share	1.44	1.84	3.96	4.51
Third quarter – Fiscal 2020 – Net income attributable to Tyson included the following items:

•	$6 million pretax, or $0.01 per diluted share, due to gain from pension plan termination.

•	$15 million pretax, or $0.03 per diluted share, of Beef production facility fire insurance proceeds, net of costs incurred.
Nine months – Fiscal 2020 – Net income attributable to Tyson included the following items:

•	$52 million pretax, or ($0.11) per diluted share, of restructuring and related charges.

•	$116 million pretax, or $0.24 per diluted share, due to gain from pension plan terminations.
Third quarter – Fiscal 2019 – Net income attributable to Tyson included the following items:

•	$15 million pretax, or ($0.03) per diluted share, of restructuring and related charges.

•	$55 million pretax, or $0.11 per diluted share, from gain on sale of an investment.

•	$105 million post tax, or $0.29 per diluted share, from recognition of previously unrecognized tax benefit.
Nine months – Fiscal 2019 – Net income attributable to Tyson included the following items:

•
$37 million pretax, or ($0.08) per diluted share, of Keystone Foods purchase accounting and acquisition related costs, which included an $11 million purchase accounting adjustment for the amortization of the fair value step-up of inventory and $26 million of acquisition related costs.

•	$31 million pretax, or ($0.06) per diluted share, of restructuring and related charges.

•	$55 million pretax, or $0.11 per diluted share, from gain on sale of an investment.

•	$105 million post tax, or $0.29 per diluted share, from recognition of previously unrecognized tax benefit.
Summary of Results
Sales

in millions	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Sales	$10,022	$10,885	$31,725	$31,521
Change in sales volume	(10.6)%		(1.1)%
Change in average sales price	2.6%		1.8%
Sales growth	(7.9)%		0.6%
Third quarter – Fiscal 2020 vs Fiscal 2019

•
Sales Volume – Sales were negatively impacted by a decrease in sales volume, which accounted for a decrease of $1,146 million, primarily driven by decreased volumes in each of our segments primarily due to lower production throughput associated with the impact of COVID-19, partially offset by incremental volumes from a business acquisition in International/Other.

•
Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $283 million. The increase in average sales price was primarily attributable to favorable product mix related to strong demand in the consumer products channel across all of our segments, partially offset by approximately $10 million of incremental discounted sales in the Prepared Foods segment.

Nine months – Fiscal 2020 vs Fiscal 2019

•
Sales Volume – Sales were negatively impacted by a decrease in sales volume, which accounted for a decrease of $356 million, primarily driven by decreased volumes in each of our segments due to lower production throughput associated with the impact of COVID-19 during the third quarter of fiscal 2020 and decreased sales volume in the first quarter of fiscal 2020 in our Beef segment due to a reduction in live cattle processing capacity from the temporary closure of a production facility as a result of a fire, partially offset by incremental volumes from business acquisitions in our Chicken segment and International/Other.

•
Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $560 million. The increase in average sales price was primarily attributable to strong demand in product mix related to strong demand in the consumer products channel across all of our segments and the pass through of higher raw material costs in the Prepared Foods segments, partially offset by approximately $45 million of incremental discounted sales in the Prepared Foods segment.

Cost of Sales

in millions	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Cost of sales	$8,709	$9,549	$27,951	$27,638
Gross profit	$1,313	$1,336	$3,774	$3,883
Cost of sales as a percentage of sales	86.9%	87.7%	88.1%	87.7%
Third quarter – Fiscal 2020 vs Fiscal 2019

•	Cost of sales decreased $840 million, which included a net increase of $66 million related to the impact of results from acquisitions.

•	For the remaining decrease, lower sales volume decreased cost of sales $1,103 million while higher input cost per pound increased cost of sales $197 million.

•	The $197 million impact of higher input cost per pound was impacted by:

•	Increase of $315 million of direct incremental expenses related to COVID-19.

•
Increase due to net derivative losses of approximately $12 million in the third quarter of fiscal 2020, compared to net derivative gains of approximately $102 million in the third quarter of fiscal 2019 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.

•	Decrease of approximately $30 million in our Chicken segment related to net decreases in feed ingredient costs, growout expenses and outside meat purchases.

•	Decrease in live hog costs of approximately $160 million in our Pork segment.

•	Decrease in live cattle costs of approximately $205 million in our Beef segment.

•	Decrease of approximately $15 million in our Beef segment related to insurance proceeds net of costs related to the fire at our production facility.

•	Remaining increase across all of our segments primarily driven by net impacts on average cost per pound from mix changes as well as production inefficiencies due in part to the impact of COVID-19.

•
The $1,103 million impact of lower sales volume, excluding the impact of acquisitions, was primarily driven by decreased sales volume in each of our segments due to lower production throughput associated with the impact of COVID-19.

Nine months – Fiscal 2020 vs Fiscal 2019

•	Cost of sales increased $313 million, which included a net increase of $703 million related to the impact of results from acquisitions.

•	For the remaining decrease, lower sales volume decreased cost of sales $1,198 million while higher input cost per pound increased cost of sales $808 million.

•	The $808 million impact of higher input cost per pound was impacted by:

•	Increase of $315 million of direct incremental expenses related to COVID-19.

•	Increase of approximately $20 million in our Chicken segment related to net increases in feed ingredient costs, growout expenses and outside meat purchases.

•
Increase due to net derivative losses of approximately $69 million for the first nine months of fiscal 2020, compared to net derivative gains of approximately $69 million for the first nine months of fiscal 2019 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.

•	Increase in raw material and other input costs of approximately $100 million as well as an increase in inventory write downs of approximately $35 million in our Prepared Foods segment.

•	Decrease in live cattle costs of approximately $245 million in our Beef segment.

•	Decrease in live hog costs of approximately $65 million in our Pork segment.

•	Remaining increase across all of our segments primarily driven by net impacts on average cost per pound from mix changes as well as production inefficiencies due in part to the impact of COVID-19.

•
The $1,198 million impact of lower sales volume, excluding the impact of acquisitions, was primarily driven by decreased sales volume in each of our segments due to lower production throughput associated with the impact of COVID-19 in the third quarter of fiscal 2020 as well as a reduction in live cattle processing capacity from the temporary closure of a production facility in the first quarter of fiscal 2020 as a result of a fire.

Selling, General and Administrative

in millions	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Selling, general and administrative expense	$538	$555	$1,672	$1,660
As a percentage of sales	5.4%	5.1%	5.3%	5.3%
Third quarter – Fiscal 2020 vs Fiscal 2019

•	Decrease of $17 million in selling, general and administrative was primarily driven by:

•	Decrease of $33 million in marketing, advertising and promotion expenses.

•	Decrease of $12 million due to restructuring and related charges.

•	Decrease of $7 million in professional fees and merger and integration costs.

•	Decrease of $10 million in travel and entertainment expenses.

•	Decrease of $8 million in commissions and other selling costs.

•	Increase of $25 million in employee costs primarily from incentive-based compensation.

•	Increase of $25 million from direct incremental expenses related to COVID-19.

•	Increase of $11 million from fiscal 2019 acquisitions not owned by us for all of the third quarter of fiscal 2019.
Nine months – Fiscal 2020 vs Fiscal 2019

•	Increase of $12 million in selling, general and administrative was primarily driven by:

•	Increase of $56 million from fiscal 2019 acquisitions not owned by us for all of the first nine months of fiscal 2019.

•	Increase of $25 million from direct incremental expenses related to COVID-19.

•	Increase of $14 million from donations.

•	Increase of $18 million in employee costs primarily from incentive-based compensation.

•	Decrease of $47 million in professional fees and merger and integration costs.

•	Decrease of $36 million in marketing, advertising and promotion expenses.

•	Decrease of $17 million in travel and entertainment expenses.
Interest Expense

in millions	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Cash interest expense	$127	$126	$372	$351
Non-cash interest expense	(5)	(5)	(11)	(12)
Total interest expense	$122	$121	$361	$339

Third quarter and nine months– Fiscal 2020 vs Fiscal 2019

•
Cash interest expense primarily included interest expense related to our senior notes, term loan and commercial paper, in addition to commitment fees incurred on our revolving credit facility. The increase in cash interest expense in fiscal 2020 was primarily due to debt issued in connection with business acquisitions and higher interest rates.

Other (Income) Expense, net

in millions	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Total other (income) expense, net	$(11)	$(62)	$(133)	$(72)
Nine months – Fiscal 2020

•	Included $116 million of gains related to pension plan terminations.
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

Effective Tax Rate

Three Months Ended		Nine Months Ended
June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
21.0%	6.0%	22.7%	15.4%
Third quarter and nine months– Fiscal 2020 vs Fiscal 2019

•	The third quarter and first nine months of fiscal 2019 effective tax rate included a 17.3% and 6.4% reduction, respectively, due to a change in tax reserves which did not recur in fiscal 2020.
Segment Results
We operate in four segments: Beef, Pork, Chicken, and Prepared Foods. The following table is a summary of sales and operating income (loss), which is how we measure segment profit.

in millions	Sales
	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Beef	$3,653	$4,157	$11,470	$11,967
Pork	1,115	1,323	3,760	3,674
Chicken	3,112	3,331	9,801	9,853
Prepared Foods	2,035	2,089	6,255	6,265
International/Other	402	356	1,365	776
Intersegment sales	(295)	(371)	(926)	(1,014)
Total	$10,022	$10,885	$31,725	$31,521

in millions	Operating Income (Loss)
	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Beef	$651	$270	$1,170	$731
Pork	107	42	391	237
Chicken	(120)	230	36	531
Prepared Foods	145	229	494	739
International/Other	(8)	10	11	(15)
Total	$775	$781	$2,102	$2,223
Beef Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 27, 2020	June 29, 2019	Change	June 27, 2020	June 29, 2019	Change
Sales	$3,653	$4,157	$(504)	$11,470	$11,967	$(497)
Sales volume change			(23.8)%			(9.8)%
Average sales price change			11.6%			5.7%
Operating income	$651	$270	$381	$1,170	$731	$439
Operating margin	17.8%	6.5%		10.2%	6.1%
Third quarter and nine months – Fiscal 2020 vs Fiscal 2019

•
Sales Volume – Sales volume decreased in the third quarter and the first nine months of fiscal 2020 primarily due to lower production throughput associated with the impact of COVID-19 in the third quarter of fiscal 2020 and a reduction in live cattle harvest capacity as a result of a fire that caused the temporary closure of a production facility for the majority of the first quarter of fiscal 2020.

•	Average Sales Price – Average sales price increased in the third quarter and first nine months of fiscal 2020 as beef demand remained strong amid supply disruptions related to the impact of COVID-19.

•
Operating Income – Operating income increased in the third quarter and first nine months of fiscal 2020 primarily due to COVID-19 disruptions which increased the spread between preexisting contractual agreements and the cost of fed cattle, partially offset by price reductions offered to customers, as well as production inefficiencies and direct incremental expenses related to COVID-19. Additionally, operating income in the third quarter of fiscal 2020 was impacted by approximately $45 million of net derivative gains and $15 million of net insurance proceeds from a production facility fire.

Pork Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 27, 2020	June 29, 2019	Change	June 27, 2020	June 29, 2019	Change
Sales	$1,115	$1,323	$(208)	$3,760	$3,674	$86
Sales volume change			(16.5)%			(2.4)%
Average sales price change			0.8%			4.7%
Operating income	$107	$42	$65	$391	$237	$154
Operating margin	9.6%	3.2%		10.4%	6.5%
Third quarter and nine months – Fiscal 2020 vs Fiscal 2019

•
Sales Volume – Sales volume decreased in the third quarter and first nine months of fiscal 2020 primarily due to lower production throughput associated with COVID-19 despite strong demand for our pork products and increased domestic availability of live hogs.

•	Average Sales Price – Average sales price increased in the third quarter and first nine months of fiscal 2020 as pork demand remained strong amid supply disruptions related to the impact of COVID-19.

•
Operating Income – Operating income increased in the third quarter and first nine months of fiscal 2020 primarily due to COVID-19 disruptions which increased the spread between preexisting contractual agreements and the cost of live hogs, partially offset by production inefficiencies and direct incremental expenses related to COVID-19.

Chicken Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 27, 2020	June 29, 2019	Change	June 27, 2020	June 29, 2019	Change
Sales	$3,112	$3,331	$(219)	$9,801	$9,853	$(52)
Sales volume change			(4.2)%			(0.4)%
Average sales price change			(2.4)%			(0.1)%
Operating income/(loss)	$(120)	$230	$(350)	$36	$531	$(495)
Operating margin	(3.9)%	6.9%		0.4%	5.4%
Third quarter and nine months – Fiscal 2020 vs Fiscal 2019

•
Sales Volume – Sales volume decreased in the third quarter and first nine months of fiscal 2020 primarily due to lower production throughput associated with the impact of COVID-19 in the third quarter of fiscal 2020 and lower foodservice demand, partially offset by increased volumes in consumer products.

•
Average Sales Price – Average sales price decreased in the third quarter of fiscal 2020 primarily due to weaker chicken pricing as a result of market conditions. Average sales price was relatively flat in the first nine months of fiscal 2020 as reduced sales volumes of lower priced rendering and blending products had the effect of increasing average sales price, which was largely offset by weaker chicken pricing as a result of market conditions.

•
Operating Income (Loss) – Operating income decreased in the third quarter and first nine months of fiscal 2020 primarily from market conditions, unfavorable product mix, as well as production inefficiencies and direct incremental expenses related to COVID-19. Operating income was further impacted by $110 million of net derivatives losses in each of the third quarter and first nine months of fiscal 2020, and by approximately $50 million in increased feed ingredient costs in first nine months of fiscal 2020, as compared to the same periods in fiscal 2019. Additionally, operating income was impacted by $21 million in restructuring costs incurred in the first nine months of fiscal 2020.

Prepared Foods Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 27, 2020	June 29, 2019	Change	June 27, 2020	June 29, 2019	Change
Sales	$2,035	$2,089	$(54)	$6,255	$6,265	$(10)
Sales volume change			(6.0)%			(3.1)%
Average sales price change			3.4%			2.9%
Operating income	$145	$229	$(84)	$494	$739	$(245)
Operating margin	7.1%	11.0%		7.9%	11.8%
Third quarter and nine months – Fiscal 2020 vs Fiscal 2019

•
Sales Volume – Sales volume decreased in the third quarter and first nine months of fiscal 2020 as growth in volume across the consumer products channel was offset by a reduction in the foodservice channel related to reduced demand and lower production throughput due to the impact of COVID-19 in the third quarter of fiscal 2020.

•
Average Sales Price – Average sales price increased in the third quarter and first nine months of fiscal 2020 due to favorable product mix associated with the surge in consumer product demand, as well as the pass through of increased raw material costs.

•
Operating Income – Operating income decreased in the third quarter and first nine months of fiscal 2020 primarily due to increased operating costs, including a $135 million increase in net raw material costs and derivative losses in the first nine months of fiscal 2020, as well as production inefficiencies and direct incremental expenses related to COVID-19 in the third quarter of fiscal 2020. Additionally, operating income was impacted by $22 million restructuring costs incurred in the first nine months of fiscal 2020.

International/Other Results

in millions	Three Months Ended			Nine Months Ended
	June 27, 2020	June 29, 2019	Change	June 27, 2020	June 29, 2019	Change
Sales	$402	$356	$46	$1,365	$776	$589
Operating income/(loss)	$(8)	$10	$(18)	$11	$(15)	$26

Third quarter and nine months – Fiscal 2020 vs Fiscal 2019

•
Sales – Sales increased in the third quarter and first nine months of fiscal 2020 primarily from the incremental sales from the acquisition of our Thai and European operations as well as strong demand in our China operations. Sales also increased in the first nine months of fiscal 2020 from the incremental sales from the acquisition of Keystone Foods.

•
Operating Income/(Loss) – Operating income increased in the first nine months of fiscal 2020 primarily from better performance in our China operations and inclusion of results from the Keystone Foods and Thai and European operations acquisitions, but decreased in the third quarter of fiscal 2020 primarily due to demand volatility associated with the impact of COVID-19.

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
Cash Flows from Operating Activities

in millions	Nine Months Ended
	June 27, 2020	June 29, 2019
Net income	$1,455	$1,663
Non-cash items in net income:
Depreciation and amortization	876	809
Deferred income taxes	27	43
Other, net	(7)	41
Net changes in operating assets and liabilities	357	(1,021)
Net cash provided by operating activities	$2,708	$1,535

•	Cash flows associated with net changes in operating assets and liabilities for the nine months ended:

•
June 27, 2020 – Increased primarily from decreased inventory and accounts receivable and increased taxes payable, partially offset by decreased accounts payable. The changes in the inventory, accounts receivable and accounts payable are largely due to timing of payments and sales. The increase in taxes payable is primarily due to timing of payments, in large part as a result of the extension of tax payment due dates in response to COVID-19.

•
June 29, 2019 – Decreased primarily due to increased inventory and accounts receivable and decreased income taxes payable. The increases in inventory and accounts receivable are primarily due to timing of sales and payments. The decrease in income taxes payable is primarily due to timing of payments related to the sale of non-protein businesses in fiscal 2018 and timing of other tax payments.

Cash Flows from Investing Activities

in millions	Nine Months Ended
	June 27, 2020	June 29, 2019
Additions to property, plant and equipment	$(907)	$(971)
Purchases of marketable securities, net	(18)	(1)
Acquisitions, net of cash acquired	—	(2,461)
Proceeds from sale of business	29	—
Acquisition of equity investments	(183)	—
Other, net	(64)	98
Net cash used for investing activities	$(1,143)	$(3,335)

•
Additions to property, plant and equipment included spending for production growth, safety and animal well-being, acquiring new equipment, infrastructure replacements and upgrades to maintain competitive standing and position us for future opportunities. We expect capital spending for fiscal 2020 to approximate $1.2 billion.

•
Acquisitions, net of cash acquired, related to the acquisition of Keystone Foods in the first quarter of fiscal 2019 and the Thai and European operations in the third quarter of fiscal 2019. For further description refer to Part I, Item I, Notes to the Consolidated Condensed Financial Statements, Note 2: Acquisitions.

•
Acquisition of equity investments relates to the purchase of a 40% interest in a vertically integrated Brazilian poultry producer and a 50% interest in a joint venture serving the worldwide fats and oils market.

•
Other, net for the first nine months of fiscal 2020 primarily included deposits for capital expenditures and for the first nine months of fiscal 2019 primarily included proceeds from the sale of an investment.

Cash Flows from Financing Activities

in millions	Nine Months Ended
	June 27, 2020	June 29, 2019
Proceeds from issuance of debt	$1,589	$4,619
Payments on debt	(485)	(2,179)
Borrowings on revolving credit facility	1,210	335
Payments on revolving credit facility	(1,280)	(335)
Proceeds from issuance of commercial paper	14,318	13,060
Repayments of commercial paper	(15,317)	(12,970)
Purchases of Tyson Class A common stock	(200)	(225)
Dividends	(451)	(403)
Stock options exercised	29	60
Other, net	(7)	(30)
Net cash provided by (used for) financing activities	$(594)	$1,932

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

•	During the first nine months of fiscal 2020, we extinguished the $350 million outstanding balance of our senior notes due June 2020 using cash on hand.

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

•
Pursuant to our commercial paper program, we had net repayments of $999 million during the first nine months of fiscal 2020 and net issuances of $90 million during the first nine months of fiscal 2019.

•	Purchases of Tyson Class A stock included:

•	$150 million of shares repurchased pursuant to our share repurchase program during each of the nine months ended June 27, 2020, and June 29, 2019.

•	$50 million and $75 million of shares repurchased to fund certain obligations under our equity compensation programs during the nine months ended June 27, 2020, and June 29, 2019, respectively.

•	Dividends paid during the nine months ended June 27, 2020 reflected a 12% increase to our fiscal 2019 quarterly dividend rate.

Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available at June 27, 2020
Cash and cash equivalents					$1,365
Short-term investments					2
Term loan facility	March 2022	$1,500		$1,500	—
Revolving credit facility	March 2023	$1,750	$—	$—	1,750
Commercial paper					—
Total liquidity					$3,117

•	Liquidity includes cash and cash equivalents, short-term investments, and availability under our revolving credit and term loan facilities, less outstanding commercial paper balance.

•	At June 27, 2020, we had current debt of $750 million, which we intend to refinance or repay with cash generated from our operating activities and other existing or new liquidity sources.

•
The revolving credit facility supports our short-term funding needs and also serves to backstop our commercial paper program. Our maximum borrowing under the revolving credit facility during the three months ended June 27, 2020, was $200 million.

•	We expect net interest expense to approximate $475 million for fiscal 2020.

•	Our current ratio was 1.80 to 1 and 1.30 to 1 at June 27, 2020 and September 28, 2019, respectively. The increase in fiscal 2020 was primarily due to reduced current debt and an increase in cash.

•
At June 27, 2020, approximately $350 million of our cash was held in the accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. We manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. We intend to repatriate excess cash (net of applicable withholding taxes) not subject to regulatory requirements and to indefinitely reinvest outside of the United States the remainder of cash held by foreign subsidiaries. We do not expect the regulatory restrictions or taxes on repatriation to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.

Capital Resources
Credit and Term Loan Facilities
Cash flows from operating activities and cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $1.75 billion, to provide additional liquidity for working capital needs and to backstop our commercial paper program. Additionally, we have a $1.5 billion committed term loan facility which was fully drawn as of June 27, 2020.
At June 27, 2020, amounts available for borrowing under our revolving credit and term loan facilities totaled $1.75 billion. Our revolving credit facility is funded by a syndicate of 39 banks, with commitments ranging from $0.3 million to $123 million per bank. Our term loan facility is funded by a syndicate of 5 banks, with commitments ranging from $200 million to $350 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.
Commercial Paper Program
Our commercial paper program provides a low-cost source of borrowing to fund general corporate purposes including working capital requirements. The maximum borrowing capacity under the commercial paper program is $1 billion. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. As of June 27, 2020, we had no commercial paper outstanding under this program. Our ability to access commercial paper in the future may be limited or its costs increased, due to the current market environment which has been impacted in part by COVID-19.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At June 27, 2020, and September 28, 2019, the ratio of our net debt to EBITDA was 2.7x and 2.9x, respectively. Refer to Part I, Item 3, EBITDA Reconciliations, for an explanation and reconciliation to comparable GAAP measures.

Credit Ratings
Term Loan Facility due March 2022
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

Ratings Level (S&P/Moody's/Fitch)	Borrowing Spread through March 30, 2021	Borrowing Spread March 31, 2021 through March 27, 2022
A-/A3/A- or above	1.250%	1.500%
BBB+/Baa1/BBB+	1.375%	1.625%
BBB/Baa2/BBB (current level)	1.500%	1.750%
BBB-/Baa3/BBB-	1.750%	2.000%
BB+/Ba1/BB+ or lower	2.000%	2.250%
Revolving Credit Facility
S&P's applicable rating is "BBB+", Moody's applicable rating is "Baa2", Fitch's applicable rating is "BBB". The below table outlines the fees paid on the unused portion of the facility ("Facility Fee Rate") and letter of credit fees and borrowings ("Undrawn Letter of Credit Fee and Borrowing Spread") that corresponds to the applicable ratings levels from S&P, Moody's and Fitch.

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
Debt Covenants
Our revolving credit and term loan facilities contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; make acquisitions and investments; dispose of or transfer assets; change the nature of our business; engage in certain transactions with affiliates; and enter into hedging transactions, in each case, subject to certain qualifications and exceptions. In addition, we are required to maintain minimum interest expense coverage and maximum debt-to-capitalization ratios. Our senior notes also contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens; engage in certain sale/leaseback transactions; and engage in certain consolidations, mergers and sales of assets. We were in compliance with all debt covenants at June 27, 2020 and we expect that we will maintain compliance for the foreseeable future.
RECENTLY ISSUED/ADOPTED ACCOUNTING PRONOUNCEMENTS
Refer to the discussion of recently issued/adopted accounting pronouncements under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies.

CRITICAL ACCOUNTING ESTIMATES
We consider accounting policies related to: contingent liabilities; revenue recognition; accrued self-insurance; defined benefit pension plans; impairment of long-lived assets and definite life intangibles; impairment of goodwill and indefinite life intangible assets; business combinations; and income taxes to be critical accounting estimates. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 28, 2019. Refer to Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies, for updates to our significant accounting policies during the nine months ended June 27, 2020. These critical accounting policies require us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We have considered the impact of the global COVID-19 pandemic on our consolidated condensed financial statements. In addition to the COVID-19 impacts we have already experienced, and continue to experience, there are likely to be future impacts, the extent of which is uncertain and largely subject to whether the severity worsens or duration lengthens. These impacts could include but may not be limited to risks and uncertainty related to worker availability, our ability to operate production facilities, demand-driven production facility closures, shifts in demand between sales channels and market volatility in our supply chain. Consequently, this may subject us to future risk of material goodwill, intangible and long-lived asset impairments, increased reserves for uncollectible accounts, and adjustments for inventory and market volatility for items subject to fair value measurements such as derivatives and investments.
CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain information in this report constitutes forward-looking statements. Such forward-looking statements include, but are not limited to, current views and estimates of our outlook for the remainder of fiscal 2020 and fiscal 2021, other future economic circumstances, industry conditions in domestic and international markets, our performance and financial results (e.g., debt levels, return on invested capital, value-added product growth, capital expenditures, tax rates, access to foreign markets and dividend policy). These forward-looking statements are subject to a number of factors and uncertainties that could cause our actual results and experiences to differ materially from anticipated results and expectations expressed in such forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (ii) market conditions for finished products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (iii) outbreak of a livestock disease (such as African swine fever (ASF), avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an adverse effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to access certain domestic and foreign markets; (iv) the effectiveness of our financial fitness program; (v) the implementation of an enterprise resource planning system; (vi) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (vii) changes in availability and relative costs of labor and contract farmers and our ability to maintain good relationships with employees, labor unions, contract farmers and independent producers providing us livestock; (viii) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (ix) changes in consumer preference and diets and our ability to identify and react to consumer trends; (x) effectiveness of advertising and marketing programs; (xi) our ability to leverage brand value propositions; (xii) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xiii) impairment in the carrying value of our goodwill or indefinite life intangible assets; (xiv) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws; (xv) adverse results from litigation; (xvi) cyber incidents, security breaches or other disruptions of our information technology systems; (xvii) our ability to make effective acquisitions or joint ventures and successfully integrate newly acquired businesses into existing operations; (xviii) risks associated with our commodity purchasing activities; (xix) the effect of, or changes in, general economic conditions; (xx) significant marketing plan changes by large customers or loss of one or more large customers; (xxi) impacts on our operations caused by factors and forces beyond our control, such as natural disasters, fire, bioterrorism, pandemics or extreme weather; (xxii) failure to maximize or assert our intellectual property rights; (xxiii) our participation in multiemployer pension plans; (xxiv) the Tyson Limited Partnership’s ability to exercise significant control over the Company; (xxv) effects related to changes in tax rates, valuation of deferred tax assets and liabilities, or tax laws and their interpretation; (xxvi) volatility in capital markets or interest rates; (xxvii) risks associated with our failure to integrate Keystone Foods’ operations or to realize the targeted cost savings, revenues and other benefits of the acquisition; (xxviii) pandemics or disease outbreaks, such as the global novel coronavirus (COVID-19), may disrupt consumption and trade patterns, supply chains, and production processes, which could materially affect our operations and results of operations; (xxix) the outbreak of the COVID-19 global pandemic and associated responses has had, and is expected to continue to have, an adverse impact on our business and operations; and (xxx) those factors listed under Item 1A. “Risk Factors” in this report and Part I, Item 1A. “Risk Factors” included in our Annual Report filed on Form 10-K for the year ended September 28, 2019, our Current Report on Form 8-K filed March 13, 2020 and our Quarterly Report filed on Form 10-Q for the period ended March 28, 2020.

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
Further, we hold certain positions, primarily in grain and livestock futures that either do not meet the criteria for hedge accounting or are not designated as hedges. With the exception of normal purchases and normal sales that are expected to result in physical delivery, we record these positions at fair value, and the unrealized gains and losses are reported in earnings at each reporting date.
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
Commodities Risk: We purchase certain commodities, such as grains and livestock in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily forwards and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. We generally do not hedge anticipated transactions beyond 18 months. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of June 27, 2020, and September 28, 2019, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted forward and option prices. The market risk exposure analysis included both derivatives designated as hedge instruments and derivatives not designated as hedge instruments.

Effect of 10% change in fair value		in millions
	June 27, 2020	September 28, 2019
Livestock:
Live Cattle	$7	$19
Lean Hogs	4	17
Grain:
Corn	38	39
Soy Meal	40	31
Interest Rate Risk: At June 27, 2020, we had variable rate debt of $1,947 million with a weighted average interest rate of 1.5%. A hypothetical 10% increase in interest rates effective at June 27, 2020, and September 28, 2019, would not have a significant effect on variable interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At June 27, 2020, we had fixed-rate debt of $10,082 million with a weighted average interest rate of 4.4%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $100 million at June 27, 2020, and $184 million at September 28, 2019. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
We have $400 million total notional amount of interest rate swaps at June 27, 2020 as part of our risk management activities to hedge a portion of our exposure to changes in interest rates. A hypothetical 10% decrease in interest rates would have a minimal effect on interest expense.
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

Foreign Currency Risk: We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Australian dollar, the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Malaysian ringgit, the Mexican peso, and the Thai baht. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates related to the foreign exchange forward and option contracts would have had a $47 million and $15 million impact on pretax income at June 27, 2020, and September 28, 2019 respectively.
Concentration of Credit Risk: Refer to our market risk disclosures set forth in our 2019 Annual Report filed on Form 10-K for the year ended September 28, 2019, for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2019 Annual Report.
EBITDA Reconciliations
A reconciliation of net income to EBITDA is as follows (in millions, except ratio data):

	Nine Months Ended		Fiscal Year Ended	Twelve Months Ended
	June 27, 2020	June 29, 2019	September 28, 2019	June 27, 2020

Net income	$1,455	$1,663	$2,035	$1,827
Less: Interest income	(9)	(9)	(11)	(11)
Add: Interest expense	361	339	462	484
Add: Income tax expense	428	302	396	522
Add: Depreciation	662	600	819	881
Add: Amortization (a)	204	201	267	270
EBITDA	$3,101	$3,096	$3,968	$3,973

Total gross debt			$11,932	$12,029
Less: Cash and cash equivalents			(484)	(1,365)
Less: Short-term investments			(1)	(2)
Total net debt			$11,447	$10,662

Ratio Calculations:
Gross debt/EBITDA			3.0x	3.0x
Net debt/EBITDA			2.9x	2.7x

(a)
Excludes the amortization of debt issuance and debt discount expense of $10 million for the nine months ended June 27, 2020, $8 million for the nine months ended June 29, 2019, $12 million for the fiscal year ended September 28, 2019, and $14 million for the twelve months ended June 27, 2020, as it is included in interest expense.

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
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of June 27, 2020, our disclosure controls and procedures were effective.
During fiscal 2019, we implemented the primary phase of a new Enterprise Resource Planning system (“ERP”). The implementation will continue in additional phases over the next year. We concluded, as part of our evaluation, that the implementation of the ERP has not materially affected our internal control over financial reporting.
In the third quarter ended June 27, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On November 30, 2018, we completed the acquisition of Keystone Foods from Marfrig. At the time of closing, Keystone Foods subsidiary McKey Korea, LLC (“McKey Korea”) and three of its managers were under criminal indictment and being prosecuted in the Seoul Central District Court for The Republic of Korea. That prosecution stems from alleged violations of the Livestock Products Sanitary Control Act with respect to the method of testing for Enterohemorrhagic E. Coli employed by McKey Korea for beef patties produced in 2016 and 2017 at McKey’s Sejong City facility. The indictment also includes charges alleging the unlawful refreezing of thawed product for storage. All defendants have pled not guilty and deny all allegations. The trial is expected to conclude in late summer 2020. McKey Korea faces a potential criminal fine of $100,000. We have certain indemnification rights against Marfrig related to this matter.
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
Various claims have been asserted against the company, its subsidiaries, and its officers and agents by, and on behalf of, team members who claim to have contracted COVID-19 in our facilities.
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
In addition to the risk factors listed in Part I, Item 1A. "Risk Factors” in our Annual Report on Form 10-K for the year ended September 28, 2019, and our Current Report on Form 8-K filed March 13, 2020, we are subject to the following risk factor. This risk factor, in addition to the risk factors in our Annual Report on Form 10-K for the year ended September 28, 2019, our Current Report on Form 8-K filed March 13, 2020, and our Quarterly Report on Form 10-Q for the period ended March 28, 2020, should be considered carefully with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations.
The outbreak of the COVID-19 global pandemic and associated responses has had, and is expected to continue to have, an adverse impact on our business and operations.
The COVID-19 pandemic has negatively affected, and is expected to continue to negatively affect, many parts of our business and operations and has had and continues to have a negative impact on economic activity globally. In response to the COVID-19 pandemic, various jurisdictions have attempted to implement or have implemented measures designed to contain the spread of the virus, including travel restrictions, stay-at-home or shelter-in-place orders and shutdowns of non-essential businesses. Certain regions in the United States are currently experiencing a resurgence in the COVID-19 pandemic, which may result in the continuation or expansion of such measures. These actions and the broader economic impact of the COVID-19 pandemic have had, and are expected to continue to have, an adverse effect on our business, results of operations and financial condition. The extent of future impacts of the COVID-19 pandemic on general economic conditions and on our business, operations and results of operations remains uncertain.
We have experienced, and may experience in the future, slowdowns and temporary idling of certain of our production facilities due to a number of factors, including implementing additional safety measures, testing of our team members, team member absenteeism, and governmental orders. During the third quarter of fiscal 2020, we experienced slowdowns and temporary idling of production facilities. We anticipate we may experience additional volatility in our ability to operate our facilities at full utilization rates, depending on the factors detailed above. While the idling and slowdowns impacted our results of operations, additional or prolonged idling of facilities or an extended period of operating at a reduced capacity or more significant reductions in our operations at our facilities could have a material adverse impact on our ability to operate our business and on our results of operations.

We have experienced, and expect to continue to experience, an increase in operating costs in connection with higher costs associated with ensuring the continued health and safety of team members including by checking team members’ temperatures, providing additional personal protective equipment, deep cleaning facilities, and encouraging sick team members to stay home by providing enhanced employee benefits. During the third quarter of fiscal 2020, we incurred direct incremental expenses related to COVID-19 totaling approximately $340 million, which primarily included team member costs associated with worker availability and production facility downtime, and direct costs for personal protective equipment, production facility sanitization, COVID-19 testing, donations, product downgrades, rendered product, professional fees and $114 million of thank you bonuses to frontline employees. We expect to continue to incur significantly increased operating costs related to worker health and safety measures, which have had, and will likely continue to have, a negative impact on our results of operations and financial condition.
Workforce limitations and travel restrictions resulting from COVID-19 and related government actions adversely impacted, and may continue to adversely impact, many aspects of our business. A number of our employees at several plant locations have tested positive for COVID-19. These team members, and in some cases those working in close contact with diagnosed persons, are required to be quarantined, which has led to a decrease in our available workforce in some locations. The decrease in our available workforce has at times adversely impacted our ability to operate our business effectively. If a significant percentage of our workforce is unable to work, including because of illness or travel or government restrictions in connection with COVID-19, this could have an adverse effect on our operations and results of operations. In addition, certain of our employees who claim to have tested positive for COVID-19, or their family members, have filed lawsuits seeking compensatory and punitive damages for wrongful death and personal injury claims in several states. We expect additional employees or family members of employees may assert similar claims as the COVID-19 pandemic continues. If we are unsuccessful in defending against such claims, we may experience significant losses and expenses in connection with these lawsuits, which could adversely affect our liquidity, results of operations and financial condition.
We have also experienced, and expect to continue to experience, disruption and volatility in our supply chain, which has resulted, and may continue to result, in increased costs for certain raw materials. The spread of COVID-19 has also disrupted and may continue to disrupt logistics necessary to import, export, and deliver products to us and our customers. Ports and other channels of entry have been closed or were operating at only a portion of capacity, as workers have been prohibited or otherwise unable to report to work, and means of transporting products within regions or countries may be limited for the same reason. Other supply chain risks associated with the COVID-19 pandemic include but are not limited to shutdowns or reduced operations at our suppliers’ facilities, the continued inability of some of our contract producers to manage their livestock, supply chain disruptions for feed grains, changes in consumer orders due to shifting consumer patterns, changes in livestock and protein market prices, and additional disruptions in logistics or the distribution chain for our products. In addition, our operations, or those of independent contract poultry producers and producers who provide the live animals to our production operations, may become more limited in their ability to procure, deliver, or produce our food products because of transport restrictions related to quarantines or travel bans and the closure of certain of our production facilities.
As a result of the COVID-19 pandemic, since the end of the second quarter of fiscal 2020, we have experienced, and continue to experience, a significant shift in demand for our products from foodservice to retail channels, as schools and in-dining restaurants have closed across the United States and other countries. These shifts in demand and other impacts from COVID-19 have adversely impacted our business, as volume increases in our retail channels have not fully offset the losses in foodservice channels. We have experienced, and we expect to continue to experience, temporary idling of facilities or reduction of certain of our production capacity that service the foodservice channel in connection with this change in demand. A prolonged shutdown of schools and in-dining restaurants could have an adverse effect on our business and results of operations. Several large school districts throughout the United States have announced plans to hold classes remotely in the fall of 2020. If school districts within our foodservice channels determine to hold classes remotely, we anticipate we will experience a continued shift away from our foodservice channels, which would have an adverse impact on our business and results of operations. In addition, in the event of a protracted period of economic downturn, demand for our foodservice products may remain below expectations or decrease further, and demand for our retail consumption products may also decrease, which could have an adverse impact on our results of operations.
Governmental authorities at the federal, state and local levels may increase or impose new or stricter social distancing directives, stay-at-home restrictions, travel bans, quarantines, workforce and workplace restrictions or other measures related to COVID-19. Such actions could cause us to continue to incur additional costs.
We also face other risks associated with the COVID-19 pandemic, including:

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

•	a shift in consumer spending as a result of an economic downturn, which could result in consumers moving to private label or lower price products;

•	litigation; and

•	a continued decrease in demand at restaurants or other away from home dining, which adversely affects our foodservice business.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Mar. 29, 2020 to Apr. 25, 2020	12,857		$58.80	—	18,851,028
Apr. 26, 2020 to May 30, 2020	30,389		60.09	—	18,851,028
May 31, 2020 to Jun. 27, 2020	19,421		63.93	—	18,851,028
Total	62,667	(2)	$61.02	—	18,851,028

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

(2)
We purchased 62,667 shares during the period that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 48,334 shares purchased in open market transactions and 14,333 shares withheld to cover required tax withholdings on the vesting of restricted stock.

(3)	Shares purchased during the period pursuant to our previously announced stock repurchase program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information
On July 31, 2020, Tyson Foods, Inc. (together with its subsidiaries, the “Company”) Chief Executive Officer Noel White, 62, notified the Company’s Board of Directors (the “Board”) that he was stepping down as the Chief Executive Officer of the Company, effective October 3, 2020. Mr. White will remain as a member of the Board and employee of the Company and he was appointed Executive Vice Chairman of the Board effective October 3, 2020.
On July 31, 2020, the Board appointed Dean Banks, 46, to the position of President and Chief Executive Officer, effective as of October 3, 2020. Mr. Banks has served as President of the Company since December 20, 2019. Prior to joining the Company, Mr. Banks was a senior executive at X, an Alphabet Inc. company, where he led the development of emerging technology products since 2016 (where he remains an advisor), prior to which he was a managing partner and interim CEO at SEED Ventures, a group investing in and developing early stage healthcare technologies, since 2015. He has also previously served in leadership and consulting roles with IntraCelluar Technologies, now Vergent Bioscience where he remains a board member; Cleveland Clinic Innovations and the Ohio Orthopedic Commercialization Center; OrthoHelix (acquired by Tornier, Inc.); Connective Orthopaedics; Highland Capital Partners, Cytyc Corporation (acquired by Hologic), and Ethicon Endo-Surgery, a Johnson & Johnson company.
Neither Mr. White nor Mr. Banks have any family relationships with any of the Company’s directors or executive officers. There are no arrangements or understandings between either Mr. White or Mr. Banks and any other persons pursuant to which Mr. White was selected as Executive Vice Chairman or Mr. Banks was selected as President and Chief Executive Officer. In addition, there are no transactions involving the Company, on the one hand, and Mr. White or Mr. Banks, on the other hand, that would be required to be disclosed pursuant to Item 404(a) of Regulation S-K.
On July 31, 2020, Stewart Glendinning, the Company’s Executive Vice President and Chief Financial Officer, stepped down from the position of interim Chief Accounting Officer, and the Company appointed Phillip W. Thomas, 45, to the position of Vice President, Controller and Chief Accounting Officer. Mr. Thomas previously served as the Company’s Vice President, Assistant Controller since 2014 and was initially employed with the Company in 2008. In connection with his appointment, Mr. Thomas will be entitled to receive an annual base salary of $267,800 and will be eligible to participate in the Company’s annual performance incentive plan and the Company’s long-term equity incentive program (“LTI Program”) under the Company’s 2000 Stock Incentive Plan. His LTI Program opportunity at the next award date is equal to $175,000 at the target level, with the dollar value thereto being weighted 25%, 25% and 50% among stock options, performance stock and restricted stock, respectively. Mr. Thomas is also eligible for the Executive Rewards Allowance (“ERA”), which provides him with an annual cash allowance of $12,000. The ERA is taxable income to Mr. Thomas and can be used for an array of items based on the needs of him and his family.
There is no family relationship between Mr. Thomas and any director or other officer of the Company, nor is there any arrangement between Mr. Thomas and any other person(s) pursuant to which he was selected to serve as the Company’s Vice President, Controller and Chief Accounting Officer. In addition, there are no transactions involving the Company and Mr. Thomas that would be required to be disclosed pursuant to Item 404(a) of Regulation S-K.

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

101
The following information from our Quarterly Report on Form 10-Q for the quarter ended June 27, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Shareholders' Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104	Cover Page Interactive Data File formatted in iXBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: August 3, 2020	/s/ Stewart Glendinning
Stewart Glendinning
Executive Vice President and Chief Financial Officer

Date: August 3, 2020	/s/ Phillip W. Thomas
Phillip W. Thomas
Vice President, Controller and Chief Accounting Officer