Form 10-K
period 2020-10-03
TYSON FOODS, INC.
filed 2020-11-16
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the fiscal year ended	October 3, 2020

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On March 28, 2020, the aggregate market value of the registrant’s Class A Common Stock, $0.10 par value ("Class A stock"), and Class B Common Stock, $0.10 par value ("Class B stock"), held by non-affiliates of the registrant was $16,867,056,474 and $606,699, respectively. Class B stock is not publicly listed for trade on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis, so the market value was calculated based on the market price of Class A stock.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2020.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value ("Class A stock")	294,125,924
Class B Common Stock, $0.10 Par Value ("Class B stock")	70,010,355
INCORPORATION BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held February 11, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
GENERAL
Tyson Foods, Inc. and its subsidiaries (collectively, the “Company,” “we,” “us,” “our,” “Tyson Foods” or “Tyson”) (NYSE: TSN) is one of the world’s largest food companies and a recognized leader in protein. Founded in 1935 by John W. Tyson and grown under three generations of family leadership, the Company has a broad portfolio of products and brands including Tyson®, Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, Aidells®, ibp® and State Fair®. Tyson Foods innovates continually to make protein more sustainable, tailor food for everywhere it’s available and raise the world’s expectations for how much good food can do. Headquartered in Springdale, Arkansas, the Company had approximately 139,000 employees ("team members") on October 3, 2020. Through our Core Values, Tyson Foods is a company of people engaged in the production of food, seeking to pursue trust and integrity, and committed to creating value for our shareholders, our customers, our team members, and our communities. We strive to be honorable and operate with integrity, be faith-friendly and inclusive, serve as stewards of the resources entrusted to us, and provide a safe work environment. Some of the key factors influencing our business are customer demand for our products; the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace; accessibility of international markets; market prices for our products; the cost and availability of live cattle and hogs, raw materials and feed ingredients; and operating efficiencies of our facilities.
We operate a fully vertically-integrated chicken production process with the majority of our production certified as no antibiotic ever (sometimes referred to as “NAE”). Our integrated operations consist of breeding stock, contract farmers, feed production, processing, further-processing, marketing and transportation of chicken and related specialty products, including animal and pet food ingredients. Through our wholly-owned subsidiary, Cobb-Vantress, Inc., we are one of the leading poultry breeding stock suppliers in the world. Investing in breeding stock research and development allows us to breed into our flocks the characteristics found to be most desirable.
We also process live fed cattle and hogs and fabricate dressed beef and pork carcasses into primal and sub-primal meat cuts, case-ready beef and pork and fully-cooked meats. In addition, we derive value from specialty products such as hides and variety meats sold to further processors and others.
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
As part of our commitment to innovation and growth, we have a subsidiary focused on investing in companies developing breakthrough technologies, business models and products to sustainably feed a growing world population. Tyson New Ventures LLC is used to broaden our exposure to innovative, new forms of protein and ways of sustainably producing food to complement the Company's continuing investments in innovation in our core Beef, Pork, Chicken and Prepared Foods businesses.
FINANCIAL INFORMATION OF SEGMENTS
We operate in four reportable segments: Beef, Pork, Chicken and Prepared Foods. International/Other primarily includes our foreign operations in Australia, China, Malaysia, Mexico, the Netherlands, South Korea and Thailand, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC. The contribution of each segment to net sales and operating income (loss), and the identifiable assets attributable to each segment, are set forth in Part II, Item 8, Notes to Consolidated Financial Statements, Note 18: Segment Reporting.
DESCRIPTION OF SEGMENTS
Beef: Beef includes our operations related to processing live fed cattle and fabricating dressed beef carcasses into primal and sub-primal meat cuts and case-ready products. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, healthcare facilities, the military and other food processors, as well as to international export markets. This segment also includes sales from specialty products such as hides and variety meats, as well as logistics operations to move products through the supply chain.
Pork: Pork includes our operations related to processing live market hogs and fabricating pork carcasses into primal and sub-primal cuts and case-ready products. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, healthcare facilities, the military and other food processors, as well as to international export markets. This segment also includes our live swine group, related specialty product processing activities and logistics operations to move products through the supply chain.

Chicken: Chicken includes our domestic operations related to raising and processing live chickens into, and purchasing raw materials for fresh, frozen and value-added chicken products, as well as sales from specialty products. Our value-added chicken products primarily include breaded chicken strips, nuggets, patties and other ready-to-fix or fully cooked chicken parts. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities, the military and other food processors, as well as to international export markets. This segment also includes logistics operations to move products through our domestic supply chain and the global operations of our chicken breeding stock subsidiary.
Prepared Foods: Prepared Foods includes our operations related to manufacturing and marketing frozen and refrigerated food products and logistics operations to move products through the supply chain. This segment includes brands such as Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, State Fair®, as well as artisanal brands Aidells® and Gallo Salame®. Products primarily include ready-to-eat sandwiches, sandwich components such as flame-grilled hamburgers and Philly steaks, pepperoni, bacon, breakfast sausage, turkey, lunchmeat, hot dogs, flour and corn tortilla products, appetizers, snacks, prepared meals, ethnic foods, side dishes, meat dishes, breadsticks and processed meats. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities, the military and other food processors, as well as to international export markets.
RAW MATERIALS AND SOURCES OF SUPPLY
Beef: The primary raw materials used in our beef operations are live cattle. We do not have facilities of our own to raise cattle but employ cattle buyers located throughout cattle producing areas who visit independent feed yards and public auctions to buy live cattle on the open spot market. These buyers are trained to select high quality animals, and we continually measure their performance. We also enter into various risk-sharing and procurement arrangements with producers to secure a supply of livestock for our facilities. Although we generally expect adequate supply of live cattle in the regions we operate, there may be periods of imbalance in supply and demand.
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
Chicken: The primary raw materials used in our domestic chicken operations are corn and soybean meal used as feed and live chickens raised primarily by independent contract farmers. Our vertically-integrated chicken process begins with the grandparent breeder flocks and ends with broilers for processing. Breeder flocks (i.e., grandparents) are raised to maturity in grandparent growing and laying farms where fertile eggs are produced. Fertile eggs are incubated at the grandparent hatchery and produce pullets (i.e., parents). Pullets are sent to breeder houses, and the resulting eggs are sent to our hatcheries. Once chicks have hatched, they are sent to broiler farms. There, contract farmers care for and raise the chicks according to our standards, with advice from our technical service personnel, until the broilers reach the desired processing weight. Adult chickens are transported to processing facilities where they are harvested and converted into finished products, which are then sent to distribution centers and delivered to customers.
We operate feed mills to produce scientifically-formulated feeds. In fiscal 2020, corn, soybean meal and other feed ingredients were major production costs, representing roughly 53% of our cost of growing a live chicken domestically. In addition to feed ingredients to grow the chickens, we use cooking ingredients, packaging materials and cryogenic agents. We believe our sources of supply for these materials are adequate for our present needs, and we do not anticipate any difficulty in acquiring these materials in the future.
While we produce nearly all our inventory of breeder chickens and live broilers, we also purchase ice-packed or deboned chicken to meet production and sales requirements.
Prepared Foods: The primary raw materials used in our prepared foods operations are commodity based raw materials, including beef, pork, chicken, turkey, flour, vegetables, cheese, eggs, seasonings and other cooking ingredients. Some of these raw materials are provided by our other segments, while others may be purchased from numerous suppliers and manufacturers. We believe the sources of supply of raw materials are adequate for our present needs.
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

CUSTOMERS
Walmart Inc. accounted for 18.7% of our fiscal 2020 consolidated sales. Sales to Walmart Inc. were included in all of our segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations. No other single customer or customer group represented more than 10% of fiscal 2020 consolidated sales.
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
FOREIGN OPERATIONS
We sold products in approximately 145 countries in fiscal 2020. Major sales markets include Australia, Canada, Central America, Chile, China, the European Union, the United Kingdom, Japan, Mexico, Malaysia, the Middle East, South Korea, Taiwan and Thailand. We have the following foreign operations:

•
Cobb-Vantress, a chicken breeding stock subsidiary, has business interests in Argentina, Brazil, China, Colombia, the Dominican Republic, India, the Netherlands, New Zealand, Peru, the Philippines, Spain, Turkey, and the United Kingdom.

•	Tyson Asia-Pacific, consists of vertically-integrated chicken production operations in Thailand, further-processing operations in Malaysia and a beef production operation in Australia.

•
Tyson China-Korea, with locations in China and South Korea, consists of vertically-integrated chicken production and further-processing operations, and a joint venture interest in a non-consolidated chicken processing business.

•	Tyson Europe, sells chicken products throughout Europe produced from our other global operations and co-packer arrangements, and has a chicken further processing operation in the Netherlands.

•	Vibra Agroindustrial S.A., a joint venture in Brazil in which we have a minority interest, is a vertically-integrated chicken processing business.

•	Godrej Tyson Foods, a joint venture in India in which we have a minority interest, is primarily a chicken processing business.

•	Tyson Mexico Trading Company, a Mexican subsidiary, sells chicken products primarily from our U.S. operations and co-packer arrangements.
We continue to evaluate growth opportunities in foreign locations. Additional information regarding export sales and long-lived assets located in foreign locations is set forth in Part II, Item 8, Notes to Consolidated Financial Statements, Note 18: Segment Reporting.
RESEARCH AND DEVELOPMENT
We conduct continuous research and development activities to improve product development, to automate manual processes in our processing facilities and grow-out operations, and to improve chicken breeding stock. With regards to our food products we have two primary research and development locations, our Discovery Center in Springdale, Arkansas, and an Innovation Center located in Downers Grove, Illinois. The centers include more than 80,000 square feet of United States Department of Agriculture ("USDA") pilot plant space, two consumer sensory and focus group areas, two packaging labs and 25 research kitchens. The centers enable us to bring new market-leading retail and foodservice products to the customer quickly and efficiently. Additionally, in fiscal 2020, we opened the Tyson Manufacturing Automation Center to grow the development of new manufacturing solutions and to enhance team member training on new technology.
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
We work to ensure our products meet high standards of food safety and quality. In addition to our own internal Food Safety and Quality Assurance oversight and review, our beef, pork, chicken, and prepared foods products are subject to inspection prior to distribution, primarily by the USDA and the United States Food and Drug Administration ("FDA"). We also participate in the USDA's Hazard Analysis and Critical Control Points ("HACCP") program or FDA's Hazard Analysis and Risk-Based Prevention Controls ("HARPC") program as applicable and are subject to the Sanitation Standard Operating Procedures and the Public Health Security and Bioterrorism Preparedness and Response Act of 2002. Additionally, our foreign operations are subject to various other food safety and quality assurance oversight and review.
EMPLOYEES AND LABOR RELATIONS
As of October 3, 2020, we employed approximately 139,000 team members. Approximately 120,000 team members were employed in the United States, of which approximately 114,000 were employed at production facilities, and approximately 19,000 team members were employed in foreign countries, primarily in Thailand and China. Approximately 31,000 team members in the United States were subject to collective bargaining agreements with various labor unions, with approximately 37% of those team members at locations either under negotiation for contract renewal or included under agreements expiring in fiscal 2021. The remaining agreements expire over the next several years. Approximately 5,000 team members in foreign countries were subject to collective bargaining agreements. We believe our overall relations with our workforce are good.
Health and Safety: We maintain a safety culture grounded on the premise of eliminating workplace incidents, risks and hazards. We have created and implemented processes to help eliminate safety events by reducing their frequency and severity. We also review and monitor our performance closely. Our goal is to reduce Occupational Safety and Health Administration ("OSHA") recordable incidents by 10% year over year. During fiscal 2020, our recordable incident rate declined 17% compared to fiscal 2019. In response to the global novel coronavirus pandemic (“COVID-19” or “pandemic”), we have implemented and continue to implement safety measures in all our facilities. As an expansion of our We Care workplace safety program and continued efforts to boost the overall health and wellness of our workforce, we are piloting health clinics near our production facilities, giving team members and their families easier access to high-quality healthcare.
Inclusion and Diversity: We embrace the diversity of our team members, customers, stakeholders and consumers, including their unique backgrounds, experiences, thoughts and talents. Everyone is valued and appreciated for their distinct contributions to the growth and sustainability of our business. We strive to cultivate a culture and vision that supports and enhances our ability to recruit, develop and retain diverse talent at every level. We have a goal to build a highly engaged team by increasing retention year over year. For fiscal 2020, our domestic workforce realized a 1% increase in retention rate from fiscal 2019. As of October 3, 2020, our domestic workforce was approximately 40% gender diverse, and of our domestic team members, our workforce was approximately 33% white, approximately 27% Hispanic or Latino, approximately 25% Black or African American, and approximately 11% Asian American.
Talent and Development: Our talent strategy is focused on attracting the best talent, recognizing and rewarding their performance, while continually developing, engaging and retaining them. We focus on the team member experience, removing barriers to engagement, further modernizing the human relations process, focusing on hourly team member retention and continually improving equity and effectiveness of all talent practices. Through our Upward Academy Program, we offer English as a second language and financial literacy training to all team members. As of October 3, 2020, we have launched the program in 59 Company locations. We have a goal to be the employer of choice within our markets and peer groups, and strive to grow and develop the different capabilities and skills that we need for the future, while maintaining a robust pipeline of talent throughout the organization.
MARKETING AND DISTRIBUTION
Our principal marketing objective is to be the preferred provider of beef, pork, chicken, and prepared foods products for our customers and consumers. We build the Tyson®, Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, Aidells®, ibp® and State Fair® brands while supporting strong regional and emerging brands primarily through distinctive brand and product advertising, promotion, and public relations efforts focused toward key consumer targets with specific needs. We identify growth and business opportunities through consumer and customer insights derived via leading research and analytic capabilities. We utilize our national distribution system and customer support services to achieve the leading market position for our products and brands.

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
Certain information in this report constitutes forward-looking statements. Such forward-looking statements include, but are not limited to, current views and estimates of our outlook for fiscal 2021, other future economic circumstances, industry conditions in domestic and international markets, our performance and financial results (e.g., debt levels, return on invested capital, value-added product growth, capital expenditures, tax rates, access to foreign markets and dividend policy). These forward-looking statements are subject to a number of factors and uncertainties that could cause our actual results and experiences to differ materially from anticipated results and expectations expressed in such forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) the outbreak of the COVID-19 global pandemic and associated responses has had, and is expected to continue to have, an adverse impact on our business and operations; (ii) our ability to make effective acquisitions or joint ventures and successfully integrate newly acquired businesses into existing operations; (iii) the effectiveness of our financial fitness program; (iv) the implementation of an enterprise resource planning system; (v) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (vi) cyber incidents, security breaches or other disruptions of our information technology systems; (vii) risks associated with our failure to consummate favorable acquisition transactions or integrate certain acquisitions' operations; (viii) the Tyson Limited Partnership’s ability to exercise significant control over the Company; (ix) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (x) market conditions for finished products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (xi) outbreak of a livestock disease (such as African swine fever (ASF), avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an adverse effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to access certain domestic and foreign markets; (xii) changes in consumer preference and diets and our ability to identify and react to consumer trends; (xiii) effectiveness of advertising and marketing programs; (xiv) significant marketing plan changes by large customers or loss of one or more large customers; (xv) our ability to leverage brand value propositions; (xvi) changes in availability and relative costs of labor and contract farmers and our ability to maintain good relationships with team members, labor unions, contract farmers and independent producers providing us livestock; (xvii) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (xviii) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws; (xix) adverse results from litigation; (xx) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xxi) impairment in the carrying value of our goodwill or indefinite life intangible assets; (xxii) our participation in multiemployer pension plans; (xxiii) volatility in capital markets or interest rates; (xxiv) risks associated with our commodity purchasing activities; (xxv) the effect of, or changes in, general economic conditions; (xxvi) impacts on our operations caused by factors and forces beyond our control, such as natural disasters, fire, bioterrorism, pandemics or extreme weather; (xxvii) failure to maximize or assert our intellectual property rights; (xxviii) effects related to changes in tax rates, valuation of deferred tax assets and liabilities, or tax laws and their interpretation; and (xxix) those factors listed under Item 1A. Risk Factors.
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
BUSINESS & OPERATIONAL RISK FACTORS
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
We have experienced, and may experience in the future, slowdowns and temporary idling of certain of our production facilities due to a number of factors, including implementing additional safety measures, testing of our team members, team member absenteeism, and governmental orders. During fiscal 2020, we experienced slowdowns and temporary idling of production facilities. We anticipate we may experience additional volatility in our ability to operate our facilities at full utilization rates, depending on the factors detailed above. While the idling and slowdowns impacted our results of operations, additional or prolonged idling of facilities or an extended period of operating at a reduced capacity or more significant reductions in our operations at our facilities could have a material adverse impact on our ability to operate our business and on our results of operations.

We have experienced, and expect to continue to experience, an increase in operating costs in connection with higher costs associated with ensuring the continued health and safety of team members including by checking team members’ temperatures, providing additional personal protective equipment, deep cleaning facilities, and encouraging sick team members to stay home by providing enhanced team member benefits. During fiscal 2020, we incurred direct incremental expenses related to COVID-19 totaling approximately $540 million, which primarily included team member costs associated with worker availability and production facility downtime, and direct costs for personal protective equipment, production facility sanitization, COVID-19 testing, donations, product downgrades, rendered product, professional fees and thank you bonuses to frontline team members. We expect to continue to incur significantly increased operating costs related to worker health and safety measures, which have had, and will likely continue to have, a negative impact on our results of operations and financial condition. There can be no assurance that the health and safety measures we have taken (which include adding temperature and symptom screening stations for employees prior to entering our facilities and increasing physical distancing of our employees) will eradicate the risks associated with working in a critical infrastructure industry, including but not limited to, infection of our employees or the temporary closure of a facility, which could, in turn, have an adverse impact on our reputation, business, results of operations and financial condition.
Workforce limitations and travel restrictions resulting from COVID-19 and related government actions adversely impacted, and may continue to adversely impact, many aspects of our business. A number of our team members at various facilities have tested positive for COVID-19. These team members, and in some cases those working in close contact with diagnosed persons, are required to be quarantined, which has led to a decrease in our available workforce in various locations. The decrease in our available workforce has at times adversely impacted our ability to operate our business effectively. If a significant percentage of our workforce is unable to work, including because of illness, travel or government restrictions in connection with COVID-19, this could have an adverse effect on our operations and results of operations. In addition, certain of our team members who claim to have tested positive for COVID-19, or their family members, have filed lawsuits seeking compensatory and punitive damages for wrongful death and personal injury claims in several states. We expect additional team members or family members of team members may assert similar claims as the COVID-19 pandemic continues. If we are unsuccessful in defending against such claims, we may experience significant losses and expenses in connection with these lawsuits, which could adversely affect our liquidity, results of operations and financial condition.
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
As a result of the COVID-19 pandemic, we have experienced, and continue to experience, a significant shift in demand for our products from foodservice to retail channels, as schools and in-dining restaurants have closed across the United States and other countries. These shifts in demand and other impacts from COVID-19 have adversely impacted our business, as volume increases in our retail channels have not fully offset the losses in foodservice channels. We have experienced, and we expect to continue to experience, temporary idling of facilities or reduction of certain of our production capacity that service the foodservice channel in connection with this change in demand. A prolonged shutdown of schools and in-dining restaurants could have an adverse effect on our business and results of operations. Many large school districts throughout the United States are holding classes remotely and may continue to hold classes remotely. If school districts within our foodservice channels continue to hold classes remotely, we anticipate we will experience a continued shift away from our foodservice channels, which would have an adverse impact on our business and results of operations. In addition, in the event of a protracted period of economic downturn, demand for our foodservice products may remain below expectations or decrease further, and demand for our retail consumption products may also decrease, which could have an adverse impact on our results of operations.
Governmental authorities at the federal, state and local levels may increase or impose new or stricter social distancing directives, stay-at-home restrictions, travel bans, quarantines, workforce and workplace restrictions or other measures related to COVID-19. Such actions could cause us to continue to incur additional costs.
We also face other risks associated with the COVID-19 pandemic, including:

•	continued commodity cost volatility, which may add volatility to our costs and expenses;

•	additional increase in input cost may not be adequately captured through pricing;

•	an increase in consumer demand in our retail channel, such as grocery stores, club stores, and value stores, which has and may continue to strain our supply chain;

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
The integration of large businesses is complex and requires us to devote significant management attention and incur substantial costs to integrate these businesses and Tyson’s business practices, policies, cultures and operations. This diversion of our management’s attention from day-to-day business operations and the execution and pursuit of strategic plans and initiatives could result in performance shortfalls, which could adversely impact the combined company’s business, operations and financial results. The integration process could also result in the loss of key team members, which could adversely impact the combined company’s future financial results.
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
In the fourth quarter of fiscal 2017, our Board of Directors approved a multi-year restructuring program (the “2017 Program”), which is expected to contribute to the Company’s overall strategy of financial fitness through increased operational effectiveness and overhead reduction. In the first quarter of fiscal 2020, the Company approved a restructuring program (the "2020 Program"), which is expected to contribute to the Company's overall strategy of financial fitness through the elimination of overhead and consolidation of certain enterprise functions. In the fourth quarter of fiscal 2020, the Company extended the 2020 Program as it identified additional opportunities to eliminate overhead by optimizing organizational structures and other activities. For more information regarding this program, refer to Part II, Item 8. Notes to the Consolidated Financial Statements, Note 7: Restructuring and Related Charges.
The success of the financial fitness programs, including the realization of the anticipated benefits, will depend in part on our ability to successfully implement the program in an efficient and effective manner. The implementation of the financial fitness programs may be more difficult, costly, or time consuming than expected, and the financial fitness programs may not result in any or all of the anticipated benefits. If we are unable to implement the financial fitness programs smoothly or successfully, or we otherwise do not capture the anticipated savings, our business, results of operations and financial condition for future periods could be negatively impacted.
In addition, we may incur higher costs associated with reductions in overhead than anticipated, and the reduction in overhead could result in performance shortfalls. The financial fitness programs may become a distraction for our organization and may disrupt our ongoing business operations; cause deterioration in team member morale; disrupt or weaken the internal control structures of the affected business operations; and result in negative publicity which could affect our corporate reputation. If we are unable to successfully manage the negative consequences of the financial fitness programs, our business, results of operations and financial condition for future periods could be adversely affected.
We may experience difficulties in implementing an enterprise resource planning system over the next few years.
We are engaged in a multi-year implementation of an enterprise resource planning (“ERP”) system. During fiscal 2019, we implemented the primary phase and the implementation will continue in additional phases through fiscal 2021. Such an implementation is a major undertaking from a financial, management, and personnel perspective. The implementation of the ERP system may prove to be more difficult, costly, or time consuming than expected, and there can be no assurance that this system will continue to be beneficial to the extent anticipated. Any disruptions, delays or deficiencies in the design and implementation of our new ERP system could adversely affect our ability to process orders, ship products, send invoices and track payments, fulfill contractual obligations, produce financial reports, or otherwise operate our business. As we implement our new ERP system, our exposure to system attacks may be elevated because we will be running old and new processes in parallel and must simultaneously protect both the new system and legacy systems. If we are unable to implement the ERP system smoothly or successfully, or we otherwise do not capture anticipated benefits, our business, results of operations and financial condition for future periods could be negatively impacted. Additionally, our implementation of the ERP system involves greater utilization of third-party “cloud” computing services in connection with our business operations. Problems faced by us or our third-party “cloud” computing providers, including technological or business-related disruptions, as well as cybersecurity threats, could adversely impact our business, results of operations and financial condition for future periods.
We are subject to risks associated with our international activities, which could negatively affect our sales to customers in foreign locations, as well as our operations and assets in such locations.
In fiscal 2020, we sold products to customers in approximately 145 countries. Major sales markets include Australia, Canada, Central America, Chile, China, the European Union, the United Kingdom, Japan, Mexico, Malaysia, the Middle East, South Korea, Taiwan and Thailand. Our sales to customers in foreign countries for fiscal 2020 totaled $6.0 billion of which $4.0 billion related to export sales from the United States. In addition, we had approximately $1,287 million of long-lived assets located in foreign locations, primarily Brazil, China, the European Union and New Zealand, at the end of fiscal 2020.
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
We have implemented and continue to evaluate security initiatives and disaster recovery plans to mitigate our exposure to these risks, but these measures may not be adequate. Any significant failure of our systems, including failures that prevent our systems from functioning as intended or our failure to timely identify or appropriately respond to cyber-attacks or other cyber incidents, could cause transaction errors, processing inefficiencies, loss of customers and sales, have negative consequences on our team members and our business partners, have a negative impact on our operations or business reputation and expose us to liability, litigation and regulatory enforcement actions. In addition, if we are unable to prevent security breaches, we may suffer financial and reputational damage or penalties because of the unauthorized disclosure of confidential information belonging to us or to our business partners, customers, consumers or suppliers. Finally, the disclosure of non-public information through external media channels could lead to the loss of intellectual property or damage our reputation and brand image. Similar risks exist with respect to the third-party vendors that we rely upon for aspects of our information technology support services and administrative functions, including health and benefit plan administration and certain finance and accounting functions, and systems managed, hosted, provided and/or used by third parties and their vendors.
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
We periodically evaluate potential acquisitions, joint ventures and other initiatives, and may seek to expand our business through the acquisition of companies, processing plants, technologies, products and services. Acquisitions and joint ventures involve financial and operational risks and uncertainties, including:

•	challenges in realizing the anticipated benefits of the transaction;

•	difficulty integrating acquired businesses, technologies, operations and personnel with our existing business;

•	diversion of management attention in connection with negotiating transactions and integrating the businesses acquired;

•	difficulty identifying suitable candidates;

•	consummating a transaction on terms that are favorable to us;

•	challenges in retaining the acquired businesses' customers and key team members;

•	inability to implement and maintain consistent standards, controls, procedures and information systems;

•	exposure to unforeseen or undisclosed liabilities of acquired companies; and

•	the availability and terms of additional debt or equity financing for any transaction.
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

Tyson Limited Partnership can exercise significant control.
As of October 3, 2020, Tyson Limited Partnership (the "TLP") owns 99.985% of the outstanding shares of the Company's Class B Common Stock, $0.10 par value ("Class B stock") and the TLP and members of the Tyson family own, in the aggregate, 2.23% of the outstanding shares of the Company's Class A Common Stock, $0.10 par value ("Class A stock"), giving them, collectively, control of approximately 71.06% of the total voting power of the Company's outstanding voting stock. At this time, the TLP does not have a managing general partner, as such, the management rights of the managing general partner may be exercised by a majority of the percentage interests of the general partners. As of October 3, 2020, Mr. John Tyson, Chairman of the Board of Directors, has 33.33% of the general partner percentage interests, and Ms. Barbara Tyson, a director of the Company, has 11.115% general partner percentage interests (the remaining general partnership interests are held by the Donald J. Tyson Revocable Trust (44.44%) and Harry C. Erwin, III (11.115%)). As a result of these holdings, positions and directorships, the partners in the TLP have the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our stockholders, including amendments to our restated certificate of incorporation and by-laws, the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership may also delay or prevent a change in control otherwise favored by our other stockholders and could depress our stock price. Additionally, as a result of the TLP's significant ownership of our outstanding voting stock, we are eligible for “controlled company” exemptions from certain corporate governance requirements of the New York Stock Exchange.
INDUSTRY RISK FACTORS
Fluctuations in commodity prices and in the availability of raw materials, especially feed grains, live cattle, live swine and other inputs could negatively impact our earnings.
Our results of operations and financial condition, as well as the selling prices for our products, are dependent upon the cost and supply of commodities and raw materials such as beef, pork, poultry, corn, soybean meal, packaging materials and energy and, to a lesser extent, cheese, fruit, seasoning blends, flour, corn syrup, corn oils, butter and sugar. Corn, soybean meal and other feed ingredients, for instance, represented roughly 53% of our cost of growing a live chicken in fiscal 2020.
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
Our business could suffer significant setbacks in sales and operating income if our customers’ plans and/or markets change significantly or if we lost one or more of our largest customers, including, for example, Walmart Inc., which accounted for 18.7% of our sales in fiscal 2020. Our retail customers typically do not enter into written contracts, and if they do sign contracts, they generally are limited in scope and duration. There can be no assurance that significant customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past. Alternative retail channels, such as convenience stores, dollar stores, drug stores, club stores and Internet-based retailers have increased their market share.
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
LABOR & EMPLOYMENT RISK FACTORS
We depend on the availability of, and good relations with, our team members.
We have approximately 139,000 team members, approximately 36,000 of whom are covered by collective bargaining agreements or are members of labor unions. Our operations depend on the availability and relative costs of labor and maintaining good relations with team members and the labor unions. If we fail to maintain good relations with our team members or with the labor unions, we may experience labor strikes or work stoppages, which could adversely affect our financial results.
If we are unable to attract, hire or retain key team members or a highly skilled and diverse global workforce, it could have a negative impact on our business, financial condition or results of operations.
Our continued growth requires us to attract, hire, retain and develop key team members, including our executive officers and senior management team, and maintain a highly skilled and diverse global workforce. We compete to attract and hire highly skilled team members and our own team members are highly sought after by our competitors and other companies. Competition could cause us to lose talented team members, and unplanned turnover could deplete our institutional knowledge and result in increased costs due to increased competition for team members.
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

LEGAL & REGULATORY RISK FACTORS
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
Our operations are subject to extensive federal, state and foreign laws and regulations by authorities that oversee food safety standards and processing, packaging, storage, distribution, advertising, labeling and export of our products. See “Environmental Regulation and Food Safety” in Item 1 of this Annual Report on Form 10-K for more information. Changes in laws or regulations that impose additional regulatory requirements on us (including the United Kingdom's exit from the European Union) could increase our cost of doing business or restrict our actions, causing our results of operations to be adversely affected. For example, increased governmental interest in advertising practices may result in regulations that could require us to change or restrict our advertising practices.
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
We operate in a highly-regulated environment with constantly evolving legal and regulatory frameworks. Consequently, we are subject to heightened risk of legal claims or other regulatory enforcement actions. Although we have implemented policies and procedures designed to ensure compliance with existing laws and regulations, there can be no assurance that our team members, contractors, or agents will not violate our policies and procedures. Moreover, a failure to maintain effective control processes could lead to violations, unintentional or otherwise, of laws and regulations. Legal claims or regulatory enforcement actions arising out of our failure or alleged failure to comply with applicable laws and regulations, including those contained in Item 3, Legal Proceedings and Part II, Item 8, Notes to Consolidated Financial Statements, Note 21: Commitments and Contingencies in this Annual Report on Form 10-K, could subject us to civil and criminal penalties, including debarment from governmental contracts that could materially and adversely affect our product sales, reputation, financial condition and results of operations. Loss of or failure to obtain necessary permits and registrations could delay or prevent us from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results.
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

FINANCIAL RISK FACTORS
Our level of indebtedness and the terms of our indebtedness could negatively impact our business and liquidity position.
Our indebtedness, including borrowings under our revolving credit facility, term loan facility and commercial paper program, may increase from time to time for various reasons, including fluctuations in operating results, working capital needs, capital expenditures and possible acquisitions, joint ventures or other significant initiatives. Our consolidated indebtedness level could adversely affect our business because:

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
Goodwill and indefinite life intangible assets are initially recorded at fair value and not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise. In assessing the carrying value of goodwill and indefinite life intangible assets, we make estimates and assumptions about sales, operating margins, growth rates, royalty rates, EBITDA multiples, and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated principally using income and market approaches. The income approach is based on the present value of future cash flows of each reporting unit and are believed to reflect market participant views which would exist in an exit transaction. The market approach measures value based on what other purchasers in the market have paid for assets or business interests that can be considered reasonably similar to each reporting unit and are believed to reflect market participant views which would exist in an exit transaction. Indefinite life intangible asset valuations have been calculated principally using relief-from-royalty and excess earnings approaches and are believed to reflect market participant views which would exist in an exit transaction. Under these valuation approaches, we are required to make various judgmental assumptions about appropriate sales, operating margins, growth rates, royalty rates and discount rates, amongst other assumptions. Disruptions in global credit and other financial markets and deterioration of economic conditions, could, among other things, cause us to increase the discount rate used in the valuations. We could be required to evaluate the recoverability of goodwill and indefinite life intangible assets prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses could result in impairment charges in the future, which could be substantial. As of October 3, 2020, we had $15.0 billion of goodwill and indefinite life intangible assets, which represented approximately 43% of total assets.
Participation in Multiemployer Pension Plans could adversely affect our business.
We participate in several “multiemployer” pension plans that provide defined benefits to certain team members covered by collective bargaining agreements. These plans are typically administered by boards of trustees composed of the management of the participating companies and labor representatives. We are required to make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. Our required contributions to these funds could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these funds, inability or failure of withdrawing companies to pay their withdrawal liability, lower than expected returns on pension fund assets or other funding deficiencies. In the event that we withdraw from participation in these plans, then applicable law could require us to make additional lump-sum contributions to the plans, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability would depend on the extent of the plans' funding of vested benefits. Two of the multiemployer plans in which we participate are reported to have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability. In the event a withdrawal or partial withdrawal was to occur with respect to the multiemployer plans, the impact to our consolidated financial statements could be material.

Volatility in the capital markets or interest rates could adversely impact our pension costs and the funded status of our pension plans.
We sponsor a number of defined benefit plans for team members in the United States. The difference between plan obligations and assets, which signifies the funded status of the plans, is a significant factor in determining the net periodic benefit costs of the pension plans and our ongoing funding requirements. As of October 3, 2020, the funded status of our defined benefit pension plans was an underfunded position of $234 million, as compared to an underfunded position of $240 million at the end of fiscal 2019. Changes in interest rates and the market value of plan assets can impact the funded status of the plans and cause volatility in the net periodic benefit cost and our future funding requirements. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements.
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
GENERAL RISK FACTORS
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The following table summarizes our domestic production properties as of October 3, 2020:

	Number of Facilities(1)
	Owned	Leased	Total	Capacity(2)	Average Capacity Utilization
Beef Segment Production Facilities	12	—	12	155,000 head	77%
Pork Segment Production Facilities	7	—	7	461,000 head	90%
Chicken Segment Operation Facilities	177	8	185	45 million head	84%
Prepared Foods Operation Facilities	35	—	35	74 million pounds	81%

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

Beef: Beef facilities include various phases of harvesting live cattle and fabricating beef products and specialty products. We also have various facilities which have rendering operations along with tanneries and hide treatment operations. The Beef segment includes three case-ready operations that share facilities with the Pork segment. One of the beef facilities contains a tallow refinery.
Pork: Pork facilities include various phases of harvesting live hogs and fabricating pork products and specialty products. The Pork segment includes three case-ready operations that share facilities with and are included in the Beef segment in the table above.
Chicken: Our vertically-integrated Chicken operations facilities include processing facilities, rendering facilities, blending mills, feed mills, grain elevators and broiler hatcheries. The Chicken processing facilities include various phases of harvesting, dressing, cutting, packaging, deboning and further-processing. We also have animal nutrition operations, which are associated with the Chicken rendering facilities or within various Chicken processing facilities. The blending mills, feed mills, grain elevators and broiler hatcheries have sufficient capacity to meet the needs of the chicken growout operations. The Chicken segment includes five processing facilities that share facilities with and are included in the Prepared Foods segment in the table above.
Prepared Foods: Our Prepared Foods segment includes processing facilities and a vertically-integrated turkey operation. Our Prepared Foods facilities process fresh and frozen chicken, turkey, beef, pork and other raw materials into ready-to-eat sandwiches, sandwich components such as flame-grilled hamburgers and Philly steaks, pizza toppings, branded and processed meats, appetizers, prepared meals, ethnic foods, flour and corn tortilla products and meat dishes. The Prepared Foods segment includes two processing facilities that share facilities with and are included in the Chicken segment in the table above.
We own and lease domestic distribution and cold storage facilities that support the supply chains of all our segment operations and are not specifically dedicated to individual segments.
Our International/Other foreign production operations in Asia-Pacific and China-Korea include one beef facility, 20 chicken processing facilities, four feed mills and one broiler hatchery. The processing facilities include various phases of harvesting, dressing, cutting, packaging, deboning and further-processing. We also have a foreign production operation in Europe which includes a chicken further-processing facility.
We believe our present facilities are generally adequate and suitable for our current purposes; however, seasonal fluctuations in inventories and production may occur as a reaction to market demands for certain products. We regularly engage in construction and other capital improvement projects intended to expand capacity and improve the efficiency of our processing and support facilities. We also consider the efficiencies of our operations and may from time to time consider changing the number or type of facilities we operate to align with our capacity needs.

ITEM 3. LEGAL PROCEEDINGS
Refer to the description of certain legal proceedings pending against us under Part II, Item 8, Notes to Consolidated Financial Statements, Note 21: Commitments and Contingencies, which discussion is incorporated herein by reference. Listed below are certain additional legal proceedings involving the Company and/or its subsidiaries.
On June 6, 2019, our poultry rendering facility in Hanceville, Alabama, recently acquired from American Proteins, Inc. in 2018, experienced a release of partially treated wastewater that reached a nearby river and resulted in a fish kill. We took remediation efforts following the release to mitigate the impact. The State of Alabama filed suit against Tyson Farms, Inc. on April 29, 2020 for the June 6, 2019 release, as well as a prior release. Related civil suits have also been filed, which include individual and collective claims for compensatory and punitive damages against us and other defendants for alleged contamination of the local water supply, personal injury, property damage, diminution in property values, loss of recreational waterway use, lost non-profit revenue and business damages. Certain plaintiffs also allege that the facility’s historical and ongoing operations constitute a nuisance under Alabama law and are also seeking injunctive relief.
On November 30, 2018, we completed the acquisition of Keystone Foods from Marfrig. At the time of closing, Keystone Foods subsidiary McKey Korea, LLC (“McKey Korea”) and three of its managers were under criminal indictment and being prosecuted in the Seoul Central District Court for The Republic of Korea. That prosecution stems from alleged violations of the Livestock Products Sanitary Control Act with respect to the method of testing for Enterohemorrhagic E. Coli employed by McKey Korea for beef patties produced in 2016 and 2017 at McKey’s Sejong City facility. The indictment also includes charges alleging the unlawful refreezing of thawed product for storage. All defendants have pled not guilty and deny all allegations. The trial concluded in October 2020.  McKey Korea faces a potential criminal fine of $100,000. We have certain indemnification rights against Marfrig related to this matter.
On January 27, 2017, Haff Poultry, Inc., Craig Watts, Johnny Upchurch, Jonathan Walters and Brad Carr, acting on behalf of themselves and a putative class of broiler chicken farmers, filed a class action complaint against us and certain of our poultry subsidiaries, as well as several other vertically-integrated poultry processing companies, in the United States District Court for the Eastern District of Oklahoma. On March 27, 2017, a second class action complaint making similar claims on behalf of a similarly defined putative class was filed in the United States District Court for the Eastern District of Oklahoma. Plaintiffs in the two cases sought to have the matters consolidated, and, on July 10, 2017, filed a consolidated amended complaint styled In re Broiler Chicken Grower Litigation. The plaintiffs allege, among other things, that the defendants colluded not to compete for broiler raising services “with the purpose and effect of fixing, maintaining, and/or stabilizing grower compensation below competitive levels.” The plaintiffs also allege that the defendants “agreed to share detailed data on [g]rower compensation with one another, with the purpose and effect of artificially depressing [g]rower compensation below competitive levels.” The plaintiffs contend these alleged acts constitute violations of the Sherman Antitrust Act and Section 202 of the Grain Inspection, Packers and Stockyards Act of 1921. The plaintiffs are seeking treble damages, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative class. We and the other defendants filed a motion to dismiss on September 8, 2017, and that motion was denied on January 6, 2020. The parties are now conducting discovery in the Oklahoma action. Additional named plaintiffs filed similar class action complaints in federal district courts in North Carolina, Colorado, Kansas and California. On October 6, 2020, the named plaintiffs in the Oklahoma action filed a motion with the United States Judicial Panel on Multidistrict Litigation to transfer and consolidate all actions in the Eastern District of Oklahoma.
On December 19, 2019, Olean Wholesale Grocery Cooperative, Inc. and John Gross and Company, Inc., acting on behalf of themselves and a putative class of all persons and entities who purchased turkey directly from a defendant or alleged co-conspirator during the class period of January 1, 2010 to January 1, 2017, filed a class action against us, turkey suppliers, and Agri Stats, Inc. in the United States District Court for the Northern District of Illinois. The plaintiffs allege, among other things, that the defendants entered into an agreement to exchange competitively sensitive information regarding turkey supply, production and pricing plans, all with the intent to artificially inflate the price of turkey, in violation of the Sherman Act. Plaintiffs are seeking treble damages, pre- and post-judgment interest, costs and attorneys’ fees on behalf of the putative class. On April 13, 2020, Sandee's Catering filed a similar complaint in the United States District Court for the Northern District of Illinois on behalf of itself and a putative class of all commercial and institutional indirect purchasers of turkey that purchased directly from a defendant or alleged co-conspirator during the class period of January 1, 2010 to January 1, 2017, alleging claims based on the Sherman Act and various state law causes of action. The plaintiffs are seeking treble damages, pre- and post-judgment interest, costs, and attorneys' fees on behalf of the putative class. We moved to dismiss the complaints, and on October 19, 2020, the court partially denied the motion.

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
Other Matters: As of October 3, 2020, we had approximately 139,000 team members and, at any time, have various employment practices matters outstanding. In the aggregate, these matters are significant to the Company, and we devote significant resources to managing employment issues. Additionally, we are subject to other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on our consolidated results of operations or financial position.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Each of our executive officers serve one-year terms from the date of their election, or until their successors are appointed and qualified. Chairman of the Board of Directors John Tyson is the father of Chief Sustainability Officer John R. Tyson and nephew of Director Barbara A. Tyson. No other family relationships exist among these officers. The name, title, age (as of October 3, 2020) and calendar year of initial election to executive office of our executive officers are listed below:

Name	Title	Age	Year Elected Executive Officer
John H. Tyson	Chairman of the Board of Directors	67	2011
Noel White	Executive Vice Chairman of the Board of Directors	62	2009
Dean Banks	President and Chief Executive Officer	47	2020
Stewart Glendinning	Executive Vice President and Chief Financial Officer	55	2017
Donnie King	Group President Poultry	58	2019
Chris Langholz	President International	57	2020
Noelle O'Mara	Group President Prepared Foods	41	2019
Doug Ramsey	President Global McDonald's Business	51	2017
Scott Rouse	Executive Vice President and Chief Customer Officer	57	2017
Johanna Söderström	Executive Vice President and Chief Human Resources Officer	49	2020
Scott Spradley	Executive Vice President and Chief Technology Officer	55	2017
Stephen Stouffer	Group President Fresh Meats	60	2013
Phillip Thomas	Vice President, Controller and Chief Accounting Officer	45	2020
Amy Tu	Executive Vice President and General Counsel	53	2017
John R. Tyson	Chief Sustainability Officer	30	2019
Justin Whitmore	Executive Vice President Alternative Proteins	38	2017
John H. Tyson has served as Chairman of the Board of Directors since 1998 and was previously Chief Executive Officer of the Company from 2000 until 2006. Mr. Tyson was initially employed by the Company in 1973.
Noel White was appointed to Executive Vice Chairman of the Board of Directors effective October 3, 2020, after serving as President and Chief Executive Officer since 2018, serving as Group President, Fresh Meats and International and Chief Operations Officer, each in 2017, President, Poultry since 2013, and Senior Group Vice President, Fresh Meats since 2009. Mr. White was initially employed by IBP, inc. ("IBP") in 1983. IBP was acquired by the Company in 2001.

Dean Banks was appointed President and Chief Executive Officer, effective as of October 3, 2020. Mr. Banks has served as President of the Company since December 20, 2019. Prior to joining the Company as President, Mr. Banks was a Project Lead and on the Leadership Team at X (formerly Google [x]), an Alphabet Inc. company, prior to which he was a managing partner and interim CEO at SEED Ventures since 2015. He has also previously served in leadership and consulting roles with IntraCelluar Technologies, now Vergent Bioscience, where he remains a board member; Cleveland Clinic Innovations and the Ohio Orthopedic Commercialization Center; OrthoHelix (acquired by Tornier, Inc.); Connective Orthopaedics; Highland Capital Partners, Cytyc Corporation (acquired by Hologic), and Ethicon Endo-Surgery, a Johnson & Johnson company.
Stewart Glendinning was appointed Executive Vice President and Chief Financial Officer in February 2018 after serving as Executive Vice President since his initial employment by the Company in December 2017. Mr. Glendinning was employed at Molson Coors Brewing Company prior to joining the Company.
Donnie King was appointed Group President, Poultry in September 2020 after serving as Group President, International and Chief Administration Officer since February 2019 and as Group President, International since January 2019. Mr. King previously served as President, North American Operations from 2015 to 2016 and President, North American Operations and Foodservice in 2014. Mr. King was initially employed by Valmac Industries in 1982. Valmac Industries was acquired by the Company in 1984. Mr. King was self-employed from 2016 to February 2019 before returning to the Company.
Chris Langholz was appointed President, International in February 2020. Mr. Langholz was President of Cargill Asia Pacific and President of International Protein prior to joining the Company.
Noelle O'Mara was appointed Group President, Prepared Foods in August 2019, after serving as Chief Marketing Officer since April 2019, having previously served as General Manager and Senior Vice President, Tyson Brands Deli and Innovation since 2018, Senior Vice President and General Manager Jimmy Dean Brands since 2017 and Vice President, Emerging Brands Innovation since joining the company in 2016. Ms. O'Mara was employed at Kraft Foods Group prior to joining the Company.
Doug Ramsey was appointed Group President, Global McDonald's Business in January 2019, after serving as Group President, Poultry since 2017. Mr. Ramsey previously served as Senior Vice President, Big Bird/Fowl since 2014, and Senior Vice President and GM Value-Added since 2011. Mr. Ramsey was initially employed by the Company in 1992.
Scott Rouse was appointed Executive Vice President and Chief Customer Officer in 2014, after serving as Senior Vice President, Customer Development since 2006. Mr. Rouse was initially employed by the Company in 2004.
Johanna Söderström was appointed Executive Vice President and Chief Human Resources Officer in July 2020. Ms. Söderström was employed by Dow Chemical Company prior to joining the Company.
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
Phillip Thomas was appointed Vice President, Controller and Chief Accounting Officer in July 2020 after serving as Vice President and Assistant Controller since March 2014, prior to which he served as Senior Director Financial Reporting since his initial employment with the Company in July 2008.
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
Justin Whitmore was appointed Executive Vice President, Alternative Proteins in February 2019, after serving as our Chief Sustainability Officer since his initial employment with the Company in May 2017, where he also served as Executive Vice President, Continuous Improvement since 2018, after serving as Executive Vice President, Corporate Strategy since December 2017, and Senior Vice President Corporate Strategy since August 2017. Prior to joining the Company, Mr Whitmore was employed by McKinsey & Company since 2014.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We have issued and outstanding two classes of capital stock, Class A stock and Class B stock. Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share and holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of October 31, 2020, there were approximately 22,000 holders of record of our Class A stock and six holders of record of our Class B stock.
DIVIDENDS
Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. In fiscal 2020, the annual dividend rate for Class A stock was $1.68 per share and the annual dividend rate for Class B stock was $1.51 per share. Effective November 13, 2020, the Board of Directors increased the quarterly dividend previously declared on August 6, 2020, to $0.445 per share on our Class A common stock and $0.4005 per share on our Class B common stock. The increased quarterly dividend is payable on December 15, 2020, to shareholders of record at the close of business on December 1, 2020. The Board also declared a quarterly dividend of $0.445 per share on our Class A common stock and $0.4005 per share on our Class B common stock, payable on March 15, 2021, to shareholders of record at the close of business on March 1, 2021. We anticipate the remaining quarterly dividends in fiscal 2021 will be $0.445 and $0.4005 per share of our Class A and Class B stock, respectively. This results in an annual dividend rate in fiscal 2021 of $1.78 for Class A shares and $1.602 for Class B shares, or a 6% increase compared to the fiscal 2020 annual dividend rate. We have paid uninterrupted quarterly dividends on common stock each year since 1977.
MARKET INFORMATION
Our Class A stock is traded on the New York Stock Exchange under the symbol “TSN.” No public trading market currently exists for our Class B stock.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Jun. 28, 2020 to July 25, 2020	36,636		$59.14	—	18,851,028
Jul. 26, 2020 to Aug. 29, 2020	56,130		62.75	—	18,851,028
Aug. 30, 2020 to Oct. 3, 2020	31,214		62.78	—	18,851,028
Total	123,980	(2)	$61.69	—	18,851,028

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

(2)
We purchased 123,980 shares during the period that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 121,048 shares purchased in open market transactions and 2,932 shares withheld to cover required tax withholdings on the vesting of restricted stock.

(3)	Shares purchased during the period pursuant to our previously announced stock repurchase program.

PERFORMANCE GRAPH
The following graph shows a five-year comparison of cumulative total returns for our Class A stock, the Standard & Poor’s ("S&P") 500 Index and our peer group of companies described below.

	Fiscal Years Ended
	10/3/15	10/1/16	9/30/17	9/29/18	9/28/19	10/3/20
Tyson Foods, Inc.	$100.00	$169.83	$162.63	$139.76	$204.38	$145.76
S&P 500 Index	100.00	115.43	136.92	161.43	166.51	191.87
Peer Group	100.00	113.16	112.81	114.29	133.93	137.65
The total cumulative return on investment (change in the year-end stock price plus reinvested dividends), which is based on the stock price or composite index at the end of fiscal 2015, is presented for each of the periods for the Company, the S&P 500 Index and our peer group. The complete list of our peer group includes: Archer-Daniels-Midland Company, Bunge Limited, Campbell Soup Company, ConAgra Foods, Inc., General Mills, Inc., Hormel Foods Corp., Kellogg Co., Kraft Heinz Company, Mondelez International Inc., PepsiCo, Inc., Pilgrim's Pride Corporation, The Coca-Cola Company, The Hershey Company and The J.M. Smucker Company. The graph compares the performance of the Company's Class A common stock with that of the S&P 500 Index and our peer group, with the return of each company in the peer group weighted on market capitalization. The stock price performance of the Company's Class A common stock shown in the above graph is not necessarily indicative of future stock price performance.
The information in this "Performance Graph" section shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

ITEM 6. SELECTED FINANCIAL DATA
FIVE-YEAR FINANCIAL SUMMARY

in millions, except per share, percentage and ratio data
	2020	2019	2018	2017	2016
Summary of Operations
Sales	$43,185	$42,405	$40,052	$38,260	$36,881
Operating income	3,114	2,827	3,032	2,921	2,805
Net interest expense	475	451	343	272	243
Net income	2,150	2,035	3,027	1,778	1,772
Net income attributable to Tyson	2,140	2,022	3,024	1,774	1,768
Diluted net income per share attributable to Tyson:
Net income	5.86	5.52	8.19	4.79	4.53
Dividends declared per share:
Class A	1.725	1.575	1.275	0.975	0.650
Class B	1.553	1.418	1.148	0.878	0.585
Balance Sheet Data
Cash and cash equivalents	$1,420	$484	$270	$318	$349
Total assets	34,741	33,097	29,109	28,066	22,373
Total gross debt	11,339	11,932	9,873	10,203	6,279
Shareholders’ equity	15,597	14,226	12,811	10,559	9,624
Other Key Financial Measures
Depreciation and amortization	$1,192	$1,098	$943	$761	$705
Capital expenditures	1,199	1,259	1,200	1,069	695
EBITDA	4,423	3,968	4,021	3,648	3,538
Return on invested capital	12.2%	11.8%	14.1%	16.2%	17.9%
Effective tax rate	22.4%	16.3%	(10.3)%	32.3%	31.8%
Total debt to capitalization	42.1%	45.6%	43.5%	49.1%	39.5%
Book value per share	$42.83	$38.95	$35.09	$28.72	$25.67
Notes to Five-Year Financial Summary

a.
Fiscal 2020 net income included $116 million pretax gain from pension plan terminations, $75 million pretax restructuring and related charges and $65 million pretax income related to our accounting cycle resulting in a 53-week year in fiscal 2020. Additionally, in fiscal 2020, we adopted new guidance for leasing arrangements using the optional transition method, where prior periods were not restated. For further description, refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 2: Changes in Accounting Principles.

b.
Fiscal 2019 net income included $105 million post tax income related to the recognition of previously unrecognized tax benefit, $55 million pretax gain on sale of an investment, $37 million pretax Keystone Foods purchase accounting and acquisition related costs, $41 million pretax impairment charge related to the planned divestiture of a business, $31 million pretax Beef production facility fire costs, $15 million pretax pension plan termination charge and $41 million pretax restructuring and related charges. Additionally, in fiscal 2019, we adopted accounting guidance related to net periodic pension and postretirement benefits. Accordingly, we retrospectively reduced prior periods operating income.

c.
Fiscal 2018 net income included $1,003 million post-tax recognition of tax benefit from remeasurement of net deferred tax liabilities at lower enacted tax rates, $109 million pretax one-time cash bonus to our hourly frontline team members, $68 million pretax impairment charge net of a realized gain related to the divestiture of non-protein businesses and $59 million pretax restructuring and related charges.

d.
Fiscal 2017 net income included $103 million pretax expense of AdvancePierre purchase accounting and acquisition related costs, pretax impairment charges of $52 million related to our San Diego Prepared Foods operation, $45 million related to the expected sale of a non-protein business and pretax restructuring and related charges of $150 million.

e.
Fiscal 2016 net income included $53 million post tax related to the recognition of previously unrecognized tax benefits and audit settlements. In fiscal 2016, we adopted new accounting guidance, retrospectively, requiring classification of debt issuance costs as a reduction of the carrying value of the debt. In doing so, $29 million of deferred issuance costs were reclassified from Other Assets to Long-Term Debt in our Consolidated Balance Sheets for fiscal 2016. This change is reflected above in total assets, total debt, total debt to capitalization and return on invested capital ratios.

f.	Return on invested capital is calculated by dividing operating income by the sum of the average of beginning and ending total debt and shareholders’ equity less cash and cash equivalents.

g.	For the total debt to capitalization calculation, capitalization is defined as total debt plus total shareholders’ equity.

h.
Book value per share is calculated by dividing shareholders’ equity by the sum of Class A and B shares outstanding and for fiscal 2016, the remaining minimum shares that were to be issued from our tangible equity units each period.

i.	"EBITDA" is a Non-GAAP measure and defined as net income less interest income, plus interest, taxes, depreciation and amortization. A reconciliation of net income to EBITDA immediately follows.

EBITDA RECONCILIATIONS
A reconciliation of net income to EBITDA is as follows:

in millions, except ratio data
	2020	2019	2018	2017	2016

Net income	$2,150	$2,035	$3,027	$1,778	$1,772
Less: Interest income	(10)	(11)	(7)	(7)	(6)
Add: Interest expense	485	462	350	279	249
Add: Income tax expense (benefit)	620	396	(282)	850	826
Add: Depreciation	900	819	723	642	617
Add: Amortization (a)	278	267	210	106	80
EBITDA	$4,423	$3,968	$4,021	$3,648	$3,538

Total gross debt	$11,339	$11,932	$9,873	$10,203	$6,279
Less: Cash and cash equivalents	(1,420)	(484)	(270)	(318)	(349)
Less: Short-term investments	—	(1)	(1)	(3)	(4)
Total net debt	$9,919	$11,447	$9,602	$9,882	$5,926

Ratio Calculations:
Gross debt/EBITDA	2.6x	3.0x	2.5x	2.8x	1.8x
Net debt/EBITDA	2.2x	2.9x	2.4x	2.7x	1.7x

(a)
Excludes the amortization of debt issuance and debt discount expense of $14 million, $12 million, $10 million, $13 million and $8 million for fiscal 2020, 2019, 2018, 2017 and 2016, respectively, as it is included in Interest expense.

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
We operate in four reportable segments: Beef, Pork, Chicken and Prepared Foods. International/Other primarily includes our foreign operations in Australia, China, Malaysia, Mexico, the Netherlands, South Korea and Thailand, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC. For further description of the business, refer to Part I, Item 1, Business.
OVERVIEW
COVID-19
We continue to monitor and respond to the evolving nature of COVID-19 and its impact to our global business. We formed an internal COVID-19 task force for the primary purposes of maintaining the health and safety of our team members, ensuring our ability to operate our processing facilities and maintaining the liquidity of our business. We have experienced and continue to experience multiple challenges related to the pandemic. These challenges increased our operating costs and negatively impacted our sales volumes for the back half of fiscal 2020 and are anticipated to continue into fiscal 2021. Operationally, we experienced slowdowns and temporary idling of production facilities due to team member absenteeism and choices we made to ensure team member health and safety. As a result, we have experienced lower levels of productivity and higher costs of production. This will likely continue in the short term until the effects of COVID-19 diminish. Each of our segments has also experienced a shift in demand from foodservice to retail during 2020; however, the volume increases in retail have not been sufficient to offset the decreases in foodservice. These current trends, including the combination of operational challenges and volume impacts, will likely continue into fiscal 2021 and have a negative impact on overall earnings. The ultimate impact of COVID-19 remains uncertain and will depend on future developments, including the duration and spread of the pandemic and related actions taken by federal, state and local government officials to prevent and manage disease spread, all of which are uncertain and cannot be predicted.

•
Team Members – The health and safety of our team members is our top priority. To protect our team members, we have implemented and will continue to implement safety measures recommended by the Centers for Disease Control and Prevention ("CDC") and the Occupational Safety and Health Administration ("OSHA") in our facilities and coordinate with other health officials as appropriate, including, but not limited to, checking the temperature of team members as they enter company facilities, restricting visitor access, increasing efforts to deep clean and sanitize facilities, requiring the use of protective face coverings and making protective face coverings and other protective equipment available to team members and encouraging team members who feel sick to stay at home through relaxed attendance policies and enhanced benefits. We implemented additional ways to promote social distancing in our production facilities by creating additional breakroom space and allowing extra time between shifts to reduce interaction of team members, as well as erecting dividers between workstations or increasing the space between workers on the production floor. For office-based team members, we have encouraged team members capable of working from home to do so, and are prioritizing team member safety as we begin to reintegrate into our offices over time. We paid $1,000 bonuses to approximately 106,000 domestic frontline team members who support the Company’s operations during the pandemic. Additionally, we experienced positive COVID-19 cases and worker absenteeism throughout our production network during the back half of fiscal 2020, which led to some temporary idling of production facilities. We are currently compensating our team members for sick time and COVID-19 related idling or shift cancellations.

•
Customers and Production – Our most significant impacts from COVID-19 relate to channel shifts and lower production. We are committed to doing our best to ensure the continuity of our business and the availability of our products to customers. We have seen a shift in demand from our foodservice to our retail sales channels as schools and in-dining restaurants remain closed or continue to operate at reduced capacity across the country. Our production capabilities, including our large scale and geographic proximities, allow us to adapt some of our facilities to the changing demand by shifting certain amounts of production from foodservice to retail. Not all of our facilities can be adapted and as a result we experienced a net negative impact to our volumes. In addition, our production facilities experienced varying levels of production impacts, including reduced volumes, due to the implementation of additional worker health precautions, worker absenteeism and temporary COVID-19 related idling at some of our production facilities. Additionally, we temporarily idled certain facilities, shifts, and/ or lines that service the foodservice channel as we balanced the shifting demand between foodservice and retail sales channels. On April 28, 2020, the President issued an Executive Order stating the importance of the continued operation of meat and poultry processing facilities and directing the Secretary of Agriculture to issue rules and orders to ensure the continued supply of meat and poultry, consistent with the guidance for the operations of meat and poultry processing facilities jointly issued by the CDC and OSHA. This order provides clarity on what standards should apply at our meat and poultry processing facilities and we anticipate continuing to work with the United States Department of Agriculture ("USDA") and other government officials in our efforts to ensure that we are able to operate our facilities safely.

•
Supply Chain – Our supply chain has stayed largely intact as we have built contingency plans for redundant supply for our production facilities as well as our external suppliers. We have been able to leverage our extensive distribution network and large private transportation fleet to help mitigate the impacts of COVID-19. We have experienced and expect to continue to experience volatility in commodity inputs, which has impacted our input costs, in part due to impacts caused by COVID-19. Production facility downtime in the back half of fiscal 2020 impacted all our segments' supply chains. Our Prepared Foods segment depends on adequate supplies of raw materials necessary for its production. High levels of industry pork facility idling during the back half of fiscal 2020 impacted the availability of certain raw materials which temporarily limited production capability and increased formulation costs of various Prepared Foods products. Additionally, our Chicken segment had to divert some of its live production to rendering and suboptimal product mixes, while our Beef and Pork segments had to delay deliveries of live cattle and hogs and also dealt with the impact of heavier harvest weights. Since we also export globally, container availability and port capacities have been among the challenges in meeting the global demand for our products.

•
Insurance and CARES Act – Although we maintain insurance policies for various risks, we do not believe most COVID-19 impacts will be covered by our policies. On March 27, 2020, the President signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of the employer portion of social security payments, and a number of income tax provisions. The provisions related to income tax will not have a significant impact on our financial statements. We began implementing the deferral of the employer portion of social security payments in the back half of the fiscal year, which had a favorable impact on liquidity. This resulted in the deferral of approximately $185 million of payroll taxes in fiscal 2020. We recognized a benefit of approximately $30 million related to the refundable payroll tax credit provision.

•
Liquidity – We generated approximately $3.9 billion of operating cash flows during fiscal 2020. At October 3, 2020, we had $3.2 billion of liquidity, which included availability under our revolving credit facility and $1,420 million of cash and cash equivalents. We have $548 million of current debt. Combined with the cash expected to be generated from the Company’s operations, we anticipate that we will maintain sufficient liquidity to operate our business, make capital expenditures, pay dividends and address other needs including our ability to meet maturing debt obligations. However, we will continue to monitor the impact of COVID-19 on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times. This may include temporarily suspending share repurchases, suspending or reducing dividend payments or other cash preservation actions as necessary.

•
Overall Financial Condition – We continue to proactively manage the Company and its operations through the pandemic. The major challenge we face is the availability of team members to operate our production facilities as our production facilities are experiencing varying levels of absenteeism. We will continue to operate our production facilities with team member health and safety as a top priority. The COVID-19-related slowdowns and temporary idling drive higher labor and production costs, which we expect to continue until the return of more normal conditions. However, some of the higher labor and other costs may become more permanent in nature. We also experienced COVID-19-related demand shifts away from foodservice and into retail, and we responded to the demand shifts by adjusting parts of our production capacity accordingly. Despite adjusting parts of our operational footprint, higher retail volumes did not fully offset the reduced volumes in foodservice. Additionally, the price and mix of these volume shifts resulted in lower margin realization for portions of the year in our Prepared Foods and Chicken segments. Further, idling of pork facilities could have downstream impacts on the availability of raw material for parts of our Prepared Foods business, which could subsequently impact its ability to produce at normal levels. Consequently, the challenges created by absenteeism and our proactive, temporary idling of production facilities due to COVID-19, adversely affects our operating costs and reduces what would otherwise be a stronger margin environment. However, we cannot predict the ultimate impact that COVID-19 will have on our short- and long-term demand at this time, as it will depend on, among other things, the severity and duration of the COVID-19 pandemic. Our liquidity is expected to be adequate to continue to run our operations and meet our obligations as they become due.

Fiscal year
Our accounting cycle resulted in a 53-week year for fiscal 2020 and a 52-week year for fiscal 2019 and 2018.
General
Sales grew 2% in fiscal 2020 over fiscal 2019 to $43.2 billion, primarily due to the impact of the additional week and increased average sales prices in the Beef, Pork and Prepared Foods segments. Fiscal 2020 operating income increased compared to fiscal 2019, as strong Beef and Pork segment results were partially offset by a decline in operating income in the Chicken and Prepared Foods segments. In fiscal 2020, our results were impacted by $77 million of restructuring and related charges offset by the positive impact of the additional week. In fiscal 2019, our results were impacted by a $41 million impairment associated with the planned divestiture of a business, $41 million of restructuring and related charges, $37 million related to Keystone Foods purchase accounting and acquisition related costs and $31 million of costs associated with a fire at one of our beef production facilities.

During fiscal 2020, we incurred direct incremental expenses related to COVID-19 totaling approximately $540 million, of which approximately $500 million and $40 million were recorded in Cost of Sales and Selling, General and Administrative, respectively, in our Consolidated Statements of Income. These COVID-19 direct incremental expenses primarily included team member costs associated with worker health and availability and production facility downtime, including direct costs for personal protection equipment, production facility sanitization, COVID-19 testing, donations, product downgrades, rendered product, certain professional fees and $114 million of thank you bonuses to frontline team members, which was partially offset by the CARES Act credits. Due to the nature of these direct incremental COVID-19 expenses, our segments were primarily impacted based on their relative number of team members, absenteeism and the degree of production disruptions they have experienced, and thus, our Beef and Chicken segments incurred a greater proportion of the total costs. These direct incremental COVID-19 related costs exclude market related impacts that may have been driven in part by COVID-19, including such items as derivatives, deferred compensation investments and other market driven impacts to margin and demand. Other indirect costs associated with COVID-19 are not reflected in these amounts, including costs associated with raw materials, distribution and transportation, plant underutilization and reconfiguration, premiums paid to cattle producers, and pricing discounts.
Market Environment
According to the USDA, domestic protein production (beef, pork, chicken and turkey) increased approximately 2% in fiscal 2020 compared to fiscal 2019. We continue to monitor recent trade and tariff activity as well as COVID-19 and its potential impacts to exports and input costs across all of our segments. Additionally, all segments experienced increased operating costs in fiscal 2020. We will pursue recovery of these increased costs through pricing. The Beef and Pork segments experienced strong demand but had lower production throughput associated with the impacts of COVID-19 and also experienced lower livestock costs. The Chicken segment experienced volatile market conditions associated with increased domestic availability of supply and lower production throughput associated with COVID-19. The Prepared Foods segment continued to experience growth in the retail channel but faced increased raw material costs and lower production throughput associated with COVID-19.
Margins – Our total operating margin was 7.2% in fiscal 2020. Operating margins by segment were as follows:

•	Beef – 10.7%

•	Pork – 11.0%

•	Chicken – 0.9%

•	Prepared Foods – 8.7%
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

•
In the first quarter of fiscal 2020, the Company approved a restructuring program (the "2020 Program"), which is expected to contribute to the Company’s overall strategy of financial fitness through the elimination of overhead and consolidation of certain enterprise functions. In the fourth quarter of fiscal 2020, the Company extended the 2020 Program as it identified additional opportunities to eliminate overhead by optimizing organizational structures and other activities. As a result of this restructuring program, we expect to realize savings of approximately $140 million and $160 million in fiscal 2021 and fiscal 2022, respectively. We have recognized $60 million of cumulative pretax charges in fiscal 2020 associated with the 2020 Program consisting of severance and employee related costs. As part of the 2020 Program, we are eliminating positions across several areas and job levels, with eliminated positions originating from the corporate offices in Springdale, Arkansas and Chicago, Illinois, as well as certain production facility and supply chain administrative positions. The majority of the positions have already been or are expected to be eliminated by the end of fiscal 2021. For further description refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 7: Restructuring and Related Charges.

in millions, except per share data
	2020	2019
Net income attributable to Tyson	$2,140	$2,022
Net income attributable to Tyson - per diluted share	5.86	5.52
2020 – Included the following items:

•	$75 million pretax, or ($0.16) per diluted share, of restructuring and related charges.

•	$65 million pretax, or $0.14 per diluted share, related to the additional week in fiscal 2020.

•	$116 million pretax, or $0.24 per diluted share, due to gain from pension plan terminations.
2019 – Included the following items:

•
$37 million pretax, or ($0.08) per diluted share, of Keystone Foods purchase accounting and acquisition related costs, which included an $11 million purchase accounting adjustment for the amortization of the fair value step-up of inventory and $26 million of acquisition related costs.

•	$41 million pretax, or ($0.08) per diluted share, of restructuring and related charges.

•	$55 million pretax, or $0.11 per diluted share, from gain on sale of an investment.

•	$105 million post tax, or $0.29 per diluted share, from recognition of previously unrecognized tax benefit.

•	$31 million pretax, or ($0.06) per diluted share, of Beef production facility fire costs.

•	$41 million pretax, or ($0.09) per diluted share, from an impairment associated with the planned divestiture of a business.

•	$15 million pretax, or ($0.03) per diluted share, due to a pension plan termination charge.
SUMMARY OF RESULTS

Sales	in millions
	2020	2019	2018
Sales	$43,185	$42,405	$40,052
Change in sales volume	0.7%	8.8%
Change in average sales price	1.1%	(3.0)%
Sales growth	1.8%	5.9%
2020 vs. 2019 –

•
Sales Volume – Sales were positively impacted by an increase in sales volume, which accounted for an increase of $278 million primarily due to incremental volumes from business acquisitions as well as the impact of an additional week in fiscal 2020, partially offset by decreased volumes in each of our segments in fiscal 2020 due to lower production throughput associated with the impact of COVID-19.

•
Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $502 million. The increase in average sales price was primarily attributable to favorable product mix related to robust demand in the retail channel across all of our segments and beef and pork demand remaining strong amid supply disruptions related to COVID-19, partially offset by approximately $45 million of incremental discounted sales in the Prepared Foods segment.

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

•	The above amounts include a net increase of $2,209 million related to the impact of results from acquisitions and divestitures.

Cost of Sales	in millions
	2020	2019	2018
Cost of sales	$37,801	$37,383	$34,956
Gross profit	5,384	5,022
Cost of sales as a percentage of sales	87.5%	88.2%
2020 vs. 2019 –

•	Cost of sales increased $418 million. This included a net increase of $667 million primarily related to the impact of results from acquisitions and divestitures.

•	For the remaining $249 million decrease, higher input cost per pound increased cost of sales $393 million, offset by lower sales volume, which decreased cost of sales $642 million.

•	The $393 million impact of higher input cost per pound was impacted by:

•
Increase across all of our segments primarily driven by net impacts on average cost per pound from mix changes as well as production inefficiencies due in part to the impact of COVID-19 in fiscal 2020.

•	Increase of approximately $500 million of direct incremental expenses related to COVID-19.

•	Increase of approximately $80 million in our Chicken segment related to net increases in feed ingredient costs, growout expenses and outside meat purchases.

•	Increase in raw material and other input costs of approximately $90 million as well as an increase in inventory write downs of approximately $15 million in our Prepared Foods segment.

•	Increase in incentive-based compensation of approximately $70 million.

•	Decrease in live cattle costs of approximately $530 million in our Beef segment.

•	Decrease in live hog costs of approximately $255 million in our Pork segment.

•
The $642 million impact of lower sales volume, excluding the impact of acquisitions, was primarily driven by decreased sales volume in each of our segments due to lower production throughput associated with the impact of COVID-19 in the back half of fiscal 2020 as well as a reduction in live cattle processing capacity from the temporary closure of a production facility in the first quarter of fiscal 2020 as a result of a fire, partially offset by the impact of the additional week in fiscal 2020.

2019 vs. 2018 –

•	Cost of sales increased $2,427 million. This included a net increase of $2,120 million primarily related to the impact of results from acquisitions and divestitures.

•	For the remaining $307 million increase, higher input cost per pound increased cost of sales $445 million, offset by lower sales volume, which decreased cost of sales $138 million.

•	The $445 million impact of higher input cost per pound was impacted by:

•	Increase in live cattle costs of approximately $110 million in our Beef segment.

•	Increase in live hog costs of approximately $100 million in our Pork segment.

•	Increase in raw material and other input costs of approximately $60 million in our Prepared Foods segment.

•	Increase in freight costs of approximately $20 million.

•	Increase due to $31 million of incremental costs associated with a fire at one of our Beef production facilities.

•	Decrease due to one-time cash bonus to front line team members of $108 million in fiscal 2018.

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

•	Remaining net change across all of our segments was primarily driven by increased operating costs and impacts on average input cost per pound from mix changes.

•	The $138 million impact of lower sales volume, excluding the impact of acquisitions and divestitures, was driven by a decrease in sales volume in our Chicken segment.

Selling, General and Administrative	in millions
	2020	2019	2018
Selling, general and administrative	$2,270	$2,195	$2,064
As a percentage of sales	5.3%	5.2%
2020 vs. 2019 –

•	Increase of $75 million in selling, general and administrative was primarily driven by:

•	Increase of $83 million in employee costs primarily from incentive-based compensation and the impact of the extra week in fiscal 2020.

•	Increase of $56 million from fiscal 2019 acquisitions not owned by us for all of fiscal 2019.

•	Increase of $40 million from direct incremental expenses associated with COVID-19.

•	Increase of $35 million from technology related costs.

•	Decrease of $55 million in professional fees and merger and integration costs.

•	Decrease of $49 million in marketing, advertising and promotion expenses.

•	Decrease of $26 million in travel and entertainment expenses.
2019 vs. 2018 –

•	Increase of $131 million in selling, general and administrative was primarily driven by:

•	Increase of $87 million related to the Keystone Foods acquisition.

•	Increase of $26 million in team member costs primarily from incentive-based compensation.

•	Increase of $18 million from technology related costs.

•	Increase of $16 million in marketing, advertising, and promotion expenses.

•	Decrease of $18 million from restructuring and related charges.

Interest Expense	in millions
	2020	2019
Cash interest expense	$497	$476
Non-cash interest (expense) income	(12)	(14)
Total Interest Expense	$485	$462
2020 / 2019 –

•
Cash interest expense primarily included interest expense related to our senior notes, term loans and commercial paper, in addition to commitment fees incurred on our revolving credit facility. The increase in cash interest expense in fiscal 2020 was primarily due to debt issued in fiscal 2019 in connection with business acquisitions and higher interest rates, partially offset by term loans extinguished in fiscal 2020.

•	Non-cash interest expense primarily included interest capitalized, partially offset by the amortization of debt issuance costs and discounts/premiums on note issuances.

Other (Income) Expense, net	in millions
	2020	2019
	$(131)	$(55)
2020 – Included $116 million of gains related to pension plan terminations.
2019 – Included $55 million of pretax gain on the sale of an investment, $23 million of insurance proceeds and other income and $20 million of equity earnings in joint ventures, partially offset by $48 million of net periodic pension and postretirement benefit costs and pension plan settlements.

Effective Tax Rate
	2020	2019
	22.4%	16.3%
Our effective income tax rate was 22.4% for fiscal 2020 compared to 16.3% for fiscal 2019. State taxes increased the effective tax rate by 3.0% and 2.9% for fiscal 2020 and 2019, respectively. The effective tax rate for fiscal 2019 includes a 6.6% benefit due to changes in tax reserves, primarily expirations of federal, state and foreign statutes of limitations.

SEGMENT RESULTS
We operate in four reportable segments: Beef, Pork, Chicken, and Prepared Foods. International/Other primarily includes our foreign operations in Australia, China, Malaysia, Mexico, the Netherlands, South Korea and Thailand, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC. Additional information regarding the geographic areas of our foreign operations is set forth in Part II, Item 8, Notes to Consolidated Financial Statements, Note 18: Segment Reporting.
The following table is a summary of segment sales and operating income (loss), which is how we measure segment income (loss).

						in millions
	Sales			Operating Income (Loss)
	2020	2019	2018	2020	2019	2018
Beef	$15,742	$15,828	$15,473	$1,686	$1,107	$1,013
Pork	5,128	4,932	4,879	565	263	361
Chicken	13,234	13,300	12,044	122	621	866
Prepared Foods	8,532	8,418	8,668	743	843	845
International/Other	1,856	1,289	305	(2)	(7)	(53)
Intersegment Sales	(1,307)	(1,362)	(1,317)	—	—	—
Total	$43,185	$42,405	$40,052	$3,114	$2,827	$3,032

Beef Segment Results					in millions
	2020	2019	Change 2020 vs. 2019	2018	Change 2019 vs. 2018
Sales	$15,742	$15,828	$(86)	$15,473	$355
Sales Volume Change			(4.5)%		(0.1)%
Average Sales Price Change			4.0%		2.4%
Operating Income	$1,686	$1,107	$579	$1,013	$94
Operating Margin	10.7%	7.0%		6.5%
2020 vs. 2019 –

•
Sales Volume – Sales volume decreased primarily due to lower production throughput associated with the impact of COVID-19 during portions of fiscal 2020 and a reduction in live cattle harvest capacity as a result of a fire that caused the temporary closure of a production facility for the majority of the first quarter of fiscal 2020, partially offset by the impact of an additional week in fiscal 2020.

•	Average Sales Price – Average sales price increased as beef demand remained strong amid supply disruptions related to the impact of COVID-19.

•
Operating Income – Operating income increased primarily due to market conditions, including COVID-19 disruptions, which increased the spread between preexisting contractual agreements and the cost of fed cattle, partially offset by price reductions offered to customers, as well as production inefficiencies and direct incremental expenses related to COVID-19.

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

Pork Segment Results					in millions
	2020	2019	Change 2020 vs. 2019	2018	Change 2019 vs. 2018
Sales	$5,128	$4,932	$196	$4,879	$53
Sales Volume Change			1.8%		0.8%
Average Sales Price Change			2.2%		0.3%
Operating Income	$565	$263	$302	$361	$(98)
Operating Margin	11.0%	5.3%		7.4%

2020 vs. 2019 –

•
Sales Volume – Sales volume increased primarily due to the impact of the additional week, partially offset by lower production throughput associated with COVID-19 during portions of fiscal 2020 despite strong demand for our pork products and increased domestic availability of live hogs.

•	Average Sales Price – Average sales price increased as pork demand remained strong amid supply disruptions related to the impact of COVID-19.

•
Operating Income – Operating income increased primarily due to market conditions, including COVID-19 disruptions, which increased the spread between preexisting contractual agreements and the cost of live hogs, partially offset by production inefficiencies and direct incremental expenses related to COVID-19.

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

Chicken Segment Results					in millions
	2020	2019	Change 2020 vs. 2019	2018	Change 2019 vs. 2018
Sales	$13,234	$13,300	$(66)	$12,044	$1,256
Sales Volume Change			0.1%		19.7%
Average Sales Price Change			(0.6)%		(9.3)%
Operating Income	$122	$621	$(499)	$866	$(245)
Operating Margin	0.9%	4.7%		7.2%
2020 vs. 2019 –

•
Sales Volume – Sales volume was relatively flat in fiscal 2020 as the impact of the additional week and increased volumes in retail were offset by lower production throughput associated with the impact of COVID-19 and lower foodservice demand.

•	Average Sales Price – Average sales price decreased in fiscal 2020 primarily due to weaker chicken pricing as a result of market conditions.

•
Operating Income – Operating income decreased in fiscal 2020 primarily from market conditions, unfavorable product mix, as well as production inefficiencies and direct incremental expenses related to COVID-19. Operating income was also impacted by $34 million in restructuring costs incurred in fiscal 2020.

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

Prepared Foods Segment Results				in millions
	2020	2019	Change 2020 vs. 2019	2018	Change 2019 vs. 2018
Sales	$8,532	$8,418	$114	$8,668	$(250)
Sales Volume Change			(1.9)%		(8.3)%
Average Sales Price Change			3.3%		5.4%
Operating Income	$743	$843	$(100)	$845	$(2)
Operating Margin	8.7%	10.0%		9.7%
2020 vs. 2019 –

•
Sales Volume – Sales volume decreased as growth in volume across the retail channel was offset by a reduction in the foodservice channel related to reduced demand and lower production throughput due to the impact of COVID-19, partially offset by the impact of an additional week in fiscal 2020.

•	Average Sales Price – Average sales price increased due to favorable product mix associated with the surge in retail demand, as well as the pass through of increased raw material costs.

•
Operating Income – Operating income decreased primarily due to increased operating costs, including a $105 million increase in net raw material costs and derivative losses, as well as production inefficiencies and direct incremental expenses related to COVID-19. Additionally, operating income was impacted by $28 million in restructuring costs.

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

International/Other Results				in millions
	2020	2019	Change 2020 vs. 2019	2018	Change 2019 vs. 2018
Sales	$1,856	$1,289	$567	$305	$984
Operating Loss	(2)	(7)	5	(53)	46
2020 vs. 2019 –

•	Sales – Sales increased primarily from the incremental sales from the the first full year of results from the acquisitions of Keystone Foods and the Thai and European operations.

•
Operating loss – Operating results improved due to lower third-party merger and integration costs partially offset by reduced profitability in our international operations primarily from the impacts of COVID-19.

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

LIQUIDITY AND CAPITAL RESOURCES
Our cash needs for working capital, capital expenditures, growth opportunities, repurchases of senior notes, repayment of maturing debt, the payment of dividends and share repurchases are expected to be met with current cash on hand, cash flows provided by operating activities, or short-term borrowings. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may take advantage of opportunities to generate additional liquidity or refinance existing debt through capital market transactions. The amount, nature and timing of any capital market transactions will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions. In addition, we will continue to monitor the impact of COVID-19 on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times. This may include temporarily suspending share repurchases, suspending or reducing dividend payments or taking other cash preservation actions as necessary.

Cash Flows from Operating Activities		in millions
	2020	2019
Net income	$2,150	$2,035
Non-cash items in net income:
Depreciation and amortization	1,192	1,098
Deferred income taxes	45	92
Gain on dispositions of businesses	—	(17)
Impairment of assets	48	94
Stock-based compensation expense	89	77
Other, net	(124)	(20)
Net changes in operating assets and liabilities	474	(846)
Net cash provided by operating activities	$3,874	$2,513

•	Impairment of assets in fiscal 2019 included a $41 million impairment related to the planned sale of a business.

•	Other, net in fiscal 2020 included a $112 million gain related to pension plan terminations.

•	Cash flows associated with changes in operating assets and liabilities:

•
2020 – Increased primarily due to decreased accounts receivable, increased accrued salaries, wages & benefits, and increased taxes payable, partially offset by decreased accounts payable. The changes in accounts receivable and accounts payable are largely due to the timing of payments and sales. The increase in accrued salaries, wages and benefits is primarily due to increased incentive-based compensation. The increase in taxes payable is primarily related to timing of payments, in large part due to payroll tax deferrals associated with the CARES Act.

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

Cash Flows from Investing Activities		in millions
	2020	2019
Additions to property, plant and equipment	$(1,199)	$(1,259)
(Purchases of)/Proceeds from marketable securities, net	(18)	(1)
Acquisitions, net of cash acquired	—	(2,462)
Proceeds from sale of businesses	29	170
Acquisitions of Equity Investments	(183)	—
Other, net	(52)	88
Net cash used for investing activities	$(1,423)	$(3,464)

•
Additions to property, plant and equipment included spending for production growth, safety and animal well-being, in addition to acquiring new equipment, infrastructure replacements and upgrades to maintain competitive standing and position us for future opportunities.

•
Capital spending for fiscal 2021 is expected to approximate $1.2 billion to $1.4 billion and will include spending for capacity expansion, growth, safety, animal well-being, infrastructure replacements and upgrades, and operational improvements that are expected to result in production and labor efficiencies, yield improvements and sales channel flexibility.

•	Purchases of marketable securities included funding for our deferred compensation plans.

•
Acquisitions, net of cash acquired, included the acquisition of two valued-added protein businesses in fiscal 2019. For further description regarding these acquisitions refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 3: Acquisitions and Dispositions.

•
Acquisition of equity investments in fiscal 2020 is related to the purchases of a 40% interest in a vertically integrated Brazilian poultry producer and a 50% interest in a joint venture serving the worldwide fats and oils market.

•
Proceeds from sale of businesses related to the proceeds received from sale of a prepared foods business in fiscal 2020 and a chicken further processing facility in fiscal 2019. For further description refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 3: Acquisitions and Dispositions.

•	Other, net primarily included deposits for capital expenditures in fiscal 2020 and primarily related to the net proceeds from the sale of an investment in fiscal 2019.

Cash Flows from Financing Activities		in millions
	2020	2019
Proceeds from issuance of debt	$1,609	$4,634
Payments on debt	(1,212)	(3,208)
Borrowings on revolving credit facility	1,210	1,135
Payments on revolving credit facility	(1,280)	(1,065)
Proceeds from issuance of commercial paper	14,272	17,722
Repayments of commercial paper	(15,271)	(17,327)
Purchases of Tyson Class A common stock	(207)	(252)
Dividends	(601)	(537)
Stock options exercised	30	99
Other, net	(18)	(30)
Net cash provided by (used for) financing activities	$(1,468)	$1,171

•	Proceeds from issuance of debt and borrowings/payments on revolving credit facility:

•
2020 – On March 27, 2020, we executed a new $1.5 billion term loan facility to repay our commercial paper, repay outstanding balances under our revolving credit facility and for general liquidity purposes.

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

•	Payments on debt included:

•
2020 – We extinguished the $350 million outstanding balance of our senior notes due June 2020, the $400 million outstanding balance of our senior notes due August 2020 and the $278 million outstanding balance of our senior notes due September 2020 using cash on hand.

•
2019 – We extinguished the $1,800 million outstanding balance of our 364-day term loan, the $300 million outstanding balance of our May 2019 Notes and the $1,000 million outstanding balance of our August 2019 Notes using proceeds received from the issuance of debt, cash on hand and other liquidity sources.

•	Proceeds from issuance and repayment of short-term debt in the form of commercial paper:

•	2020 – We had net repayments of $999 million to our unsecured short-term promissory notes ("commercial paper") pursuant to our commercial paper program.

•	2019 – We had net issuances of $395 million to our commercial paper pursuant to our commercial paper program.

•	Purchases of Tyson Class A common stock included:

•	$150 million for shares repurchased pursuant to our share repurchase program in both fiscal 2020 and fiscal 2019.

•	$57 million and $102 million for shares repurchased to fund certain obligations under our equity compensation plans in fiscal 2020 and 2019, respectively.

•	Dividends paid during fiscal 2020 included a 12% increase to our fiscal 2019 quarterly dividend rate.

Liquidity					in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available at October 3, 2020
Cash and cash equivalents					$1,420
Short-term investments					—
Term loan facility	March 2022	$1,500	$—	$1,500	—
Revolving credit facility	March 2023	$1,750	$—	$—	1,750
Commercial Paper					—
Total liquidity					$3,170

•	Liquidity includes cash and cash equivalents, short-term investments, and availability under our revolving credit and term loan facilities, less outstanding commercial paper balance.

•	At October 3, 2020, we had current debt of $548 million, which we intend to repay with cash generated from our operating activities and other existing or new liquidity sources.

•
The revolving credit facility supports our short-term funding needs and also serves to backstop our commercial paper program. Our maximum borrowing under the revolving credit facility during fiscal 2020 was $390 million.

•	We expect net interest expense will approximate $440 million for fiscal 2021.

•
Our ratio of short-term assets to short-term liabilities ("current ratio") was 1.9 to 1 and 1.3 to 1 at October 3, 2020, and September 28, 2019, respectively. The increase in fiscal 2020 was primarily due to increased cash and reduced current debt.

•
At October 3, 2020, $466 million of our cash was held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. We manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. We intend to repatriate excess cash (net of applicable withholding taxes) not subject to regulatory requirements and to indefinitely reinvest outside of the United States the remainder of cash held by foreign subsidiaries. We do not expect the regulatory restrictions or taxes on repatriation to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.

Capital Resources
Credit and Term Loan Facilities
Cash flows from operating activities and cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $1.75 billion, to provide additional liquidity for working capital needs and to backstop our commercial paper program. Additionally, we have a $1.5 billion committed term loan facility which was fully drawn as of October 3, 2020.

At October 3, 2020, amounts available for borrowing under our revolving credit and term loan facilities totaled $1.75 billion. Our revolving credit facility is funded by a syndicate of 39 banks, with commitments ranging from $0.3 million to $123 million per bank. Our term loan facility is funded by a syndicate of 5 banks, with commitments ranging from $200 million to $350 million per bank. The syndicates include bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.
Commercial Paper Program
Our commercial paper program provides a low-cost source of borrowing to fund general corporate purposes including working capital requirements. The maximum borrowing capacity under the commercial paper program is $1 billion. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. As of October 3, 2020, we had no commercial paper outstanding under this program. Our ability to access commercial paper in the future may be limited or its costs increased, due to the current market environment which has been impacted in part by COVID-19.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At October 3, 2020, and September 28, 2019, the ratio of our net debt to EBITDA was 2.2x and 2.9x, respectively. Refer to Part II, Item 6, Selected Financial Data, for an explanation and reconciliation to comparable GAAP measures. The decrease in this ratio for fiscal 2020 is due to a decrease in net debt of $1,528 million and an increase in EBITDA.
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

Revolving Credit Facility
S&P's applicable rating is "BBB+." Moody's applicable rating is "Baa2." Fitch's applicable rating is "BBB." The below table outlines the fees paid on the unused portion of the facility ("Facility Fee Rate") and letter of credit fees and borrowings ("All-in Borrowing Spread") that corresponds to the applicable ratings levels from S&P, Moody's and Fitch.

Ratings Level (S&P/Moody's/Fitch)	Facility Fee Rate	All-in Borrowing Spread
A-/A3/A- or above	0.090%	1.000%
BBB+/Baa1/BBB+	0.100%	1.125%
BBB/Baa2/BBB (current level)	0.125%	1.250%
BBB-/Baa3/BBB-	0.175%	1.375%
BB+/Ba1/BB+ or lower	0.225%	1.625%
In the event the rating levels are split for either facility, the applicable fees and spread will be based upon the rating level in effect for two of the rating agencies, or, if all three rating agencies have different rating levels, the applicable fees and spread will be based upon the rating level that is between the rating levels of the other two rating agencies.
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
We were in compliance with all debt covenants at October 3, 2020 and expect that we will maintain compliance.
Pension Plans
As further described in Part II, Item 8, Notes to Consolidated Financial Statements, Note 16: Pensions and Other Postretirement Benefits, the funded status of our defined benefit pension plans is defined as the amount the projected benefit obligation exceeds the plan assets. The funded status of the plans is an underfunded position of $234 million at the end of fiscal 2020 as compared to an underfunded position of $240 million at the end of fiscal 2019. We expect to contribute approximately $13 million of cash to our pension plans in fiscal 2021 as compared to approximately $19 million in fiscal 2020. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements. As a result, the actual funding in fiscal 2021 may be different from the estimate.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements material to our financial position or results of operations. The off-balance sheet arrangements we have are guarantees of obligations related to certain outside third parties, including leases, debt and livestock grower loans, and residual value guarantees covering certain operating leases for various types of equipment. See Part II, Item 8, Notes to Consolidated Financial Statements, Note 21: Commitments and Contingencies for further discussion.

CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations as of October 3, 2020 (in millions):

	Payments Due by Period
	2021	2022-2023	2024-2025	2026 and thereafter	Total
Debt principal payments (1)	$550	$2,974	$1,281	$6,628	$11,433
Interest payments (2)	448	785	641	3,556	5,430
Guarantees (3)	10	39	35	17	101
Operating lease obligations (4)	173	217	109	63	562
Purchase obligations (5)	2,371	667	190	152	3,380
Capital expenditures (6)	956	146	—	—	1,102
Other long-term liabilities (7)	—	—	—	—	867
Total contractual commitments	$4,508	$4,828	$2,256	$10,416	$22,875

(1)	In the event of a default on payment, acceleration of the principal payments could occur.

(2)
Interest payments include interest on all outstanding debt. Payments are estimated for variable rate and variable term debt based on effective interest rates at October 3, 2020, and expected payment dates.

(3)
Amounts include guarantees of obligations related to certain outside third parties, which consist of leases, debt and livestock grower loans, all of which are substantially collateralized by the underlying assets, as well as residual value guarantees covering certain operating leases for various types of equipment. The amounts included are the maximum potential amount of future payments.

(4)	For additional information regarding operating leases, refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 6: Leases.

(5)
Amounts include agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligations amount included items, such as future purchase commitments for grains and livestock purchase contracts, that provide terms that meet the above criteria. For certain grain purchase commitments with a fixed quantity provision, we have assumed the future obligations under the commitment based on available commodity futures prices as published in observable active markets as of October 3, 2020. We have excluded future purchase commitments for contracts that do not meet these criteria. Purchase orders are not included in the table, as a purchase order is an authorization to purchase and is cancelable. Contracts for goods or services that contain termination clauses without penalty have also been excluded.

(6)	Amounts include estimated amounts to complete buildings and equipment under construction as of October 3, 2020.

(7)
Other long-term liabilities primarily consist of deferred compensation, deferred income, self-insurance and asset retirement obligations. Amount also consists of $185 million of payroll tax deferrals associated with the CARES Act, which we expect will be paid in fiscal 2022 and fiscal 2023. We are unable to reliably estimate the amount and timing of the remaining payments beyond fiscal 2020; therefore, we have only included the total liability in the table above. We also have employee benefit obligations consisting of pensions and other postretirement benefits of $297 million that are excluded from the table above. A discussion of the Company's pension and postretirement plans, including funding matters, is included in Part II, Item 8, Notes to Consolidated Financial Statements, Note 16: Pensions and Other Postretirement Benefits.

In addition to the amounts shown above in the table, we have unrecognized tax benefits of $146 million and related interest and penalties of $51 million at October 3, 2020, recorded as liabilities.
The potential maximum contractual obligation associated with our cash flow assistance programs at October 3, 2020, based on the estimated fair values of the livestock supplier’s net tangible assets on that date, aggregated to approximately $320 million. After analyzing residual credit risks and general market conditions, we had no allowance for these programs' estimated uncollectible receivables at October 3, 2020.
RECENTLY ISSUED/ADOPTED ACCOUNTING PRONOUNCEMENTS
Refer to the discussion under Part II, Item 8, Notes to Consolidated Financial Statements, Note 1: Business and Summary of Significant Accounting Policies and Note 2: Changes in Accounting Principles.
CRITICAL ACCOUNTING ESTIMATES
The preparation of consolidated financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We have considered the impact of the global COVID-19 pandemic on our consolidated financial statements. In addition to the COVID-19 impacts we have already experienced, and continue to experience, there are likely to be future impacts, the ultimate extent of which is uncertain and largely subject to whether the severity worsens or duration lengthens. These impacts could include but may not be limited to risks and uncertainty related to worker availability, our ability to operate production facilities, demand-driven production facility closures, shifts in demand between sales channels and market volatility in our supply chain. Consequently, this may subject us to future risk of material goodwill, intangible and long-lived asset impairments, increased reserves for uncollectible accounts, and adjustments for inventory and market volatility for items subject to fair value measurements such as derivatives and investments. The following is a summary of certain accounting estimates we consider critical.

Contingent liabilities
Description: We are subject to lawsuits, investigations and other claims related to wage and hour/labor, antitrust, environmental, product, taxing authorities and other matters, and are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses.
A determination of the amount of reserves and disclosures required, if any, for these contingencies is made after considerable analysis of each individual issue. We accrue for contingent liabilities when an assessment of the risk of loss is probable and can be reasonably estimated. We disclose contingent liabilities when the risk of loss is reasonably possible or probable.
Judgments and Uncertainties: Our contingent liabilities contain uncertainties because the eventual outcome will result from future events, and determination of current reserves requires estimates and judgments related to future changes in facts and circumstances, differing interpretations of the law and assessments of the amount of damages, and the effectiveness of strategies or other factors beyond our control.
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
Revenue Recognition
Description: We recognize revenue for the sale of our product at the point in time when our performance obligation has been satisfied and control of the product has transferred to our customer, which generally occurs upon shipment or delivery to a customer based on terms of the sale. Revenue is measured by the transaction price, which is defined as the amount of consideration we expect to receive in exchange for providing goods to customers. The transaction price is adjusted for estimates of known or expected variable consideration, which includes consumer incentives, trade promotions, and allowances, such as coupons, discounts, rebates, volume-based incentives, cooperative advertising, and other programs. Variable consideration related to these programs is recorded as a reduction to revenue based on amounts we expect to pay.
Judgments and Uncertainties: The transaction price contains estimates of known or expected variable consideration. We base these estimates on current performance, historical utilization, and projected redemption rates of each program. We review and update these estimates regularly until the incentives or product returns are realized and the impact of any adjustments are recognized in the period the adjustments are identified.
Effect if Actual Results Differ From Assumptions: We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to recognize revenue. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material. We adopted the FASB’s new guidance on revenue recognition in fiscal 2019. The adoption of this standard did not have a material impact on our consolidated financial statements. We have not made any material changes in the accounting methodology used to recognize revenue during the past three fiscal years.
Accrued self-insurance
Description: We are self-insured for certain losses related to health and welfare, workers’ compensation, auto liability and general liability claims. We use an independent third-party actuary to assist in determining our self-insurance liability. We and the actuary consider a number of factors when estimating our self-insurance liability, including claims experience, demographic factors, severity factors and other actuarial assumptions. We periodically review our estimates and assumptions with our third-party actuary to assist us in determining the adequacy of our self-insurance liability. Our policy is to maintain an accrual at the actuarial estimated median.
Judgments and Uncertainties: Our self-insurance liability contains uncertainties due to assumptions required and judgment used.
Costs to settle our obligations, including legal and healthcare costs, could increase or decrease causing estimates of our self-insurance liability to change. Incident rates, including frequency and severity, could increase or decrease causing estimates in our self-insurance liability to change.
Effect if Actual Results Differ From Assumptions: We have not made any material changes in the accounting methodology used to establish our self-insurance liability during the past three fiscal years. We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate our self-insurance liability. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material. A 10% change in the actuarial estimate at October 3, 2020, would not have a significant impact on our liability.

Income taxes
Description: We estimate total income tax expense based on statutory tax rates and tax planning opportunities available to us in various jurisdictions in which we earn income. Income tax includes an estimate for withholding taxes on earnings of foreign subsidiaries expected to be remitted to the United States but does not include an estimate for taxes on earnings considered to be indefinitely invested in the foreign subsidiary. Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are recorded when it is likely a tax benefit will not be realized for a deferred tax asset. We record unrecognized tax benefit liabilities for known or anticipated tax issues based on our analysis of whether, and the extent to which, additional taxes will be due.
Judgments and Uncertainties: Changes in tax laws and rates could affect recorded deferred tax assets and liabilities in the future. Changes in projected future earnings could affect the recorded valuation allowances in the future. Our calculations related to income taxes contain uncertainties due to judgment used to calculate tax liabilities in the application of complex tax regulations across the tax jurisdictions where we operate. Our analysis of unrecognized tax benefits contains uncertainties based on judgment used to apply the more likely than not recognition and measurement thresholds.
Effect if Actual Results Differ From Assumptions: We do not believe there is a reasonable likelihood there will be a material change in the tax related balances or valuation allowances. However, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. To the extent we prevail in matters for which unrecognized tax benefit liabilities have been established, or are required to pay amounts in excess of our recorded unrecognized tax benefit liabilities, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of our cash and generally result in an increase in our effective tax rate in the period of resolution. A favorable tax settlement would generally be recognized as a reduction in our effective tax rate in the period of resolution.
Defined benefit pension plans
Description: We sponsor six defined benefit pension plans that provide retirement benefits to certain team members. We also participate in multi-employer plans that provide defined benefits to certain team members covered by collective bargaining agreements. Such plans are usually administered by a board of trustees composed of the management of the participating companies and labor representatives. We use independent third-party actuaries to assist us in determining our pension obligations and net periodic benefit cost. We and the actuaries review assumptions that include estimates of the present value of the projected future pension payment to all plan participants, taking into consideration the likelihood of potential future events such as salary increases and demographic experience. We accumulate and amortize the effect of actuarial gains and losses over future periods. Net periodic benefit credit for the defined benefit pension plans was $103 million in fiscal 2020, primarily due to the termination of two of our defined benefit pension plans during fiscal 2020. The projected benefit obligation was $269 million at the end of fiscal 2020. Unrecognized actuarial loss was $49 million at the end of fiscal 2020. We currently expect net periodic benefit cost for fiscal 2021 to be approximately $11 million. We expect to contribute approximately $13 million of cash to our pension plans in fiscal 2021. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements.
Judgments and Uncertainties: Our defined benefit pension plans contain uncertainties due to assumptions required and judgments used. The key assumptions used in developing the required estimates include such factors as discount rates, expected returns on plan assets, retirement rates, and mortality. These assumptions can have a material impact upon the funded status and the net periodic benefit cost. The expected liquidation of certain plans has been considered along with these assumptions. The discount rates were determined using a cash flow matching technique whereby the rates of a yield curve, developed from high-quality debt securities, were applied to the benefit obligations to determine the appropriate discount rate. In determining the long-term rate of return on plan assets, we first examined historical rates of return for the various asset classes within the plans. We then determined a long-term projected rate-of-return based on expected returns. Investment, management and other fees paid out of plan assets are factored into the determination of asset return assumptions. Retirement rates are based primarily on actual plan experience, while standard actuarial tables are used to estimate mortality. It is reasonably likely that changes in external factors will result in changes to the assumptions used to measure pension obligations and net periodic benefit cost in future periods.
The risks of participating in multi-employer plans are different from single-employer plans. The net pension cost of the multi-employer plans is equal to the annual contribution determined in accordance with the provisions of negotiated labor contracts. Assets contributed to such plans are not segregated or otherwise restricted to provide benefits only to our team members. The future cost of these plans is dependent on a number of factors including the funded status of the plans and the ability of the other participating companies to meet ongoing funding obligations.

Effect if Actual Results Differ From Assumptions: We have not made any material changes in the accounting methodology used to establish our pension obligations and net periodic benefit cost during the past three fiscal years. We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate our pension obligations and net periodic benefit cost. However, if actual results are not consistent with our estimates or assumptions, they are accumulated and amortized over future periods and, therefore generally affect the net periodic benefit cost in future periods. A 1% change in the discount rate at October 3, 2020, would not have a significant impact on the projected benefit obligation or net periodic benefit cost. A 1% change in the return on plan assets at October 3, 2020, would not have a significant impact on net periodic benefit cost. The sensitivities reflect the impact of changing one assumption at a time with the remaining assumptions held constant. Economic factors and conditions often affect multiple assumptions simultaneously and the effect of changes in assumptions are not necessarily linear.
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
Judgments and Uncertainties: We estimate the fair value of our reporting units considering the use of various valuation techniques, with the primary technique being an income approach (discounted cash flow method) and another technique being a market approach (guideline public company method), which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. We include assumptions about sales, operating margins, growth rates, discount rates and valuation multiples which consider our budgets, business plans, economic projections and marketplace data, and are believed to reflect market participant views which would exist in an exit transaction. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. Generally, we utilize operating margin assumptions based on future expectations, operating margins historically realized in the reporting units’ industries and industry marketplace valuation multiples.
Our Domestic Chicken reporting unit had goodwill at October 3, 2020 of $3,266 million. We generally assumed operating margins in future years would normalize over time as we believe this is consistent with market participant views in an exit transaction. Had we assumed future operating margins consistent with those realized in the current fiscal year, we would have failed the quantitative step of the annual impairment test, which may have resulted in a material goodwill impairment loss. The current year Domestic Chicken reporting unit results were not indicative of future market participant expectations in an exit transaction primarily due to unprecedented market disruptions and incremental costs associated with COVID-19, which impacts we expect to be mostly temporary in nature. To pass the first step of the annual impairment test in fiscal 2020, the Domestic Chicken reporting unit’s projected long-term operating margins, utilizing the discounted cash flow method, had to exceed 4% which has been achieved in each of the previous eight fiscal years. An increase in the discount rate of approximately 50 basis points would have caused the carrying value of the Domestic Chicken reporting unit to exceed its discounted cash flows' fair value.
Our International reporting unit, which is presented in International/Other for segment presentation, had goodwill at October 3, 2020 of $392 million. We generally assumed operating margins in future years would increase as we continue to integrate recent acquisitions and implement our international growth strategy, as we believe this is consistent with market participant views in an exit transaction. Had we assumed future operating margins consistent with those realized in the current fiscal year, we would have failed the quantitative step of the annual impairment test, which may have resulted in a material goodwill impairment loss. The majority of the International reporting unit, including all of its goodwill, originated from acquisitions in fiscal 2019 and fiscal 2018. We are still integrating the recent acquisitions and executing our international and global business strategy, in addition to managing through the temporary impacts of COVID-19. To pass the first step of the annual impairment test in fiscal 2020, the International reporting unit projected long-term operating margins, utilizing the discounted cash flow method, had to exceed 4%. An increase in the discount rate of approximately 150 basis points would have caused the carrying value of the International reporting unit to exceed its discounted cash flows' fair value.

The fair value of our indefinite life intangible assets is calculated principally using multi-period excess earnings and relief-from-royalty valuation approaches, which uses significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy, and is believed to reflect market participant views which would exist in an exit transaction. Under these valuation approaches, we are required to make estimates and assumptions about sales, operating margins, growth rates, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data.
Our impairment analysis contains uncertainties due to uncontrollable events that could positively or negatively impact the anticipated future economic and operating conditions.
Effect if Actual Results Differ From Assumptions: We have not made material changes in the accounting methodology used to evaluate impairment of goodwill and intangible assets during the last three years. During fiscal 2020, 2019 and 2018, all of our material reporting units and indefinite life intangible assets passed the impairment analysis.
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
All of our material reporting units’ estimated fair value exceeded their carrying value by more than 20% at the date of their most recent estimated fair value determination, other than the Domestic Chicken reporting unit. Consequently, other than the Domestic Chicken reporting unit, we do not currently consider any of our other material reporting units at significant risk of impairment.
Our fiscal 2020, 2019, and 2018 indefinite life intangible assets impairment analyses did not result in an impairment charge. All indefinite life intangible assets’ estimated fair value exceeded their carrying value by more than 20% at the date of their most recent estimated fair value determination. Consequently, we do not currently consider any of our material indefinite life intangible assets at significant risk of impairment.
Impairment of long-lived assets and definite life intangibles
Description: Long-lived assets and definite life intangibles are evaluated for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Examples include a significant adverse change in the extent or manner in which we use the asset, a change in its physical condition, or an unexpected change in financial performance.
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
We recorded impairment charges related to long-lived assets and definite life intangibles of $48 million, $94 million and $175 million, in fiscal 2020, 2019 and 2018, respectively.
Judgments and Uncertainties: Our impairment analysis contains uncertainties due to judgment in assumptions, including useful lives and intended use of assets, observable market valuations, forecasted sales, operating margins, growth rates, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data that reflects the risk inherent in future cash flows to determine fair value.
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
Business Combinations
Description: We account for acquired businesses using the acquisition method of accounting, which requires that once control of a business is obtained, 100% of the assets acquired and liabilities assumed, including amounts attributed to noncontrolling interests, be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.
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
Judgments and Uncertainties: Significant judgment is often required in estimating the fair value of assets acquired and liabilities assumed, particularly intangible assets. We make estimates and assumptions about projected future cash flows including sales, operating margins, attrition rates, growth rates, and discount rates based on historical results, business plans, expected synergies, perceived risk and marketplace data considering the perspective of marketplace participants.
Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may be considered to have indefinite useful lives.
Effect if Actual Results Differ From Assumptions: While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions, which could result in subsequent impairments. We had no material business combinations during fiscal 2020.
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
Commodities Risk: We purchase certain commodities, such as grains and livestock in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily forwards and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. We generally do not hedge anticipated transactions beyond 18 months. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of October 3, 2020 and September 28, 2019, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted forward and option prices. The market risk exposure analysis included both derivatives designated as hedge instruments and derivatives not designated as hedge instruments.

Effect of 10% change in fair value	in millions
	2020	2019
Livestock:
Live Cattle	$24	$19
Lean Hogs	19	17
Grain:
Corn	23	39
Soybean Meal	28	31

Interest Rate Risk: At October 3, 2020, we had variable rate debt of $1,521 million with a weighted average interest rate of 1.8%. A hypothetical 10% increase in interest rates effective at October 3, 2020, and September 28, 2019, would have a minimal effect on interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At October 3, 2020, we had fixed-rate debt of $9,818 million with a weighted average interest rate of 4.42%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $108 million at October 3, 2020, and $184 million at September 28, 2019. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
We are subject to interest rate risk associated with our pension and post-retirement benefit obligations. Changes in interest rates impact the liabilities associated with these benefit plans as well as the amount of income or expense recognized for these plans. Declines in the value of the plan assets could diminish the funded status of the pension plans and potentially increase the requirements to make cash contributions to these plans. See Part II, Item 8, Notes to Consolidated Financial Statements, Note 16: Pensions and Other Postretirement Benefits for additional information.
Foreign Currency Risk: We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Australian dollar, the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Malaysian ringgit, the Mexican peso, and the Thai baht. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates related to the foreign exchange forward and option contracts would have had a $54 million and $15 million impact on pretax income at October 3, 2020 and September 28, 2019, respectively.
Concentrations of Credit Risk: Our financial instruments exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to our large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At October 3, 2020 and September 28, 2019, 16.5% and 16.2%, respectively, of our net accounts receivable balance was due from Walmart Inc. No other single customer or customer group represented 10% or greater of net accounts receivable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three years ended October 3, 2020
	in millions, except per share data
	2020	2019	2018
Sales	$43,185	$42,405	$40,052
Cost of Sales	37,801	37,383	34,956
Gross Profit	5,384	5,022	5,096
Selling, General and Administrative	2,270	2,195	2,064
Operating Income	3,114	2,827	3,032
Other (Income) Expense:
Interest income	(10)	(11)	(7)
Interest expense	485	462	350
Other, net	(131)	(55)	(56)
Total Other (Income) Expense	344	396	287
Income before Income Taxes	2,770	2,431	2,745
Income Tax Expense (Benefit)	620	396	(282)
Net Income	2,150	2,035	3,027
Less: Net Income Attributable to Noncontrolling Interests	10	13	3
Net Income Attributable to Tyson	$2,140	$2,022	$3,024
Weighted Average Shares Outstanding:
Class A Basic	293	293	295
Class B Basic	70	70	70
Diluted	365	366	369
Net Income Per Share Attributable to Tyson:
Class A Basic	$6.02	$5.67	$8.44
Class B Basic	$5.41	$5.10	$7.59
Diluted	$5.86	$5.52	$8.19
See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three years ended October 3, 2020
	in millions
	2020	2019	2018
Net Income	$2,150	$2,035	$3,027
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	9	(15)	(7)
Investments	1	2	(1)
Currency translation	(29)	(23)	(29)
Postretirement benefits	(43)	(66)	(7)
Total Other Comprehensive Income (Loss), Net of Taxes	(62)	(102)	(44)
Comprehensive Income	2,088	1,933	2,983
Less: Comprehensive Income Attributable to Noncontrolling Interests	10	13	3
Comprehensive Income Attributable to Tyson	$2,078	$1,920	$2,980
See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED BALANCE SHEETS

October 3, 2020, and September 28, 2019
in millions, except share and per share data
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$1,420	$484
Accounts receivable, net	1,952	2,173
Inventories	4,144	4,108
Other current assets	367	404
Total Current Assets	7,883	7,169
Net Property, Plant and Equipment	7,596	7,282
Goodwill	10,899	10,844
Intangible Assets, net	6,774	7,037
Other Assets	1,589	765
Total Assets	$34,741	$33,097
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$548	$2,102
Accounts payable	1,876	1,926
Other current liabilities	1,810	1,485
Total Current Liabilities	4,234	5,513
Long-Term Debt	10,791	9,830
Deferred Income Taxes	2,391	2,356
Other Liabilities	1,728	1,172
Commitments and Contingencies (Note 21)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 378 million shares	38	38
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,433	4,378
Retained earnings	15,311	13,787
Accumulated other comprehensive gain (loss)	(179)	(117)
Treasury stock, at cost – 83 million shares at October 3, 2020 and 82 million shares at September 28, 2019	(4,145)	(4,011)
Total Tyson Shareholders’ Equity	15,465	14,082
Noncontrolling Interests	132	144
Total Shareholders’ Equity	15,597	14,226
Total Liabilities and Shareholders’ Equity	$34,741	$33,097

See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Three years ended October 3, 2020
				in millions
	2020		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance at beginning of year	378	$38	378	$38	378	$38
Issuance of Class A common stock	—	—	—	—	—	—
Balance at end of year	378	38	378	38	378	38

Class B Common Stock:
Balance at beginning and end of year	70	7	70	7	70	7

Capital in Excess of Par Value:
Balance at beginning of year		4,378		4,387		4,378
Stock-based compensation and other		55		(9)		9
Balance at end of year		4,433		4,378		4,387

Retained Earnings:
Balance at beginning of year		13,787		12,329		9,776
Net income attributable to Tyson		2,140		2,022		3,024
Dividends		(616)		(564)		(458)
Reclass from Accumulated Other Comprehensive Income (Loss), Net of Tax (1)		—		—		(13)
Balance at end of year		15,311		13,787		12,329

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of year		(117)		(15)		16
Other Comprehensive Income (Loss)		(62)		(102)		(44)
Reclass to Retained Earnings (1)		—		—		13
Balance at end of year		(179)		(117)		(15)

Treasury Stock:
Balance at beginning of year	82	(4,011)	82	(3,943)	80	(3,674)
Purchase of Class A common stock	2	(207)	4	(252)	6	(427)
Stock-based compensation	(1)	73	(4)	184	(4)	158
Balance at end of year	83	(4,145)	82	(4,011)	82	(3,943)

Total Shareholders’ Equity Attributable to Tyson		$15,465		$14,082		$12,803

Equity Attributable to Noncontrolling Interests:
Balance at beginning of year		$144		$8		$18
Net income attributable to noncontrolling interests		10		13		3
Distributions to noncontrolling interest		(13)		(3)		(3)
Business combination and other		(9)		126		(10)
Total Equity Attributable to Noncontrolling Interests		$132		$144		$8

Total Shareholders’ Equity		$15,597		$14,226		$12,811
(1) Reclass from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act ("Tax Act"), following adoption of the applicable new accounting standard for the fiscal year ended September 29, 2018.
See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three years ended October 3, 2020
	in millions
	2020	2019	2018
Cash Flows From Operating Activities:
Net income	$2,150	$2,035	$3,027
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	900	819	723
Amortization	292	279	220
Deferred income taxes	45	92	(865)
Gain on dispositions of businesses	—	(17)	(42)
Impairment of assets	48	94	175
Stock-based compensation expense	89	77	69
Other, net	(124)	(20)	(58)
(Increase) decrease in accounts receivable	191	(226)	(2)
(Increase) decrease in inventories	(20)	(214)	(207)
Increase (decrease) in accounts payable	(64)	(55)	(44)
Increase (decrease) in income taxes payable/receivable	62	(254)	111
Increase (decrease) in interest payable	(41)	47	(3)
Net changes in other operating assets and liabilities	346	(144)	(141)
Cash Provided by Operating Activities	3,874	2,513	2,963
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(1,199)	(1,259)	(1,200)
Purchases of marketable securities	(105)	(64)	(42)
Proceeds from sale of marketable securities	87	63	37
Acquisitions, net of cash acquired	—	(2,462)	(1,474)
Proceeds from sale of businesses	29	170	797
Acquisition of equity investments	(183)	—	—
Other, net	(52)	88	(24)
Cash Used for Investing Activities	(1,423)	(3,464)	(1,906)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	1,609	4,634	1,148
Payments on debt	(1,212)	(3,208)	(1,307)
Borrowings on revolving credit facility	1,210	1,135	1,755
Payments on revolving credit facility	(1,280)	(1,065)	(1,755)
Proceeds from issuance of commercial paper	14,272	17,722	21,024
Repayments of commercial paper	(15,271)	(17,327)	(21,197)
Purchases of Tyson Class A common stock	(207)	(252)	(427)
Dividends	(601)	(537)	(431)
Stock options exercised	30	99	102
Other, net	(18)	(30)	(14)
Cash Provided by (Used for) Financing Activities	(1,468)	1,171	(1,102)
Effect of Exchange Rate Change on Cash	(1)	(6)	(3)
Increase (decrease) in Cash and Cash Equivalents and Restricted Cash	982	214	(48)
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	484	270	318
Cash and Cash Equivalents and Restricted Cash at End of Year	1,466	484	270
Less: Restricted Cash at End of Year	46	—	—
Cash and Cash Equivalents at End of Year	$1,420	$484	$270
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
Fiscal Year: We utilize a 52- or 53-week accounting period ending on the Saturday closest to September 30. The Company’s accounting cycle resulted in a 53-week year for fiscal 2020 and a 52-week year for fiscal 2019 and fiscal 2018.
Cash and Cash Equivalents: Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as part of our cash management activity. The carrying values of these assets approximate their fair values. We primarily utilize a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts where funds are moved to, and several zero-balance disbursement accounts for funding payroll, accounts payable, livestock procurement, livestock grower payments, etc. As a result of our cash management system, checks issued, but not presented to the banks for payment, may result in negative book cash balances. These negative book cash balances are included in accounts payable and other current liabilities. At October 3, 2020, and September 28, 2019, checks outstanding in excess of related book cash balances totaled approximately $200 million.
Accounts Receivable: We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. We calculate this allowance based on our history of write-offs, level of past due accounts and relationships with and economic status of our customers. At October 3, 2020, and September 28, 2019, our allowance for uncollectible accounts was $26 million and $21 million, respectively. We generally do not have collateral for our receivables, but we do periodically evaluate the credit worthiness of our customers.
Inventories: Processed products, livestock and supplies and other are valued at the lower of cost or net realizable value. Cost includes purchased raw materials, live purchase costs, livestock growout costs (primarily feed, livestock grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories. In fiscal 2020 and fiscal 2019, the cost of inventories was determined by either the first-in, first-out ("FIFO") method or the weighted-average method. The following table reflects the major components of inventory at October 3, 2020, and September 28, 2019 (in millions):

	2020	2019
Processed products	$2,223	$2,362
Livestock	1,262	1,150
Supplies and other	659	596
Total inventory	$4,144	$4,108

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
We review the carrying value of long-lived assets at each balance sheet date if indication of impairment exists. Recoverability is assessed using undiscounted cash flows based on historical results and current projections of earnings before interest, taxes, depreciation and amortization. We measure impairment as the excess of carrying value over the fair value of an asset group. The fair value of an asset group is generally measured using discounted cash flows including market participant assumptions of future operating results and discount rates.

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
We estimate the fair value of our reporting units considering the use of various valuation techniques, with the primary technique being an income approach (discounted cash flow method), with another technique being a market approach (guideline public company method), which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. We include assumptions about sales, operating margins, growth rates, discount rates and valuations multiples which consider our budgets, business plans, economic projections and marketplace data, and are believed to reflect market participant views which would exist in an exit transaction. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. Generally, we utilize operating margin assumptions based on future expectations, operating margins historically realized in the reporting units' industries and industry marketplace valuation multiples.
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
During fiscal 2020, 2019 and 2018, we determined none of our material reporting units' fair values were below its carrying value. All of our material reporting units’ estimated fair value exceeded their carrying value by more than 20% at the date of their most recent estimated fair value determination, other than the Domestic Chicken reporting unit, which had $3,266 million of goodwill at October 3, 2020.
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
The fair value of our indefinite life intangible assets is calculated principally using multi-period excess earnings and relief-from-royalty valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy, and is believed to reflect market participant views which would exist in an exit transaction. Under these valuation approaches, we are required to make estimates and assumptions about sales, operating margins, growth rates, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. During fiscal 2020, 2019 and 2018, we determined the fair value of each of our indefinite life intangible assets exceeded its carrying value. All of our indefinite life intangible assets’ estimated fair value exceeded their carrying value by more than 20% at the date of their most recent estimated fair value determination.

Leases: We determine if an agreement is or contains a lease at its inception by evaluating if an identified asset exists that we control for a period of time. When a lease exists, we classify it as a finance or operating lease and record a right-of-use ("ROU") asset and a corresponding lease liability at lease commencement. We have elected to not record leases with a term of 12 months or less in our Consolidated Balance Sheets, and accordingly, lease expense for these short-term leases is recognized on a straight-line basis over the lease term. Finance lease assets are presented within Net Property, Plant and Equipment and finance lease liabilities are presented within Current and Long-Term Debt in our Consolidated Balance Sheets. Finance lease disclosures are omitted as they are deemed immaterial. Operating ROU assets are presented within Other Assets, and operating lease liabilities are recorded within Other current liabilities and Other Liabilities in our Consolidated Balance Sheets. Lease assets are subject to review for impairment within the related long-lived asset group.
ROU assets are presented in our Consolidated Balance Sheets based on the present value of the corresponding liabilities and are adjusted for any prepayments, lease incentives received or initial direct costs incurred. The measurement of our ROU assets and liabilities includes all fixed payments and any variable payments based on an index or rate. Variable lease payments which do not depend on an index, or where rates are unknown, are excluded from lease payments in the measurement of the ROU asset and lease liability, and accordingly, are recognized as lease expense in the period the obligation for those payments is incurred. The present value of lease payments is based on our incremental borrowing rate according to the lease term and information available at the lease commencement date, as our lease arrangements generally do not provide an implicit interest rate. The incremental borrowing rate is derived using a hypothetically-collateralized borrowing cost, based on our revolving credit facility, plus a country risk factor, where applicable. We consider our credit rating and the current economic environment in determining the collateralized rate.
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
Recognition, measurement and presentation of expenses and cash flows arising from a lease will depend on classification as a finance or operating lease. Operating lease expense is recognized on a straight-line basis over the lease term, whereas the amortization of finance lease assets is recognized on a straight-line basis over the shorter of the estimated useful life of the underlying asset or the lease term. Operating lease expense and finance lease amortization are presented in Cost of Sales or Selling, General and Administrative in our Consolidated Statements of Income depending on the nature of the leased item. Interest expense on finance lease obligations is recorded over the lease term and is presented in Interest expense, based on the effective interest method. All operating lease cash payments and interest on finance leases are presented within Net cash provided by operating activities and all finance lease principal payments are presented within Net cash used in financing activities in our Consolidated Statements of Cash Flows.
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
Other Current Liabilities: Other current liabilities at October 3, 2020, and September 28, 2019, include (in millions):

	2020	2019
Accrued salaries, wages and benefits	$823	$620
Other	987	865
Total other current liabilities	$1,810	$1,485

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
Derivative Financial Instruments: We purchase certain commodities, such as grains and livestock in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce our exposure to various market risks related to these purchases, as well as to changes in foreign currency exchange and interest rates. Contract terms of a financial instrument qualifying as a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting risk reduction and correlation criteria are recorded using hedge accounting. If a derivative instrument is accounted for as a hedge, depending on the nature of the hedge, changes in the fair value of the instrument either will be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or be recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value is recognized immediately. Instruments we hold as part of our risk management activities that do not meet the criteria for hedge accounting are marked to fair value with unrealized gains or losses reported currently in earnings. Changes in market value of derivatives used in our risk management activities relating to inputs of forward sales contracts are recorded in cost of sales. Changes in market value of derivatives used in our risk management activities surrounding inventories on hand or anticipated purchases of inventories are recorded in cost of sales. Changes in market value of derivatives used in our risk management activities related to interest rates are recorded in interest expense. Changes in the market value of derivatives used in our risk management activities related to foreign exchange contracts are recorded in other, net. We generally do not hedge anticipated transactions beyond 18 months.
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
Advertising Expenses: Advertising expense is charged to operations in the period incurred and is recorded as selling, general and administrative expense. Advertising expense totaled $283 million, $276 million and $243 million in fiscal 2020, 2019 and 2018, respectively.
Research and Development: Research and development costs are expensed as incurred. Research and development costs totaled $98 million, $97 million and $114 million in fiscal 2020, 2019 and 2018, respectively.
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
Risks and Uncertainties: We have considered the impact of the global novel coronavirus pandemic (“COVID-19” or “pandemic”) on our consolidated financial statements. In addition to the COVID-19 impacts already experienced, there likely will be future impacts, the extent of which is uncertain and largely subject to whether the severity worsens or duration lengthens. These impacts could include but may not be limited to risks and uncertainty related to worker availability, our ability to operate production facilities, demand-driven production facility idling, shifts in demand between sales channels and market volatility in our supply chain. Consequently, this may subject us to future risk of material goodwill, intangible and long-lived asset impairments, increased reserves for uncollectible accounts, and adjustments for inventory and market volatility for items subject to fair value measurements such as derivatives and investments.
Recently Issued Accounting Pronouncements:
In August 2020, the Financial Accounting Standards Board ("FASB") issued guidance that simplifies the accounting for debt with conversion options, revises the criteria for applying the derivative scope exception for contracts in an entity’s own equity, and improves the consistency for the calculation of earnings per share. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2021, our fiscal 2023. Early adoption is permitted for annual periods and interim periods within those annual periods beginning after December 15, 2020, our fiscal 2022. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
In March 2020, the FASB issued guidance providing optional expedients and exceptions to account for the effects of reference rate reform to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The optional guidance, which became effective on March 12, 2020 and can be applied through December 21, 2022, has not impacted our consolidated financial statements. The Company has various contracts that reference LIBOR and is assessing how this standard may be applied to specific contract modifications through December 31, 2022.

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
In June 2016, the FASB issued guidance that provides more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2019, our fiscal 2021. We will adopt this guidance using the modified retrospective and prospective transition methods beginning in the first quarter of fiscal 2021. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.
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
In February 2016, the FASB issued guidance that created new accounting and reporting guidelines for leasing arrangements. The guidance requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses and cash flows arising from a lease will depend on classification as a finance or operating lease. The guidance also requires qualitative and quantitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2018, our fiscal 2020. We adopted this guidance in the first quarter of fiscal 2020 using the optional transition method that allows for a cumulative-effect adjustment in the period of adoption with no restatement of prior periods. We have elected the package of practical expedients available under the transition guidance which allows us to not reassess prior conclusions related to lease classifications, existing contracts containing leases, and initial direct costs, as well as the practical expedient that allows the continued historical treatment of land easements. We did not elect the practical expedient for the use of hindsight in evaluating the expected lease term of existing leases. The adoption resulted in the recording of operating lease assets and operating lease liabilities of $549 million and $546 million, respectively, as of September 29, 2019, with no changes to our finance leases. The difference between the additional lease assets and lease liabilities, represents existing deferred rent and prepaid lease balances that were reclassified on the balance sheet. The adoption did not have a material impact on our Consolidated Statements of Income or our Consolidated Statements of Cash Flows. For further description of our lease policy refer to Note 1: Business and Summary of Significant Accounting Policies, and for quantitative lease information refer to Note 6: Leases.
NOTE 3: ACQUISITIONS AND DISPOSITIONS
Acquisitions
On June 3, 2019, we acquired the Thai and European operations of BRF S.A. ("Thai and European operations") for $326 million, net of cash acquired, subject to certain adjustments, as a part of our growth strategy to expand offerings of value-added protein in global markets. Its results, subsequent to the acquisition closing, are included in International/Other for segment presentation. The purchase price allocation included $262 million of net working capital, including $56 million of cash acquired, $89 million of Property, Plant and Equipment, $47 million of Goodwill, $23 million of Intangible Assets, $24 million of Other Liabilities, $8 million of Deferred Income Taxes and $7 million of Noncontrolling Interest. Intangible Assets included customer relationships which will be amortized over a life of 7 years. We do not expect the goodwill to be deductible for income tax purposes. During fiscal 2020, we recorded measurement period adjustments, which increased Goodwill by $46 million, including a reduction to net working capital of $45 million, a reduction to Property, Plant and Equipment of $4 million, and a decrease in Deferred Income Taxes of $3 million.
On November 30, 2018, we acquired all of the outstanding common stock of MFG (USA) Holdings, Inc. and McKey Luxembourg Holdings S.à.r.l. (“Keystone Foods”) from Marfrig Global Foods ("Marfrig") for $2.3 billion in cash, subject to certain adjustments. The acquisition was accounted for using the acquisition method of accounting and the results of Keystone Foods' domestic and international results, subsequent to the acquisition closing, are included in our Chicken segment and International/Other, respectively.

The following table summarizes the purchase price allocation for Keystone Foods and fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

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
Previously in fiscal 2018, we recorded a pretax impairment charge for these businesses of $101 million due to revised estimates of the businesses' fair value based on expected net sales proceeds at the time of the impairment. This charge was recorded in Cost of Sales in our Consolidated Statement of Income, and primarily consisted of goodwill previously classified within assets held for sale.
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
NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The following table reflects major categories of property, plant and equipment and accumulated depreciation at October 3, 2020, and September 28, 2019 (in millions):

	2020	2019
Land	$196	$198
Building and leasehold improvements	4,961	4,747
Machinery and equipment	9,013	8,607
Land improvements and other	420	385
Buildings and equipment under construction	991	713
	15,581	14,650
Less accumulated depreciation	7,985	7,368
Net property, plant and equipment	$7,596	$7,282

Approximately $1,102 million will be necessary to complete buildings and equipment under construction at October 3, 2020.

NOTE 5: GOODWILL AND INTANGIBLE ASSETS
The following table reflects goodwill activity for fiscal 2020 and 2019 (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Unallocated	Consolidated
Balance at September 29, 2018
Goodwill	$1,236	$423	$2,498	$6,142	$57	$—	$10,356
Accumulated impairment losses	(560)	—	—	—	(57)	—	(617)
	$676	$423	$2,498	$6,142	$—	$—	$9,739

Fiscal 2019 Activity:
Acquisition	$—	$—	$779	$—	$342	$—	$1,121
Measurement period adjustments	—	—	66	—	—	—	66
Reclass to assets held for sale	—	—	(70)	(7)	—	—	(77)
Currency translation and other	—	—	1	(1)	(5)	—	(5)
Balance at September 28, 2019
Goodwill	1,236	423	3,274	6,134	394	—	11,461
Accumulated impairment losses	(560)	—	—	—	(57)	—	(617)
	$676	$423	$3,274	$6,134	$337	$—	$10,844

Fiscal 2020 Activity:
Measurement period adjustments	$—	$—	$—	$—	$46	$—	$46
Currency translation and other	—	—	—	—	9	—	9
Balance at October 03, 2020
Goodwill	1,236	423	3,274	6,134	449	—	11,516
Accumulated impairment losses	(560)	—	—	—	(57)	—	(617)
	$676	$423	$3,274	$6,134	$392	$—	$10,899

The following table reflects intangible assets by type at October 3, 2020, and September 28, 2019 (in millions):

	2020	2019
Amortizable intangible assets:
Brands and trademarks	$951	$945
Customer relationships	2,388	2,389
Supply Arrangements	310	310
Patents, intellectual property and other	44	34
Land use rights	8	8
Total gross amortizable intangible assets	$3,701	$3,686
Less accumulated amortization	1,005	727
Total net amortizable intangible assets	$2,696	$2,959
Brands and trademarks not subject to amortization	4,078	4,078
Total intangible assets	$6,774	$7,037

Amortization expense of $278 million, $267 million and $210 million was recognized during fiscal 2020, 2019 and 2018, respectively. We estimate amortization expense on intangible assets for the next five fiscal years subsequent to October 3, 2020, will be: 2021 - $261 million; 2022 - $247 million; 2023 - $228 million; 2024 - $223 million; 2025 - $214 million.

NOTE 6: LEASES
We lease certain equipment, buildings and land related to transportation, distribution, storage, production, livestock grower assets and office activities. These lease arrangements can be structured as a standard lease agreement or embedded in a service or supply agreement and are primarily classified as operating leases. For further description of our lease accounting policy, refer to Note 1: Business and Summary of Significant Accounting Policies. Operating lease ROU assets and liabilities presented in our Consolidated Balance Sheets were as follows (in millions):

October 3, 2020
Other Assets	$532
Other current liabilities	161
Other Liabilities	368

The components of lease costs were as follows (in millions):

Twelve Months Ended
October 3, 2020
Operating lease cost (a)	$199
Variable lease cost (b)	451
Short-term lease cost	38
Total	$688

(a) Sublease income is immaterial and not deducted from operating lease cost.
(b) Variable lease costs are determined based on volume of output received, flocks placed or other performance metrics.
Other operating lease information includes the following:

Twelve months ended October 3, 2020
Operating cash outflows from operating leases (in millions)	$211
ROU assets obtained in exchange for new operating lease liabilities (in millions)	$167
Weighted-average remaining lease term	5 years
Weighted-average discount rate	3%

At October 3, 2020, future maturities of operating leases were as follows (in millions):

Operating Lease Commitments
2021	$173
2022	129
2023	88
2024	64
2025	45
2026 and beyond	63
Total undiscounted operating lease payments	$562
Less: Imputed interest	33
Present value of total operating lease liabilities	$529

At October 3, 2020, our leases that had not yet commenced were not significant.

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

NOTE 7: RESTRUCTURING AND RELATED CHARGES
In the first quarter of fiscal 2020, the Company approved a restructuring program (the "2020 Program"), which is expected to contribute to the Company’s overall strategy of financial fitness through the elimination of overhead and consolidation of certain enterprise functions. In the fourth quarter of fiscal 2020, the Company extended the 2020 Program as it identified additional opportunities to eliminate overhead by optimizing organizational structures and other activities. We have recognized $60 million of cumulative pretax charges in fiscal 2020 associated with the 2020 Program consisting of severance and employee related costs. As part of the 2020 Program, we are eliminating positions across several areas and job levels, with eliminated positions originating from the corporate offices in Springdale, Arkansas and Chicago, Illinois, as well as certain production facility and supply chain administrative positions. The majority of the positions have already been or are expected to be eliminated by the end of fiscal 2021.
In the fourth quarter of fiscal 2017, our Board of Directors approved a multi-year restructuring program (the “2017 Program”), which contributed to the Company’s overall strategy of financial fitness through increased operational effectiveness and overhead reduction. The 2017 Program resulted in cumulative pretax charges of $267 million which consisted of $117 million incremental costs to implement new technology and accelerated depreciation of technology assets, $53 million severance and employee related costs, $72 million technology impairment, and $25 million for contract termination costs. The 2017 Program concluded in fiscal 2020.
We recognized restructuring and related charges of $77 million during fiscal 2020, consisting of $60 million of severance and team member related costs from the 2020 Program and $17 million of incremental costs to implement new technology from the 2017 Program. For fiscal 2020, we recorded $17 million in Cost of Sales from the 2020 Program, and we recorded $60 million in Selling, General and Administrative in our Consolidated Statements of Income, of which $43 million is related to the 2020 Program and $17 million is related to the 2017 Program.
For fiscal 2019 and 2018 the restructuring and related charges related to the 2017 Program consisted of $41 million and $59 million, respectively, of incremental costs to implement new technology and accelerated depreciation of technology assets. These costs were recorded in Selling, General and Administrative in our Consolidated Statements of Income.

The following table reflects the pretax impact of restructuring and related charges during fiscal 2020, 2019 and 2018 and the charges to date, by reportable segment (in millions):

	2018	2019	2020	Total charges to date
Beef	$4	$1	$9	$22
Pork	1	1	3	8
Chicken	30	21	34	141
Prepared Foods	24	18	28	152
International/Other	—	—	3	4
Total restructuring and related charges, pretax	$59	$41	$77	$327

We do not anticipate future costs of the 2020 Program to be significant, however, as the Company continues to evaluate its business strategies and long-term growth targets, additional restructuring activities may occur.
Our restructuring liability was $37 million at October 3, 2020 and we had no restructuring liability at September 28, 2019. The change in the restructuring liability was due to additional charges of $77 million, net of $40 million primarily consisting of payments, during fiscal 2020.
NOTE 8: DEBT
The following table reflects major components of debt as of October 3, 2020, and September 28, 2019 (in millions):

	2020	2019
Revolving credit facility	$—	$70
Commercial Paper	—	1,000
Senior notes:
Notes due June 2020 ("2020 Notes")	—	350
Notes due August 2020 ("2020 Notes")	—	400
4.10% Notes due September 2020 ("2020 Notes")	—	280
2.25% Notes due August 2021	500	500
4.50% Senior notes due June 2022	1,000	1,000
3.90% Notes due September 2023	400	400
3.95% Notes due August 2024	1,250	1,250
4.00% Notes due March 2026 ("2026 Notes")	800	800
3.55% Notes due June 2027	1,350	1,350
7.00% Notes due January 2028	18	18
4.35% Notes due March 2029 ("2029 Notes")	1,000	1,000
6.13% Notes due November 2032	160	161
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	500	500
4.55% Notes due June 2047	750	750
5.10% Notes due September 2048 ("2048 Notes")	1,500	1,500
Discount on senior notes	(45)	(48)
Term loan:
Term loan facility due March 2022 (1.69% at October 3, 2020)	1,500	—
Other	216	216
Unamortized debt issuance costs	(60)	(65)
Total debt	11,339	11,932
Less current debt	548	2,102
Total long-term debt	$10,791	$9,830

Annual maturities of debt for the five fiscal years subsequent to October 3, 2020 are: 2021 - $550 million; 2022 - $2,543 million; 2023 - $431 million; 2024 - $1,269 million; 2025 - $12 million.
Revolving Credit Facility and Letters of Credit
We have a $1.75 billion revolving credit facility that supports short-term funding needs and serves as a backstop to our commercial paper program. The facility will mature and the commitments thereunder will terminate in March 2023. Amounts available for borrowing under this facility totaled $1.75 billion at October 3, 2020. At October 3, 2020, we had no borrowings and no outstanding letters of credit issued under this facility. At October 3, 2020 we had $101 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs and other legal obligations. In the future, if any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility.
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured short-term promissory notes ("commercial paper") up to an aggregate maximum principal amount of $1 billion. As of October 3, 2020, we had no commercial paper outstanding. On April 1, 2020, we repaid the outstanding balance of the commercial paper using proceeds from the Term Loan Facility due March 2022. Our ability to access commercial paper in the future may be limited or its costs increased, due to market conditions which have been impacted in part by COVID-19.
2020 Notes
During fiscal 2020, we extinguished the $350 million outstanding balance of the senior notes due June 2020, the $400 million outstanding balance of the senior notes due August 2020 and the $278 million outstanding balance of the senior notes due September 2020 using cash on hand and other liquidity sources.
Term Loan Facility due March 2022
On March 27, 2020, we executed a new $1.5 billion term loan facility to refinance our commercial paper program, repay outstanding balances under our revolving credit facility and for general liquidity purposes. The term loan facility expires on March 27, 2022 and is subject to prepayment under certain conditions. Additionally, the term loan facility contains covenants that are similar to those contained in the revolving credit facility.
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
We were in compliance with all debt covenants at October 3, 2020.
NOTE 9: EQUITY
Capital Stock
We have two classes of capital stock, Class A Common stock, $0.10 par value ("Class A stock") and Class B Common Stock, $0.10 par value ("Class B stock"). Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share, while holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of October 3, 2020, Tyson Limited Partnership (the "TLP") owned 99.985% of the outstanding shares of Class B stock and the TLP and members of the Tyson family owned, in the aggregate, 2.23% of the outstanding shares of Class A stock, giving them, collectively, control of approximately 71.06% of the total voting power of the outstanding voting stock.
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

Dividends
Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. We pay quarterly cash dividends to Class A and Class B shareholders. We paid Class A dividends per share of $1.68, $1.50, and $1.20 in fiscal 2020, 2019, and 2018, respectively. We paid Class B dividends per share of $1.51, $1.35, and $1.08 in fiscal 2020, 2019, and 2018, respectively. Effective November 13, 2020, the Board of Directors increased the quarterly dividend previously declared on August 6, 2020, to $0.445 per share on our Class A stock and $0.4005 per share on our Class B stock. The increased quarterly dividend is payable on December 15, 2020, to shareholders of record at the close of business on December 1, 2020.
Share Repurchases
As of October 3, 2020, 18.9 million shares remained available for repurchase under the Company's share repurchase program. The program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans.
A summary of cumulative share repurchases of our Class A stock for fiscal 2020, 2019 and 2018 is as follows (in millions):

	October 3, 2020		September 28, 2019		September 29, 2018
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	1.8	$150	2.3	$150	4.9	$350
To fund certain obligations under equity compensation plans	0.7	57	1.4	102	1.0	77
Total share repurchases	2.5	$207	3.7	$252	5.9	$427

NOTE 10: INCOME TAXES
Detail of the provision (benefit) for income taxes from continuing operations consists of the following (in millions):

	2020	2019	2018
Federal	$497	$325	$(426)
State	105	42	118
Foreign	18	29	26
	$620	$396	$(282)

Current	$575	$304	$583
Deferred	45	92	(865)
	$620	$396	$(282)

The reasons for the difference between the statutory federal income tax rate and our effective income tax rate from continuing operations are as follows:

	2020	2019	2018
Federal income tax rate	21.0%	21.0%	24.5%
State income taxes	3.0	2.9	3.3
Unrecognized tax benefits, net	(0.1)	(6.6)	(0.1)
Impact of the Tax Act	—	—	(37.9)
Domestic production deduction	—	—	(1.7)
Impairment and sale of non-protein businesses	—	—	3.1
Other	(1.5)%	(1.0)	(1.5)
	22.4%	16.3%	(10.3)%

During fiscal 2020, state tax expense, net of federal benefit, was $83 million.
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
Approximately $2,711 million, $2,332 million and $2,700 million of income from continuing operations before income taxes for fiscal 2020, 2019 and 2018, respectively, were from our operations based in the United States.
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
The tax effects of major items recorded as deferred tax assets and liabilities as of October 3, 2020, and September 28, 2019, are as follows (in millions):

	2020		2019
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$923	$—	$891
Intangible assets	—	1,591	—	1,624
ROU assets	—	154	—	—
Accrued expenses	341	—	297	—
Lease liabilities	129	—	—	—
Net operating loss and other carryforwards	137	—	99	—
Other	75	265	84	231
	$682	$2,933	$480	$2,746
Valuation allowance	$(127)		$(86)
Net deferred tax liability		$2,378		$2,352

At October 3, 2020, our gross state tax net operating loss carryforwards approximated $799 million, of which $747 million expire in fiscal years 2021 through 2039, and the remainder has no expiration. Gross foreign net operating loss carryforwards approximated $238 million, of which $104 million expire in fiscal years 2021 through 2032, and the remainder has no expiration. We also have tax credit carryforwards of approximately $48 million, of which $46 million expire in fiscal years 2021 through 2034, and the remainder has no expiration.
We have accumulated undistributed earnings of foreign subsidiaries aggregating approximately $318 million and $252 million at October 3, 2020, and September 28, 2019, respectively. The Tax Act generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries after December 31, 2017. As a result, our intention is that excess cash held by our foreign subsidiaries that is not subject to regulatory restrictions will be repatriated net of applicable withholding taxes which are expected to be immaterial. The remainder of accumulated undistributed earnings are expected to be indefinitely reinvested outside of the United States. If these earnings were distributed in the form of dividends or otherwise, we could be subject to state income taxes and withholding taxes payable to various foreign countries. Due to the uncertainty of the manner in which the undistributed earnings would be brought back to the United States and the tax laws in effect at that time, it is not currently practicable to estimate the tax liability that might be payable on the repatriation of these foreign earnings; however, we do not expect any tax due to be material.

The following table summarizes the activity related to our gross unrecognized tax benefits at October 3, 2020, September 28, 2019, and September 29, 2018 (in millions):

	2020	2019	2018
Balance as of the beginning of the year	$169	$308	$316
Increases related to current year tax positions	21	20	19
Increases related to prior year tax positions	5	21	8
Reductions related to prior year tax positions	(9)	(17)	(18)
Reductions related to settlements	(3)	(9)	(8)
Reductions related to expirations of statutes of limitations	(18)	(154)	(9)
Balance as of the end of the year	$165	$169	$308

The amount of unrecognized tax benefits, if recognized, that would impact our effective tax rate was $118 million at October 3, 2020 and $116 million at September 28, 2019. We classify interest and penalties on unrecognized tax benefits as income tax expense. At October 3, 2020, and September 28, 2019, before tax benefits, we had $51 million and $46 million, respectively, of accrued interest and penalties on unrecognized tax benefits.
As of October 3, 2020, certain United States federal income tax returns are subject to examination for fiscal years 2013 through 2019. We are also subject to income tax examinations by major state and foreign jurisdictions for fiscal years 2015 through 2019. We do not expect material changes to our unrecognized tax benefits during the next twelve months.
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
During fiscal 2018, we recognized a one-time cash bonus to our hourly frontline team members of $109 million using incremental cash savings from the Tax Act, which was predominantly recorded in the Consolidated Statements of Income in Cost of Sales. Additionally, we recorded $11 million of insurance proceeds, $21 million of equity earnings in joint ventures and $1 million in net foreign currency exchange gains, which were recognized in the Consolidated Statements of Income in Other, net.
Additionally, in accordance with recently adopted accounting guidance, we have retrospectively recognized $23 million of net periodic pension and postretirement benefit credit, excluding the service cost component for fiscal 2018, and recorded the amount in the Consolidated Statements of Income in Other, net.

NOTE 12: EARNINGS PER SHARE
The earnings and weighted average common shares used in the computation of basic and diluted earnings per share are as follows:

	in millions, except per share data
	2020	2019	2018
Numerator:
Net income	$2,150	$2,035	$3,027
Less: Net income attributable to noncontrolling interests	10	13	3
Net income attributable to Tyson	2,140	2,022	3,024
Less dividends declared:
Class A	508	465	378
Class B	108	99	80
Undistributed earnings	$1,524	$1,458	$2,566

Class A undistributed earnings	$1,254	$1,200	$2,115
Class B undistributed earnings	270	258	451
Total undistributed earnings	$1,524	$1,458	$2,566

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	293	293	295
Class B weighted average shares, and shares under if-converted method for diluted earnings per share	70	70	70
Effect of dilutive securities:
Stock options and restricted stock	2	3	4
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	365	366	369

Net Income Per Share Attributable to Tyson:
Class A Basic	$6.02	$5.67	$8.44
Class B Basic	$5.41	$5.10	$7.59
Diluted	$5.86	$5.52	$8.19
Dividends Declared Per Share:
Class A	$1.725	$1.575	$1.275
Class B	$1.553	$1.418	$1.148

Approximately 2 million of our stock-based compensation shares were antidilutive for fiscal 2020 and approximately 1 million for fiscal 2019 and 2018. These shares were not included in the dilutive earnings per share calculation.
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

NOTE 13: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors' Audit Committee. These programs and risks are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize various industry-standard models that take into account the implicit cost of hedging. Credit risks associated with our derivative contracts are not significant as we minimize counterparty exposure by dealing with credit-worthy counterparties and utilizing exchange traded instruments, margin accounts or letters of credit. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at October 3, 2020.
We had the following aggregated outstanding notional amounts related to our derivative financial instruments:

		in millions, except soybean meal tons
	Metric	October 3, 2020	September 28, 2019
Commodity:
Corn	Bushels	43	111
Soybean Meal	Tons	428,300	1,078,800
Live Cattle	Pounds	234	14
Lean Hogs	Pounds	283	309
Foreign Currency	United States dollar	$536	$148
Interest Rate Swaps	Average monthly debt	$—	$400

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
Cash flow hedges
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes as well as interest rates to our variable rate debt. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant during fiscal 2020, 2019 and 2018. As of October 3, 2020, we have net pretax losses of $1 million for our commodity contracts, which are expected to be reclassified into earnings within the next 12 months. Additionally, we have $16 million of realized losses related to treasury rate locks in connection with the issuance of the 2026, 2029 and 2048 Notes, which will be reclassified to earnings over the lives of these notes. During fiscal 2020, 2019 and 2018, we did not reclassify significant pretax gains or losses into earnings as a result of the discontinuance of cash flow hedges. The following table sets forth the pretax impact of cash flow hedge derivative instruments in Other Comprehensive Income (in millions):

Gain (Loss) Recognized in OCI on Derivatives	2020	2019	2018
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$(17)	$(15)	$(21)
Interest rate hedges	—	(24)	1
Total	$(17)	$(39)	$(20)

Fair value hedges
We designate certain derivative contracts as fair value hedges of firm commitments to purchase livestock for harvest. Our objective of these hedges is to minimize the risk of changes in fair value created by fluctuations in commodity prices associated with fixed price livestock firm commitments. For these derivative instruments we designate and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the same period. We include the gain or loss on the hedged items (i.e., livestock purchase firm commitments) in the same line item, Cost of Sales, as the offsetting gain or loss on the related livestock forward position. Ineffectiveness related to our fair value hedges was not significant during fiscal 2020, 2019 and 2018. The carrying amount of fair value hedge (assets) liabilities as of fiscal 2020, 2019 and 2018 were as follows (in millions):

Consolidated Balance Sheets Classification	2020	2019	2018
Inventory	6	(19)	4

Undesignated positions
In addition to our designated positions, we also hold derivative contracts for which we do not apply hedge accounting. These include certain derivative instruments related to commodities price risk, including grains, livestock, energy and foreign currency risk. We mark these positions to fair value through earnings at each reporting date.
Reclassification to Earnings
The following table sets forth the total amounts of each income and expense line item presented in the Consolidated Statements of Income in which the effects of hedges are recorded (in millions):

Consolidated Statements of Income Classification	2020	2019	2018
Cost of Sales	$37,801	$37,383	$34,956
Interest Expense	485	462	350
Other, net	(131)	(55)	(56)

The following table sets forth the pretax impact of the cash flow, fair value and undesignated derivative instruments in the Consolidated Statements of Income (in millions):

Consolidated Statements of Income Classification		2020	2019	2018
Sales	Gain (Loss) on derivatives not designated as hedging instruments:
	Commodity contracts	$—	$(23)	$18

Cost of Sales	Gain (Loss) on cash flow hedges reclassified from OCI to Earnings:
	Commodity contracts	$(24)	$(18)	$(12)
	Gain (Loss) on fair value hedges:
	Commodity contracts (a)	135	42	12
	Gain (Loss) on derivatives not designated as hedging instruments:
	Commodity contracts	(103)	2	(33)
Total		$8	$26	$(33)

Interest Expense	Gain (Loss) on cash flow hedges reclassified from OCI to Earnings:
	Interest rate contracts	$(6)	$(1)	$—

Other, net	Gain (Loss) on derivatives not designated as hedging instruments:
	Foreign exchange contracts	$(5)	$8	$(3)

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
The fair value of all outstanding derivative instruments in the Consolidated Balance Sheets are included in Note 14: Fair Value Measurements.

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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

October 3, 2020	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$4	$—	$(2)	$2
Undesignated	—	96	—	(51)	45
Available for sale securities:
Current	—	—	—	—	—
Other assets:
Available for sale securities:
Non-current	—	55	53	—	108
Deferred compensation assets	19	336	—	—	355
Total assets	$19	$491	$53	$(53)	$510

Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$10	$—	$(10)	$—
Undesignated	—	74	—	(59)	15
Total liabilities	$—	$84	$—	$(69)	$15

September 28, 2019	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$26	$—	$(3)	$23
Undesignated	—	58	—	(5)	53
Available for sale securities:
Current	—	—	1	—	1
Other Assets:
Available for sale securities:
Non-current	—	51	51	—	102
Deferred Compensation assets	7	311	—	—	318
Total assets	$7	$446	$52	$(8)	$497

Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$17	$—	$(13)	$4
Undesignated	—	93	—	(90)	3
Total liabilities	$—	$110	$—	$(103)	$7
(a) Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. Additionally, at October 3, 2020, and September 28, 2019, we had $16 million and $95 million, respectively, of net cash collateral posted with various counterparties where master netting arrangements exist and held no cash collateral.
The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	October 3, 2020	September 28, 2019
Balance at beginning of year	$52	$51
Total realized and unrealized gains (losses):
Included in earnings	—	—
Included in other comprehensive income (loss)	1	1
Purchases	17	20
Issuances	—	—
Settlements	(17)	(20)
Balance at end of year	$53	$52

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

Available for Sale Securities: Our investments in marketable debt securities are classified as available-for-sale and are reported at fair value based on pricing models and quoted market prices adjusted for credit and non-performance risk. Short-term investments with maturities of less than 12 months are included in Other current assets in the Consolidated Balance Sheets and primarily include certificates of deposit and commercial paper. All other marketable debt securities are included in Other Assets in the Consolidated Balance Sheets and have maturities ranging up to 40 years. We classify our investments in U.S. government, U.S. agency, certificates of deposit and commercial paper debt securities as Level 2 as fair value is generally estimated using discounted cash flow models that are primarily industry-standard models that consider various assumptions, including time value and yield curve as well as other readily available relevant economic measures. We classify certain corporate, asset-backed and other debt securities as Level 3 as there is limited activity or less observable inputs into valuation models, including current interest rates and estimated prepayment, default and recovery rates on the underlying portfolio or structured investment vehicle. Significant changes to assumptions or unobservable inputs in the valuation of our Level 3 instruments would not have a significant impact to our consolidated financial statements.
The following table sets forth our available-for-sale securities' amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	October 3, 2020			September 28, 2019
	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)
Available for Sale Securities:
Debt Securities:
United States Treasury and Agency	$55	$55	$—	$51	$51	$—
Corporate and Asset-Backed	51	53	2	51	52	1

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
For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no other than temporary impairment in earnings for fiscal 2020 and fiscal 2019. No other than temporary losses were deferred in OCI as of October 3, 2020, and September 28, 2019.
Deferred Compensation Assets: We maintain non-qualified deferred compensation plans for certain executives and other highly compensated team members. Investments are generally maintained within a trust and include money market funds, mutual funds and life insurance policies. The cash surrender value of the life insurance policies is invested primarily in mutual funds. The investments are recorded at fair value based on quoted market prices and are included in Other Assets in the Consolidated Balance Sheets. We classify the investments which have observable market prices in active markets in Level 1 as these are generally publicly-traded mutual funds. The remaining deferred compensation assets are classified in Level 2, as fair value can be corroborated based on observable market data. Realized and unrealized gains (losses) on deferred compensation are included in earnings.
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

Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	October 3, 2020		September 28, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$12,982	$11,339	$12,978	$11,932

Concentrations of Credit Risk
Our financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At October 3, 2020, and September 28, 2019, 16.5% and 16.2%, respectively, of our net accounts receivable balance was due from Walmart Inc. No other single customer or customer group represented greater than 10% of net accounts receivable.
NOTE 15: STOCK-BASED COMPENSATION
We issue shares under our stock-based compensation plans by issuing Class A stock from treasury. The total number of shares available for future grant under the Tyson Foods, Inc. 2000 Stock Incentive Plan ("Incentive Plan") was 9,979,081 at October 3, 2020.
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

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 28, 2019	5,362,672	$54.03
Exercised	(661,549)	48.21
Forfeited or expired	(265,237)	76.06
Granted	1,515,587	90.04
Outstanding, October 3, 2020	5,951,473	$62.86	6.8	$37

Exercisable, October 3, 2020	3,231,765	$50.96	5.4	$37

The weighted average grant-date fair value of options granted in fiscal 2020, 2019 and 2018 was $16.77, $11.35 and $18.31, respectively. The fair value of each option grant is established on the date of grant using a binomial lattice method. We use historical volatility for a period of time comparable to the expected life of the option to determine volatility assumptions. Expected life is calculated based on the contractual term of each grant and takes into account the historical exercise and termination behavior of participants. Risk-free interest rates are based on the five-year Treasury bond rate. Assumptions used in the fair value calculation are as of the grant dates and are outlined in the following table.

	2020	2019	2018
Expected life (in years)	4.3	4.3	5.9
Risk-free interest rate	1.6%	2.8%	2.1%
Expected volatility	25.7%	25.4%	23.5%
Expected dividend yield	2.0%	2.5%	1.5%

We recognized stock-based compensation expense related to stock options, net of income taxes, of $16 million, $16 million and $13 million for fiscal 2020, 2019 and 2018, respectively. The related tax benefit for fiscal 2020, 2019 and 2018 was $4 million, $3 million and $6 million, respectively. We had 1.3 million, 1.2 million and 2.2 million options vest in fiscal 2020, 2019 and 2018, respectively, with a grant date fair value of $17 million, $18 million and $27 million, respectively.
In fiscal 2020, 2019 and 2018, we received cash of $30 million, $99 million and $102 million, respectively, for the exercise of stock options. Shares are issued from treasury for stock option exercises. The related tax benefit realized from stock options exercised during fiscal 2020, 2019 and 2018, was $6 million, $21 million and $30 million, respectively. The total intrinsic value of options exercised in fiscal 2020, 2019 and 2018, was $21 million, $79 million and $103 million, respectively. Cash flows resulting from tax deductions in excess of the compensation cost of those options (excess tax deductions) are classified as financing cash flows. We realized $4 million, $14 million and $20 million related to excess tax deductions during fiscal 2020, 2019 and 2018, respectively.
As of October 3, 2020, we had $21 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 1.3 years.
Restricted Stock
We issue restricted stock at the market value as of the date of grant, with restrictions expiring over periods through fiscal 2023. Unearned compensation is recognized over the vesting period for the particular grant using a straight-line method.

	Number of Shares	Weighted Average Grant- Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Nonvested, September 28, 2019	1,662,078	$64.55
Granted	628,844	88.96
Dividends	44,704	74.51
Vested	(556,632)	60.30
Forfeited	(116,585)	74.18
Nonvested, October 3, 2020	1,662,409	$74.79	1.3	$99

As of October 3, 2020, we had $49 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted average period of 1.8 years.
We recognized stock-based compensation expense related to restricted stock, net of income taxes, of $36 million, $26 million and $22 million for fiscal 2020, 2019 and 2018, respectively. The related tax benefit for fiscal 2020, 2019 and 2018 was $9 million, $8 million and $9 million, respectively. We had 0.6 million, 0.5 million and 0.6 million restricted stock awards vest in fiscal 2020, 2019 and 2018, respectively, with a grant date fair value of $34 million, $29 million and $27 million, respectively.
Performance-Based Shares
We award performance-based shares of our Class A stock to certain team members. These awards are typically granted once a year. Performance-based shares vest based upon the passage of time and the achievement of performance or market performance criteria, ranging from 0% to 200%, as determined by the Compensation Committee prior to the date of the award. Vesting periods for these awards are three years. We review progress toward the attainment of the performance criteria each quarter during the vesting period. When it is probable the minimum performance criteria for an award will be achieved, we begin recognizing the expense equal to the proportionate share of the total fair value of the Class A stock price on the grant date. The total expense recognized over the duration of performance awards will equal the Class A stock price on the date of grant multiplied by the number of shares ultimately awarded based on the level of attainment of the performance criteria. For grants with market performance criteria, the fair value is determined on the grant date and is calculated using the same inputs for expected volatility, expected dividend yield, and risk-free rate as stock options, noted above, with a duration of three years. The total expense recognized over the duration of the award will equal the fair value, regardless if the market performance criteria is met.
The following table summarizes the performance-based shares at the maximum award amounts based upon the respective performance share agreements. Actual shares that will vest depend on the level of attainment of the performance-based criteria.

	Number of Shares	Weighted Average Grant- Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Nonvested, September 28, 2019	2,027,059	$51.03
Granted	726,388	67.55
Vested	(344,870)	46.29
Forfeited	(445,440)	52.59
Nonvested, October 3, 2020	1,963,137	$57.62	1.2	$116

We recognized stock-based compensation expense related to performance shares, net of income taxes, of $18 million, $16 million and $12 million for fiscal 2020, 2019 and 2018, respectively. The related tax benefit for fiscal 2020, 2019 and 2018 was $4 million, $4 million and $5 million, respectively. As of October 3, 2020, we had $33 million of total unrecognized compensation based upon our progress toward the attainment of criteria related to performance-based share awards that will be recognized over a weighted average period of 1.9 years.
NOTE 16: PENSIONS AND OTHER POSTRETIREMENT BENEFITS
At October 3, 2020, we had six defined benefit pension plans consisting of two frozen and noncontributory funded qualified plans and four unfunded non-qualified plans. Additionally, we have two plans that were terminated during fiscal 2020, which have residual plan assets of $27 million and no benefit obligations as of October 3, 2020. The benefits provided under these plans are based on a formula using years of service and either a specified benefit rate or compensation level. The non-qualified defined benefit plans are for certain contracted officers and use a formula based on years of service and final average salary. We also have other postretirement benefit plans for which substantially all of our team members may receive benefits if they satisfy applicable eligibility criteria. The postretirement healthcare plans are contributory with participants’ contributions adjusted when deemed necessary.
We have defined contribution retirement programs for various groups of team members. We recognized expenses of $103 million, $97 million and $84 million in fiscal 2020, 2019 and 2018, respectively.
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
During fiscal 2019, we issued a notice of intent to terminate three other qualified pension plans. The settlements of the terminated plans occurred during fiscal 2020, through purchased annuities, and we incurred settlement gains of approximately $112 million related to the plan terminations. No significant contributions to purchase annuities at the time of settlement were necessary. Due to favorable annuity pricing at the time of settlement, approximately $52 million in residual plan assets remained in the plan following the annuity purchase. A portion of these funds have been transferred to a qualified replacement plan during fiscal 2020, with the remaining funds to be transferred in fiscal 2021.

Benefit Obligations and Funded Status
The following table provides a reconciliation of the changes in the plans’ benefit obligations, assets and funded status at October 3, 2020, and September 28, 2019 (in millions):

	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2020	2019	2020	2019	2020	2019
Change in benefit obligation
Benefit obligation at beginning of year	$1,478	$1,392	$239	$220	$77	$28
Service cost	—	—	—	1	2	2
Interest cost	14	56	8	9	1	1
Plan amendments	—	—	—	—	(6)	4
Actuarial (gain)/loss	—	154	5	17	4	6
Benefits paid	(38)	(77)	(14)	(12)	(4)	(4)
Business Acquisition	—	2	—	4	—	13
Plan Terminations	(1,423)	(49)	—	—	—	—
Other	—	—	—	—	—	27
Benefit obligation at end of year	31	1,478	238	239	74	77
Change in plan assets
Fair value of plan assets at beginning of year	1,477	1,450	—	—	—	—
Actual return on plan assets	(14)	146	—	—	—	—
Employer contributions	7	1	12	12	4	4
Benefits paid	(38)	(77)	(12)	(12)	(4)	(4)
Business Acquisition	—	2	—	—	—	—
Plan Terminations	(1,397)	(45)	—	—	—	—
Fair value of plan assets at end of year	35	1,477	—	—	—	—
Funded status	$4	$(1)	$(238)	$(239)	$(74)	$(77)

Amounts recognized in the Consolidated Balance Sheets consist of (in millions):

	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2020	2019	2020	2019	2020	2019
Other assets	$4	$16	$—	$—	$—	$—
Other current liabilities	—	—	(12)	(12)	(3)	(3)
Other liabilities	—	(17)	(226)	(227)	(71)	(74)
Total assets (liabilities)	$4	$(1)	$(238)	$(239)	$(74)	$(77)

Amounts recognized in Accumulated Other Comprehensive Income consist of (in millions):

	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2020	2019	2020	2019	2020	2019
Accumulated other comprehensive (income)/loss:
Actuarial (gain) loss	$4	$(53)	$45	$46	$24	$27
Prior service (credit) cost	—	—	3	4	(37)	(42)
Total accumulated other comprehensive (income)/loss:	$4	$(53)	$48	$50	$(13)	$(15)

We had four pension plans at October 3, 2020 and five pension plans at September 28, 2019, that had an accumulated benefit obligation in excess of plan assets. Plans with accumulated benefit obligations in excess of plan assets are as follows (in millions):

	Pension Benefits
	Qualified		Non-Qualified
	2020	2019	2020	2019
Projected benefit obligation	$—	$381	$238	$239
Accumulated benefit obligation	—	381	238	239
Fair value of plan assets	—	364	—	—

The accumulated benefit obligation for all qualified pension plans was $31 million and $1,478 million at October 3, 2020, and September 28, 2019, respectively.
Net Periodic Benefit Cost (Credit)
Components of net periodic benefit cost (credit) for pension and postretirement benefit plans recognized in the Consolidated Statements of Income are as follows (in millions):

	Pension Benefits						Other Postretirement
	Qualified			Non-Qualified			Benefits
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Service cost	$—	$—	$—	$—	$1	$7	$2	$2	$1
Interest cost	14	56	55	8	9	8	1	1	1
Expected return on plan assets	(17)	(57)	(62)	—	—	—	—	—	—
Amortization of prior service cost	—	—	1	1	1	1	(6)	(2)	(25)
Recognized actuarial loss (gain), net	—	(1)	—	3	2	3	4	5	(5)
Recognized settlement loss (gain)	(112)	19	—	—	—	—	—	—	—
Net periodic benefit cost (credit)	$(115)	$17	$(6)	$12	$13	$19	$1	$6	$(28)

Each of the components other than the service cost component were recorded in the Consolidated Statements of Income in Other, net. As of October 3, 2020, we expect no amounts to be reclassified into earnings within the next 12 months related to net periodic benefit cost (credit) for the qualified pension plans, excluding pending settlements. As of October 3, 2020, the amounts expected to be reclassified into earnings within the next 12 months related to net periodic benefit cost (credit) for the non-qualified pension plans and the other postretirement benefit plans are not significant.
Assumptions
Weighted average assumptions are as follows:

	Pension Benefits						Other Postretirement
	Qualified			Non-Qualified			Benefits
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Discount rate to determine net periodic benefit cost	3.23%	4.26%	3.85%	3.19%	4.31%	3.88%	2.68%	3.99%	3.39%
Discount rate to determine benefit obligations	1.70%	3.23%	4.26%	2.63%	3.16%	4.31%	1.95%	2.68%	4.11%
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	2.53%	n/a	n/a	n/a
Expected return on plan assets	3.50%	3.50%	4.20%	n/a	n/a	n/a	n/a	n/a	n/a

To determine the expected return on plan assets assumption, we first examined historical rates of return for the various asset classes within the plans. We then determined a long-term projected rate-of-return based on expected returns. Our discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. The discount rates for two of our plans that were settled in fiscal 2020 were determined using a composite rate comprised of an annuity purchase rate and a lump sum conversion discount rate based on the portions of the populations that were purchased under the annuity contract with the insurance company versus those who elected lump sums, respectively. The discount rates for our other plans were determined using a cash flow matching technique whereby the rates of a yield curve, developed from high-quality debt securities, were applied to the benefit obligations to determine the appropriate discount rate. For all periods presented, all pension and other postretirement benefit plans used the RP-2014 mortality tables.

We have eight other postretirement benefit plans, of which five are healthcare and life insurance related. Two of these plans, with benefit obligations totaling $16 million at October 3, 2020, were not impacted by healthcare cost trend rates as one consists of fixed annual payments and one is life insurance related. One of the healthcare plans, with benefit obligations less than $1 million at October 3, 2020, was not impacted by healthcare cost trend rates due to previous plan amendments. The remaining two plans, with benefit obligations totaling $8 million and $3 million, at October 3, 2020, utilized assumed healthcare cost trend rates of 7.0% and 6.8%, respectively. The healthcare cost trend rates will be grading down to an ultimate rate of 4.5% and 5.0%, respectively in 2027. A one-percentage-point change in assumed health-care cost trend rates would not have a significant effect on the postretirement benefit obligation.
Plan Assets
The asset allocation for domestic pension plan assets at October 3, 2020 was 100% cash due to the intent to terminate the remaining domestic qualified pension plan in the next year. Additionally, one of our foreign subsidiary pension plans had $32 million in plan assets held in an insurance trust at October 3, 2020.
At October 3, 2020, 7% of plan assets were held in cash and cash equivalents (Level 1) and 93% were held in an insurance trust (Level 3). At September 28, 2019, 36% of plan assets were held in cash and cash equivalents (Level 1), 61% in corporate and municipal bonds (Level 2) and 3% were held in an insurance trust (Level 3).
Contributions
Our policy is to fund at least the minimum contribution required to meet applicable federal employee benefit and local tax laws. In our sole discretion, we may from time to time fund additional amounts. Expected contributions to pension plans for fiscal 2021 are approximately $13 million. For fiscal 2020, 2019 and 2018, we funded $19 million, $13 million and $29 million, respectively, to pension plans.
Estimated Future Benefit Payments
The following benefit payments are expected to be paid (in millions):

	Pension Benefits		Other Postretirement
	Qualified	Non-Qualified	Benefits
2021	$—	$12	$4
2022	—	12	3
2023	—	13	3
2024	2	13	3
2025	1	13	3
2026-2030	3	63	10

The above benefit payments for other postretirement benefit plans are not expected to be offset by Medicare Part D subsidies in fiscal 2021.
Multi-Employer Plans
Additionally, we participate in three multi-employer plans that provide defined benefits to certain team members covered by collective bargaining agreements. Such plans are usually administered by a board of trustees composed of the management of the participating companies and labor representatives.
The risks of participating in multi-employer plans are different from single-employer plans. Assets contributed to the multi-employer plan by one employer may be used to provide benefits to team members of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligation of the plan may be borne by the remaining participating employers. If we stop participating in a plan, we may be required to pay that plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
The net pension cost of the plans is equal to the annual contributions determined in accordance with the provisions of negotiated labor contracts. Contributions to the plans were $1 million in fiscal 2020 and $2 million in fiscal 2019. Assets contributed to such plans are not segregated or otherwise restricted to provide benefits only to our team members. The future cost of the plans is dependent on a number of factors including the funded status of the plans and the ability of the other participating companies to meet ongoing funding obligations.

Our participation in these multi-employer plans for fiscal 2020 is outlined below. The EIN/Pension Plan Number column provides the Employer Identification Number ("EIN") and the three-digit plan number. Unless otherwise noted, the most recent Pension Protection Act ("PPA") zone status available in fiscal 2020 and fiscal 2019 is for the plan's year beginning January 1, 2020, and 2019, respectively. The zone status is based on information that we have received from the plan and is certified by the plan's actuaries. Among other factors, plans in the red zone are generally less than 65 percent funded. Plans that are critical and declining status are projected to have an accumulated funding deficiency. The FIP/RP Status column indicates plans for which a financial improvement plan ("FIP") or rehabilitation plan ("RP") is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreements to which the plan is subject. During fiscal 2019, as part of our acquisition of Keystone Foods, we acquired an interest in four multi-employer plans. Our interest in two of these plans was subsequently disposed of in conjunction with the divestiture of a chicken further processing facility acquired during the Keystone Foods acquisition. See Note 3: Acquisitions and Divestitures for additional information on these transactions. Additionally, during fiscal 2019, we initiated our withdrawal from the Retail, Wholesale and Department Store International Union and Industry Pension Fund ("RWDSU Fund"). As a result of our withdrawal from the RWDSU Fund, we recorded a $15 million termination liability. We received the withdrawal letter from the RWDSU fund during fiscal 2020 and reduced the termination liability accordingly to $10 million. Subsequently during fiscal 2020, we initiated our withdrawal from the Pension Fund of Local 227. As a result of our withdrawal from the Pension Fund of Local 227, we recorded a $1 million termination liability.
In addition to regular contributions, we could be obligated to pay additional contributions (known as complete or partial withdrawal liabilities) if it has unfunded vested benefits.

		PPA Zone Status		FIP/RP Status	Contributions (in millions)			Surcharge Imposed
Pension Fund Plan Name	EIN/Pension Plan Number	2020	2019	Implemented	2020	2019	2018	2020	Expiration Date of Collective Bargaining Agreement(a)
Bakery and Confectionery Union and Industry International Pension Fund	52-6118572/001	Red	Red	Nov 2012	$1	$1	$2	10%	2015-10-10
Pension Fund of Local 227	61-6054018/001	Green	Green	n/a	$—	$0.2	n/a	None	2023-11-08
Retail, Wholesale and Department Store International Union and Industry Pension Fund	63-0708442/001	Red	Red	Nov 2015	$—	$0.5	n/a	9%	2021-11-07

(a)	Renewal negotiations for the Bakery and Confectionery Union and Industry International Pension Fund are in progress.
NOTE 17: COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive loss are as follows (in millions):

	2020	2019
Accumulated other comprehensive income (loss), net of taxes:
Unrealized net hedging loss	$(15)	$(24)
Unrealized net gain (loss) on investments	2	1
Currency translation adjustment	(136)	(107)
Postretirement benefits reserve adjustments	(30)	13
Total accumulated other comprehensive income (loss)	$(179)	$(117)

The before and after tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	2020			2019			2018
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax

Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to interest expense	$6	$(2)	$4	$1	$—	$1	$—	$—	$—
(Gain) loss reclassified to cost of sales	24	(7)	17	18	(5)	13	12	(4)	8
Unrealized gain (loss)	(17)	5	(12)	(39)	10	(29)	(20)	5	(15)

Investments:
Unrealized gain (loss)	1	—	1	3	(1)	2	(2)	1	(1)

Currency translation:
Translation adjustment	(29)	—	(29)	(23)	—	(23)	(38)	2	(36)
Translation loss reclassified to cost of sales	—	—	—	—	—	—	7	—	7

Postretirement benefits:
Unrealized gain (loss)	1	—	1	(114)	31	(83)	(8)	1	(7)
Pension settlement reclassified to other (income) expense	(58)	14	(44)	23	(6)	17	—	—	—
Total other comprehensive income (loss)	$(72)	$10	$(62)	$(131)	$29	$(102)	$(49)	$5	$(44)

NOTE 18: SEGMENT REPORTING
We operate in four reportable segments: Beef, Pork, Chicken, and Prepared Foods. We measure segment profit as operating income (loss). International/Other primarily includes our foreign operations in Australia, China, Malaysia, Mexico, the Netherlands, South Korea and Thailand, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC.
Beef: Beef includes our operations related to processing live fed cattle and fabricating dressed beef carcasses into primal and sub-primal meat cuts and case-ready products. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, healthcare facilities, the military and other food processors, as well as to international export markets. This segment also includes sales from specialty products such as hides and variety meats, as well as logistics operations to move products through the supply chain.
Pork: Pork includes our operations related to processing live market hogs and fabricating pork carcasses into primal and sub-primal cuts and case-ready products. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, healthcare facilities, the military and other food processors, as well as to international export markets. This segment also includes our live swine group, related specialty product processing activities and logistics operations to move products through the supply chain.
Chicken: Chicken includes our domestic operations related to raising and processing live chickens into, and purchasing raw materials for fresh, frozen and value-added chicken products, as well as sales from specialty products. Our value-added chicken products primarily include breaded chicken strips, nuggets, patties and other ready-to-fix or fully cooked chicken parts. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities, the military and other food processors, as well as to international export markets. This segment also includes logistics operations to move products through our domestic supply chain and the global operations of our chicken breeding stock subsidiary.
Prepared Foods: Prepared Foods includes our operations related to manufacturing and marketing frozen and refrigerated food products and logistics operations to move products through the supply chain. This segment includes brands such as Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, State Fair®, as well as artisanal brands Aidells® and Gallo Salame®. Products primarily include ready-to-eat sandwiches, sandwich components such as flame-grilled hamburgers and Philly steaks, pepperoni, bacon, breakfast sausage, turkey, lunchmeat, hot dogs, flour and corn tortilla products, appetizers, snacks, prepared meals, ethnic foods, side dishes, meat dishes, breadsticks and processed meats. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities, the military and other food processors, as well as to international export markets.

We allocate expenses related to corporate activities to the segments, except for third-party merger and integration costs of $5 million, $36 million, and $26 million in fiscal 2020, 2019 and 2018, respectively, which are included in International/Other. Assets and additions to property, plant and equipment relating to corporate activities remain in International/Other. Additionally, as of September 28, 2019, we allocated approximately $342 million of goodwill to International/Other as a result of our Keystone Foods and Thai and European operations acquisitions. Refer to Note 5: Goodwill and Intangible Assets for further description.
Information on segments and a reconciliation to income from continuing operations before income taxes are as follows (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Intersegment Sales	Consolidated
Fiscal 2020
Sales	$15,742	$5,128	$13,234	$8,532	$1,856	$(1,307)	$43,185
Operating Income (Loss)	1,686	565	122	743	(2)		3,114
Total Other (Income) Expense							344
Income before Income Taxes							2,770
Depreciation and amortization	106	56	553	398	65		1,178
Total Assets	3,508	1,516	11,028	14,883	3,806		34,741
Additions to property, plant and equipment	219	117	577	211	75		1,199
Fiscal 2019
Sales	$15,828	$4,932	$13,300	$8,418	$1,289	$(1,362)	$42,405
Operating Income (Loss)	1,107	263	621	843	(7)		2,827
Total Other (Income) Expense							396
Income before Income Taxes							2,431
Depreciation and amortization	97	47	513	397	32		1,086
Total Assets	3,137	1,372	10,807	15,138	2,643		33,097
Additions to property, plant and equipment	133	128	637	246	115		1,259
Fiscal 2018
Sales	$15,473	$4,879	$12,044	$8,668	$305	$(1,317)	$40,052
Operating Income (Loss)	1,013	361	866	845	(53)		3,032
Total Other (Income) Expense							287
Income before Income Taxes							2,745
Depreciation and amortization	103	42	368	410	10		933
Total Assets	3,061	1,265	8,794	15,063	926		29,109
Additions to property, plant and equipment	107	150	570	228	145		1,200

The Beef segment had sales of $390 million, $411 million and $420 million for fiscal 2020, 2019 and 2018, respectively, from transactions with other operating segments. The Pork segment had sales of $865 million, $893 million and $817 million for fiscal 2020, 2019 and 2018, respectively, from transactions with other operating segments. The Chicken segment had sales of $52 million, $58 million and $80 million for fiscal 2020, 2019 and 2018, respectively, from transactions with other operating segments. The aforementioned sales from intersegment transactions, which were at market prices, were included in the segment sales in the above table.
Our largest customer, Walmart Inc., accounted for 18.7%, 16.9% and 17.3% of consolidated sales in fiscal 2020, 2019 and 2018, respectively. Sales to Walmart Inc. were included in all the segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations.

The majority of our operations are domiciled in the United States. Approximately 95%, 96% and 99% of sales to external customers for fiscal 2020, 2019 and 2018, respectively, were sourced from the United States. Approximately $25.6 billion and $24.8 billion of long-lived assets were located in the United States at October 3, 2020, and September 28, 2019, respectively. Excluding goodwill and intangible assets, long-lived assets located in the United States totaled approximately $8.5 billion and $7.5 billion at October 3, 2020, and September 28, 2019, respectively. Approximately $1,287 million and $1,107 million of long-lived assets were located in foreign locations, primarily Brazil, China, the European Union, New Zealand and Thailand at October 3, 2020, and September 28, 2019, respectively. Excluding goodwill and intangible assets, long-lived assets in foreign countries totaled approximately $648 million and $506 million at October 3, 2020, and September 28, 2019, respectively.
We sell certain products in foreign markets, primarily Australia, Canada, Central America, Chile, China, the European Union, the United Kingdom, Japan, Mexico, Malaysia, the Middle East, South Korea, Taiwan and Thailand. Our export sales from the United States totaled $4.0 billion, $4.1 billion and $4.2 billion for fiscal 2020, 2019 and 2018, respectively. Substantially all of our export sales are facilitated through unaffiliated brokers, marketing associations and foreign sales staffs. Sales of products produced in a country other than the United States were less than 10% of consolidated sales for each of fiscal 2020, 2019 and 2018.
The following tables further disaggregate our sales to customers by major distribution channels (in millions):

	Twelve months ended October 3, 2020
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$8,155	$3,669	$2,183	$1,345	$390	$15,742
Pork	1,590	403	1,026	1,244	865	5,128
Chicken	5,935	4,892	642	1,713	52	13,234
Prepared Foods	5,137	3,090	126	179	—	8,532
International/Other	—	—	1,856	—	—	1,856
Intersegment	—	—	—	—	(1,307)	(1,307)
Total	$20,817	$12,054	$5,833	$4,481	$—	$43,185

	Twelve months ended September 28, 2019
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$7,420	$4,151	$2,426	$1,420	$411	$15,828
Pork	1,415	400	890	1,334	893	4,932
Chicken	5,637	5,138	690	1,777	58	13,300
Prepared Foods	4,793	3,270	104	251	—	8,418
International/Other	—	—	1,289	—	—	1,289
Intersegment	—	—	—	—	(1,362)	(1,362)
Total	$19,265	$12,959	$5,399	$4,782	$—	$42,405
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
(d) Includes sales to industrial food processing companies that further process our product to sell to end consumers and any remaining sales not included in the Retail, Foodservice or International categories.
NOTE 19: SUPPLEMENTAL CASH FLOWS INFORMATION
The following table summarizes cash payments for interest and income taxes (in millions):

	2020	2019	2018
Interest, net of amounts capitalized	$536	$419	$368
Income taxes, net of refunds	511	557	470

NOTE 20: TRANSACTIONS WITH RELATED PARTIES
We have related party leases for two wastewater facilities with an entity owned by the Donald J. Tyson Revocable Trust (for which Mr. John Tyson, Chairman of the Company, is a trustee), Berry Street Waste Water Treatment Plant, LP (90% of which is owned by the Tyson Limited Partnership), and the sisters of Mr. Tyson. Prior to the third quarter of fiscal 2020, these leases were both classified as short-term operating leases. Based on the assessment of the renewal of these leases, as of October 3, 2020, one lease was classified as a finance lease with a debt balance of $7 million which is primarily recognized as Long-term debt in our Consolidated Balance Sheet. Total payments of approximately $1 million in each of fiscal 2020, 2019 and 2018 were paid to lease the facilities.
As of October 3, 2020, the TLP, of which John Tyson and director Barbara Tyson are general partners, owned 70 million shares, or 99.985% of our outstanding Class B stock and, along with the members of the Tyson family, owned 6.6 million shares of Class A stock, giving it control of approximately 71.06% of the total voting power of our outstanding voting stock.
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
In fiscal 2020, 2019 and 2018, the Company provided administrative services to the Tyson Limited Partnership, the beneficial owner of 70 million shares of Class B stock, and the Tyson Limited Partnership, through TLP Investment, L.P., reimbursed the Company $0.2 million in fiscal 2020 and $0.3 million in both fiscal 2019 and fiscal 2018.
NOTE 21: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of grower loans, which are substantially collateralized by the underlying assets. The remaining terms of the underlying obligations cover periods up to 10 years, and the maximum potential amount of future payments as of October 3, 2020, was $13 million. The likelihood of material payments under these guarantees is not considered probable. At October 3, 2020, and September 28, 2019, no significant liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our potential maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum obligation as of October 3, 2020, was approximately $320 million. The total receivables under these programs were $29 million and $5 million at October 3, 2020 and September 28, 2019, respectively. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we had no allowance for these programs' estimated uncollectible receivables at October 3, 2020, and September 28, 2019.
When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. These funds are generally considered restricted cash, which is reported in the Consolidated Balance Sheets in Other Assets, and totaled $46 million and $0 at October 3, 2020 and September 28, 2019, respectively. Additionally, under certain agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At October 3, 2020, total amounts under these types of arrangements totaled $573 million.
Additionally, we enter into other purchase commitments for various items such as grains, livestock contracts and variable livestock grower commitments that are estimable, which at October 3, 2020 were (in millions):

Purchase Obligations
2021	$2,371
2022	414
2023	253
2024	111
2025	79
2026 and beyond	152
Total	$3,380

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
On September 2, 2016, Maplevale Farms, Inc., acting on its own behalf and on behalf of a putative class of direct purchasers of poultry products, filed a class action complaint against us and certain of our poultry subsidiaries, as well as several other poultry processing companies, in the Northern District of Illinois. Subsequent to the filing of this initial complaint, additional lawsuits making similar claims on behalf of putative classes of direct and indirect purchasers were filed in the United States District Court for the Northern District of Illinois. The court consolidated the complaints, for pre-trial purposes, into actions on behalf of three different putative classes: direct purchasers, indirect purchasers/consumers and commercial/institutional indirect purchasers. The consolidated actions are styled In re Broiler Chicken Antitrust Litigation. Since the original filing, certain putative class members have opted out of the matter and are proceeding with individual direct actions making similar claims, and others may do so in the future. All opt out complaints have been filed in, or transferred to, the Northern District of Illinois and are proceeding on a coordinated pre-trial basis with the consolidated actions. The operative complaints, which have been amended throughout the litigation, allege, among other things, that beginning in January 2008 the defendants conspired and combined to fix, raise, maintain, and stabilize the price of broiler chickens in violation of United States antitrust laws. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The plaintiffs also allege that defendants “manipulated and artificially inflated a widely used Broiler price index, the Georgia Dock.” The plaintiffs further allege that the defendants concealed this conduct from the plaintiffs and the members of the putative classes. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. Decisions on class certification and summary judgment motions likely to be filed by defendants are currently expected in late calendar year 2020 and 2021. If necessary, trial will occur after rulings on class certification and any summary judgment motions in calendar year 2022. On April 26, 2019, the plaintiffs notified us that the U.S. Department of Justice ("DOJ") Antitrust Division issued a grand jury subpoena to them requesting discovery produced by all parties in the civil case. On June 21, 2019, the DOJ filed a motion to intervene and sought a limited stay of discovery in the civil action, which the court granted in part. Subsequently, we received a grand jury subpoena from the DOJ seeking additional documents and information related to the chicken industry. On June 2, 2020 a grand jury for the District of Colorado returned an indictment against four individual executives employed by two other poultry processing companies charging a conspiracy to engage in bid-rigging in violation of federal antitrust laws. On June 10, 2020, we announced that we uncovered information in connection with the grand jury subpoena that we had previously self-reported to the DOJ and have been fully cooperating with the DOJ as part of our application for leniency under the DOJ's Corporate Leniency Program. On October 7, 2020, the DOJ announced a superseding indictment adding charges against six more individuals to charge a total of 10 executives and employees at poultry processing companies for a conspiracy to fix prices and rig bids for broiler chicken products from at least 2012 until at least early 2019. The partial stay previously granted by the court in the civil action was lifted and discovery is continuing. Plaintiffs in the civil action filed complaints expressly referencing the conduct in the DOJ’s indictments or motions arguing that bid-rigging conduct was encompassed by prior complaints. On September 22, 2020, the court ruled that bid-rigging claims will be consolidated into the existing action but bifurcated from the original supply reduction and Georgia Dock claims. The original claims will proceed on their current schedule and the bid-rigging claims, including any related discovery, are stayed until the supply reduction and Georgia Dock claims are resolved.

The Commonwealth of Puerto Rico, on behalf of its citizens, has also initiated a civil lawsuit against us, certain of our subsidiaries, and several other poultry processing companies alleging activities in violation of the Puerto Rican antitrust laws. This lawsuit has been transferred to the Northern District of Illinois for coordinated pre-trial proceedings. On July 15, 2020, the court ruled that Puerto Rico could pursue claims based on direct purchases from defendants, but dismissed all claims based on indirect purchases or Puerto Rico’s parens patriae status. On August 26, 2020, Puerto Rico filed a notice of voluntary dismissal without prejudice and withdrew all claims against defendants. On September 1, 2020, the Office of the Attorney General of the State of New Mexico filed a complaint against us and certain of our poultry subsidiaries, as well as several other poultry processing companies and Agri Stats, Inc., in Santa Fe County, New Mexico. The complaint alleges violations of New Mexico’s antitrust, unfair trade practice, and unjust enrichment laws based on allegations of conspiracies to manipulate the Georgia Dock, exchange information and reduce the supply of broiler chickens.
On March 1, 2017, we received a civil investigative demand (“CID”) from the Office of the Attorney General, Department of Legal Affairs, of the State of Florida. The Florida CID requests information primarily related to possible anticompetitive conduct in connection with the Georgia Dock, a chicken products pricing index formerly published by the Georgia Department of Agriculture. We have been cooperating with the Florida Attorney General’s office. In July 2019, the Attorney General issued a subpoena to the In re Broiler Chicken Antitrust Litigation plaintiffs requesting all information provided to the DOJ.
On August 18, 2019, we were advised that the In re Broiler Chicken Antitrust Litigation plaintiffs had received a CID from the Louisiana Department of Justice Office of the Attorney General Public Protection Division. The Louisiana CID requests all deposition transcripts related to the In re Broiler Chicken Antitrust Litigation.
On August 6, 2020, we received a CID from the Office of the Attorney General of the State of Washington. The Washington CID requests information primarily related to possible anticompetitive conduct or violations of state consumer protection laws in connection with the broiler chicken market. We have been cooperating with the Washington’s Attorney General’s office.
On June 18, 2018, a group of plaintiffs acting on their own behalf and on behalf of a putative class of all persons and entities who indirectly purchased pork, filed a class action complaint against us and certain of our pork subsidiaries, as well as several other pork processing companies, in the United States District Court for the District of Minnesota. Subsequent to the filing of the initial complaint, additional lawsuits making similar claims on behalf of putative classes of direct and indirect purchasers were also filed in the same court. The court consolidated the complaints, for pre-trial purposes, into actions on behalf of three different putative classes: direct purchasers, indirect purchasers/consumers and commercial/institutional indirect purchasers. The consolidated actions are styled In re Pork Antitrust Litigation. Since the original filing, a putative class member is proceeding with an individual direct action making similar claims, and others may do so in the future. The individual complaint has been filed in the District of Minnesota and is proceeding on a coordinated pre-trial basis with the consolidated actions. The complaints allege, among other things, that beginning in January 2009 the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork and pork products in violation of United States antitrust laws. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. On August 8, 2019, this matter was dismissed without prejudice. The plaintiffs filed amended complaints on November 6, 2019, in which the plaintiffs again have alleged that the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork and pork products in violation of state and federal antitrust, consumer protection, and unjust enrichment common laws, and the plaintiffs again are seeking treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. The Commonwealth of Puerto Rico, on behalf of its citizens, has also initiated a civil lawsuit against us, certain of our subsidiaries, and several other pork processing companies alleging activities in violation of the Puerto Rican antitrust laws. This lawsuit was transferred to the District of Minnesota and an amended complaint was filed on December 6, 2019. We moved to dismiss the amended complaints, and on October 16, 2020, the court granted the motion with respect to certain state law claims but denied the motion with respect to the plaintiffs’ federal antitrust claims.

On April 23, 2019, a group of plaintiffs, acting on behalf of themselves and on behalf of a putative class of all persons and entities who directly sold to the named defendants any fed cattle for slaughter and all persons who transacted in live cattle futures and/or options traded on the Chicago Mercantile Exchange or another U.S. exchange, filed a class action complaint against us and our beef and pork subsidiary, Tyson Fresh Meats, Inc., as well as other beef packer defendants, in the United States District Court for the Northern District of Illinois. The plaintiffs allege that the defendants engaged in a conspiracy from January 2015 to the present to reduce fed cattle prices in violation of federal antitrust laws, the Grain Inspection, Packers and Stockyards Act of 1921, and the Commodities Exchange Act by periodically reducing their slaughter volumes so as to reduce demand for fed cattle, curtailing their purchases and slaughters of cash-purchased cattle during those same periods, coordinating their procurement practices for fed cattle settled on a cash basis, importing foreign cattle at a loss so as to reduce domestic demand, and closing and idling plants. In addition, the plaintiffs also allege the defendants colluded to manipulate live cattle futures and options traded on the Chicago Mercantile Exchange. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. This complaint was subsequently voluntarily dismissed and re-filed in the United States District Court for the District of Minnesota. Other similar lawsuits were filed by ranchers in other district courts. All actions seeking relief by ranchers and futures traders have now been transferred to the United States District Court for the District of Minnesota action and are consolidated for pre-trial proceedings as In Re Cattle Antitrust Litigation. Following the filing of defendants’ motion to dismiss this matter, the plaintiffs filed a second amended complaint on October 4, 2019. We moved to dismiss the second amended complaint, which the court granted on September 28, 2020. The dismissal is without prejudice, and the plaintiffs are permitted to amend their complaint by December 28, 2020.
On April 26, 2019, a group of plaintiffs, acting on behalf of themselves and on behalf of a putative class of indirect purchasers of beef for personal use filed a class action complaint against us, other beef packers, and Agri Stats, Inc., an information services provider, in the United States District Court for the District of Minnesota. The plaintiffs allege that the packer defendants conspired to reduce slaughter capacity by closing or idling plants, limiting their purchases of cash cattle, coordinating their procurement of cash cattle, and reducing their slaughter numbers so as to reduce beef output, all in order to artificially raise prices of beef. The plaintiffs seek, among other things, damages under state antitrust and consumer protection statutes and the common law of approximately 30 states, as well as injunctive relief. The plaintiffs filed a first amended complaint in which the claims against Agri Stats were dismissed and subsequently filed a second amended complaint on November 22, 2019. We moved to dismiss the second amended complaint. The indirect consumer purchaser litigation is styled as Peterson v. JBS USA Food Company Holdings, et al. Additional complaints have been filed on behalf of a putative class of direct purchasers of beef alleging violations of Section 1 of the Sherman Act based on an alleged conspiracy to artificially fix, raise, and stabilize the wholesale price for beef, as well as on behalf of a putative class of commercial and institutional indirect purchasers of beef alleging violations of Section 1 of the Sherman Act, various state antitrust laws and unjust enrichment based on an alleged conspiracy to artificially inflate the price for beef. On September 28, 2020, the court granted our motion to dismiss the second amended complaint. The dismissal is without prejudice, and the plaintiffs are permitted to amend their complaint by December 28, 2020.
On May 22, 2020, we received a CID from DOJ's Antitrust Division. The CID requests information related to the fed cattle and beef packing markets. We have been cooperating with the DOJ's Antitrust Division with respect to the CID.
On August 30, 2019, Judy Jien, Kieo Jibidi and Elaisa Clement, acting on their own behalf and a putative class of non-supervisory production and maintenance employees at chicken processing plants in the continental United States, filed a class action complaint against us and certain of our subsidiaries, as well as several other poultry processing companies, in the United States District Court for the District of Maryland. An additional complaint making similar allegations was also filed by Emily Earnest. The plaintiffs allege that the defendants directly and through a wage survey and benchmarking service exchanged information regarding labor rates in an effort to depress and fix the rates of wages for non-supervisory production and maintenance workers in violation of federal antitrust laws. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. The court consolidated the Jien and Earnest cases for coordinated pretrial proceedings. Following the consolidation, two additional lawsuits were filed by individuals making similar allegations. The plaintiffs filed an amended consolidated complaint containing additional allegations concerning turkey processing plants and named additional defendants. We moved to dismiss the amended consolidated complaint. On September 16, 2020, the court dismissed claims against Tyson and certain other defendants without prejudice because the complaint improperly grouped together corporate subsidiaries. The court otherwise denied the defendants’ motions to dismiss and sustained claims based on alleged conspiracies to fix wages and exchange information against five other defendants. The court granted the plaintiffs leave to file an amended complaint to address the impermissible group pleading. On October 16, 2020, the plaintiffs filed a second amended complaint reasserting their claims.

Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission ("NLRC") from 1998 through July 1999. The complaint was filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines in 1995 by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In late 2004, a labor arbiter ruled against the respondents and awarded the complainants PHP3,453,664,710 (approximately U.S. $71 million) in damages and fees. The respondents appealed the labor arbiter's ruling, and it was subsequently set aside by the NLRC in December 2006. Subsequent to the NLRC’s decision, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. While various of those appeals, motions and/or petitions were pending, The Hillshire Brands Company, on June 23, 2014, without admitting liability, filed a settlement motion requesting that the Supreme Court of the Philippines order dismissal with prejudice of all claims against it and certain other respondents in exchange for payments allocated by the court among the complainants in an amount not to exceed PHP342,287,800 (approximately U.S. $7 million). Based in part on its finding that the consideration to be paid to the complainants as part of such settlement was insufficient, the Supreme Court of the Philippines denied the respondents’ settlement motion and all motions for reconsideration thereof. The Supreme Court of the Philippines also set aside as premature the NLRC’s December 2006 ruling. As a result, the cases were remanded back before the NLRC to rule on the merits of the case. On December 15, 2016, we learned that the NLRC rendered its decision on November 29, 2016, regarding the respondents’ appeals regarding the labor arbiter’s 2004 ruling in favor of the complainants. The NLRC increased the award for 4,922 of the total 5,984 complainants to PHP14,858,495,937 (approximately U.S. $306 million). However, the NLRC approved a prior settlement reached with the group comprising approximately 18% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company agreed to pay each settling complainant PHP68,000 (approximately U.S. $1,400). The settlement payment was made on December 21, 2016, to the NLRC, which is responsible for distributing the funds to each settling complainant. On December 27, 2016, the respondents filed motions for reconsideration with the NLRC asking that the award be set aside. The NLRC denied respondents' motions for reconsideration in a resolution received on May 5, 2017 and entered a judgment on the award on July 24, 2017. Each of Aris Philippines, Inc., Sara Lee Corporation and Sara Lee Philippines, Inc. appealed this award and sought an injunction to preclude enforcement of the award to the Philippines Court of Appeals. On November 23, 2017, the Court of Appeals granted a writ of preliminary injunction that precluded execution of the NLRC award during the pendency of the appeal. The Court of Appeals subsequently vacated the NLRC’s award on April 12, 2018. Complainants have filed motions for reconsideration with the Court of Appeals. On November 14, 2018, the Court of Appeals denied claimants’ motions for reconsideration and granted defendants’ motion to release and discharge the preliminary injunction bond. Claimants have since filed petitions for writ of certiorari with the Supreme Court of the Philippines. The Supreme Court has accepted the case for review. We continue to maintain an accrual for this matter.
Various claims have been asserted against the Company, its subsidiaries, and its officers and agents by, and on behalf of, team members who claim to have contracted COVID-19 in our facilities.

NOTE 22: QUARTERLY FINANCIAL DATA (UNAUDITED)

		in millions, except per share data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020
Sales	$10,815	$10,888	$10,022	$11,460
Gross profit	1,440	1,021	1,313	1,610
Operating income	826	501	775	1,012
Net income	561	367	527	695
Net income attributable to Tyson	557	364	527	692

Net income per share attributable to Tyson:
Class A Basic	$1.56	$1.03	$1.48	$1.95
Class B Basic	$1.40	$0.92	$1.33	$1.76
Diluted	$1.52	$1.00	$1.44	$1.90
2019
Sales	$10,193	$10,443	$10,885	$10,884
Gross profit	1,355	1,192	1,336	1,139
Operating income	807	635	781	604
Net income	552	430	681	372
Net income attributable to Tyson	551	426	676	369

Net income per share attributable to Tyson:
Class A Basic	$1.54	$1.20	$1.90	$1.03
Class B Basic	$1.39	$1.07	$1.71	$0.93
Diluted	$1.50	$1.17	$1.84	$1.01

First quarter fiscal 2020 net income included $52 million pretax restructuring and related charges and $16 million pretax Beef production facility fire costs, net of insurance proceeds.
Second quarter fiscal 2020 net income included $110 million pretax gain from pension plan terminations.
Third quarter fiscal 2020 net income included $15 million pretax Beef production facility fire insurance proceeds, net of costs and $6 million pretax gain from pension plan terminations.
Fourth quarter fiscal 2020 net income included $23 million pretax restructuring and related charges and $65 million pretax income related to our accounting cycle resulting in a 53-week year in fiscal 2020.
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
Fourth quarter fiscal 2019 net income included $31 million pretax Beef production facility fire costs, a $41 million pretax impairment charge related to the divestiture of a business, $15 million pretax pension plan termination charge and $10 million pretax restructuring and related charges.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Tyson Foods, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Tyson Foods, Inc. and its subsidiaries (the “Company”) as of October 3, 2020 and September 28, 2019, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended October 3, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended October 3, 2020 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of October 3, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 3, 2020 and September 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended October 3, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of September 29, 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill Impairment Assessments - Domestic Chicken and International Reporting Units
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $10,899 million as of October 3, 2020, which included $3,266 million and $392 million for the Domestic Chicken and International reporting units, respectively. As disclosed by management, a goodwill impairment test is conducted as of the first day of the fourth quarter each year, or more frequently if impairment indicators arise. Management estimates the fair value of reporting units considering the use of various valuation techniques, with the primary technique being an income approach (discounted cash flow method) and another technique being a market approach (guideline public company method). The determination of fair value using these techniques includes assumptions about sales, operating margins, growth rates, discount rates and valuation multiples based on budgets, business plans, economic projections and marketplace data.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Domestic Chicken and International reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value measurements of the reporting units, (ii) the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s anticipated future cash flows and significant assumptions related to sales, operating margins, growth rates, discount rates and valuation multiples, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s Domestic Chicken and International reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimates of the Domestic Chicken and International reporting units; evaluating the appropriateness of the income and market valuation approaches; testing the completeness and accuracy of underlying data used in the fair value estimates; and evaluating management’s cash flow projections and significant assumptions related to sales, operating margins, growth rates, discount rates and valuation multiples. Evaluating management’s assumptions related to sales, operating margins, growth rates, discount rates and valuation multiples involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance associated with the related reporting units, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation methods and the sales, operating margins, growth rates, discount rates and valuation multiples significant assumptions.

/s/ PricewaterhouseCoopers LLP
Fayetteville, Arkansas
November 16, 2020
We have served as the Company’s auditor since 2009.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "1934 Act")). Based on that evaluation, the CEO and CFO concluded that, as of October 3, 2020, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
In the quarter ended October 3, 2020, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During fiscal 2019, we implemented the primary phase of a new Enterprise Resource Planning system (“ERP”). The implementation will continue in additional phases into fiscal 2021. We concluded, as part of our evaluation, that the implementation of the ERP has not materially affected our internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 3, 2020. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on this evaluation under the framework in Internal Control - Integrated Framework (2013) issued by COSO, management concluded the Company’s internal control over financial reporting was effective as of October 3, 2020.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, who has audited the fiscal 2020 financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of October 3, 2020 as stated in its report which appears in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See information set forth under the captions “Election of Directors”, "Information Regarding the Board and its Committees" and "Report of the Audit Committee" in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held February 11, 2021 (the “Proxy Statement”), which information is incorporated herein by reference. Pursuant to general instruction G(3) of Annual Report on Form 10-K, certain information concerning our executive officers is included under the caption “Executive Officers of the Company” in Part I of this Annual Report on Form 10-K.
We have a code of ethics as defined in Item 406 of Regulation S-K, which applies to all of our directors and team members, including our principal executive officers, principal financial officer, principal accounting officer or controller, and persons performing similar functions. This code of ethics, titled “Tyson Code of Conduct,” is available, free of charge on our website at http://ir.tyson.com.
We will post any amendments to the Code of Conduct, and any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the New York Stock Exchange, on our website.
ITEM 11. EXECUTIVE COMPENSATION
See the information set forth under the captions “Executive Compensation,” “Director Compensation For Fiscal Year 2020,” “Compensation Discussion and Analysis,” “Report of the Compensation and Leadership Development Committee,” “Compensation Committee Interlocks and Insider Participation”, and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which information is incorporated herein by reference. However, pursuant to instructions to Item 407(e)(5) of Regulation S-K, the material appearing under the sub-heading “Report of the Compensation and Leadership Development Committee” shall be deemed "furnished" and not be deemed to be “filed” with the SEC, other than as provided in this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the information included under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement, which information is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following information reflects certain information about our equity compensation plans as of October 3, 2020:

	Equity Compensation Plan Information
	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (excluding Securities reflected in the first column (a))
Equity compensation plans approved by security holders	5,951,473	$62.86	29,205,597
Equity compensation plans not approved by security holders	—	—	—
Total	5,951,473	$62.86	29,205,597
(a) Shares of Class A Common Stock available for future issuance as of October 3, 2020, under the Stock Incentive Plan (9,979,081), the Employee Stock Purchase Plan (11,578,908) and the Retirement Savings Plan (7,647,608).
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
(1) Consolidated Financial Statements
Consolidated Statements of Income for the three years ended October 3, 2020
Consolidated Statements of Comprehensive Income for the three years ended October 3, 2020
Consolidated Balance Sheets at October 3, 2020, and September 28, 2019
Consolidated Statements of Shareholders’ Equity for the three years ended October 3, 2020
Consolidated Statements of Cash Flows for the three years ended October 3, 2020
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
(2) Consolidated Financial Statement Schedules
Financial Statement Schedule - Schedule II Valuation and Qualifying Accounts for the three years ended October 3, 2020
All other schedules are omitted because they are neither applicable nor required.
(3) Exhibits required by Item 601 of Regulation S-K

EXHIBIT INDEX
Exhibit No.

2.1
Share Purchase Agreement, dated as of August 17, 2018, by and among Tyson Foods, Inc., Keystone Foods Holdings Limited and Marfrig Global Foods S.A. (previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 23, 2018, and incorporated herein by reference). Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request.

3.1
Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 1998, and incorporated herein by reference).

3.2
Sixth Amended and Restated By-Laws of the Company (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2020, and incorporated herein by reference).

4.1
Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (previously filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the period ended September 28, 2019, and incorporated herein by reference).

4.2
Indenture dated June 1, 1995, by and between the Company and The Chase Manhattan Bank, N.A., as Trustee (the “Company Indenture”) (previously filed as Exhibit 4 to Registration Statement on Form S-3, filed with the Commission on December 18, 1997, Registration No. 333-42525, and incorporated herein by reference).

4.3
Form of 7.0% Note due January 15, 2028, issued under the Company Indenture (previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended December 27, 1997, and incorporated herein by reference).

4.4
Supplemental Indenture dated as of June 13, 2012, by and between the Company and The Bank of New York Mellon Trust Company, National Association (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture (previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 13, 2012, and incorporated herein by reference).

4.5	Form of 4.50% Senior Note due 2022 (previously filed as Exhibit 4.2 and included in Exhibit 4.1 to the Company's Current Report on Form 8‑K filed June 13, 2012, and incorporated herein by reference).

4.6
Supplemental Indenture dated as of August 8, 2014, by and between the Company and The Bank of New York Mellon Trust Company, National Association (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed August 8, 2014, and incorporated herein by reference).

4.7	Form of 2.65% Senior Note due 2019 (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8‑K filed August 8, 2014, and incorporated herein by reference).

4.8
Supplemental Indenture dated as of August 8, 2014, by and between the Company and The Bank of New York Mellon Trust Company, National Association (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture (previously filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed August 8, 2014, and incorporated herein by reference).

4.9	Form of 3.95% Senior Note due 2024 (included in Exhibit 4.4 to the Company's Current Report on Form 8‑K filed August 8, 2014, and incorporated herein by reference).

4.10
Supplemental Indenture dated as of August 8, 2014, by and between the Company and The Bank of New York Mellon Trust Company, National Association (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture (previously filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed August 8, 2014, and incorporated herein by reference).

4.11	Form of 4.875% Senior Note due 2034 (included in Exhibit 4.6 to the Company's Current Report on Form 8‑K filed August 8, 2014, and incorporated herein by reference).

4.12
Supplemental Indenture dated as of August 8, 2014, by and between the Company and The Bank of New York Mellon Trust Company, National Association (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture (previously filed as Exhibit 4.8 to the Company's Current Report on Form 8-K filed August 8, 2014, and incorporated herein by reference).

4.13	Form of 5.15% Senior Note due 2044 (previously filed as Exhibit 4.8 to the Company's Current Report on Form 8‑K filed August 8, 2014, and incorporated herein by reference).

4.14
Indenture dated October 2, 1990, between Sara Lee Corporation and Continental Bank, N.A., as Trustee (the “Sara Lee Indenture”) (previously filed as Exhibit 4.1 to Amendment No. 1 to Registration Statement No. 33-33603 on Form S-3 by Sara Lee Corporation, predecessor in interest to The Hillshire Brands Company, filed with the Commission on October 5, 1990, and incorporated herein by reference).

4.15
Form of 4.10% Notes due 2020 issued pursuant to the Sara Lee Indenture (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated September 7, 2010, by The Hillshire Brands Company and incorporated herein by reference).

4.16
Form of 6.13% Notes due 2032 issued pursuant to the Sara Lee Indenture (previously filed as Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2014, and incorporated herein by reference).

4.17
Supplemental Indenture dated June 2, 2017, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-k filed on June 2, 2017, and incorporated herein by reference).

4.18	Form of Floating Rate Senior Notes due 2019 (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 2, 2017, and incorporated herein by reference).

4.19
Supplemental Indenture dated June 2, 2017, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture (previously filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on June 2, 2017, and incorporated herein by reference).

4.20	Form of Floating Rate Senior Notes due 2020 (previously filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on June 2, 2017, and incorporated herein by reference).

4.21
Supplemental Indenture dated June 2, 2017, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture (previously filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed on June 2, 2017, and incorporated herein by reference).

4.22	Form of 3.55% Senior Notes due 2027 (previously filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed on June 2, 2017, and incorporated herein by reference).

4.23
Supplemental Indenture dated June 2, 2017, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture (previously filed as Exhibit 4.8 to the Company's Current Report on Form 8-K filed on June 2, 2017, and incorporated herein by reference).

4.24	Form of 4.55% Senior Notes due 2047 (previously filed as Exhibit 4.8 to the Company's Current Report on Form 8-K filed on June 2, 2017, and incorporated herein by reference).

4.25
Supplemental Indenture dated August 23, 2017, by and between the Company and The Bank of New York Mellon Trust Company, N.A.(as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 23, 2017, and incorporated herein by reference).

4.26	Form of Floating Rate Senior Notes due 2020 (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 23, 2017, and incorporated herein by reference).

4.27
Supplemental Indenture dated August 23, 2017, by and between the Company and The Bank of New York Mellon Trust Company, N.A.. (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture (previously filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on August 23, 2017, and incorporated herein by reference).

4.28	Form of 2.250% Senior Notes due 2021 (previously filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on August 23, 2017, and incorporated herein by reference).

4.29
Supplemental Indenture, dated September 28, 2018, by and between the Company and the Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture (previously filed as exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 28, 2018, and incorporated herein by reference.

4.30	Form of 3.900% Senior Notes due 2023 (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 28, 2018, and incorporated herein by reference).

4.31
Supplemental Indenture, dated September 28, 2018, by and between the Company and the Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture (previously filed as exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 28, 2018, and incorporated herein by reference.

4.32		Form of 5.100% Senior Notes due 2048 (previously filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 28, 2018, and incorporated herein by reference).

4.33
Term Loan Agreement, dated as of March 27, 2020, among the Company, the lenders party thereto, and Morgan Stanley Senior Funding, Inc. as administrative agent (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 1, 2020, and incorporated herein by reference).

10.1
Amended and Restated Credit Agreement, dated as of March 14, 2018, among the Company, the subsidiary, borrowers party thereto, and lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 20, 2018, and incorporated herein by reference).

10.2
First Amendment to the Amended and Restated Credit Agreement, dated as of January 24, 2020, among the Company, the subsidiary borrowers party thereto, and lenders party thereto and JPMorgan Chase Bank, N.A. as the Administrative Agent (previously filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 2019, and incorporated herein by reference).

10.3	*
Second Amended and Restated Employment Agreement, dated November 9, 2017, by and between the Company and John Tyson (previously filed as Exhibit 10.76 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017, and incorporated herein by reference).

10.4	*
Amended and Restated Employment Agreement, dated October 4, 2018, by and between the Company and Noel W. White (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 5, 2018, and incorporated herein by reference).

10.5	*
Employment Agreement, dated November 6, 2019, by and between the Company and Samuel Dean Banks, Jr. (previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended September 28, 2019, and incorporated herein by reference).

10.6	*
Compensatory arrangement by and between the Company and John Randal Tyson (previously filed as Exhibit 10.17 to the Company's Current Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.7	*
Compensatory arrangement by and between the Company and Noelle O'Mara (previously filed as Exhibit 10.18 to the Company's Current Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.8	*
Offer Letter between Tyson Foods, Inc. and Christopher Langholz (previously filed as Exhibit 10.19 to the Company's Current Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.9	*
Amended and Restated Employment Agreement dated as of October 2nd, 2020, entered into between the Company and Samuel Dean Banks, Jr. (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 8, 2020, and incorporated herein by reference).

10.10	*
Second Amended and Restated Employment Agreement dated as of October 2nd, 2020, entered into between the Company and Noel W. White (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 8, 2020, and incorporated herein by reference).

10.11	**	Offer Letter between Tyson Foods, Inc. and Johanna Söderström

10.12	*
Indemnity Agreement, dated as of September 28, 2007, between the Company and John Tyson (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 28, 2007, and incorporated herein by reference).

10.13	* **	Form of Indemnity Agreement between Tyson Foods, Inc. and its directors and certain executive officers.

10.14	*
Tyson Foods, Inc. Annual Incentive Compensation Plan for Senior Executives adopted February 4, 2005, and reapproved February 5, 2016 (previously filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, and incorporated herein by reference).

10.15	*
Amended and Restated Tyson Foods, Inc. Employee Stock Purchase Plan, effective as of February 1, 2013 (previously filed as Exhibit 99.2 to Registration Statement on Form S-8 on February 22, 2013, Registration No. 333-186797, and incorporated herein by reference).

10.16	*
First Amendment to the Tyson Foods, Inc. Employee Stock Purchase Plan, effective February 1, 2013 (previously filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013, and incorporated herein by reference).

10.17	*
Amended and Restated Executive Savings Plan of Tyson Foods, Inc. effective January 1, 2013 (previously filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013, and incorporated herein by reference).

10.18	*
First Amendment to the Executive Savings Plan of Tyson Foods, Inc. effective November 16, 2017 (previously filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 2017, and incorporated herein by reference).

10.19	*
Amended and Restated Tyson Foods, Inc. 2000 Stock Incentive Plan effective February 8, 2018 (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference).

10.20	*
Amended and Restated Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan effective January 1, 2017 (previously filed as Exhibit 10.68 to the Company's Annual report on Form 10-K for the fiscal year ended October 1, 2016, and incorporated herein by reference).

10.21	*
First Amendment to the Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan effective November, 16, 2017 (previously filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended 12/30/2017, and incorporated herein by reference).

10.22	*
Second Amendment to the Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan effective February 2018 (previously filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended 12/30/2017, and incorporated herein by reference).

10.23	*
Retirement Savings Plan of Tyson Foods, Inc. effective January 1, 2011 (previously filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2011, and incorporated herein by reference).

10.24	*
First Amendment to the Retirement Savings Plan of Tyson Foods, Inc., as Amended and Restated as of January 1, 2011 (previously filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013, and incorporated herein by reference).

10.25	*
Amended and Restated Retirement Income Plan of IBP, inc. effective August 1, 2000, and Amendment to Freeze the Retirement Income Plan of IBP, inc. effective December 31, 2002 (previously filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, and incorporated herein by reference).

10.26	*
Form of Performance Shares Relative Total Shareholder Return Stock Incentive Award Agreement pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2016 (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2016, and incorporated herein by reference).

10.27	*
Form of Performance Shares EBIT Stock Incentive Award Agreement pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2016 (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2016, and incorporated herein by reference).

10.28	*
Form of Restricted Stock Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective January 1, 2010 (previously filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2010, and incorporated herein by reference).

10.29	*
Form of Restricted Stock Subject to Performance Criteria Stock Incentive Award Agreement pursuant to which restricted stock awards subject to performance criteria are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2016 (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ending December 31, 2016, and incorporated herein by reference).

10.30	*
Form of Restricted Stock Incentive Award Agreement with contracted employees pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2016 (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ending December 31, 2016, and incorporated herein by reference).

10.31	*
Form of Restricted Stock Incentive Award Agreement with non-contracted employees pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2016 (previously filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ending December 31, 2016, and incorporated herein by reference).

10.32	*
Form of Stock Options Incentive Award Agreement with contracted employees pursuant to which stock options awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2016 (previously filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ending December 31, 2016, and incorporated herein by reference).

10.33	*
Form of Stock Options Incentive Award Agreement with non-contracted employees pursuant to which stock options awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2016 (previously filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ending December 31, 2016, and incorporated herein by reference).

10.34	*
Form of Stock Option Grant Agreement pursuant to which stock option awards were granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan prior to July 31, 2009 (previously filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2004, and incorporated herein by reference).

10.35	*
Form of Stock Option Grant Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective July 31, 2009, through February 3, 2010 (previously filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2010, and incorporated herein by reference).

10.36	*
Form of Stock Option Grant Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective February 4, 2010 (previously filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2010, and incorporated herein by reference).

10.37	*
Form of Stock Option Grant Agreement with non-contracted employees pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 29, 2010 (previously filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2011, and incorporated herein by reference).

10.38	*
Form of Stock Option Grant Agreement with contracted employees at band level 1-5 pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 29, 2010 (previously filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2011, and incorporated herein by reference).

10.39	*
Form of Stock Option Grant Agreement with key employees and contracted employees at band level 6-9 pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 29, 2010 (previously filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2011, and incorporated herein by reference).

10.40	*
Form of Stock Option Grant Agreement with non-contracted employees pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2011 (previously filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, and incorporated herein by reference).

10.41	*
Form of Stock Option Grant Agreement with contracted employees at band level 1-5 pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2011 (previously filed as Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, and incorporated herein by reference).

10.42	*
Form of Stock Option Grant Agreement with key employees and contracted employees at band level 6-9 pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2011 (previously filed as Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, and incorporated herein by reference).

10.43	*
Form of Stock Incentive Agreement pursuant to which stock options are granted to contracted employees under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective October 26, 2012 (previously filed as Exhibit 10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, and incorporated herein by reference).

10.44	*
Form of Stock Incentive Agreement pursuant to which stock options are granted to non-contracted employees under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective October 26, 2012 (previously filed as Exhibit 10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, and incorporated herein by reference).

10.45	*
Form of Performance Stock Award Agreement pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective October 4, 2010 (previously filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2011, and incorporated herein by reference).

10.46	*
Form of Performance Stock Award Agreement pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective October 3, 2011 (previously filed as Exhibit 10.52 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, and incorporated herein by reference).

10.47	*
Form of Stock Incentive Agreement pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective October 26, 2012 (previously filed as Exhibit 10.53 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, and incorporated herein by reference).

10.48	*
Form of Stock Incentive Award Agreement with contracted employees pursuant to which stock options awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015 (previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2016, and incorporated herein by reference).

10.49	*
Form of Stock Incentive Award Agreement with non-contracted employees which include non-competition, non-solicitation and confidentiality agreements, pursuant to which stock options awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015 (previously filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2016, and incorporated herein by reference).

10.50	*
Form of Stock Incentive Award Agreement with non-contracted employees pursuant to which stock options awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015 (previously filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2016, and incorporated herein by reference).

10.51	*
Tyson Foods, Inc. Severance Pay Plan for Contracted Employees, as amended and restated effective December 1, 2017 (previously filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 2017, and incorporated herein by reference).

10.52	*
Executive Severance Plan effective October 15, 2018 (previously filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K for the period ended September 29, 2018, and incorporated herein by reference).

10.53	*
Form of Performance Shares Operating Income Stock Incentive Award Agreement pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2017, and incorporated herein by reference).

10.54	*
Form of Performance Shares Relative Total Shareholder Return Stock Incentive Award Agreement pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2017, and incorporated herein by reference).

10.55	*
Form of Restricted Stock Subject to Performance Criteria Stock Incentive Award Agreement pursuant to which restricted stock awards subject to performance criteria are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2017, and incorporated herein by reference).

10.56	*
Form of Restricted Stock Incentive Award Agreement with contracted employees pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2017, and incorporated herein by reference).

10.57	*
Form of Restricted Stock Incentive Award Agreement with non-contracted employees pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2017, and incorporated herein by reference).

10.58	*
Form of Stock Options Incentive Award Agreement with contracted employees pursuant to which stock options awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2017, and incorporated herein by reference).

10.59	*
Form of Stock Options Incentive Award Agreement with non-contracted employees pursuant to which stock options awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2017, and incorporated herein by reference).

10.60	*
Form of Performance Shares - Operating Income - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.61	*
Form of Performance Shares - Operating Income (5+1) - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.62	*
Form of Restricted Stock Subject to Performance Criteria - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.63	*
Form of Restricted Stock Subject to Performance Criteria (5+1) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.64	*
Form of Stock Options (Contracted) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.65	*
Form of Stock Options (5+1) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.66	*
Form of Stock Options (Director/Non-Contract) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.67	*
Form of Restricted Stock (Contracted) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.68	*
Form of Restricted Stock (Director/Non-contract) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.69	*
Form of Restricted Stock (5+1) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.70	*
Form of Performance Shares - Total Shareholder Return - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.71	*
Form of Performance Shares - Total Shareholder Return (5+1) - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.72	*
Form of Stock Appreciation Rights Award Agreement pursuant to which stock appreciation rights are awarded under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.73	*
Form of Performance Shares - Operating Income - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019 (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.74	*
Form of Performance Shares - Operating Income (5+1) - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019 (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.75	*
Form of Performance Shares - Total Shareholder Return - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019 (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.76	*
Form of Performance Shares - Total Shareholder Return (5+1) - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019 (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.77	*
Form of Restricted Stock Subject to Performance Criteria - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019 (previously filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.78	*
Form of Restricted Stock Subject to Performance Criteria (5+1) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019 (previously filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.79	*
Form of Restricted Stock (Contracted) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019 (previously filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.80	*
Form of Restricted Stock (Director/Non-Contract) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019 (previously filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.81	*
Form of Restricted Stock (5+1) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019 (previously filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.82	*
Form of Restricted Stock (International Director/Non-Contract) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019 (previously filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.83	*
Form of Restricted Stock (International Contracted) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019 (previously filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.84	*
Form of Stock Options (Contracted) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019 (previously filed as Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.85	*
Form of Stock Options (5+1) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019 (previously filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.86	*
Form of Stock Options (Director/Non-Contract) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019 (previously filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

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

101
The following financial information from our Annual Report on Form 10-K for the year ended October 3, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

104	Cover Page Interactive Data File formatted in iXBRL.

*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith
***	Furnished herewith
FINANCIAL STATEMENT SCHEDULE
TYSON FOODS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

			Three Years Ended October 3, 2020
		Additions
in millions	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Period
Allowance for Doubtful Accounts:
2020	$21	$9	$—	$(4)	$26
2019	19	4	—	(2)	21
2018	34	3	—	(18)	19
Inventory Lower of Cost or Net Realizable Value Allowance:
2020	$34	$102	$—	$(109)	$27
2019	25	61	—	(52)	34
2018	3	68	—	(46)	25
Valuation Allowance on Deferred Tax Assets:
2020	$86	$35	$13	$(7)	$127
2019	79	13	6	(12)	86
2018	75	12	—	(8)	79

ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYSON FOODS, INC.

By:	/s/ Stewart Glendinning	November 16, 2020
Stewart Glendinning
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Phillip W. Thomas	November 16, 2020
Phillip W. Thomas
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Gaurdie E. Banister Jr.	Director	November 16, 2020
Gaurdie E. Banister Jr.

/s/ Les R. Baledge	Director	November 16, 2020
Les R. Baledge

/s/ Dean Banks	President and Chief Executive Officer	November 16, 2020
Dean Banks	(Principal Executive Officer)

/s/ Mike Beebe	Director	November 16, 2020
Mike Beebe

/s/ David J. Bronczek	Director	November 16, 2020
David J. Bronczek

/s/ Mikel A. Durham	Director	November 16, 2020
Mikel A. Durham

/s/ Stewart Glendinning	Executive Vice President and Chief Financial Officer	November 16, 2020
Stewart Glendinning	(Principal Financial Officer)

/s/ Jonathan D. Mariner	Director	November 16, 2020
Jonathan D. Mariner

/s/ Kevin M. McNamara	Vice Chairman of the Board of Directors	November 16, 2020
Kevin M. McNamara

/s/ Cheryl S. Miller	Director	November 16, 2020
Cheryl S. Miller

/s/ Jeffrey K. Schomburger	Director	November 16, 2020
Jeffrey K. Schomburger

/s/ Phillip W. Thomas	Vice President, Controller and Chief Accounting Officer	November 16, 2020
Phillip W. Thomas	(Principal Accounting Officer)

/s/ Robert C. Thurber	Director	November 16, 2020
Robert C. Thurber

/s/ Barbara A. Tyson	Director	November 16, 2020
Barbara A. Tyson

/s/ John Tyson	Chairman of the Board of Directors	November 16, 2020
John Tyson

/s/ Noel White	Executive Vice Chairman of the Board of Directors	November 16, 2020
Noel White