Form 10-K/A
period 2020-10-03
TYSON FOODS, INC.
filed 2021-02-11
CIK 100493

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On March 28, 2020, the aggregate market value of the registrant’s Class A Common Stock, $0.10 par value (“Class A stock”), and Class B Common Stock, $0.10 par value (“Class B stock”), held by non-affiliates of the registrant was $16,867,056,474 and $606,699, respectively. Class B stock is not publicly listed for trade on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis, so the market value was calculated based on the market price of Class A stock.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2020.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (“Class A stock”)	294,125,924
Class B Common Stock, $0.10 Par Value (“Class B stock”)	70,010,355
INCORPORATION BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held February 11, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K/A.

EXPLANATORY NOTE

Tyson Foods, Inc. (collectively, the “Company,” “we,” “us,” “our,” “Tyson Foods” or “Tyson”) (NYSE: TSN) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment") to our Annual Report on Form 10-K for the fiscal year ended October 3, 2020, which was filed with the Securities and Exchange Commission (“SEC”) on November 16, 2020 (the “Original Form 10-K”) to make certain changes, as described below.
The Company recently completed an investigation relating to one of its cattle suppliers and determined that this supplier made misrepresentations regarding the number of cattle the supplier had purchased on behalf of the Company's Beef segment. This misappropriation of Company funds by the supplier caused the Company to overstate live cattle inventory in its previously issued annual and interim financial statements. The Company has evaluated the materiality of the misstatements in live cattle inventory and has concluded that they did not, individually or in the aggregate, result in a material misstatement of the Company’s previously issued consolidated financial statements. However, the Company determined it would revise its consolidated financial statements to correct the recording of live cattle inventory in the periods impacted.
Due to the discovery of the misrepresentations by the supplier, the Company re-evaluated the effectiveness of the Company’s internal control over financial reporting (“ICFR”) and identified a material weakness in the Company’s ICFR. As a result, the Company is filing this Amendment to restate management's assessment of the Company’s ICFR and its disclosure controls and procedures to indicate that they were not effective as of October 3, 2020 because of the identification of a material weakness in ICFR. The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), has also restated its opinion on the Company’s ICFR to state that the Company’s ICFR as of October 3, 2020 was not effective. This Amendment also reflects the revision of our previously issued financial statements for the fiscal years ended 2020, 2019 and 2018, as well as relevant unaudited interim financial information for the quarterly periods in fiscal 2020 and 2019, to correctly state live cattle inventory described above. For a more detailed description of this revision, refer to the section entitled “Revision” in Part II, Item 8, Notes to the Consolidated Financial Statements, Note 1: Business and Summary of Accounting Policies.
Item 6, Item 7, Item 8 and Item 9A of Part II of the Original Form 10-K are hereby deleted in their entirety and replaced with the Item 6, Item 7, Item 8 and Item 9A included herein. Part IV, Item 15, “Exhibits and Financial Statement Schedules,” also has been amended as required by Rule 12b-15 under the Securities Act of 1934, as amended, to provide new currently dated certifications by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2. In addition, the Company is filing a new consent of PwC. Accordingly, Item 15 of Part IV of the Original Form 10-K is hereby amended to reflect the filing of the new consent.
Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Form 10-K and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment speaks only as of the date the Original Form 10-K was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Form 10-K to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and any subsequent filings with the SEC.

PART II
ITEM 6. SELECTED FINANCIAL DATA
The selected financial data set forth below as of October 3, 2020 and September 28, 2019 and for the years ended October 3, 2020, September 28, 2019 and September 29, 2018, are derived from our audited consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and the related notes thereto included in Part II, Item 8 of this Amendment and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Amendment. Such consolidated financial statements have been revised to correct prior period misstatements as discussed in Note 1: “Business and Summary of Significant Accounting Policies" to our consolidated financial statements included in this Amendment. Accordingly, such selected financial data reflects the impact of those revisions. The selected financial data as of September 29, 2018 and September 30, 2017 and for the year ended September 30, 2017 are derived from unaudited consolidated financial statements, which were prepared on the same basis as our audited consolidated financial statements and reflect the revisions to our previously filed financial information. There was no impact to fiscal 2016 financial information as a result of these prior period misstatements.
FIVE-YEAR FINANCIAL SUMMARY(1)(2)(3)

in millions, except per share, percentage and ratio data
	2020	2019	2018	2017	2016
Summary of Operations
Sales	$43,185	$42,405	$40,052	$38,260	$36,881
Operating income	3,008	2,770	2,969	2,862	2,805
Net interest expense	475	451	343	272	243
Net income	2,071	1,993	2,973	1,742	1,772
Net income attributable to Tyson	2,061	1,980	2,970	1,738	1,768
Diluted net income per share attributable to Tyson:
Net income	5.64	5.40	8.04	4.69	4.53
Dividends declared per share:
Class A	1.725	1.575	1.275	0.975	0.650
Class B	1.553	1.418	1.148	0.878	0.585
Balance Sheet Data
Cash and cash equivalents	$1,420	$484	$270	$318	$349
Total assets	34,456	32,918	28,987	28,007	22,373
Total gross debt	11,339	11,932	9,873	10,203	6,279
Total Shareholders’ equity	15,386	14,094	12,721	10,523	9,624
Other Key Financial Measures
Depreciation and amortization	$1,192	$1,098	$943	$761	$705
Capital expenditures	1,199	1,259	1,200	1,069	695
EBITDA	4,317	3,911	3,958	3,589	3,538
Return on invested capital	11.8%	11.6%	13.9%	15.9%	17.9%
Effective tax rate	22.3%	16.1%	(10.8)%	32.2%	31.8%
Total debt to capitalization	42.4%	45.8%	43.7%	49.2%	39.5%
Book value per share	$42.25	$38.59	$34.84	$28.63	$25.67
(1) Certain amounts for fiscal years 2020, 2019 and 2018 have been revised as described in Part II, Item 8, Notes to the Consolidated Financial Statements, Note 1: Business and Summary of Accounting Policies.
(2) As of September 29, 2018 total assets have changed from $29,109 million as originally reported to $28,987 million as revised and total shareholders' equity has changed from $12,811 million as originally reported to $12,721 million as revised. Balance sheet information as of September 29, 2018 is unaudited.
(3) As of and for the year ended September 30, 2017, operating income has changed from $2,921 million as originally reported to $2,862 million as revised, net income has changed from $1,778 million as originally reported to $1,742 as revised, net income attributable to Tyson has changed from $1,774 million as originally reported to $1,738 million as revised and diluted net income per share attributable to Tyson changed from $4.79 as originally reported to $4.69 as revised. The Summary of operations information as of and for the year ended September 30, 2017 is unaudited. As of September 30, 2017, total assets have changed from $28,066 million as originally reported to $28,007 million as revised and total shareholders' equity has changed from $10,559 million as originally reported to $10,523 million as revised. Balance sheet information as of September 30, 2017 is unaudited. As of and for the year ended September 30, 2017, EBITDA has changed from $3,648 million as originally reported to $3,589 million as revised, return on invested capital has changed from 16.2% as originally reported to 15.9% as revised, effective tax rate has changed from 32.3% as originally reported to 32.2% as revised, total debt to capitalization has changed from 49.1% as originally reported to 49.2% as revised and book value per share has changed from $28.72 as originally reported to $28.63 as revised.

Notes to Five-Year Financial Summary:
a.Fiscal 2020 net income included $116 million pretax gain from pension plan terminations, $75 million pretax restructuring and related charges and $65 million pretax income related to our accounting cycle resulting in a 53-week year in fiscal 2020. Additionally, in fiscal 2020, we adopted new guidance for leasing arrangements using the optional transition method, where prior periods were not restated. For further description, refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 2: Changes in Accounting Principles.
b.Fiscal 2019 net income included $105 million post tax income related to the recognition of previously unrecognized tax benefit, $55 million pretax gain on sale of an investment, $37 million pretax Keystone Foods purchase accounting and acquisition related costs, $41 million pretax impairment charge related to the planned divestiture of a business, $31 million pretax Beef production facility fire costs, $15 million pretax pension plan termination charge and $41 million pretax restructuring and related charges. Additionally, in fiscal 2019, we adopted accounting guidance related to net periodic pension and postretirement benefits. Accordingly, we retrospectively reduced prior periods operating income.
c.Fiscal 2018 net income included $1,003 million post-tax recognition of tax benefit from remeasurement of net deferred tax liabilities at lower enacted tax rates, $109 million pretax one-time cash bonus to our hourly frontline team members, $68 million pretax impairment charge net of a realized gain related to the divestiture of non-protein businesses and $59 million pretax restructuring and related charges.
d.Fiscal 2017 net income included $103 million pretax expense of AdvancePierre purchase accounting and acquisition related costs, pretax impairment charges of $52 million related to our San Diego Prepared Foods operation, $45 million related to the expected sale of a non-protein business and pretax restructuring and related charges of $150 million.
e.Fiscal 2016 net income included $53 million post tax related to the recognition of previously unrecognized tax benefits and audit settlements. In fiscal 2016, we adopted new accounting guidance, retrospectively, requiring classification of debt issuance costs as a reduction of the carrying value of the debt. In doing so, $29 million of deferred issuance costs were reclassified from Other Assets to Long-Term Debt in our Consolidated Balance Sheets for fiscal 2016. This change is reflected above in total assets, total debt, total debt to capitalization and return on invested capital ratios.
f.Return on invested capital is calculated by dividing operating income by the sum of the average of beginning and ending total debt and shareholders’ equity less cash and cash equivalents.
g.For the total debt to capitalization calculation, capitalization is defined as total debt plus total shareholders’ equity.
h.Book value per share is calculated by dividing shareholders’ equity by the sum of Class A and B shares outstanding and for fiscal 2016, the remaining minimum shares that were to be issued from our tangible equity units each period.
i."EBITDA" is a Non-GAAP measure and defined as net income less interest income, plus interest, taxes, depreciation and amortization. A reconciliation of net income to EBITDA immediately follows.
EBITDA RECONCILIATIONS
A reconciliation of net income to EBITDA is as follows(1)(2):

in millions, except ratio data
	2020	2019	2018	2017	2016

Net income	$2,071	$1,993	$2,973	$1,742	$1,772
Less: Interest income	(10)	(11)	(7)	(7)	(6)
Add: Interest expense	485	462	350	279	249
Add: Income tax expense (benefit)	593	381	(291)	827	826
Add: Depreciation	900	819	723	642	617
Add: Amortization(3)	278	267	210	106	80
EBITDA	$4,317	$3,911	$3,958	$3,589	$3,538

Total gross debt	$11,339	$11,932	$9,873	$10,203	$6,279
Less: Cash and cash equivalents	(1,420)	(484)	(270)	(318)	(349)
Less: Short-term investments	—	(1)	(1)	(3)	(4)
Total net debt	$9,919	$11,447	$9,602	$9,882	$5,926

Ratio Calculations:
Gross debt/EBITDA	2.6x	3.1x	2.5x	2.8x	1.8x
Net debt/EBITDA	2.3x	2.9x	2.4x	2.8x	1.7x
(1) Certain amounts for fiscal years 2020, 2019 and 2018 have been revised as described in Part II, Item 8, Notes to the Consolidated Financial Statements, Note 1: Business and Summary of Accounting Policies.
(2) As of and for the year ended September 30, 2017, net income has changed from $1,778 million as originally reported to $1,742 as revised and income tax expense changed from $850 million as originally reported to $827 million as revised.
(3) Excludes the amortization of debt issuance and debt discount expense of $14 million, $12 million, $10 million, $13 million and $8 million for fiscal 2020, 2019, 2018, 2017 and 2016, respectively, as it is included in Interest expense.

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
•Team Members – The health and safety of our team members is our top priority. To protect our team members, we have implemented and will continue to implement safety measures recommended by the Centers for Disease Control and Prevention (“CDC”) and the Occupational Safety and Health Administration (“OSHA”) in our facilities and coordinate with other health officials as appropriate, including, but not limited to, checking the temperature of team members as they enter company facilities, restricting visitor access, increasing efforts to deep clean and sanitize facilities, requiring the use of protective face coverings and making protective face coverings and other protective equipment available to team members and encouraging team members who feel sick to stay at home through relaxed attendance policies and enhanced benefits. We implemented additional ways to promote social distancing in our production facilities by creating additional breakroom space and allowing extra time between shifts to reduce interaction of team members, as well as erecting dividers between workstations or increasing the space between workers on the production floor. For office-based team members, we have encouraged team members capable of working from home to do so, and are prioritizing team member safety as we begin to reintegrate into our offices over time. We paid $1,000 bonuses to approximately 106,000 domestic frontline team members who support the Company’s operations during the pandemic. Additionally, we experienced positive COVID-19 cases and worker absenteeism throughout our production network during the back half of fiscal 2020, which led to some temporary idling of production facilities. We are currently compensating our team members for sick time and COVID-19 related idling or shift cancellations.

•Customers and Production – Our most significant impacts from COVID-19 relate to channel shifts and lower production. We are committed to doing our best to ensure the continuity of our business and the availability of our products to customers. We have seen a shift in demand from our foodservice to our retail sales channels as schools and in-dining restaurants remain closed or continue to operate at reduced capacity across the country. Our production capabilities, including our large scale and geographic proximities, allow us to adapt some of our facilities to the changing demand by shifting certain amounts of production from foodservice to retail. Not all of our facilities can be adapted and as a result we experienced a net negative impact to our volumes. In addition, our production facilities experienced varying levels of production impacts, including reduced volumes, due to the implementation of additional worker health precautions, worker absenteeism and temporary COVID-19 related idling at some of our production facilities. Additionally, we temporarily idled certain facilities, shifts, and/ or lines that service the foodservice channel as we balanced the shifting demand between foodservice and retail sales channels. On April 28, 2020, the President issued an Executive Order stating the importance of the continued operation of meat and poultry processing facilities and directing the Secretary of Agriculture to issue rules and orders to ensure the continued supply of meat and poultry, consistent with the guidance for the operations of meat and poultry processing facilities jointly issued by the CDC and OSHA. This order provides clarity on what standards should apply at our meat and poultry processing facilities and we anticipate continuing to work with the United States Department of Agriculture (“USDA”) and other government officials in our efforts to ensure that we are able to operate our facilities safely.
•Supply Chain – Our supply chain has stayed largely intact as we have built contingency plans for redundant supply for our production facilities as well as our external suppliers. We have been able to leverage our extensive distribution network and large private transportation fleet to help mitigate the impacts of COVID-19. We have experienced and expect to continue to experience volatility in commodity inputs, which has impacted our input costs, in part due to impacts caused by COVID-19. Production facility downtime in the back half of fiscal 2020 impacted all our segments' supply chains. Our Prepared Foods segment depends on adequate supplies of raw materials necessary for its production. High levels of industry pork facility idling during the back half of fiscal 2020 impacted the availability of certain raw materials which temporarily limited production capability and increased formulation costs of various Prepared Foods products. Additionally, our Chicken segment had to divert some of its live production to rendering and suboptimal product mixes, while our Beef and Pork segments had to delay deliveries of live cattle and hogs and also dealt with the impact of heavier harvest weights. Since we also export globally, container availability and port capacities have been among the challenges in meeting the global demand for our products.
•Insurance and CARES Act – Although we maintain insurance policies for various risks, we do not believe most COVID-19 impacts will be covered by our policies. On March 27, 2020, the President signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of the employer portion of social security payments, and a number of income tax provisions. The provisions related to income tax will not have a significant impact on our financial statements. We began implementing the deferral of the employer portion of social security payments in the back half of the fiscal year, which had a favorable impact on liquidity. This resulted in the deferral of approximately $185 million of payroll taxes in fiscal 2020. We recognized a benefit of approximately $30 million related to the refundable payroll tax credit provision.
•Liquidity – We generated approximately $3.9 billion of operating cash flows during fiscal 2020. At October 3, 2020, we had $3.2 billion of liquidity, which included availability under our revolving credit facility and $1,420 million of cash and cash equivalents. We have $548 million of current debt. Combined with the cash expected to be generated from the Company’s operations, we anticipate that we will maintain sufficient liquidity to operate our business, make capital expenditures, pay dividends and address other needs including our ability to meet maturing debt obligations. However, we will continue to monitor the impact of COVID-19 on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times. This may include temporarily suspending share repurchases, suspending or reducing dividend payments or other cash preservation actions as necessary.

•Overall Financial Condition – We continue to proactively manage the Company and its operations through the pandemic. The major challenge we face is the availability of team members to operate our production facilities as our production facilities are experiencing varying levels of absenteeism. We will continue to operate our production facilities with team member health and safety as a top priority. The COVID-19-related slowdowns and temporary idling drive higher labor and production costs, which we expect to continue until the return of more normal conditions. However, some of the higher labor and other costs may become more permanent in nature. We also experienced COVID-19-related demand shifts away from foodservice and into retail, and we responded to the demand shifts by adjusting parts of our production capacity accordingly. Despite adjusting parts of our operational footprint, higher retail volumes did not fully offset the reduced volumes in foodservice. Additionally, the price and mix of these volume shifts resulted in lower margin realization for portions of the year in our Prepared Foods and Chicken segments. Further, idling of pork facilities could have downstream impacts on the availability of raw material for parts of our Prepared Foods business, which could subsequently impact its ability to produce at normal levels. Consequently, the challenges created by absenteeism and our proactive, temporary idling of production facilities due to COVID-19, adversely affects our operating costs and reduces what would otherwise be a stronger margin environment. However, we cannot predict the ultimate impact that COVID-19 will have on our short- and long-term demand at this time, as it will depend on, among other things, the severity and duration of the COVID-19 pandemic. Our liquidity is expected to be adequate to continue to run our operations and meet our obligations as they become due.
Fiscal year
Our accounting cycle resulted in a 53-week year for fiscal 2020 and a 52-week year for fiscal 2019 and 2018.
Revision of Previously Issued Financial Statements
The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the revision of our previously reported consolidated financial statements for fiscal years 2020, 2019 and 2018. For additional information and a detailed discussion of the revision, refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 1: Business and Summary of Accounting Policies.
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

Margins – Our total operating margin was 7.0% in fiscal 2020. Operating margins by segment were as follows:
•Beef – 10.0%
•Pork – 11.0%
•Chicken – 0.9%
•Prepared Foods – 8.7%
Strategy
Our strategy is to sustainably feed the world with the fastest growing protein brands. We intend to achieve our strategy as we: grow our business through differentiated capabilities; deliver ongoing financial fitness through continuous improvement; and sustain our company and our world for future generations.
•During fiscal 2019, we acquired two businesses for a total of approximately $2.5 billion, net of cash acquired. These businesses included the Thai and European operations, which consist of vertically integrated chicken and further-processing operations, and Keystone Foods, a major supplier to the growing global foodservice industry. They were acquired in furtherance of our growth strategy and expansion of our value-added protein capabilities in domestic and global markets. For further description refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 3: Acquisitions and Dispositions.
•In the first quarter of fiscal 2020, the Company approved a restructuring program (the “2020 Program”), which is expected to contribute to the Company’s overall strategy of financial fitness through the elimination of overhead and consolidation of certain enterprise functions. In the fourth quarter of fiscal 2020, the Company extended the 2020 Program as it identified additional opportunities to eliminate overhead by optimizing organizational structures and other activities. As a result of this restructuring program, we expect to realize savings of approximately $140 million and $160 million in fiscal 2021 and fiscal 2022, respectively. We have recognized $60 million of cumulative pretax charges in fiscal 2020 associated with the 2020 Program consisting of severance and employee related costs. As part of the 2020 Program, we are eliminating positions across several areas and job levels, with eliminated positions originating from the corporate offices in Springdale, Arkansas and Chicago, Illinois, as well as certain production facility and supply chain administrative positions. The majority of the positions have already been or are expected to be eliminated by the end of fiscal 2021. For further description refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 7: Restructuring and Related Charges.

in millions, except per share data
	2020	2019
Net income attributable to Tyson	$2,061	$1,980
Net income attributable to Tyson - per diluted share	5.64	5.40
2020 – Included the following items:
•$75 million pretax, or ($0.16) per diluted share, of restructuring and related charges.
•$65 million pretax, or $0.14 per diluted share, related to the additional week in fiscal 2020.
•$116 million pretax, or $0.24 per diluted share, due to gain from pension plan terminations.
2019 – Included the following items:
•$37 million pretax, or ($0.08) per diluted share, of Keystone Foods purchase accounting and acquisition related costs, which included an $11 million purchase accounting adjustment for the amortization of the fair value step-up of inventory and $26 million of acquisition related costs.
•$41 million pretax, or ($0.08) per diluted share, of restructuring and related charges.
•$55 million pretax, or $0.11 per diluted share, from gain on sale of an investment.
•$105 million post tax, or $0.29 per diluted share, from recognition of previously unrecognized tax benefit.
•$31 million pretax, or ($0.06) per diluted share, of Beef production facility fire costs.
•$41 million pretax, or ($0.09) per diluted share, from an impairment associated with the planned divestiture of a business.
•$15 million pretax, or ($0.03) per diluted share, due to a pension plan termination charge.
SUMMARY OF RESULTS

Sales	in millions
	2020	2019	2018
Sales	$43,185	$42,405	$40,052
Change in sales volume	0.7%	8.8%
Change in average sales price	1.1%	(3.0)%
Sales growth	1.8%	5.9%

2020 vs. 2019 –
•Sales Volume – Sales were positively impacted by an increase in sales volume, which accounted for an increase of $278 million primarily due to incremental volumes from business acquisitions as well as the impact of an additional week in fiscal 2020, partially offset by decreased volumes in each of our segments in fiscal 2020 due to lower production throughput associated with the impact of COVID-19.
•Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $502 million. The increase in average sales price was primarily attributable to favorable product mix related to robust demand in the retail channel across all of our segments and beef and pork demand remaining strong amid supply disruptions related to COVID-19, partially offset by approximately $45 million of incremental discounted sales in the Prepared Foods segment.
2019 vs. 2018 –
•Sales Volume – Sales were positively impacted by an increase in sales volume, which accounted for an increase of $3,539 million primarily driven by incremental volumes from business acquisitions which impacted the Chicken segment and International/Other, partially offset by business divestitures in fiscal 2018 in our Prepared Foods segment.
•Average Sales Price – Sales were negatively impacted by lower average sales prices, which accounted for a decrease of $1,186 million. The Chicken segment had a decrease in average sales price as a result of decreased pricing associated with product mix changes from fiscal 2018 acquisitions, partially offset by an increase in average sales price in the Beef and Prepared Foods segments attributable to strong demand and sales in the Beef segment and a more favorable product mix and higher raw material costs in our Prepared Foods segment.
•The above amounts include a net increase of $2,209 million related to the impact of results from acquisitions and divestitures.

Cost of Sales	in millions
	2020	2019	2018
Cost of sales	$37,801	$37,383	$34,956
Gross profit	5,384	5,022
Cost of sales as a percentage of sales	87.5%	88.2%
2020 vs. 2019 –
•Cost of sales increased $418 million. This included a net increase of $667 million primarily related to the impact of results from acquisitions and divestitures.
•For the remaining $249 million decrease, higher input cost per pound increased cost of sales $393 million, offset by lower sales volume, which decreased cost of sales $642 million.
•The $393 million impact of higher input cost per pound was impacted by:
•Increase across all of our segments primarily driven by net impacts on average cost per pound from mix changes as well as production inefficiencies due in part to the impact of COVID-19 in fiscal 2020.
•Increase of approximately $500 million of direct incremental expenses related to COVID-19.
•Increase of approximately $80 million in our Chicken segment related to net increases in feed ingredient costs, growout expenses and outside meat purchases.
•Increase in raw material and other input costs of approximately $90 million as well as an increase in inventory write downs of approximately $15 million in our Prepared Foods segment.
•Increase in incentive-based compensation of approximately $70 million.
•Decrease in live cattle costs of approximately $530 million in our Beef segment.
•Decrease in live hog costs of approximately $255 million in our Pork segment.
•The $642 million impact of lower sales volume, excluding the impact of acquisitions, was primarily driven by decreased sales volume in each of our segments due to lower production throughput associated with the impact of COVID-19 in the back half of fiscal 2020 as well as a reduction in live cattle processing capacity from the temporary closure of a production facility in the first quarter of fiscal 2020 as a result of a fire, partially offset by the impact of the additional week in fiscal 2020.
2019 vs. 2018 –
•Cost of sales increased $2,427 million. This included a net increase of $2,120 million primarily related to the impact of results from acquisitions and divestitures.
•For the remaining $307 million increase, higher input cost per pound increased cost of sales $445 million, offset by lower sales volume, which decreased cost of sales $138 million.
•The $445 million impact of higher input cost per pound was impacted by:

•Increase in live cattle costs of approximately $110 million in our Beef segment.
•Increase in live hog costs of approximately $100 million in our Pork segment.
•Increase in raw material and other input costs of approximately $60 million in our Prepared Foods segment.
•Increase in freight costs of approximately $20 million.
•Increase due to $31 million of incremental costs associated with a fire at one of our Beef production facilities.
•Decrease due to one-time cash bonus to front line team members of $108 million in fiscal 2018.
•Decrease due to impairment charges of $101 million associated with the divestiture of a non-protein business in fiscal 2018, partially offset by a $41 million impairment related to the planned divestiture of a business in fiscal 2019 and a $33 million gain related to a sale of a non-protein business in fiscal 2018.
•Decrease due to net derivative gains of $26 million for fiscal 2019, compared to net derivative losses of $33 million for fiscal 2018 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.
•Remaining net change across all of our segments was primarily driven by increased operating costs and impacts on average input cost per pound from mix changes.
•The $138 million impact of lower sales volume, excluding the impact of acquisitions and divestitures, was driven by a decrease in sales volume in our Chicken segment.

Selling, General and Administrative	in millions
	2020	2019	2018
Selling, general and administrative	$2,376	$2,252	$2,127
As a percentage of sales	5.5%	5.3%
2020 vs. 2019 –
•Increase of $124 million in selling, general and administrative was primarily driven by:
•Increase of $83 million in employee costs primarily from incentive-based compensation and the impact of the extra week in fiscal 2020.
•Increase of $56 million from fiscal 2019 acquisitions not owned by us for all of fiscal 2019.
•Increase of $49 million from the impact of a cattle supplier’s misappropriation of Company funds.
•Increase of $40 million from direct incremental expenses associated with COVID-19.
•Increase of $35 million from technology related costs.
•Decrease of $55 million in professional fees and merger and integration costs.
•Decrease of $49 million in marketing, advertising and promotion expenses.
•Decrease of $26 million in travel and entertainment expenses.
2019 vs. 2018 –
•Increase of $125 million in selling, general and administrative was primarily driven by:
•Increase of $87 million related to the Keystone Foods acquisition.
•Increase of $26 million in team member costs primarily from incentive-based compensation.
•Increase of $18 million from technology related costs.
•Increase of $16 million in marketing, advertising, and promotion expenses.
•Decrease of $18 million from restructuring and related charges.

Interest Expense	in millions
	2020	2019
Cash interest expense	$497	$476
Non-cash interest (expense) income	(12)	(14)
Total Interest Expense	$485	$462
2020 / 2019 –
•Cash interest expense primarily included interest expense related to our senior notes, term loans and commercial paper, in addition to commitment fees incurred on our revolving credit facility. The increase in cash interest expense in fiscal 2020 was primarily due to debt issued in fiscal 2019 in connection with business acquisitions and higher interest rates, partially offset by term loans extinguished in fiscal 2020.

•Non-cash interest expense primarily included interest capitalized, partially offset by the amortization of debt issuance costs and discounts/premiums on note issuances.

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

Effective Tax Rate
	2020	2019
	22.3%	16.1%
Our effective income tax rate was 22.3% for fiscal 2020 compared to 16.1% for fiscal 2019. State taxes increased the effective tax rate by 2.9% and 2.8% for fiscal 2020 and 2019, respectively. The effective tax rate for fiscal 2019 includes a 6.7% benefit due to changes in tax reserves, primarily expirations of federal, state and foreign statutes of limitations.
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

						in millions
	Sales			Operating Income (Loss)
	2020	2019	2018	2020	2019	2018
Beef	$15,742	$15,828	$15,473	$1,580	$1,050	$950
Pork	5,128	4,932	4,879	565	263	361
Chicken	13,234	13,300	12,044	122	621	866
Prepared Foods	8,532	8,418	8,668	743	843	845
International/Other	1,856	1,289	305	(2)	(7)	(53)
Intersegment Sales	(1,307)	(1,362)	(1,317)	—	—	—
Total	$43,185	$42,405	$40,052	$3,008	$2,770	$2,969

Beef Segment Results					in millions
	2020	2019	Change 2020 vs. 2019	2018	Change 2019 vs. 2018
Sales	$15,742	$15,828	$(86)	$15,473	$355
Sales Volume Change			(4.5)%		(0.1)%
Average Sales Price Change			4.0%		2.4%
Operating Income	$1,580	$1,050	$530	$950	$100
Operating Margin	10.0%	6.6%		6.1%
2020 vs. 2019 –
•Sales Volume – Sales volume decreased primarily due to lower production throughput associated with the impact of COVID-19 during portions of fiscal 2020 and a reduction in live cattle harvest capacity as a result of a fire that caused the temporary closure of a production facility for the majority of the first quarter of fiscal 2020, partially offset by the impact of an additional week in fiscal 2020.
•Average Sales Price – Average sales price increased as beef demand remained strong amid supply disruptions related to the impact of COVID-19.

•Operating Income – Operating income increased primarily due to market conditions, including COVID-19 disruptions, which increased the spread between preexisting contractual agreements and the cost of fed cattle, partially offset by price reductions offered to customers, as well as production inefficiencies and direct incremental expenses related to COVID-19. Additionally, results were impacted by losses of $106 million and $57 million in fiscal years 2020 and 2019, respectively, from a cattle supplier’s misappropriation of Company funds.
2019 vs. 2018 –
•Sales Volume – Sales volume decreased due to a reduction in live cattle processing capacity from the temporary closure of a production facility as a result of a fire.
•Average Sales Price – Average sales price increased as demand for our beef products remained strong.
•Operating Income – Operating income increased as we continued to maximize our revenues relative to live fed cattle costs, partially offset by increased operating costs and $31 million of net incremental costs from the production facility fire. Additionally, results were impacted by losses of $57 million and $63 million in fiscal years 2019 and 2018, respectively, from a cattle supplier’s misappropriation of Company funds.

Pork Segment Results					in millions
	2020	2019	Change 2020 vs. 2019	2018	Change 2019 vs. 2018
Sales	$5,128	$4,932	$196	$4,879	$53
Sales Volume Change			1.8%		0.8%
Average Sales Price Change			2.2%		0.3%
Operating Income	$565	$263	$302	$361	$(98)
Operating Margin	11.0%	5.3%		7.4%
2020 vs. 2019 –
•Sales Volume – Sales volume increased primarily due to the impact of the additional week, partially offset by lower production throughput associated with COVID-19 during portions of fiscal 2020 despite strong demand for our pork products and increased domestic availability of live hogs.
•Average Sales Price – Average sales price increased as pork demand remained strong amid supply disruptions related to the impact of COVID-19.
•Operating Income – Operating income increased primarily due to market conditions, including COVID-19 disruptions, which increased the spread between preexisting contractual agreements and the cost of live hogs, partially offset by production inefficiencies and direct incremental expenses related to COVID-19.
2019 vs. 2018 –
•Sales Volume – Sales volume increased due to increased domestic availability of live hogs and strong demand for our pork products.
•Average Sales Price – Average sales price increased associated with higher livestock costs.
•Operating Income – Operating income decreased due to periods of compressed pork margins caused primarily by the combination of increased livestock supplies, excess domestic availability of pork and export constraints, which drove livestock costs up faster than sales prices.

Chicken Segment Results					in millions
	2020	2019	Change 2020 vs. 2019	2018	Change 2019 vs. 2018
Sales	$13,234	$13,300	$(66)	$12,044	$1,256
Sales Volume Change			0.1%		19.7%
Average Sales Price Change			(0.6)%		(9.3)%
Operating Income	$122	$621	$(499)	$866	$(245)
Operating Margin	0.9%	4.7%		7.2%
2020 vs. 2019 –
•Sales Volume – Sales volume was relatively flat in fiscal 2020 as the impact of the additional week and increased volumes in retail were offset by lower production throughput associated with the impact of COVID-19 and lower foodservice demand.
•Average Sales Price – Average sales price decreased in fiscal 2020 primarily due to weaker chicken pricing as a result of market conditions.
•Operating Income – Operating income decreased in fiscal 2020 primarily from market conditions, unfavorable product mix, as well as production inefficiencies and direct incremental expenses related to COVID-19. Operating income was also impacted by $34 million in restructuring costs incurred in fiscal 2020.

2019 vs. 2018 –
•Sales Volume – Sales volume increased primarily due to incremental volume from business acquisitions.
•Average Sales Price – Average sales price decreased due to market conditions and sales mix primarily associated with the acquisition of a poultry rendering and blending business in the fourth quarter of fiscal 2018.
•Operating Income – Operating income decreased due to increased operating costs and challenging pricing conditions. Additionally, operating income was impacted in fiscal 2019 by approximately $40 million of net feed ingredient costs and realized and mark-to-market derivative losses.

Prepared Foods Segment Results				in millions
	2020	2019	Change 2020 vs. 2019	2018	Change 2019 vs. 2018
Sales	$8,532	$8,418	$114	$8,668	$(250)
Sales Volume Change			(1.9)%		(8.3)%
Average Sales Price Change			3.3%		5.4%
Operating Income	$743	$843	$(100)	$845	$(2)
Operating Margin	8.7%	10.0%		9.7%
2020 vs. 2019 –
•Sales Volume – Sales volume decreased as growth in volume across the retail channel was offset by a reduction in the foodservice channel related to reduced demand and lower production throughput due to the impact of COVID-19, partially offset by the impact of an additional week in fiscal 2020.
•Average Sales Price – Average sales price increased due to favorable product mix associated with the surge in retail demand, as well as the pass through of increased raw material costs.
•Operating Income – Operating income decreased primarily due to increased operating costs, including a $105 million increase in net raw material costs and derivative losses, as well as production inefficiencies and direct incremental expenses related to COVID-19. Additionally, operating income was impacted by $28 million in restructuring costs.
2019 vs. 2018 –
•Sales Volume – Sales volume decreased primarily from business divestitures.
•Average Sales Price – Average sales price increased due to product mix, which was positively impacted by business divestitures, as well as pricing increases in our ongoing business from the pass through of raw material costs.
•Operating Income – Operating income was relatively flat in fiscal 2019 compared to fiscal 2018 as strong demand for our products and improved product mix was offset by increased raw material and operating costs. Additionally, operating income in fiscal 2019 was impacted by a $41 million impairment from a planned divestiture of a business. Operating income in fiscal 2018 was impacted by a $68 million impairment, net of realized gains, associated with the divestiture of non-protein businesses.

International/Other Results				in millions
	2020	2019	Change 2020 vs. 2019	2018	Change 2019 vs. 2018
Sales	$1,856	$1,289	$567	$305	$984
Operating Loss	(2)	(7)	5	(53)	46
2020 vs. 2019 –
•Sales – Sales increased primarily from the incremental sales from the the first full year of results from the acquisitions of Keystone Foods and the Thai and European operations.
•Operating loss – Operating results improved due to lower third-party merger and integration costs partially offset by reduced profitability in our international operations primarily from the impacts of COVID-19.
2019 vs. 2018 –
•Sales – Sales increased primarily from the incremental sales from the acquisitions of Keystone Foods and the Thai and European operations.
•Operating loss – Operating loss decreased primarily from better performance in our China operations and inclusion of results of the Keystone Foods acquisition, partially offset by increased third-party merger and integration costs associated with the Keystone Foods acquisition.

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

Cash Flows from Operating Activities		in millions
	2020	2019
Net income	$2,071	$1,993
Non-cash items in net income:
Depreciation and amortization	1,192	1,098
Deferred income taxes	18	77
Gain on dispositions of businesses	—	(17)
Impairment of assets	48	94
Stock-based compensation expense	89	77
Other, net	(124)	(20)
Net changes in operating assets and liabilities	580	(789)
Net cash provided by operating activities	$3,874	$2,513
•Impairment of assets in fiscal 2019 included a $41 million impairment related to the planned sale of a business.
•Other, net in fiscal 2020 included a $112 million gain related to pension plan terminations.
•Cash flows associated with changes in operating assets and liabilities:
•2020 – Increased primarily due to decreased accounts receivable, decreased inventories, increased accrued salaries, wages & benefits, and increased taxes payable, partially offset by decreased accounts payable. The changes in accounts receivable and accounts payable are largely due to the timing of payments and sales. The decrease in inventories is primarily due to decreased inventory volumes in the Prepared Foods segment. The increase in accrued salaries, wages and benefits is primarily due to increased incentive-based compensation. The increase in taxes payable is primarily related to timing of payments, in large part due to payroll tax deferrals associated with the CARES Act.
•2019 – Decreased primarily due to increased accounts receivable and inventory and decreased income taxes payable. The increase in accounts receivable is primarily due to the timing of sales and payments. The increase in inventory is primarily due to increased volumes and costs in the Prepared Foods segment. Decreased income taxes payable is primarily due to reduced taxable income, change in federal tax rate and timing of payments related to the sale of non-protein businesses in fiscal 2018.

Cash Flows from Investing Activities		in millions
	2020	2019
Additions to property, plant and equipment	$(1,199)	$(1,259)
(Purchases of)/Proceeds from marketable securities, net	(18)	(1)
Acquisitions, net of cash acquired	—	(2,462)
Proceeds from sale of businesses	29	170
Acquisitions of Equity Investments	(183)	—
Other, net	(52)	88
Net cash used for investing activities	$(1,423)	$(3,464)
•Additions to property, plant and equipment included spending for production growth, safety and animal well-being, in addition to acquiring new equipment, infrastructure replacements and upgrades to maintain competitive standing and position us for future opportunities.

•Capital spending for fiscal 2021 is expected to approximate $1.2 billion to $1.4 billion and will include spending for capacity expansion, growth, safety, animal well-being, infrastructure replacements and upgrades, and operational improvements that are expected to result in production and labor efficiencies, yield improvements and sales channel flexibility.
•Purchases of marketable securities included funding for our deferred compensation plans.
•Acquisitions, net of cash acquired, included the acquisition of two valued-added protein businesses in fiscal 2019. For further description regarding these acquisitions refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 3: Acquisitions and Dispositions.
•Acquisition of equity investments in fiscal 2020 is related to the purchases of a 40% interest in a vertically integrated Brazilian poultry producer and a 50% interest in a joint venture serving the worldwide fats and oils market.
•Proceeds from sale of businesses related to the proceeds received from sale of a prepared foods business in fiscal 2020 and a chicken further processing facility in fiscal 2019. For further description refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 3: Acquisitions and Dispositions.
•Other, net primarily included deposits for capital expenditures in fiscal 2020 and primarily related to the net proceeds from the sale of an investment in fiscal 2019.

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
•Proceeds from issuance of debt and borrowings/payments on revolving credit facility:
•2020 – On March 27, 2020, we executed a new $1.5 billion term loan facility to repay our commercial paper, repay outstanding balances under our revolving credit facility and for general liquidity purposes.
•2019 – Proceeds from issuance of debt included $1,800 million proceeds from the issuance of a 364-day term loan for the initial financing of the Keystone Foods acquisition and subsequent issuance of $2,800 million senior unsecured notes which were primarily used to extinguish our 364-day term loan and to repay commercial paper obligations used to fund the Keystone Foods acquisition as well as to fund all or a portion of the purchase price for the acquisition of the Thai and European operations.
•Payments on debt included:
•2020 – We extinguished the $350 million outstanding balance of our senior notes due June 2020, the $400 million outstanding balance of our senior notes due August 2020 and the $278 million outstanding balance of our senior notes due September 2020 using cash on hand.
•2019 – We extinguished the $1,800 million outstanding balance of our 364-day term loan, the $300 million outstanding balance of our May 2019 Notes and the $1,000 million outstanding balance of our August 2019 Notes using proceeds received from the issuance of debt, cash on hand and other liquidity sources.
•Proceeds from issuance and repayment of short-term debt in the form of commercial paper:
•2020 – We had net repayments of $999 million to our unsecured short-term promissory notes ("commercial paper") pursuant to our commercial paper program.
•2019 – We had net issuances of $395 million to our commercial paper pursuant to our commercial paper program.
•Purchases of Tyson Class A common stock included:
•$150 million for shares repurchased pursuant to our share repurchase program in both fiscal 2020 and fiscal 2019.
•$57 million and $102 million for shares repurchased to fund certain obligations under our equity compensation plans in fiscal 2020 and 2019, respectively.
•Dividends paid during fiscal 2020 included a 12% increase to our fiscal 2019 quarterly dividend rate.

Liquidity					in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available at October 3, 2020
Cash and cash equivalents					$1,420
Short-term investments					—
Term loan facility	March 2022	$1,500	$—	$1,500	—
Revolving credit facility	March 2023	$1,750	$—	$—	1,750
Commercial Paper					—
Total liquidity					$3,170
•Liquidity includes cash and cash equivalents, short-term investments, and availability under our revolving credit and term loan facilities, less outstanding commercial paper balance.
•At October 3, 2020, we had current debt of $548 million, which we intend to repay with cash generated from our operating activities and other existing or new liquidity sources.
•The revolving credit facility supports our short-term funding needs and also serves to backstop our commercial paper program. Our maximum borrowing under the revolving credit facility during fiscal 2020 was $390 million.
•We expect net interest expense will approximate $440 million for fiscal 2021.
•Our ratio of short-term assets to short-term liabilities ("current ratio") was 1.8 to 1 and 1.3 to 1 at October 3, 2020, and September 28, 2019, respectively. The increase in fiscal 2020 was primarily due to increased cash and reduced current debt.
•At October 3, 2020, $466 million of our cash was held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. We manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. We intend to repatriate excess cash (net of applicable withholding taxes) not subject to regulatory requirements and to indefinitely reinvest outside of the United States the remainder of cash held by foreign subsidiaries. We do not expect the regulatory restrictions or taxes on repatriation to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.
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
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At October 3, 2020, and September 28, 2019, the ratio of our net debt to EBITDA was 2.3x and 2.9x, respectively. Refer to Part II, Item 6, Selected Financial Data, for an explanation and reconciliation to comparable GAAP measures. The decrease in this ratio for fiscal 2020 is due to a decrease in net debt of $1,528 million and an increase in EBITDA.

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
(1)In the event of a default on payment, acceleration of the principal payments could occur.
(2)Interest payments include interest on all outstanding debt. Payments are estimated for variable rate and variable term debt based on effective interest rates at October 3, 2020, and expected payment dates.
(3)Amounts include guarantees of obligations related to certain outside third parties, which consist of leases, debt and livestock grower loans, all of which are substantially collateralized by the underlying assets, as well as residual value guarantees covering certain operating leases for various types of equipment. The amounts included are the maximum potential amount of future payments.
(4)For additional information regarding operating leases, refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 6: Leases.
(5)Amounts include agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligations amount included items, such as future purchase commitments for grains and livestock purchase contracts, that provide terms that meet the above criteria. For certain grain purchase commitments with a fixed quantity provision, we have assumed the future obligations under the commitment based on available commodity futures prices as published in observable active markets as of October 3, 2020. We have excluded future purchase commitments for contracts that do not meet these criteria. Purchase orders are not included in the table, as a purchase order is an authorization to purchase and is cancelable. Contracts for goods or services that contain termination clauses without penalty have also been excluded.
(6)Amounts include estimated amounts to complete buildings and equipment under construction as of October 3, 2020.
(7)Other long-term liabilities primarily consist of deferred compensation, deferred income, self-insurance and asset retirement obligations. Amount also consists of $185 million of payroll tax deferrals associated with the CARES Act, which we expect will be paid in fiscal 2022 and fiscal 2023. We are unable to reliably estimate the amount and timing of the remaining payments beyond fiscal 2020; therefore, we have only included the total liability in the table above. We also have employee benefit obligations consisting of pensions and other postretirement benefits of $297 million that are excluded from the table above. A discussion of the Company's pension and postretirement plans, including funding matters, is included in Part II, Item 8, Notes to Consolidated Financial Statements, Note 16: Pensions and Other Postretirement Benefits.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three years ended October 3, 2020
	in millions, except per share data
	2020	2019	2018
Sales	$43,185	$42,405	$40,052
Cost of Sales	37,801	37,383	34,956
Gross Profit	5,384	5,022	5,096
Selling, General and Administrative	2,376	2,252	2,127
Operating Income	3,008	2,770	2,969
Other (Income) Expense:
Interest income	(10)	(11)	(7)
Interest expense	485	462	350
Other, net	(131)	(55)	(56)
Total Other (Income) Expense	344	396	287
Income before Income Taxes	2,664	2,374	2,682
Income Tax Expense (Benefit)	593	381	(291)
Net Income	2,071	1,993	2,973
Less: Net Income Attributable to Noncontrolling Interests	10	13	3
Net Income Attributable to Tyson	$2,061	$1,980	$2,970
Weighted Average Shares Outstanding:
Class A Basic	293	293	295
Class B Basic	70	70	70
Diluted	365	366	369
Net Income Per Share Attributable to Tyson:
Class A Basic	$5.79	$5.56	$8.29
Class B Basic	$5.21	$4.99	$7.46
Diluted	$5.64	$5.40	$8.04
See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three years ended October 3, 2020
	in millions
	2020	2019	2018
Net Income	$2,071	$1,993	$2,973
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	9	(15)	(7)
Investments	1	2	(1)
Currency translation	(29)	(23)	(29)
Postretirement benefits	(43)	(66)	(7)
Total Other Comprehensive Income (Loss), Net of Taxes	(62)	(102)	(44)
Comprehensive Income	2,009	1,891	2,929
Less: Comprehensive Income Attributable to Noncontrolling Interests	10	13	3
Comprehensive Income Attributable to Tyson	$1,999	$1,878	$2,926
See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED BALANCE SHEETS

October 3, 2020, and September 28, 2019
in millions, except share and per share data
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$1,420	$484
Accounts receivable, net	1,952	2,173
Inventories	3,859	3,929
Other current assets	367	404
Total Current Assets	7,598	6,990
Net Property, Plant and Equipment	7,596	7,282
Goodwill	10,899	10,844
Intangible Assets, net	6,774	7,037
Other Assets	1,589	765
Total Assets	$34,456	$32,918
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$548	$2,102
Accounts payable	1,876	1,926
Other current liabilities	1,810	1,485
Total Current Liabilities	4,234	5,513
Long-Term Debt	10,791	9,830
Deferred Income Taxes	2,317	2,309
Other Liabilities	1,728	1,172
Commitments and Contingencies (Note 21)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 378 million shares	38	38
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,433	4,378
Retained earnings	15,100	13,655
Accumulated other comprehensive gain (loss)	(179)	(117)
Treasury stock, at cost – 83 million shares at October 3, 2020 and 82 million shares at September 28, 2019	(4,145)	(4,011)
Total Tyson Shareholders’ Equity	15,254	13,950
Noncontrolling Interests	132	144
Total Shareholders’ Equity	15,386	14,094
Total Liabilities and Shareholders’ Equity	$34,456	$32,918
See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Three years ended October 3, 2020
				in millions
	2020		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance at beginning of year	378	$38	378	$38	378	$38
Issuance of Class A common stock	—	—	—	—	—	—
Balance at end of year	378	38	378	38	378	38

Class B Common Stock:
Balance at beginning and end of year	70	7	70	7	70	7

Capital in Excess of Par Value:
Balance at beginning of year		4,378		4,387		4,378
Stock-based compensation and other		55		(9)		9
Balance at end of year		4,433		4,378		4,387

Retained Earnings:
Balance at beginning of year		13,655		12,239		9,740
Net income attributable to Tyson		2,061		1,980		2,970
Dividends		(616)		(564)		(458)
Reclass from Accumulated Other Comprehensive Income (Loss), Net of Tax (1)		—		—		(13)
Balance at end of year		15,100		13,655		12,239

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of year		(117)		(15)		16
Other Comprehensive Income (Loss)		(62)		(102)		(44)
Reclass to Retained Earnings (1)		—		—		13
Balance at end of year		(179)		(117)		(15)

Treasury Stock:
Balance at beginning of year	82	(4,011)	82	(3,943)	80	(3,674)
Purchase of Class A common stock	2	(207)	4	(252)	6	(427)
Stock-based compensation	(1)	73	(4)	184	(4)	158
Balance at end of year	83	(4,145)	82	(4,011)	82	(3,943)

Total Shareholders’ Equity Attributable to Tyson		$15,254		$13,950		$12,713

Equity Attributable to Noncontrolling Interests:
Balance at beginning of year		$144		$8		$18
Net income attributable to noncontrolling interests		10		13		3
Distributions to noncontrolling interest		(13)		(3)		(3)
Business combination and other		(9)		126		(10)
Total Equity Attributable to Noncontrolling Interests		$132		$144		$8

Total Shareholders’ Equity		$15,386		$14,094		$12,721
(1) Reclass from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act ("Tax Act"), following adoption of the applicable new accounting standard for the fiscal year ended September 29, 2018.
See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three years ended October 3, 2020
	in millions
	2020	2019	2018
Cash Flows From Operating Activities:
Net income	$2,071	$1,993	$2,973
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	900	819	723
Amortization	292	279	220
Deferred income taxes	18	77	(874)
Gain on dispositions of businesses	—	(17)	(42)
Impairment of assets	48	94	175
Stock-based compensation expense	89	77	69
Other, net	(124)	(20)	(58)
(Increase) decrease in accounts receivable	191	(226)	(2)
(Increase) decrease in inventories	86	(157)	(144)
Increase (decrease) in accounts payable	(64)	(55)	(44)
Increase (decrease) in income taxes payable/receivable	62	(254)	111
Increase (decrease) in interest payable	(41)	47	(3)
Net changes in other operating assets and liabilities	346	(144)	(141)
Cash Provided by Operating Activities	3,874	2,513	2,963
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(1,199)	(1,259)	(1,200)
Purchases of marketable securities	(105)	(64)	(42)
Proceeds from sale of marketable securities	87	63	37
Acquisitions, net of cash acquired	—	(2,462)	(1,474)
Proceeds from sale of businesses	29	170	797
Acquisition of equity investments	(183)	—	—
Other, net	(52)	88	(24)
Cash Used for Investing Activities	(1,423)	(3,464)	(1,906)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	1,609	4,634	1,148
Payments on debt	(1,212)	(3,208)	(1,307)
Borrowings on revolving credit facility	1,210	1,135	1,755
Payments on revolving credit facility	(1,280)	(1,065)	(1,755)
Proceeds from issuance of commercial paper	14,272	17,722	21,024
Repayments of commercial paper	(15,271)	(17,327)	(21,197)
Purchases of Tyson Class A common stock	(207)	(252)	(427)
Dividends	(601)	(537)	(431)
Stock options exercised	30	99	102
Other, net	(18)	(30)	(14)
Cash Provided by (Used for) Financing Activities	(1,468)	1,171	(1,102)
Effect of Exchange Rate Change on Cash	(1)	(6)	(3)
Increase (decrease) in Cash and Cash Equivalents and Restricted Cash	982	214	(48)
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	484	270	318
Cash and Cash Equivalents and Restricted Cash at End of Year	1,466	484	270
Less: Restricted Cash at End of Year	46	—	—
Cash and Cash Equivalents at End of Year	$1,420	$484	$270
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
Inventories: Processed products, livestock and supplies and other are valued at the lower of cost or net realizable value. Cost includes purchased raw materials, live purchase costs, livestock growout costs (primarily feed, livestock grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories. In fiscal 2020 and fiscal 2019, the cost of inventories was determined by either the first-in, first-out (“FIFO”) method or the weighted-average method. The following table reflects the major components of inventory at October 3, 2020, and September 28, 2019 (in millions):

	2020	2019
Processed products	$2,223	$2,362
Livestock(1)	977	971
Supplies and other	659	596
Total inventory	$3,859	$3,929
(1) As of October 3, 2020 the Livestock amounts have changed from $1,262 million as originally reported to $977 million as revised and as of September 28, 2019 have changed from $1,150 million as originally reported to $971 million as revised as further discussed below in the section “Revision.”
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

Leases: We determine if an agreement is or contains a lease at its inception by evaluating if an identified asset exists that we control for a period of time. When a lease exists, we classify it as a finance or operating lease and record a right-of-use (“ROU”) asset and a corresponding lease liability at lease commencement. We have elected to not record leases with a term of 12 months or less in our Consolidated Balance Sheets, and accordingly, lease expense for these short-term leases is recognized on a straight-line basis over the lease term. Finance lease assets are presented within Net Property, Plant and Equipment and finance lease liabilities are presented within Current and Long-Term Debt in our Consolidated Balance Sheets. Finance lease disclosures are omitted as they are deemed immaterial. Operating ROU assets are presented within Other Assets, and operating lease liabilities are recorded within Other current liabilities and Other Liabilities in our Consolidated Balance Sheets. Lease assets are subject to review for impairment within the related long-lived asset group.
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
Revision: Subsequent to the filing of the Original Form 10-K on November 16, 2020, the Company discovered information that led to an internal investigation relating to one of its cattle suppliers and determined that this supplier made misrepresentations regarding the number of cattle the supplier purchased on behalf of the Company’s Beef segment. Based upon the recently completed investigation, the Company determined that the misappropriation of Company funds by the supplier caused the Company to overstate live cattle inventory for fiscal years and interim periods from 2017 through 2020. The resulting loss to the Company and related inventory misstatement is isolated to the Beef segment and is attributable solely to this cattle supplier. The Company concluded that the misrepresentations regarding live cattle inventory did not have a material impact on the Company’s previously issued annual and interim period consolidated financial statements. However, the Company determined it necessary to revise the accompanying consolidated annual financial statements to correct the misstatement in the periods impacted. The applicable notes to the accompanying financial statements have also been revised to correct for these misstatements. Refer to Note 22: Quarterly Financial Data (Unaudited) for the impact of the misstatements and resulting revision on our unaudited interim quarterly financial information.

The following tables reflect the impact of this revision on our consolidated financial statements as of and for the fiscal years indicated:

Consolidated Balance Sheets					in millions
	As of October 3, 2020			As of September 28, 2019
	As originally reported	Adjustments	As revised	As originally reported	Adjustments	As revised
Inventories	$4,144	$(285)	$3,859	$4,108	$(179)	$3,929
Total Current Assets	7,883	(285)	7,598	7,169	(179)	6,990
Total Assets	34,741	(285)	34,456	33,097	(179)	32,918
Deferred Income Taxes	2,391	(74)	2,317	2,356	(47)	2,309
Retained Earnings (a)	15,311	(211)	15,100	13,787	(132)	13,655
Total Tyson Shareholders' Equity	15,465	(211)	15,254	14,082	(132)	13,950
Total Shareholders' Equity	15,597	(211)	15,386	14,226	(132)	14,094
Total Liabilities and Shareholders' Equity	34,741	(285)	34,456	33,097	(179)	32,918

Consolidated Statements of Income								in millions
	Year ended October 3, 2020			Year ended September 28, 2019			Year ended September 29, 2018
	As originally reported	Adjustments	As revised	As originally reported	Adjustments	As revised	As originally reported	Adjustments	As revised
Selling, General and Administrative	$2,270	$106	$2,376	$2,195	$57	$2,252	$2,064	$63	$2,127
Operating Income	3,114	(106)	3,008	2,827	(57)	2,770	3,032	(63)	2,969
Income before Income Taxes	2,770	(106)	2,664	2,431	(57)	2,374	2,745	(63)	2,682
Income Tax Expense (Benefit)	620	(27)	593	396	(15)	381	(282)	(9)	(291)
Net Income	2,150	(79)	2,071	2,035	(42)	1,993	3,027	(54)	2,973
Net Income Attributable to Tyson	2,140	(79)	2,061	2,022	(42)	1,980	3,024	(54)	2,970
Net Income Per Share Attributable to Tyson:
Class A	$6.02	$(0.23)	$5.79	$5.67	$(0.11)	$5.56	$8.44	$(0.15)	$8.29
Class B	$5.41	$(0.20)	$5.21	$5.10	$(0.11)	$4.99	$7.59	$(0.13)	$7.46
Diluted	$5.86	$(0.22)	$5.64	$5.52	$(0.12)	$5.40	$8.19	$(0.15)	$8.04

Consolidated Statements of Comprehensive Income								in millions
	Year ended October 3, 2020			Year ended September 28, 2019			Year ended September 29, 2018
	As originally reported	Adjustments	As revised	As originally reported	Adjustments	As revised	As originally reported	Adjustments	As revised
Net Income	$2,150	$(79)	$2,071	$2,035	$(42)	$1,993	$3,027	$(54)	$2,973
Comprehensive Income	2,088	(79)	2,009	1,933	(42)	1,891	2,983	(54)	2,929
Comprehensive Income Attributable to Tyson	2,078	(79)	1,999	1,920	(42)	1,878	2,980	(54)	2,926

Consolidated Statements of Cash Flows								in millions
	Year ended October 3, 2020			Year ended September 28, 2019			Year ended September 29, 2018
	As originally reported	Adjustments	As revised	As originally reported	Adjustments	As revised	As originally reported	Adjustments	As revised
Net Income	$2,150	$(79)	$2,071	$2,035	$(42)	$1,993	$3,027	$(54)	$2,973
Deferred Income Taxes	45	(27)	18	92	(15)	77	(865)	(9)	(874)
(Increase) decrease in inventories	(20)	106	86	(214)	57	(157)	(207)	63	(144)
(a) Beginning Retained Earnings for the fiscal year ended September 28, 2019 was revised from $12,329 million to $12,239 million to reflect the $90 million misappropriation and resulting overstatement of live cattle inventory that originated prior to fiscal 2019, including $36 million which originated prior to fiscal 2018.

Recently Issued Accounting Pronouncements:
In August 2020, the Financial Accounting Standards Board (“FASB”) issued guidance that simplifies the accounting for debt with conversion options, revises the criteria for applying the derivative scope exception for contracts in an entity’s own equity, and improves the consistency for the calculation of earnings per share. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2021, our fiscal 2023. Early adoption is permitted for annual periods and interim periods within those annual periods beginning after December 15, 2020, our fiscal 2022. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
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

NOTE 3: ACQUISITIONS AND DISPOSITIONS
Acquisitions
On June 3, 2019, we acquired the Thai and European operations of BRF S.A. (“Thai and European operations”) for $326 million, net of cash acquired, subject to certain adjustments, as a part of our growth strategy to expand offerings of value-added protein in global markets. Its results, subsequent to the acquisition closing, are included in International/Other for segment presentation. The purchase price allocation included $262 million of net working capital, including $56 million of cash acquired, $89 million of Property, Plant and Equipment, $47 million of Goodwill, $23 million of Intangible Assets, $24 million of Other Liabilities, $8 million of Deferred Income Taxes and $7 million of Noncontrolling Interest. Intangible Assets included customer relationships which will be amortized over a life of 7 years. We do not expect the goodwill to be deductible for income tax purposes. During fiscal 2020, we recorded measurement period adjustments, which increased Goodwill by $46 million, including a reduction to net working capital of $45 million, a reduction to Property, Plant and Equipment of $4 million, and a decrease in Deferred Income Taxes of $3 million.
On November 30, 2018, we acquired all of the outstanding common stock of MFG (USA) Holdings, Inc. and McKey Luxembourg Holdings S.à.r.l. (“Keystone Foods”) from Marfrig Global Foods (“Marfrig”) for $2.3 billion in cash, subject to certain adjustments. The acquisition was accounted for using the acquisition method of accounting and the results of Keystone Foods' domestic and international results, subsequent to the acquisition closing, are included in our Chicken segment and International/Other, respectively.
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

On August 20, 2018, we acquired the assets of American Proteins, Inc. and AMPRO Products, Inc. (“American Proteins”), a poultry rendering and blending operation for $864 million, as part of our strategic expansion and sustainability initiatives. Its results, subsequent to the acquisition closing, are included in our Chicken segment. The purchase price allocation included $56 million of net working capital, $152 million of Property, Plant and Equipment, $361 million of Intangible Assets, $308 million of Goodwill, and $13 million of Other liabilities. Intangible Assets primarily included $310 million assigned to supply network which will be amortized over 14 years and $51 million assigned to customer relationships which will be amortized over a weighted average of 12 years. All of the goodwill acquired is amortizable for tax purposes. During fiscal 2019, we settled the net-working capital purchase price adjustment reducing the purchase price by $2 million and recorded measurement period adjustments which increased goodwill by $66 million, including a reduction to net working capital of $15 million, a reduction to Property, Plant and Equipment of $3 million, and a reduction to intangible assets of $50 million.
On June 4, 2018, we acquired Tecumseh Poultry, LLC (“Tecumseh”), a vertically integrated value-added protein business for $382 million, net of cash acquired, as part of our strategy to grow in the high quality, branded poultry market. Its results, subsequent to the acquisition closing, are included in our Chicken segment. The purchase price allocation included $13 million of net working capital, including $1 million of cash acquired, $49 million of Property, Plant and Equipment, $227 million of Intangible Assets and $94 million of Goodwill. Intangible Assets included $193 million assigned to brands and trademarks which will be amortized over 20 years. All of the goodwill acquired is amortizable for tax purposes.
On November 10, 2017, we acquired Original Philly Holdings, Inc. (“Original Philly”), a value-added protein business, for $226 million, net of cash acquired, as part of our strategic expansion initiative. Its results, subsequent to the acquisition closing, are included in our Prepared Foods and Chicken segments. The purchase price allocation included $21 million of net working capital, including $10 million of cash acquired, $13 million of Property, Plant and Equipment, $90 million of Intangible Assets and $111 million of Goodwill. We allocated $82 million and $29 million of goodwill to our Prepared Foods and Chicken segments, respectively, using the acquisition method approach. All of the goodwill acquired is amortizable for tax purposes.
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
NOTE 7: RESTRUCTURING AND RELATED CHARGES
In the first quarter of fiscal 2020, the Company approved a restructuring program (the “2020 Program”), which is expected to contribute to the Company’s overall strategy of financial fitness through the elimination of overhead and consolidation of certain enterprise functions. In the fourth quarter of fiscal 2020, the Company extended the 2020 Program as it identified additional opportunities to eliminate overhead by optimizing organizational structures and other activities. We have recognized $60 million of cumulative pretax charges in fiscal 2020 associated with the 2020 Program consisting of severance and employee related costs. As part of the 2020 Program, we are eliminating positions across several areas and job levels, with eliminated positions originating from the corporate offices in Springdale, Arkansas and Chicago, Illinois, as well as certain production facility and supply chain administrative positions. The majority of the positions have already been or are expected to be eliminated by the end of fiscal 2021.

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
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured short-term promissory notes (“commercial paper”) up to an aggregate maximum principal amount of $1 billion. As of October 3, 2020, we had no commercial paper outstanding. On April 1, 2020, we repaid the outstanding balance of the commercial paper using proceeds from the Term Loan Facility due March 2022. Our ability to access commercial paper in the future may be limited or its costs increased, due to market conditions which have been impacted in part by COVID-19.

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
NOTE 9: EQUITY
Capital Stock
We have two classes of capital stock, Class A Common stock, $0.10 par value (“Class A stock”) and Class B Common Stock, $0.10 par value (“Class B stock”). Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share, while holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of October 3, 2020, Tyson Limited Partnership (the “TLP”) owned 99.985% of the outstanding shares of Class B stock and the TLP and members of the Tyson family owned, in the aggregate, 2.23% of the outstanding shares of Class A stock, giving them, collectively, control of approximately 71.06% of the total voting power of the outstanding voting stock.
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

A summary of cumulative share repurchases of our Class A stock for fiscal 2020, 2019 and 2018 is as follows (in millions):

	October 3, 2020		September 28, 2019		September 29, 2018
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	1.8	$150	2.3	$150	4.9	$350
To fund certain obligations under equity compensation plans	0.7	57	1.4	102	1.0	77
Total share repurchases	2.5	$207	3.7	$252	5.9	$427
NOTE 10: INCOME TAXES
Detail of the provision (benefit) for income taxes from continuing operations consists of the following (in millions):

	2020	2019	2018
Federal	$477	$314	$(431)
State	98	38	114
Foreign	18	29	26
	$593	$381	$(291)

Current	$575	$304	$583
Deferred	18	77	(874)
	$593	$381	$(291)
The reasons for the difference between the statutory federal income tax rate and our effective income tax rate from continuing operations are as follows:

	2020	2019	2018
Federal income tax rate	21.0%	21.0%	24.5%
State income taxes	2.9	2.8	3.2
Unrecognized tax benefits, net	(0.1)	(6.7)	(0.1)
Impact of the Tax Act	—	—	(38.4)
Domestic production deduction	—	—	(1.7)
Impairment and sale of non-protein businesses	—	—	3.2
Other	(1.5)	(1.0)	(1.5)
	22.3%	16.1%	(10.8)%
During fiscal 2020, state tax expense, net of federal benefit, was $78 million.
During fiscal 2019, changes in unrecognized tax benefits decreased tax expense by $160 million, and state tax expense, excluding changes in unrecognized tax benefits and net of federal tax benefit, was $66 million.
During fiscal 2018, the domestic production deduction decreased tax expense by $46 million, and state tax expense, net of federal tax benefit, was $86 million. The change in federal tax rate from the Tax Act resulted in a tax benefit of $996 million related to deferred tax remeasurement. Additionally, favorable timing differences deductible in fiscal 2018 at the 24.5% blended tax rate but reversing in future years at 21% resulted in a $33 million tax benefit. The impacts of the non-deductible impairment and sale of certain assets in our non-protein businesses increased the effective tax rate by 3.2%.
Approximately $2,605 million, $2,275 million and $2,637 million of income from continuing operations before income taxes for fiscal 2020, 2019 and 2018, respectively, were from our operations based in the United States.
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

Under generally accepted accounting principles (“U.S. GAAP”), specifically ASC Topic 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted, or December 22, 2017, for the Tax Act. ASC 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred taxes were remeasured based upon the new tax rates. The change in deferred taxes was recorded as an adjustment to our fiscal 2018 deferred tax provision.
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
The tax effects of major items recorded as deferred tax assets and liabilities as of October 3, 2020, and September 28, 2019, are as follows (in millions):

	2020		2019
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$923	$—	$891
Intangible assets	—	1,591	—	1,624
ROU assets	—	154	—	—
Accrued expenses	341	—	297	—
Lease liabilities	129	—	—	—
Net operating loss and other carryforwards	137	—	99	—
Other	149	265	131	231
	$756	$2,933	$527	$2,746
Valuation allowance	$(127)		$(86)
Net deferred tax liability		$2,304		$2,305
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

NOTE 12: EARNINGS PER SHARE
The earnings and weighted average common shares used in the computation of basic and diluted earnings per share are as follows:

	in millions, except per share data
	2020	2019	2018
Numerator:
Net income	$2,071	$1,993	$2,973
Less: Net income attributable to noncontrolling interests	10	13	3
Net income attributable to Tyson	2,061	1,980	2,970
Less dividends declared:
Class A	508	465	378
Class B	108	99	80
Undistributed earnings	$1,445	$1,416	$2,512

Class A undistributed earnings	$1,189	$1,166	$2,070
Class B undistributed earnings	256	250	442
Total undistributed earnings	$1,445	$1,416	$2,512

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	293	293	295
Class B weighted average shares, and shares under if-converted method for diluted earnings per share	70	70	70
Effect of dilutive securities:
Stock options and restricted stock	2	3	4
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	365	366	369

Net Income Per Share Attributable to Tyson:
Class A Basic	$5.79	$5.56	$8.29
Class B Basic	$5.21	$4.99	$7.46
Diluted	$5.64	$5.40	$8.04
Dividends Declared Per Share:
Class A	$1.725	$1.575	$1.275
Class B	$1.553	$1.418	$1.148
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
We recognize all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets, with the exception of normal purchases and normal sales expected to result in physical delivery. For those derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument based upon the exposure being hedged (i.e., cash flow hedge or fair value hedge). We designate certain forward contracts as follows:
•Cash Flow Hedges – include certain commodity forward and option contracts of forecasted purchases (i.e., grains), interest rate swaps and locks, and certain foreign exchange forward contracts.
•Fair Value Hedges – include certain commodity forward contracts of firm commitments (i.e., livestock).
Cash flow hedges
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes as well as interest rates to our variable rate debt. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant during fiscal 2020, 2019 and 2018. As of October 3, 2020, we have net pretax losses of $1 million for our commodity contracts, which are expected to be reclassified into earnings within the next 12 months. Additionally, we have $16 million of realized losses related to treasury rate locks in connection with the issuance of the 2026, 2029 and 2048 Notes, which will be reclassified to earnings over the lives of these notes. During fiscal 2020, 2019 and 2018, we did not reclassify significant pretax gains or losses into earnings as a result of the discontinuance of cash flow hedges. The following table sets forth the pretax impact of cash flow hedge derivative instruments in Other Comprehensive Income (in millions):

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
Level 2 — Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:
•Quoted prices for similar assets or liabilities in active markets;
•Quoted prices for identical or similar assets in non-active markets;
•Inputs other than quoted prices that are observable for the asset or liability; and
•Inputs derived principally from or corroborated by other observable market data.
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
NOTE 15: STOCK-BASED COMPENSATION
We issue shares under our stock-based compensation plans by issuing Class A stock from treasury. The total number of shares available for future grant under the Tyson Foods, Inc. 2000 Stock Incentive Plan (“Incentive Plan”) was 9,979,081 at October 3, 2020.
Stock Options
Shareholders approved the Incentive Plan in January 2001. The Incentive Plan is administered by the Compensation and Leadership Development Committee of the Board of Directors (“Compensation Committee”). The Incentive Plan includes provisions for granting incentive stock options for shares of Class A stock at a price not less than the fair value at the date of grant. Nonqualified stock options may be granted at a price equal to or more than the fair value of Class A stock on the date the option is granted. Stock options under the Incentive Plan generally become exercisable ratably over three years from the date of grant and must be exercised within 10 years from the date of grant. Our policy is to recognize compensation expense on a straight-line basis over the requisite service period for the entire award. Forfeitures are recognized as they occur.

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

Our participation in these multi-employer plans for fiscal 2020 is outlined below. The EIN/Pension Plan Number column provides the Employer Identification Number (“EI”) and the three-digit plan number. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) zone status available in fiscal 2020 and fiscal 2019 is for the plan's year beginning January 1, 2020, and 2019, respectively. The zone status is based on information that we have received from the plan and is certified by the plan's actuaries. Among other factors, plans in the red zone are generally less than 65 percent funded. Plans that are critical and declining status are projected to have an accumulated funding deficiency. The FIP/RP Status column indicates plans for which a financial improvement plan (“FIP”) or rehabilitation plan (“RP”) is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreements to which the plan is subject. During fiscal 2019, as part of our acquisition of Keystone Foods, we acquired an interest in four multi-employer plans. Our interest in two of these plans was subsequently disposed of in conjunction with the divestiture of a chicken further processing facility acquired during the Keystone Foods acquisition. See Note 3: Acquisitions and Divestitures for additional information on these transactions. Additionally, during fiscal 2019, we initiated our withdrawal from the Retail, Wholesale and Department Store International Union and Industry Pension Fund (“RWDSU Fund”). As a result of our withdrawal from the RWDSU Fund, we recorded a $15 million termination liability. We received the withdrawal letter from the RWDSU fund during fiscal 2020 and reduced the termination liability accordingly to $10 million. Subsequently during fiscal 2020, we initiated our withdrawal from the Pension Fund of Local 227. As a result of our withdrawal from the Pension Fund of Local 227, we recorded a $1 million termination liability.
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

Information on segments and a reconciliation to income from continuing operations before income taxes are as follows (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Intersegment Sales	Consolidated
Fiscal 2020
Sales	$15,742	$5,128	$13,234	$8,532	$1,856	$(1,307)	$43,185
Operating Income (Loss)	1,580	565	122	743	(2)		3,008
Total Other (Income) Expense							344
Income before Income Taxes							2,664
Depreciation and amortization	106	56	553	398	65		1,178
Total Assets	3,223	1,516	11,028	14,883	3,806		34,456
Additions to property, plant and equipment	219	117	577	211	75		1,199
Fiscal 2019
Sales	$15,828	$4,932	$13,300	$8,418	$1,289	$(1,362)	$42,405
Operating Income (Loss)	1,050	263	621	843	(7)		2,770
Total Other (Income) Expense							396
Income before Income Taxes							2,374
Depreciation and amortization	97	47	513	397	32		1,086
Total Assets	2,958	1,372	10,807	15,138	2,643		32,918
Additions to property, plant and equipment	133	128	637	246	115		1,259
Fiscal 2018
Sales	$15,473	$4,879	$12,044	$8,668	$305	$(1,317)	$40,052
Operating Income (Loss)	950	361	866	845	(53)		2,969
Total Other (Income) Expense							287
Income before Income Taxes							2,682
Depreciation and amortization	103	42	368	410	10		933
Total Assets	2,939	1,265	8,794	15,063	926		28,987
Additions to property, plant and equipment	107	150	570	228	145		1,200
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

NOTE 22: QUARTERLY FINANCIAL DATA (UNAUDITED)
Revision of Previously Issued Unaudited Consolidated Condensed Financial Statements
As described in Note 1: Business and Summary of Significant Accounting Policies, the Company determined it necessary to revise the accompanying consolidated annual and interim quarterly financial information to correct the misstatement in the periods impacted.
The following tables represent revisions to our unaudited consolidated condensed financial information for quarter-to-date interim periods in fiscal 2020 and 2019:

First Quarter	in millions, except per share data
	Quarter ended December 28, 2019			Quarter ended December 29, 2018
	As originally reported	Adjustments	As revised	As originally reported	Adjustments	As revised
Consolidated Statements of Income:
Sales	$10,815	$—	$10,815	$10,193	$—	$10,193
Gross profit	1,440	—	1,440	1,355	—	1,355
Selling, General and Administrative	614	68	682	548	28	576
Operating income	826	(68)	758	807	(28)	779
Income before Income Taxes	725	(68)	657	713	(28)	685
Income Tax Expense (Benefit)	164	(16)	148	161	(7)	154
Net income	561	(52)	509	552	(21)	531
Net income attributable to Tyson	557	(52)	505	551	(21)	530

Net income per share attributable to Tyson:
Class A Basic	$1.56	$(0.14)	$1.42	$1.54	$(0.05)	$1.49
Class B Basic	$1.40	$(0.13)	$1.27	$1.39	$(0.05)	$1.34
Diluted	$1.52	$(0.14)	$1.38	$1.50	$(0.06)	$1.44

Consolidated Statements of Comprehensive Income:
Net income	$561	$(52)	$509	$552	$(21)	$531
Comprehensive Income	599	(52)	547	549	(21)	528
Comprehensive Income Attributable to Tyson	595	(52)	543	548	(21)	527

	As of December 28, 2019			As of December 29, 2018
	As originally reported	Adjustments	As revised	As originally reported	Adjustments	As revised
Consolidated Balance Sheets:
Inventories	$4,304	$(247)	$4,057	$3,777	$(150)	$3,627
Total Current Assets	7,193	(247)	6,946	6,301	(150)	6,151
Total Assets	33,811	(247)	33,564	32,335	(150)	32,185
Deferred Income Taxes	2,369	(63)	2,306	2,330	(39)	2,291
Retained Earnings	14,178	(184)	13,994	12,719	(111)	12,608
Total Tyson Shareholders' Equity	14,419	(184)	14,235	13,127	(111)	13,016
Total Shareholders' Equity	14,566	(184)	14,382	13,259	(111)	13,148
Total Liabilities and Shareholders' Equity	33,811	(247)	33,564	32,335	(150)	32,185
First quarter fiscal 2020 net income also included $52 million pretax restructuring and related charges and $16 million pretax Beef production facility fire costs, net of insurance proceeds.
First quarter fiscal 2019 net income included $26 million pretax Keystone Foods purchase accounting and acquisition related costs, which included an $11 million purchase accounting adjustment for the amortization of the fair value step-up of inventory and $15 million of acquisition related costs, and $8 million pretax restructuring and related charges.

Second Quarter	in millions, except per share data
	Quarter ended March 28, 2020			Quarter ended March 30, 2019
	As originally reported	Adjustments	As revised	As originally reported	Adjustments	As revised
Consolidated Statements of Income:
Sales	$10,888	$—	$10,888	$10,443	$—	$10,443
Gross profit	1,021	—	1,021	1,192	—	1,192
Selling, General and Administrative	520	(14)	506	557	43	600
Operating income	501	14	515	635	(43)	592
Income before Income Taxes	491	14	505	528	(43)	485
Income Tax Expense (Benefit)	124	2	126	98	(11)	87
Net income	367	12	379	430	(32)	398
Net income attributable to Tyson	364	12	376	426	(32)	394

Net income per share attributable to Tyson:
Class A Basic	$1.03	$0.03	$1.06	$1.20	$(0.09)	$1.11
Class B Basic	$0.92	$0.03	$0.95	$1.07	$(0.08)	$0.99
Diluted	$1.00	$0.03	$1.03	$1.17	$(0.09)	$1.08

Consolidated Statements of Comprehensive Income:
Net income	$367	$12	$379	$430	$(32)	$398
Comprehensive Income	216	12	228	452	(32)	420
Comprehensive Income Attributable to Tyson	213	12	225	448	(32)	416

	As of March 28, 2020			As of March 30, 2019
	As originally reported	Adjustments	As revised	As originally reported	Adjustments	As revised
Consolidated Balance Sheets:
Inventories	$4,025	$(233)	$3,792	$3,899	$(193)	$3,706
Total Current Assets	7,099	(233)	6,866	6,376	(193)	6,183
Total Assets	33,890	(233)	33,657	32,498	(193)	32,305
Deferred Income Taxes	2,384	(61)	2,323	2,278	(50)	2,228
Retained Earnings	14,392	(172)	14,220	13,012	(143)	12,869
Total Tyson Shareholders' Equity	14,449	(172)	14,277	13,423	(143)	13,280
Total Shareholders' Equity	14,594	(172)	14,422	13,558	(143)	13,415
Total Liabilities and Shareholders' Equity	33,890	(233)	33,657	32,498	(193)	32,305
Second quarter fiscal 2020 net income included $110 million pretax gain from pension plan terminations.
Second quarter fiscal 2019 net income included $11 million pretax Keystone Foods acquisition related costs and $8 million pretax restructuring and related charges.

Third Quarter	in millions, except per share data
	Quarter ended June 27, 2020			Quarter Ended June 29, 2019
	As originally reported	Adjustments	As revised	As originally reported	Adjustments	As revised
Consolidated Statements of Income:
Sales	$10,022	$—	$10,022	$10,885	$—	$10,885
Gross profit	1,313	—	1,313	1,336	—	1,336
Selling, General and Administrative	538	2	540	555	(10)	545
Operating income	775	(2)	773	781	10	791
Income before Income Taxes	667	(2)	665	724	10	734
Income Tax Expense (Benefit)	140	(1)	139	43	2	45
Net income	527	(1)	526	681	8	689
Net income attributable to Tyson	527	(1)	526	676	8	684

Net income per share attributable to Tyson:
Class A Basic	$1.48	$—	$1.48	$1.90	$0.02	$1.92
Class B Basic	$1.33	$—	$1.33	$1.71	$0.02	$1.73
Diluted	$1.44	$—	$1.44	$1.84	$0.03	$1.87

Consolidated Statements of Comprehensive Income:
Net income	$527	$(1)	$526	$681	$8	$689
Comprehensive Income	540	(1)	539	671	8	679
Comprehensive Income Attributable to Tyson	540	(1)	539	666	8	674

	As of June 27, 2020			As of June 29, 2019
	As originally reported	Adjustments	As revised	As originally reported	Adjustments	As revised
Consolidated Balance Sheets:
Inventories	$3,915	$(235)	$3,680	$4,149	$(183)	$3,966
Total Current Assets	7,699	(235)	7,464	7,433	(183)	7,250
Total Assets	34,558	(235)	34,323	33,665	(183)	33,482
Deferred Income Taxes	2,370	(62)	2,308	2,338	(48)	2,290
Retained Earnings	14,769	(173)	14,596	13,553	(135)	13,418
Total Tyson Shareholders' Equity	14,858	(173)	14,685	13,928	(135)	13,793
Total Shareholders' Equity	15,004	(173)	14,831	14,141	(135)	14,006
Total Liabilities and Shareholders' Equity	34,558	(235)	34,323	33,665	(183)	33,482
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

Fourth Quarter	in millions, except per share data
	Quarter ended October 3, 2020			Quarter ended September 29, 2019
	As originally reported	Adjustments	As revised	As originally reported	Adjustments	As revised
Consolidated Statements of Income:
Sales	$11,460	$—	$11,460	$10,884	$—	$10,884
Gross profit	1,610	—	1,610	1,139	—	1,139
Selling, General and Administrative	598	50	648	535	(4)	531
Operating income	1,012	(50)	962	604	4	608
Income before Income Taxes	887	(50)	837	466	4	470
Income Tax Expense (Benefit)	192	(12)	180	94	1	95
Net income	695	(38)	657	372	3	375
Net income attributable to Tyson	692	(38)	654	369	3	372

Net income per share attributable to Tyson:
Class A Basic	$1.95	$(0.12)	$1.83	$1.03	$0.01	$1.04
Class B Basic	$1.76	$(0.10)	$1.66	$0.93	$—	$0.93
Diluted	$1.90	$(0.11)	$1.79	$1.01	$—	$1.01

Consolidated Statements of Comprehensive Income:
Net income	$695	$(38)	$657	$372	$3	$375
Comprehensive Income	733	(38)	695	261	3	264
Comprehensive Income Attributable to Tyson	730	(38)	692	258	3	261

	As of October 3, 2020			As of September 29, 2019
	As originally reported	Adjustments	As revised	As originally reported	Adjustments	As revised
Consolidated Balance Sheets:
Inventories	$4,144	$(285)	$3,859	$4,108	$(179)	$3,929
Total Current Assets	7,883	(285)	7,598	7,169	(179)	6,990
Total Assets	34,741	(285)	34,456	33,097	(179)	32,918
Deferred Income Taxes	2,391	(74)	2,317	2,356	(47)	2,309
Retained Earnings	15,311	(211)	15,100	13,787	(132)	13,655
Total Tyson Shareholders' Equity	15,465	(211)	15,254	14,082	(132)	13,950
Total Shareholders' Equity	15,597	(211)	15,386	14,226	(132)	14,094
Total Liabilities and Shareholders' Equity	34,741	(285)	34,456	33,097	(179)	32,918
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
The revisions set forth above did not impact total cash flows provided by operating activities and for each period presented above, the impacts of the misstatements on individual line items within cash flows provided by operating activities were not material, including net income, change in inventories for the impact of the misstatement, and deferred income taxes for the tax impact of the misstatement.

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 3, 2020 and September 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended October 3, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of October 3, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the Company not designing and maintaining effective controls over the existence of live cattle inventory.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2020 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Restatement of Management’s Conclusion Regarding Internal Control over Financial Reporting
Management and we previously concluded that the Company maintained effective internal control over financial reporting as of October 3, 2020. However, management has subsequently determined that a material weakness in internal control over financial reporting related to its management failing to design and maintain effective controls over the existence of live cattle inventory as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of September 29, 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Goodwill Impairment Assessments – Domestic Chicken and International Reporting Units
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

/s/ PricewaterhouseCoopers LLP
Fayetteville, Arkansas
November 16, 2020, except for the effects of the revision discussed in Note 1 to the consolidated financial statements and the matter discussed in the penultimate paragraph of Management’s Annual Report on Internal Control Over Financial Reporting, as to which the date is February 11, 2021.
We have served as the Company’s auditor since 2009.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). At the time that the Original Form 10-K was filed on November 16, 2020, our CEO and CFO concluded that our disclosure controls and procedures were effective as of October 3, 2020. Subsequent to this evaluation, the Company’s CEO and CFO concluded that our disclosure controls and procedures were not effective as of October 3, 2020, solely due to the material weakness in internal control over financial reporting described below.
Management’s Annual Report on Internal Control Over Financial Reporting (Restated)
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 3, 2020. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013).
A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We did not design and maintain effective controls over the existence of live cattle inventory. Specifically, we did not design and maintain effective controls to verify the existence of Company inventory in the custody of third-party live cattle suppliers and appropriately perform the live cattle inventory reconciliation and review at the designed level of precision. These deficiencies resulted in a revision related to the overstatement of inventory by approximately $285 million and $179 million as of October 3, 2020 and September 28, 2019, respectively, which also had the effect of understating selling, general and administrative expenses by approximately $106 million, $57 million, and $63 million for the years ended October 3, 2020, September 28, 2019 and September 29, 2018, respectively. Additionally, these deficiencies could result in a misstatement of the above-referenced account balances or disclosures that would result in a material misstatement to the annual or interim consolidated statements that would not be prevented or detected.
In Management's Annual Report on Internal Control Over Financial Reporting included in the Original Form 10-K, management, including our CEO and CFO, concluded our internal control over financial reporting was effective as of October 3, 2020. Management subsequently concluded that the material weakness described above existed as of October 3, 2020. As a result, management has concluded that we did not maintain effective internal control over financial reporting as of October 3, 2020 based on the criteria in Internal Control-Integrated Framework (2013 version) issued by COSO. Accordingly, management has restated its report on internal control over financial reporting.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, who audited the fiscal 2020, 2019 and 2018 financial statements included in this Amendment, has also audited the effectiveness of the Company’s internal control over financial reporting as of October 3, 2020 as stated in its report which appears in Part II, Item 8 of this Amendment.
Remediation Plan
As part of our commitment to strengthening our internal control over financial reporting, we are implementing remedial actions under the oversight of the Audit Committee of our Board of Directors to address these deficiencies, including:
•Implementing a control requiring inspection and physical verification of live cattle on third-party feedyards; and
•Training on the execution of the Company’s key control regarding the reconciliation and review of live cattle inventory, including sufficient review based on defined thresholds.
We will continue to monitor the design and effectiveness of these and other processes, procedures and controls and make any further changes management determines appropriate.
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as a part of this report:
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

21	**	Subsidiaries of the Company.

23	***	Consent of PricewaterhouseCoopers Consent of PricewaterhouseCoopers LLP.

31.1	***	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	***	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	****	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	****	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following financial information from our Annual Report on Form 10-K/A for the year ended October 3, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

104		Cover Page Interactive Data File formatted in iXBRL.

*		Indicates a management contract or compensatory plan or arrangement.
**		Previously filed with the Original Form 10-K.
***		Filed herewith.
****		Furnished herewith.
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

TYSON FOODS, INC.

By:	/s/ Stewart Glendinning	February 11, 2021
Stewart Glendinning
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Phillip W. Thomas	February 11, 2021
Phillip W. Thomas
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/Gaurdie E. Banister Jr.	Director	February 11, 2021
Gaurdie E. Banister Jr.

/s/Les R. Baledge	Director	February 11, 2021
Les R. Baledge

/s/Dean Banks	President and Chief Executive Officer	February 11, 2021
Dean Banks	(Principal Executive Officer)

/s/Mike Beebe	Director	February 11, 2021
Mike Beebe

/s/David J. Bronczek	Director	February 11, 2021
David J. Bronczek

/s/Mikel A. Durham	Director	February 11, 2021
Mikel A. Durham

/s/Stewart Glendinning	Executive Vice President and Chief Financial Officer	February 11, 2021
Stewart Glendinning	(Principal Financial Officer)

/s/Jonathan D. Mariner	Director	February 11, 2021
Jonathan D. Mariner

/s/Kevin M. McNamara	Vice Chairman of the Board of Directors	February 11, 2021
Kevin M. McNamara

/s/Cheryl S. Miller	Director	February 11, 2021
Cheryl S. Miller

/s/Jeffrey K. Schomburger	Director	February 11, 2021
Jeffrey K. Schomburger

/s/Phillip W. Thomas	Vice President, Controller and Chief Accounting Officer	February 11, 2021
Phillip W. Thomas	(Principal Accounting Officer)

/s/Robert C. Thurber	Director	February 11, 2021
Robert C. Thurber

/s/Barbara A. Tyson	Director	February 11, 2021
Barbara A. Tyson

/s/John Tyson	Chairman of the Board of Directors	February 11, 2021
John Tyson

/s/Noel White	Executive Vice Chairman of the Board of Directors	February 11, 2021
Noel White