Form 10-Q
period 2021-01-02
TYSON FOODS, INC.
filed 2021-02-11
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 2, 2021
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
Not applicable
(Former name, former address and former fiscal year, if changed since last report)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 2, 2021.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	294,722,280
Class B Common Stock, $0.10 Par Value (Class B stock)	70,010,355
Class B stock is not listed for trading on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis.
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	January 2, 2021	December 28, 2019
Sales	$10,460	$10,815
Cost of Sales	9,283	9,375
Gross Profit	1,177	1,440
Selling, General and Administrative	472	682
Operating Income	705	758
Other (Income) Expense:
Interest income	(2)	(3)
Interest expense	110	120
Other, net	(19)	(16)
Total Other (Income) Expense	89	101
Income before Income Taxes	616	657
Income Tax Expense	144	148
Net Income	472	509
Less: Net Income Attributable to Noncontrolling Interests	5	4
Net Income Attributable to Tyson	$467	$505
Weighted Average Shares Outstanding:
Class A Basic	293	293
Class B Basic	70	70
Diluted	365	367
Net Income Per Share Attributable to Tyson:
Class A Basic	$1.31	$1.42
Class B Basic	$1.18	$1.27
Diluted	$1.28	$1.38
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	January 2, 2021	December 28, 2019
Net Income	$472	$509
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	1	3
Investments	—	—
Currency translation	75	35
Postretirement benefits	1	—
Total Other Comprehensive Income (Loss), Net of Taxes	77	38
Comprehensive Income	549	547
Less: Comprehensive Income Attributable to Noncontrolling Interests	5	4
Comprehensive Income Attributable to Tyson	$544	$543
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	January 2, 2021	October 3, 2020
Assets
Current Assets:
Cash and cash equivalents	$2,406	$1,420
Accounts receivable, net	1,900	1,952
Inventories	3,915	3,859
Other current assets	323	367
Total Current Assets	8,544	7,598
Net Property, Plant and Equipment	7,664	7,596
Goodwill	10,913	10,899
Intangible Assets, net	6,719	6,774
Other Assets	1,618	1,589
Total Assets	$35,458	$34,456

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$566	$548
Accounts payable	1,997	1,876
Other current liabilities	2,286	1,810
Total Current Liabilities	4,849	4,234
Long-Term Debt	10,791	10,791
Deferred Income Taxes	2,331	2,317
Other Liabilities	1,706	1,728
Commitments and Contingencies (Note 15)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 378 million shares	38	38
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,411	4,433
Retained earnings	15,399	15,100
Accumulated other comprehensive gain (loss)	(102)	(179)
Treasury stock, at cost – 83 million shares at January 2, 2021 and October 3, 2020	(4,115)	(4,145)
Total Tyson Shareholders’ Equity	15,638	15,254
Noncontrolling Interests	143	132
Total Shareholders’ Equity	15,781	15,386
Total Liabilities and Shareholders’ Equity	$35,458	$34,456
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended
	January 2, 2021		December 28, 2019
	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance at beginning and end of period	378	$38	378	$38

Class B Common Stock:
Balance at beginning and end of period	70	7	70	7

Capital in Excess of Par Value:
Balance at beginning of period		4,433		4,378
Stock-based compensation		(22)		(24)
Balance at end of period		4,411		4,354

Retained Earnings:
Balance at beginning of period		15,100		13,655
Net income attributable to Tyson		467		505
Dividends		(168)		(166)
Balance at end of period		15,399		13,994

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of period		(179)		(117)
Other comprehensive income (loss)		77		38
Balance at end of period		(102)		(79)

Treasury Stock:
Balance at beginning of period	83	(4,145)	82	(4,011)
Purchase of Class A common stock	—	(17)	2	(132)
Stock-based compensation	—	47	(1)	64
Balance at end of period	83	(4,115)	83	(4,079)

Total Shareholders’ Equity Attributable to Tyson		$15,638		$14,235

Equity Attributable to Noncontrolling Interests:
Balance at beginning of period		$132		$144
Net income attributable to noncontrolling interests		5		4
Other		6		(1)
Total Equity Attributable to Noncontrolling Interests		$143		$147

Total Shareholders’ Equity		$15,781		$14,382
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	January 2, 2021	December 28, 2019
Cash Flows From Operating Activities:
Net income	$472	$509
Depreciation and amortization	298	288
Deferred income taxes	17	(13)
Other, net	18	27
Net changes in operating assets and liabilities	580	83
Cash Provided by Operating Activities	1,385	894
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(289)	(312)
Purchases of marketable securities	(14)	(35)
Proceeds from sale of marketable securities	15	19
Proceeds from sale of business	—	29
Other, net	29	(82)
Cash Used for Investing Activities	(259)	(381)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	29	38
Payments on debt	(29)	(31)
Borrowings on revolving credit facility	—	180
Payments on revolving credit facility	—	(250)
Proceeds from issuance of commercial paper	—	4,675
Repayments of commercial paper	—	(4,855)
Purchases of Tyson Class A common stock	(17)	(132)
Dividends	(159)	(150)
Stock options exercised	4	20
Other, net	(1)	(2)
Cash Used for Financing Activities	(173)	(507)
Effect of Exchange Rate Changes on Cash	16	7
Increase in Cash and Cash Equivalents and Restricted Cash	969	13
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	1,466	484
Cash and Cash Equivalents and Restricted Cash at End of Period	2,435	497
Less: Restricted Cash at End of Period	29	—
Cash and Cash Equivalents at End of Period	$2,406	$497
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: ACCOUNTING POLICIES
Basis of Presentation
The consolidated condensed financial statements are unaudited and have been prepared by Tyson Foods, Inc. (“Tyson,” “the Company,” “we,” “us” or “our”). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Although we believe the disclosures contained herein are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 3, 2020, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on February 11, 2021 (the “10-K/A”). Preparation of consolidated condensed financial statements requires us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly our financial position as of January 2, 2021, and the results of operations for the three months ended January 2, 2021, and December 28, 2019. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
Use of Estimates
The consolidated condensed financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes. Actual results could differ from those estimates.
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
Revision of Previously Issued Unaudited Consolidated Condensed Financial Statements
As previously disclosed in the 10-K/A for the year ended October 3, 2020, during the first quarter of fiscal 2021, the Company discovered information that led to an internal investigation relating to one of its cattle suppliers and determined that this supplier made misrepresentations regarding the number of cattle the supplier purchased on behalf of the Company’s Beef segment. Based upon its investigation, the Company determined that the misappropriation of Company funds by the supplier caused the Company to overstate live cattle inventory for fiscal years and interim periods from 2017 through 2020. The resulting loss to the Company and related inventory misstatement was isolated to the Beef segment and was attributable solely to this cattle supplier. Although the Company evaluated the materiality of the misstatements and concluded that the misstatements did not have a material impact on the previously issued annual or interim financial statements, the Company revised its previously issued 2020, 2019 and 2018 annual financial statements to correct for such misstatements as set forth in the 10-K/A. In connection with the filing of this Quarterly Report on Form 10-Q, the Company has revised the accompanying consolidated condensed interim financial statements as of and for the quarter ended December 28, 2019 to correct for the impact of the misstatements. The applicable notes to the accompanying financials have also been corrected to reflect the impact of the revisions of the previously filed consolidated condensed interim financial statements.

The following tables represent revisions to our consolidated condensed financial information for the first quarter of fiscal 2020:

First Quarter	in millions, except per share data
	Quarter ended December 28, 2019
	As originally reported	Adjustments	As revised
Consolidated Statement of Income:
Selling, General and Administrative	$614	$68	$682
Operating Income	826	(68)	758
Income before Income Taxes	725	(68)	657
Income Tax Expense (Benefit)	164	(16)	148
Net Income	561	(52)	509
Net Income Attributable to Tyson	557	(52)	505

Net Income Per Share Attributable to Tyson
Class A Basic	$1.56	$(0.14)	$1.42
Class B Basic	$1.40	$(0.13)	$1.27
Diluted	$1.52	$(0.14)	$1.38

Consolidated Statement of Comprehensive Income:
Net Income	$561	$(52)	$509
Comprehensive Income	599	(52)	547
Comprehensive Income Attributable to Tyson	595	(52)	543

	As of December 28, 2019
	As originally reported	Adjustments	As revised
Consolidated Balance Sheet:
Inventories	$4,304	$(247)	$4,057
Total Current Assets	7,193	(247)	6,946
Total Assets	33,811	(247)	33,564
Deferred Income Taxes	2,369	(63)	2,306
Retained Earnings(a)	14,178	(184)	13,994
Total Tyson Shareholders' Equity	14,419	(184)	14,235
Total Shareholders' Equity	14,566	(184)	14,382
Total Liabilities and Shareholders' Equity	33,811	(247)	33,564

	Quarter ended December 28, 2019
	As originally reported	Adjustments	As revised
Consolidated Statement of Cash Flows:
Net Income	$561	$(52)	$509
Deferred income taxes	3	(16)	(13)
Net changes in operating assets and liabilities	15	68	83
(a) The adjustment to retained earnings includes an impact of $132 million related to misstatements that originated prior to fiscal 2020.
Recently Issued Accounting Pronouncements
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
Changes in Accounting Principles
In June 2016, the FASB issued guidance that provides more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2019, our fiscal 2021. For available-for-sale debt securities previously impaired, the amendments should be applied prospectively; otherwise, the modified-retrospective transition method should be applied. We adopted this guidance in the first quarter of fiscal 2021 using the modified retrospective transition method. Prior periods were not adjusted and, based on our implementation assessment, no cumulative-effect adjustment was made to the opening balance of retained earnings. The adoption of this standard did not have a material impact on our consolidated financial statements. For further description of our policy for available-for-sale debt securities, refer to Note 11: Fair Value Measurements.
NOTE 2: INVENTORIES
Processed products, livestock, and supplies and other are valued at the lower of cost or net realizable value. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, livestock grower pay and catch and haul costs), labor and manufacturing, and production overhead, which are related to the purchase and production of inventories. At January 2, 2021, the cost of inventories was determined by either the first-in, first-out (“FIFO”) method or the weighted-average method, which is consistent with the methods used at October 3, 2020.
The following table reflects the major components of inventory (in millions):

	January 2, 2021	October 3, 2020
Processed products	$2,142	$2,223
Livestock	1,068	977
Supplies and other	705	659
Total inventory	$3,915	$3,859
NOTE 3: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	January 2, 2021	October 3, 2020
Land	$208	$196
Buildings and leasehold improvements	5,030	4,961
Machinery and equipment	9,112	9,013
Land improvements and other	424	420
Buildings and equipment under construction	1,079	991
	15,853	15,581
Less accumulated depreciation	8,189	7,985
Net Property, Plant and Equipment	$7,664	$7,596

NOTE 4: RESTRUCTURING AND RELATED CHARGES
In the first quarter of fiscal 2020, the Company approved a restructuring program (the “2020 Program”), which is expected to contribute to the Company’s overall strategy of financial fitness through the elimination of overhead and consolidation of certain enterprise functions. We recognized $60 million of cumulative pretax charges in fiscal 2020 associated with the 2020 Program consisting of severance and employee related costs. As part of the 2020 Program, we are eliminating positions across several areas and job levels, with eliminated positions originating from the corporate offices in Springdale, Arkansas and Chicago, Illinois, as well as certain production facility and supply chain administrative positions. The majority of the positions have already been or are expected to be eliminated by the end of fiscal 2021. We do not anticipate future costs of the 2020 Program to be significant.
For the three months ended January 2, 2021, we did not incur restructuring and related charges. For the three months ended December 28, 2019, we recognized restructuring and related charges of $52 million, primarily consisting of severance and employee related costs, of which $9 million was recorded in Cost of Sales and $43 million was recorded in Selling, General and Administrative in our Consolidated Condensed Statements of Income.
Our restructuring liability was $23 million at January 2, 2021 and $37 million at October 3, 2020. The change in the restructuring liability was due to reductions of $14 million, primarily consisting of payments, during the three months ended January 2, 2021.
NOTE 5: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	January 2, 2021	October 3, 2020
Accrued salaries, wages and benefits	$655	$823
Taxes payable	407	152
Accrued current legal contingencies	339	18
Other	885	817
Total other current liabilities	$2,286	$1,810

NOTE 6: DEBT
The major components of debt are as follows (in millions):

	January 2, 2021	October 3, 2020
Revolving credit facility	$—	$—
Commercial paper	—	—
Senior notes:
2.25% Notes due August 2021	500	500
4.50% Senior notes due June 2022	1,000	1,000
3.90% Senior notes due September 2023	400	400
3.95% Notes due August 2024	1,250	1,250
4.00% Notes due March 2026 (“2026 Notes”)	800	800
3.55% Notes due June 2027	1,350	1,350
7.00% Notes due January 2028	18	18
4.35% Notes due March 2029 (“2029 Notes”)	1,000	1,000
6.13% Notes due November 2032	160	160
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	500	500
4.55% Notes due June 2047	750	750
5.10% Notes due September 2048 (“2048 Notes”)	1,500	1,500
Discount on senior notes	(44)	(45)
Term loan:
Term loan facility due March 2022 (1.69% at 1/2/2021)	1,500	1,500
Other	231	216
Unamortized debt issuance costs	(58)	(60)
Total debt	11,357	11,339
Less current debt	566	548
Total long-term debt	$10,791	$10,791
Term Loan Facility due March 2022
On March 27, 2020, we executed a new $1.5 billion term loan facility to refinance our short-term promissory notes (“commercial paper program”), repay outstanding balances under our revolving credit facility and for general liquidity purposes. In February 2021, we repaid $750 million of the $1.5 billion outstanding. The term loan facility expires on March 27, 2022 and is subject to prepayment under certain conditions. Additionally, the term loan facility contains covenants that are similar to those contained in the revolving credit facility.
Revolving Credit Facility and Letters of Credit
We have a $1.75 billion revolving credit facility that supports short-term funding needs and serves as a backstop to our commercial paper program. The facility will mature and the commitments thereunder will terminate in March 2023. At January 2, 2021, amounts available for borrowing under this facility totaled $1.75 billion and we had no borrowings and no outstanding letters of credit issued under this facility. At January 2, 2021, we had $101 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of leasing and workers’ compensation insurance programs and other legal obligations. In the future, if any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility.
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured short-term promissory notes up to an aggregate maximum principal amount of $1 billion. As of January 2, 2021, we had no commercial paper outstanding. Our ability to access commercial paper in the future may be limited or its costs increased, due to market conditions which have been impacted in part by COVID-19.

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
We were in compliance with all debt covenants at January 2, 2021.
NOTE 7: EQUITY
Share Repurchases
As of January 2, 2021, 18.9 million shares remained available for repurchase under our share repurchase program. The share repurchase program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans. A summary of share repurchases of our Class A stock is as follows (in millions):

	Three Months Ended
	January 2, 2021		December 28, 2019
	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	—	$—	1.1	$100
To fund certain obligations under equity compensation plans	0.3	17	0.4	32
Total share repurchases	0.3	$17	1.5	$132
NOTE 8: INCOME TAXES
Our effective tax rate was 23.4% and 22.5% for the first quarter of fiscal 2021 and 2020, respectively. The effective tax rates for the first quarter of fiscal 2021 and 2020 were higher than the federal statutory tax rate primarily due to state taxes, partially offset by various tax benefits.
Unrecognized tax benefits were $163 million and $165 million at January 2, 2021 and October 3, 2020, respectively. We do not expect material changes to our unrecognized tax benefits during the next twelve months.

NOTE 9: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended
	January 2, 2021	December 28, 2019
Numerator:
Net income	$472	$509
Less: Net income attributable to noncontrolling interests	5	4
Net income attributable to Tyson	467	505
Less dividends declared:
Class A	138	137
Class B	30	29
Undistributed earnings	$299	$339

Class A undistributed earnings	$246	$279
Class B undistributed earnings	53	60
Total undistributed earnings	$299	$339

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	293	293
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70
Effect of dilutive securities:
Stock options, restricted stock and performance units	2	4
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	365	367

Net income per share attributable to Tyson:
Class A basic	$1.31	$1.42
Class B basic	$1.18	$1.27
Diluted	$1.28	$1.38
Dividends Declared Per Share:
Class A	$0.470	$0.465
Class B	$0.423	$0.419
Approximately 6 million and 2 million of our stock-based compensation shares were antidilutive for the three months ended January 2, 2021 and December 28, 2019, respectively. These shares were not included in the diluted earnings per share calculation.
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

NOTE 10: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors' Audit Committee. These programs and risks are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize various industry-standard models that take into account the implicit cost of hedging. Credit risks associated with our derivative contracts are not significant as we minimize counterparty exposure by dealing with credit-worthy counterparties and utilizing exchange traded instruments, margin accounts or letters of credit. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk related to our derivative financial instruments existed at January 2, 2021.
We had the following aggregated outstanding notional amounts related to our derivative financial instruments:

in millions, except soybean meal tons	Metric	January 2, 2021	October 3, 2020
Commodity:
Corn	Bushels	5	43
Soybean Meal	Tons	579,833	428,300
Live Cattle	Pounds	165	234
Lean Hogs	Pounds	254	283
Foreign Currency	United States dollar	$412	$536
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
•Fair Value Hedges – include certain commodity forward contracts of firm commitments (e.g., livestock).
Cash Flow Hedges
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes as well as interest rates related to our variable rate debt. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of January 2, 2021, we have $16 million of realized losses related to treasury rate locks in connection with the issuance of the 2026, 2029 and 2048 Notes, which will be reclassified to earnings over the lives of these notes. During the three months ended January 2, 2021 and December 28, 2019, we did not reclassify significant pretax gains or losses into earnings as a result of the discontinuance of cash flow hedges. For the three months ended January 2, 2021 and December 28, 2019, we recognized no gains or losses in OCI on derivatives designated as cash flow hedges.
Fair Value Hedges
We designate certain derivative contracts as fair value hedges of firm commitments to purchase livestock for harvest. Our objective of these hedges is to minimize the risk of changes in fair value created by fluctuations in commodity prices associated with fixed price livestock firm commitments. For these derivative instruments we designate and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the same period. We include the gain or loss on the hedged items (e.g., livestock purchase firm commitments) in the same line item, Cost of Sales, as the offsetting gain or loss on the related livestock forward position. Ineffectiveness related to fair value hedges was insignificant for the three months ended January 2, 2021, and December 28, 2019. The carrying amount of fair value hedge (assets) liabilities as of January 2, 2021 and October 3, 2020 were as follows (in millions):

Consolidated Condensed Balance Sheets Classification	January 2, 2021	October 3, 2020
Inventory	$8	$6
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

Reclassification to Earnings
The following table sets forth the total amounts of each income and expense line item presented in the Consolidated Condensed Statements of Income in which the effects of hedges are recorded (in millions):

Consolidated Condensed Statements of Income Classification	Three Months Ended
	January 2, 2021	December 28, 2019
Cost of Sales	$9,283	$9,375
Interest Expense	110	120
Other, net	(19)	(16)
The following table sets forth the pretax impact of the cash flow, fair value and undesignated derivative instruments in the Consolidated Condensed Statements of Income (in millions):

Consolidated Condensed Statements of Income Classification		Three Months Ended
		January 2, 2021	December 28, 2019
Cost of Sales	Gain (Loss) on cash flow hedges reclassified from OCI to Earnings:
	Commodity contracts	$(1)	$(2)
	Gain (Loss) on fair value hedges:
	Commodity contracts (a)	(2)	16
	Gain (Loss) on derivatives not designated as hedging instruments:
	Commodity contracts	98	29
Total		$95	$43

Interest Expense	Gain (Loss) on cash flow hedges reclassified from OCI to Earnings:
	Interest rate contracts	$—	$(1)

Other, net	Gain (Loss) on derivatives not designated as hedging instruments:
	Foreign exchange contracts	$1	$4
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
The fair value of all outstanding derivative instruments in the Consolidated Condensed Balance Sheets are included in Note 11: Fair Value Measurements.
NOTE 11: FAIR VALUE MEASUREMENTS
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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

January 2, 2021	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$1	$—	$—	$1
Undesignated	—	210	—	(146)	64
Other Assets:
Available-for-sale securities:
Non-current	—	57	51	—	108
Deferred compensation assets	11	373	—	—	384
Total assets	$11	$641	$51	$(146)	$557
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$9	$—	$(9)	$—
Undesignated	—	98	—	(82)	16
Total liabilities	$—	$107	$—	$(91)	$16

October 3, 2020	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$4	$—	$(2)	$2
Undesignated	—	96	—	(51)	45
Other Assets:
Available-for-sale securities:
Non-current	—	55	53	—	108
Deferred compensation assets	19	336	—	—	355
Total assets	$19	$491	$53	$(53)	$510
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$10	$—	$(10)	$—
Undesignated	—	74	—	(59)	15
Total liabilities	$—	$84	$—	$(69)	$15
(a) Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. Additionally, at January 2, 2021, and October 3, 2020, we had $22 million and $16 million, respectively, of net cash collateral with various counterparties where master netting arrangements exist and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Three Months Ended
	January 2, 2021	December 28, 2019
Balance at beginning of year	$53	$52
Total realized and unrealized gains (losses):
Included in earnings	—	—
Included in other comprehensive income (loss)	—	—
Purchases	5	3
Issuances	—	—
Settlements	(7)	(6)
Balance at end of period	$51	$49
Total gains (losses) for the three month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Derivative Assets and Liabilities: Our derivative financial instruments primarily include exchange-traded and over-the-counter contracts which are further described in Note 10: Derivative Financial Instruments. We record our derivative financial instruments at fair value using quoted market prices, adjusted where necessary for credit and non-performance risk and internal models that use readily observable market inputs as their basis, including current and forward market prices and rates. We classify these instruments in Level 2 when quoted market prices can be corroborated utilizing observable current and forward commodity market prices on active exchanges or observable market transactions.
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
The following table sets forth our available-for-sale securities' amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	January 2, 2021			October 3, 2020
	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)
Available-for-sale securities:
Debt securities:
U.S. treasury and agency	$57	$57	$—	$55	$55	$—
Corporate and asset-backed	49	51	2	51	53	2
Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are due to credit or non-credit factors. Losses on debt securities where we have the intent, or will more than likely be required, to sell the security prior to recovery, would be recorded as a direct write-off of amortized cost basis through earnings. Losses on debt securities where we do not have the intent, or would not more than likely be required to sell the security prior to recovery, would be further evaluated to determine whether the loss is credit or non-credit related. Credit-related losses would be recorded through an allowance for credit losses in earnings and non-credit related losses in OCI.

We consider many factors in determining whether a loss is credit-related, including the financial condition and near-term prospects of the issuer, borrower repayment characteristics for asset-backed securities, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no direct write-offs or allowances for credit losses in earnings for the three months ended January 2, 2021, and October 3, 2020.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three months ended January 2, 2021, and October 3, 2020.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	January 2, 2021		October 3, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total debt	$13,332	$11,357	$12,982	$11,339
NOTE 12: PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the net periodic cost for the pension and postretirement benefit plans for the three months ended January 2, 2021 and December 28, 2019 are as follows (in millions):

	Pension Plans
	Three Months Ended
	January 2, 2021	December 28, 2019

Service cost	$—	$—
Interest cost	2	10
Expected return on plan assets	—	(9)
Amortization of net actuarial loss	1	1
Net periodic cost (credit)	$3	$2

Postretirement Benefit Plans
Three Months Ended
	January 2, 2021	December 28, 2019

Interest cost	$—	$—
Amortization of prior service cost (credit)	—	—
Net periodic cost (credit)	$—	$—
Net periodic benefit cost, excluding the service cost component, was recorded in the Consolidated Condensed Statements of Income in Other, net.

NOTE 13: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after-tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended
	January 2, 2021			December 28, 2019
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to interest expense	$—	$—	$—	$1	$—	$1
(Gain) loss reclassified to cost of sales	1	—	1	2	—	2
Currency translation:
Translation adjustment	75	—	75	35	—	35
Postretirement benefits:
Unrealized gain (loss)	1	—	1	—	—	—
Total other comprehensive income (loss)	$77	$—	$77	$38	$—	$38
NOTE 14: SEGMENT REPORTING
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

Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended
	January 2, 2021	December 28, 2019
Sales:
Beef	$3,987	$3,838
Pork	1,439	1,379
Chicken	2,831	3,292
Prepared Foods	2,113	2,140
International/Other	469	498
Intersegment	(379)	(332)
Total sales	$10,460	$10,815

	Three Months Ended
	January 2, 2021	December 28, 2019
Operating income (loss):
Beef(a)	$528	$342
Pork	116	191
Chicken(b)	(216)	57
Prepared Foods	266	158
International/Other	11	10
Total operating income	705	758

Total other expense	89	101

Income before income taxes	$616	$657
(a) Beef segment results for the three months ended January 2, 2021, included a $55 million gain from the recovery of cattle inventory from a cattle supplier that misappropriated Company funds as compared to a $68 million loss recognized in the three months ended December 28, 2019, as further described in Note 1: Accounting Policies.
(b) Chicken segment results for the three months ended January 2, 2021 included a $320 million charge related to the recognition of a legal contingency accrual. The accrual was recorded as a reduction to Sales pursuant to FASB guidance related to accounting for revenue from contracts with customers.
The following tables further disaggregate our sales to customers by major distribution channels (in millions):

	Three months ended January 2, 2021
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$2,134	$821	$618	$323	$91	$3,987
Pork	432	92	293	342	280	1,439
Chicken	1,436	1,185	152	50	8	2,831
Prepared Foods	1,303	740	31	39	—	2,113
International/Other	—	—	469	—	—	469
Intersegment	—	—	—	—	(379)	(379)
Total	$5,305	$2,838	$1,563	$754	$—	$10,460

	Three months ended December 28, 2019
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$1,857	$1,045	$514	$326	$96	$3,838
Pork	400	117	280	360	222	1,379
Chicken	1,389	1,307	161	421	14	3,292
Prepared Foods	1,211	846	37	46	—	2,140
International/Other	—	—	498	—	—	498
Intersegment	—	—	—	—	(332)	(332)
Total	$4,857	$3,315	$1,490	$1,153	$—	$10,815
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
(d) Includes sales to industrial food processing companies that further process our product to sell to end consumers and any remaining sales not included in the Retail, Foodservice or International categories. For the three months ended January 2, 2021, the Chicken segment included a $320 million reduction in Other due to the recognition of a legal contingency accrual.
NOTE 15: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of grower loans, which are substantially collateralized by the underlying assets. The remaining terms of the underlying obligations cover periods up to 10 years, and the maximum potential amount of future payments as of January 2, 2021, was not significant. The likelihood of material payments under these guarantees is not considered probable. At January 2, 2021 and October 3, 2020, no significant liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum commitment associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum commitment as of January 2, 2021 was approximately $325 million. The total receivables under these programs were $26 million and $29 million at January 2, 2021 and October 3, 2020, respectively. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have no allowance for these programs’ estimated uncollectible receivables at January 2, 2021, and October 3, 2020.
When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Certain arrangements may require cash to be deposited into a fund to cover future expenditures. These funds are generally considered restricted cash, which is reported in the Consolidated Condensed Balance Sheets in Other Assets, and totaled $29 million and $46 million at January 2, 2021 and October 3, 2020, respectively. Additionally, under certain agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At January 2, 2021, the total amount under these types of arrangements totaled $786 million.

Contingencies
We are involved in various claims and legal proceedings. Each quarter, we assess the likelihood of adverse judgments or outcomes to those matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. We record accruals in the Company's Consolidated Financial Statements for matters to the extent that we conclude a loss is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. Additionally, for matters in which losses are reasonably possible, no reasonable estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because, among other reasons: (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damage claims are unsupported and/or unreasonable; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; or (vi) novel legal issues or unsettled legal theories are being asserted. In our opinion, we have made appropriate and adequate accruals for these matters. Regardless of the manner of resolution, frequently the most significant changes in status of a matter occur over a short time period, often following a lengthy period of little substantive activity. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters. Listed below are certain claims made against the Company and/or our subsidiaries for which the potential exposure is considered material to the Company’s Consolidated Financial Statements. We believe we have substantial defenses to the claims made and intend to vigorously defend these matters.
On September 2, 2016, Maplevale Farms, Inc., acting on its own behalf and on behalf of a putative class of direct purchasers of poultry products, filed a class action complaint against us and certain of our poultry subsidiaries, as well as several other poultry processing companies, in the Northern District of Illinois. Subsequent to the filing of this initial complaint, additional lawsuits making similar claims on behalf of putative classes of direct and indirect purchasers were filed in the United States District Court for the Northern District of Illinois. The court consolidated the complaints, for pre-trial purposes, into actions on behalf of three different putative classes: direct purchasers, indirect purchasers/consumers and commercial/institutional indirect purchasers. The consolidated actions are styled In re Broiler Chicken Antitrust Litigation (the “Broiler Antitrust Civil Litigation”). Since the original filing, certain putative class members have opted out of the matter and are proceeding with individual direct actions making similar claims, and others may do so in the future. All opt out complaints have been filed in, or transferred to, the Northern District of Illinois and are proceeding on a coordinated pre-trial basis with the consolidated actions. The operative complaints, which have been amended throughout the litigation, allege, among other things, that beginning in January 2008 the defendants conspired and combined to fix, raise, maintain, and stabilize the price of broiler chickens in violation of United States antitrust laws. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The plaintiffs also allege that defendants “manipulated and artificially inflated a widely used Broiler price index, the Georgia Dock.” The plaintiffs further allege that the defendants concealed this conduct from the plaintiffs and the members of the putative classes. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. Decisions on class certification and summary judgment motions likely to be filed by defendants are currently expected in late calendar year 2020 and 2021. If necessary, trial will occur after rulings on class certification and any summary judgment motions in calendar year 2022. On April 26, 2019, the plaintiffs notified us that the U.S. Department of Justice (“DOJ”) Antitrust Division issued a grand jury subpoena to them requesting discovery produced by all parties in the civil case. On June 21, 2019, the DOJ filed a motion to intervene and sought a limited stay of discovery in the civil action, which the court granted in part. Subsequently, we received a grand jury subpoena from the DOJ seeking additional documents and information related to the chicken industry. On June 2, 2020 a grand jury for the District of Colorado returned an indictment against four individual executives employed by two other poultry processing companies charging a conspiracy to engage in bid-rigging in violation of federal antitrust laws. On June 10, 2020, we announced that we uncovered information in connection with the grand jury subpoena that we had previously self-reported to the DOJ and have been fully cooperating with the DOJ as part of our application for leniency under the DOJ's Corporate Leniency Program. On October 7, 2020, the DOJ announced a superseding indictment adding charges against six more individuals to charge a total of 10 executives and employees at poultry processing companies for a conspiracy to fix prices and rig bids for broiler chicken products from at least 2012 until at least early 2019. The partial stay previously granted by the court in the civil action was lifted and discovery is continuing. Plaintiffs in the civil action filed complaints expressly referencing the conduct in the DOJ’s indictments or motions arguing that bid-rigging conduct was encompassed by prior complaints. On September 22, 2020, the court ruled that bid-rigging claims will be consolidated into the existing action but bifurcated from the original supply reduction and Georgia Dock claims. The original claims will proceed on their current schedule and the bid-rigging claims, including any related discovery, are stayed until the supply reduction and Georgia Dock claims are resolved.

We have been vigorously contesting the litigation. In January 2021, as a result of the settlement by a co-defendant in the Broiler Antitrust Civil Litigation, we aggressively pursued settlement discussions with the Classes (as defined below). On January 19, 2021, we announced that we had reached agreement to settle all class claims related to the Broiler Antitrust Civil Litigation. Settlement terms were reached with the putative Direct Purchaser Plaintiff Class, the putative Commercial and Institutional Indirect Purchaser Plaintiff Class and the putative End-User Plaintiff Class (collectively, the “Classes”). Under the terms of the settlements, we have agreed to pay the Classes an aggregate amount of $221.5 million in settlement of all outstanding claims brought by the Classes. These settlements are subject to the execution of long-form settlement agreements with the respective parties and court approval thereof, and do not settle claims made by plaintiffs who opted out of the Classes in the Broiler Antitrust Civil Litigation. In the first quarter of fiscal 2021, we recorded an aggregate legal contingency accrual of $320 million for the above-referenced settlements and to resolve the remaining claims brought by opt-out plaintiffs. While we do not admit any liability as part of the settlements, we believe that the settlements were in the best interests of the Company and its shareholders in order to avoid the uncertainty, risk, expense and distraction of protracted litigation.
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
On August 6, 2020, we received a CID from the Office of the Attorney General of the State of Washington. The Washington CID requests information primarily related to possible anticompetitive conduct or violations of state consumer protection laws in connection with the broiler chicken market. We have been cooperating with the Washington's Attorney General’s office.
On June 18, 2018, a group of plaintiffs acting on their own behalf and on behalf of a putative class of all persons and entities who indirectly purchased pork, filed a class action complaint against us and certain of our pork subsidiaries, as well as several other pork processing companies, in the United States District Court for the District of Minnesota. Subsequent to the filing of the initial complaint, additional lawsuits making similar claims on behalf of putative classes of direct and indirect purchasers were also filed in the same court. The court consolidated the complaints, for pre-trial purposes, into actions on behalf of three different putative classes: direct purchasers, indirect purchasers/consumers and commercial/institutional indirect purchasers. The consolidated actions are styled In re Pork Antitrust Litigation. Since the original filing, a putative class member is proceeding with an individual direct action making similar claims, and others may do so in the future. The individual complaint has been filed in the District of Minnesota and is proceeding on a coordinated pre-trial basis with the consolidated actions. The complaints allege, among other things, that beginning in January 2009 the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork and pork products in violation of United States antitrust laws. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. On August 8, 2019, this matter was dismissed without prejudice. The plaintiffs filed amended complaints on November 6, 2019, in which the plaintiffs again have alleged that the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork and pork products in violation of state and federal antitrust, consumer protection, and unjust enrichment common laws, and the plaintiffs again are seeking treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. The Commonwealth of Puerto Rico, on behalf of its citizens, has also initiated a civil lawsuit against us, certain of our subsidiaries, and several other pork processing companies alleging activities in violation of the Puerto Rican antitrust laws. This lawsuit was transferred to the District of Minnesota and an amended complaint was filed on December 6, 2019. We moved to dismiss the amended complaints, and on October 16, 2020, the court granted the motion with respect to certain state law claims but denied the motion with respect to the plaintiffs’ federal antitrust claims. The parties are now conducting discovery.

On April 23, 2019, a group of plaintiffs, acting on behalf of themselves and on behalf of a putative class of all persons and entities who directly sold to the named defendants any fed cattle for slaughter and all persons who transacted in live cattle futures and/or options traded on the Chicago Mercantile Exchange or another U.S. exchange, filed a class action complaint against us and our beef and pork subsidiary, Tyson Fresh Meats, Inc., as well as other beef packer defendants, in the United States District Court for the Northern District of Illinois. The plaintiffs allege that the defendants engaged in a conspiracy from January 2015 to the present to reduce fed cattle prices in violation of federal antitrust laws, the Grain Inspection, Packers and Stockyards Act of 1921, and the Commodities Exchange Act by periodically reducing their slaughter volumes so as to reduce demand for fed cattle, curtailing their purchases and slaughters of cash-purchased cattle during those same periods, coordinating their procurement practices for fed cattle settled on a cash basis, importing foreign cattle at a loss so as to reduce domestic demand, and closing and idling plants. In addition, the plaintiffs also allege the defendants colluded to manipulate live cattle futures and options traded on the Chicago Mercantile Exchange. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. This complaint was subsequently voluntarily dismissed and re-filed in the United States District Court for the District of Minnesota. Other similar lawsuits were filed by ranchers in other district courts. All actions seeking relief by ranchers and futures traders have now been transferred to the United States District Court for the District of Minnesota action and are consolidated for pre-trial proceedings as In Re Cattle Antitrust Litigation. Following the filing of defendants’ motion to dismiss this matter, the plaintiffs filed a second amended complaint on October 4, 2019. We moved to dismiss the second amended complaint, which the court granted on September 28, 2020. On December 28, 2020, the plaintiffs filed an amended complaint.
On April 26, 2019, a group of plaintiffs, acting on behalf of themselves and on behalf of a putative class of indirect purchasers of beef for personal use filed a class action complaint against us, other beef packers, and Agri Stats, Inc., an information services provider, in the United States District Court for the District of Minnesota. The plaintiffs allege that the packer defendants conspired to reduce slaughter capacity by closing or idling plants, limiting their purchases of cash cattle, coordinating their procurement of cash cattle, and reducing their slaughter numbers so as to reduce beef output, all in order to artificially raise prices of beef. The plaintiffs seek, among other things, damages under state antitrust and consumer protection statutes and the common law of approximately 30 states, as well as injunctive relief. The plaintiffs filed a first amended complaint in which the claims against Agri Stats were dismissed and subsequently filed a second amended complaint on November 22, 2019. We moved to dismiss the second amended complaint. The indirect consumer purchaser litigation is styled as Peterson v. JBS USA Food Company Holdings, et al. Additional complaints have been filed on behalf of a putative class of direct purchasers of beef alleging violations of Section 1 of the Sherman Act based on an alleged conspiracy to artificially fix, raise, and stabilize the wholesale price for beef, as well as on behalf of a putative class of commercial and institutional indirect purchasers of beef alleging violations of Section 1 of the Sherman Act, various state antitrust laws and unjust enrichment based on an alleged conspiracy to artificially inflate the price for beef. On September 28, 2020, the court granted our motion to dismiss the complaint. On December 28, 2020, the plaintiffs filed amended complaints.
On August 30, 2019, Judy Jien, Kieo Jibidi and Elaisa Clement, acting on their own behalf and a putative class of non-supervisory production and maintenance employees at chicken processing plants in the continental United States, filed a class action complaint against us and certain of our subsidiaries, as well as several other poultry processing companies, in the United States District Court for the District of Maryland. An additional complaint making similar allegations was also filed by Emily Earnest. The plaintiffs allege that the defendants directly and through a wage survey and benchmarking service exchanged information regarding labor rates in an effort to depress and fix the rates of wages for non-supervisory production and maintenance workers in violation of federal antitrust laws. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. The court consolidated the Jien and Earnest cases for coordinated pretrial proceedings. Following the consolidation, two additional lawsuits were filed by individuals making similar allegations. The plaintiffs filed an amended consolidated complaint containing additional allegations concerning turkey processing plants and named additional defendants. We moved to dismiss the amended consolidated complaint. On September 16, 2020, the court dismissed claims against Tyson and certain other defendants without prejudice because the complaint improperly grouped together corporate subsidiaries. The court otherwise denied the defendants’ motions to dismiss and sustained claims based on alleged conspiracies to fix wages and exchange information against five other defendants. The court granted the plaintiffs leave to file an amended complaint to address the impermissible group pleading. On October 16, 2020, the plaintiffs filed a second amended complaint reasserting their claims. On December 18, 2020, defendants moved to dismiss certain claims in the second amended complaint.

Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (“NLRC”) from 1998 through July 1999. The complaint was filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines in 1995 by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In late 2004, a labor arbiter ruled against the respondents and awarded the complainants PHP3,453,664,710 (approximately U.S. $72 million) in damages and fees. The respondents appealed the labor arbiter's ruling, and it was subsequently set aside by the NLRC in December 2006. Subsequent to the NLRC’s decision, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. While various of those appeals, motions and/or petitions were pending, The Hillshire Brands Company, on June 23, 2014, without admitting liability, filed a settlement motion requesting that the Supreme Court of the Philippines order dismissal with prejudice of all claims against it and certain other respondents in exchange for payments allocated by the court among the complainants in an amount not to exceed PHP342,287,800 (approximately U.S. $7.1 million). Based in part on its finding that the consideration to be paid to the complainants as part of such settlement was insufficient, the Supreme Court of the Philippines denied the respondents’ settlement motion and all motions for reconsideration thereof. The Supreme Court of the Philippines also set aside as premature the NLRC’s December 2006 ruling. As a result, the cases were remanded back before the NLRC to rule on the merits of the case. On December 15, 2016, we learned that the NLRC rendered its decision on November 29, 2016, regarding the respondents’ appeals regarding the labor arbiter’s 2004 ruling in favor of the complainants. The NLRC increased the award for 4,922 of the total 5,984 complainants to PHP14,858,495,937 (approximately U.S. $309 million). However, the NLRC approved a prior settlement reached with the group comprising approximately 18% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company agreed to pay each settling complainant PHP68,000 (approximately U.S. $1,400). The settlement payment was made on December 21, 2016, to the NLRC, which is responsible for distributing the funds to each settling complainant. On December 27, 2016, the respondents filed motions for reconsideration with the NLRC asking that the award be set aside. The NLRC denied respondents' motions for reconsideration in a resolution received on May 5, 2017 and entered a judgment on the award on July 24, 2017. Each of Aris Philippines, Inc., Sara Lee Corporation and Sara Lee Philippines, Inc. appealed this award and sought an injunction to preclude enforcement of the award to the Philippines Court of Appeals. On November 23, 2017, the Court of Appeals granted a writ of preliminary injunction that precluded execution of the NLRC award during the pendency of the appeal. The Court of Appeals subsequently vacated the NLRC’s award on April 12, 2018. Complainants have filed motions for reconsideration with the Court of Appeals. On November 14, 2018, the Court of Appeals denied claimants’ motions for reconsideration and granted defendants’ motion to release and discharge the preliminary injunction bond. Claimants have since filed petitions for writ of certiorari with the Supreme Court of the Philippines. The Supreme Court has accepted the case for review. We continue to maintain an accrual for this matter.
Various claims have been asserted against the Company, its subsidiaries, and its officers and agents by, and on behalf of, team members who claim to have contracted COVID-19 in our facilities.
Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
OBJECTIVE
The following discussion provides an analysis of the Company’s financial condition, cash flows and results of operations from management's perspective and should be read in conjunction with the consolidated condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and within the Company’s Annual Report on Form 10-K filed for the fiscal year ended October 3, 2020, as amended. Our objective is to also provide discussion of events and uncertainties known to management that are reasonably likely to cause reported financial information not to be indicative of future operating results or of future financial condition and to offer information that provides understanding of our financial condition, cash flows and results of operations.
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

Overview
COVID-19
We continue to monitor and respond to the evolving nature of the global novel coronavirus pandemic (“COVID-19” or “pandemic”) and its impact to our global business. In addition to our ongoing internal COVID-19 task force formed for the primary purposes of maintaining the health and safety of our team members, ensuring our ability to operate our processing facilities and maintaining the liquidity of our business, we have expanded our medical team with the addition of a chief medical officer. We have experienced and continue to experience multiple challenges related to the pandemic. These challenges increased our operating costs and negatively impacted our sales volumes for the first quarter of fiscal 2021 and are anticipated to continue through fiscal 2021. Each of our segments has also experienced a shift in demand from foodservice to retail; however, the volume increases in retail have not been sufficient to offset the decreases in foodservice. As a result, we expect to continue to see decreased volumes through fiscal 2021 in our Chicken and Prepared Foods segments. These current trends will likely continue through fiscal 2021, while the long-term impact of COVID-19 remains uncertain and will depend on future developments, including the duration and spread of the pandemic and related actions taken by federal, state and local government officials to prevent and manage disease spread, and effectively distribute and administer vaccinations, all of which are uncertain and cannot be predicted.
•Team Members – The health and safety of our team members is our top priority. To protect our team members, we implement safety measures recommended by the Centers for Disease Control and Prevention (“CDC”) and the Occupational Safety and Health Administration (“OSHA”) in our facilities and coordinate with other health officials as appropriate. We have also hired a chief medical officer, added 200 nursing staff and developed an “always-on” testing strategy rooted in contact tracing.
•Customers and Production – Our most significant impacts from COVID-19 relate to channel shifts and lower production. We are committed to doing our best to ensure the continuity of our business and the availability of our products to customers. Our production capabilities, including our large scale and geographic proximities, allow us to adapt some of our facilities to the changing demand by shifting certain amounts of production from foodservice to retail. Not all of our facilities can be adapted and as a result we experienced a net negative impact to our volumes. In addition, our production facilities experienced varying levels of production impacts, including reduced volumes, due to the implementation of additional worker health precautions and worker absenteeism.
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
•Insurance and CARES Act – Although we maintain insurance policies for various risks, we do not believe most COVID-19 impacts will be covered by our policies. The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), among other things, includes provisions relating to refundable payroll tax credits, deferral of the employer portion of social security payments, and a number of income tax provisions. The provisions related to income tax will not have a significant impact on our financial statements.
•Liquidity – We generated $1,385 million of operating cash flows during the three months ended January 2, 2021. At January 2, 2021, we had approximately $4,156 million of liquidity, which included availability under our revolving credit facility and $2,406 million of cash and cash equivalents. We have $566 million of current debt. Combined with the cash expected to be generated from the Company’s operations, we anticipate that we will maintain sufficient liquidity to operate our business, make capital expenditures, pay dividends and address other needs including our ability to meet maturing debt obligations. However, we will continue to monitor the impact of COVID-19 on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times. This may include temporarily suspending share repurchases, suspending or reducing dividend payments or other cash preservation actions as necessary.
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
Revision of Previously Issued Financial Statements
The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the revision of our previously reported consolidated condensed financial statements for the three months ended December 28, 2019. For additional information and a detailed discussion of the revision, refer to Part I, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 1: Accounting Policies.

General
Sales declined 3% in the first quarter of fiscal 2021 primarily due to reduced sales volumes across each of our segments, other than the Pork segment, as well as a $320 million legal contingency accrual recognized as a reduction to Sales. Our operating income of $705 million was down slightly for the first quarter of fiscal 2021, as strong Beef and Prepared results were offset by a decline in Pork and Chicken results. In the three months ended December 28, 2019, our results were impacted by $52 million of restructuring and related charges and $16 million of costs, net of insurance proceeds, associated with a fire at one of our beef production facilities. During the first quarter of fiscal 2021, we incurred direct incremental expenses related to COVID-19 totaling approximately $120 million, which was recorded in Cost of Sales in our Consolidated Condensed Statements of Income. These COVID-19 direct incremental expenses primarily included team member costs associated with worker health and availability, including direct costs for personal protection equipment, production facility sanitization, COVID-19 testing, donations, product downgrades, rendered product and certain professional fees, which was partially offset by the CARES Act credits. Due to the nature of these direct incremental COVID-19 expenses, our segments were primarily impacted based on their relative number of team members and the degree of production and worker availability disruptions they have experienced, and thus, our Beef segment incurred a greater proportion of the total costs. These direct incremental COVID-19 related costs exclude market related impacts that may have been driven in part by COVID-19, including such items as derivatives, deferred compensation investments, livestock lower-of-cost-or-net-realizable-value (“LCNRV”) adjustments and other market driven impacts to margin and demand. Other indirect costs associated with COVID-19 are not reflected in these amounts, including costs associated with raw materials, distribution and transportation, plant underutilization and reconfiguration, premiums paid to cattle producers, and pricing discounts.
Market Environment
According to the United States Department of Agriculture (“USDA”), domestic protein production (beef, pork, chicken and turkey) was relatively flat in the first quarter of fiscal 2021 compared to the same period in fiscal 2020. We continue to monitor recent trade and tariff activity as well as COVID-19 and its potential impact to exports and input costs across all our segments. All segments experienced inflation in operating costs, especially in labor, freight and certain materials, in the three months ended January 2, 2021, and we expect this trend to continue throughout fiscal 2021. We pursue recovery of these increased costs through pricing. The Beef segment experienced strong demand and ample supply of market-ready cattle. The Pork segment experienced strong demand but had lower production throughput associated with the impacts of COVID-19. The Chicken segment experienced increased costs, volatile market conditions and lower production throughput, which included impacts associated with COVID-19. The Prepared Foods segment continued to experience growth in the retail channel, but faced increased costs and lower production throughput associated with COVID-19.
Strategy
Our strategy is to sustainably feed the world with the fastest growing protein brands. We intend to achieve our strategy as we: grow our business by delivering superior value to consumers and customers; deliver fuel for growth and returns through commercial, operational and financial excellence; and sustain our company and our world for future generations.
Margins – Our total operating margin was 6.7% in the first quarter of fiscal 2021. Operating margins by segment were as follows:
•Beef – 13.2%
•Pork – 8.1%
•Chicken – (7.6)%
•Prepared Foods – 12.6%

in millions, except per share data	Three Months Ended
	January 2, 2021	December 28, 2019
Net income attributable to Tyson	$467	$505
Net income attributable to Tyson – per diluted share	1.28	1.38
First quarter – Fiscal 2021 – Net income attributable to Tyson included the following items:
•$320 million pretax, or ($0.67) per diluted share, related to the recognition of a legal contingency accrual.
•$6 million pretax, or $0.01 per diluted share, of Beef production facility fire insurance proceeds, net of costs incurred.
First quarter – Fiscal 2020 – Net income attributable to Tyson included the following items:
•$52 million pretax, or ($0.11) per diluted share, of restructuring and related charges.
•$16 million pretax, or ($0.03) per diluted share, of Beef production facility fire costs, net of insurance proceeds.

Summary of Results
Sales

in millions	Three Months Ended
	January 2, 2021	December 28, 2019
Sales	$10,460	$10,815
Change in sales volume	(4.4)%
Change in average sales price	4.2%
Sales growth	(3.3)%
First quarter – Fiscal 2021 vs Fiscal 2020
•Sales Volume – Sales were negatively impacted by a decrease in sales volume, which accounted for a decrease of $480 million, driven by decreased volumes in our Pork, Chicken and Prepared Foods segments primarily due to lower production throughput associated with the impact of COVID-19, partially offset by increased volumes in our Beef segment due to a reduction in production capacity as a result of a fire that caused the temporary closure of a production facility for the majority of the first quarter of fiscal 2020.
•Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $445 million. The increase in average sales price was primarily attributable to favorable product mix related to strong demand in the retail channel across all of our segments.
•The above change in average sales price for the three months ended January 2, 2021 excludes a $320 million reduction of Sales from the recognition of a legal contingency accrual.
Cost of Sales

in millions	Three Months Ended
	January 2, 2021	December 28, 2019
Cost of sales	$9,283	$9,375
Gross profit	$1,177	$1,440
Cost of sales as a percentage of sales	88.7%	86.7%
First quarter – Fiscal 2021 vs Fiscal 2020
•Cost of sales decreased $92 million. Lower sales volume decreased cost of sales $415 million while higher input cost per pound increased cost of sales $323 million.
•The $323 million impact of higher input cost per pound was impacted by:
•Increase of $120 million of direct incremental expenses related to COVID-19.
•Increase in live hog costs of approximately $50 million in our Pork segment.
•Increase of approximately $45 million in our Chicken segment related to net increases in feed ingredient costs, growout expenses and outside meat purchases.
•Increase in raw material and other input costs of approximately $35 million in our Prepared Foods segment.
•Decrease in live cattle costs of approximately $150 million in our Beef segment.
•Decrease due to net derivative gains of $95 million in the first quarter of fiscal 2021, compared to net derivative gains of $43 million in the first quarter of fiscal 2020 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.
•Decrease of approximately $16 million in our Beef segment of costs, net of insurance proceeds, related to a fire at a production facility during the first quarter of fiscal 2020.
•Remaining increase in costs across all of our segments primarily driven by net impacts on average cost per pound from mix changes as well as production inefficiencies due in part to the impact of COVID-19.
•The $415 million impact of lower sales volume, was primarily driven by decreased sales volume in our Pork, Chicken and Prepared Foods segments due to lower production throughput associated with the impact of COVID-19, partially offset by increased volumes in our Beef segment due to a the prior year impact of a fire which caused the temporary closure of a production facility for the majority of the first quarter of fiscal 2020.

Selling, General and Administrative

in millions	Three Months Ended
	January 2, 2021	December 28, 2019
Selling, general and administrative expense	$472	$682
As a percentage of sales	4.5%	6.3%
First quarter – Fiscal 2021 vs Fiscal 2020
•Decrease of $210 million in selling, general and administrative was primarily driven by:
•Decrease of $123 million from the change in the impact of a cattle supplier’s misappropriation of Company funds, resulting from a $55 million gain related to the recovery of cattle inventory in the three months ended January 2, 2021 as compared to a $68 million loss recognized in the three months ended December 28, 2019.
•Decrease of $48 million in marketing, advertising and promotion expenses.
•Decrease of $43 million from restructuring and related charges.
•Decrease of $10 million in travel and entertainment expenses.
•Decrease of $10 million in brokerage and commissions costs.
•Increase of $14 million in employee costs primarily from incentive-based compensation.
•Increase of $12 million in professional fees.
Interest Expense

in millions	Three Months Ended
	January 2, 2021	December 28, 2019
Cash interest expense	$114	$123
Non-cash interest expense	(4)	(3)
Total interest expense	$110	$120

First quarter – Fiscal 2021 vs Fiscal 2020
•Cash interest expense primarily included interest expense related to our senior notes and term loan, in addition to commitment fees incurred on our revolving credit facility. The decrease in cash interest expense in fiscal 2021 was primarily due to the change in outstanding commercial paper as well as the settlement of the 2020 notes during fiscal 2020, partially offset by interest expense related to the term loan facility.
Effective Tax Rate

Three Months Ended
January 2, 2021	December 28, 2019
23.4%	22.5%
First quarter – Fiscal 2021 vs Fiscal 2020
•Our effective income tax rate was 23.4% for the first quarter of fiscal 2021 compared to 22.5% for the same period of fiscal 2020. The effective tax rates for the first quarter of fiscal 2021 and 2020 were higher than the federal statutory tax rate primarily due to state taxes, partially offset by various tax benefits.

Segment Results
We operate in four segments: Beef, Pork, Chicken, and Prepared Foods. The following table is a summary of sales and operating income (loss), which is how we measure segment profit.

in millions	Sales
	Three Months Ended
	January 2, 2021	December 28, 2019
Beef	$3,987	$3,838
Pork	1,439	1,379
Chicken	2,831	3,292
Prepared Foods	2,113	2,140
International/Other	469	498
Intersegment sales	(379)	(332)
Total	$10,460	$10,815

in millions	Operating Income (Loss)
	Three Months Ended
	January 2, 2021	December 28, 2019
Beef	$528	$342
Pork	116	191
Chicken	(216)	57
Prepared Foods	266	158
International/Other	11	10
Total	$705	$758
Beef Segment Results

in millions	Three Months Ended
	January 2, 2021	December 28, 2019	Change
Sales	$3,987	$3,838	$149
Sales volume change			5.6%
Average sales price change			(1.7)%
Operating income	$528	$342	$186
Operating margin	13.2%	8.9%
First quarter – Fiscal 2021 vs Fiscal 2020
•Sales Volume – Sales volume increased primarily due to strong domestic and export demand as well as the prior year impact of a fire which caused the temporary closure of a production facility for the majority of the first quarter of fiscal 2020.
•Average Sales Price – Average sales price decreased primarily due to increased availability of market-ready live cattle.
•Operating Income – Operating income increased due to strong demand as we continued to optimize revenues relative to live cattle supply, partially offset by production inefficiencies and direct incremental expenses related to COVID-19. Additionally, operating income in the first quarter of fiscal 2021 was impacted by a cattle supplier's misappropriation of Company funds, which resulted in a $55 million gain related to the recovery of cattle inventory as compared to a $68 million loss recognized in the first quarter of fiscal 2020.

Pork Segment Results

in millions	Three Months Ended
	January 2, 2021	December 28, 2019	Change
Sales	$1,439	$1,379	$60
Sales volume change			(3.0)%
Average sales price change			7.4%
Operating income	$116	$191	$(75)
Operating margin	8.1%	13.9%
First quarter – Fiscal 2021 vs Fiscal 2020
•Sales Volume – Sales volume decreased due to the temporary idling of a production facility for a portion of the quarter related to a mechanical malfunction, partially offset by strong demand.
•Average Sales Price – Average sales price increased due to strong demand.
•Operating Income – Operating income decreased primarily due to production inefficiencies and direct incremental expenses related to COVID-19 as well as periods of compressed pork margins as livestock costs increased faster than sales prices.
Chicken Segment Results

in millions	Three Months Ended
	January 2, 2021	December 28, 2019	Change
Sales	$2,831	$3,292	$(461)
Sales volume change			(7.0)%
Average sales price change			2.7%
Operating income/(loss)	$(216)	$57	$(273)
Operating margin	(7.6)%	1.7%
First quarter – Fiscal 2021 vs Fiscal 2020
•Sales Volume – Sales volume decreased due to lower production throughput including impacts associated with COVID-19.
•Average Sales Price – Average sales price increased due to favorable sales mix and overall retail market conditions. The change in average sales price for the three months ended January 2, 2021 excludes a $320 million reduction of Sales from the recognition of a legal contingency accrual.
•Operating Income (Loss) – Operating income decreased primarily due to a $320 million loss from the recognition of a legal contingency accrual as well as production inefficiencies and direct incremental expenses related to COVID-19. Additionally, operating income in the first quarter of fiscal 2021 was impacted by $70 million of incremental net derivative gains as compared to the first quarter of fiscal 2020.
Prepared Foods Segment Results

in millions	Three Months Ended
	January 2, 2021	December 28, 2019	Change
Sales	$2,113	$2,140	$(27)
Sales volume change			(8.8)%
Average sales price change			7.5%
Operating income	$266	$158	$108
Operating margin	12.6%	7.4%
First quarter – Fiscal 2021 vs Fiscal 2020
•Sales Volume – Sales volume decreased as growth in volume across the retail channel was offset by a reduction in the foodservice channel related to reduced demand as well as lower production throughput due to the impact of COVID-19.
•Average Sales Price – Average sales price increased in the first quarter due to favorable product mix and the pass through of increased raw material costs.
•Operating Income – Operating income increased due to lower commercial spend and favorable product mix partially offset by increased operating costs, including a $35 million increase in raw material costs, as well as production inefficiencies related to COVID-19.

International/Other Results

in millions	Three Months Ended
	January 2, 2021	December 28, 2019	Change
Sales	$469	$498	$(29)
Operating income	11	10	1
First quarter – Fiscal 2021 vs Fiscal 2020
•Sales – Sales decreased primarily due to lower production throughput associated with the impact of COVID-19.
•Operating Income – Operating income was relatively flat due to demand volatility associated with the impact of COVID-19 offset by reduced raw material costs.
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
Cash Flows from Operating Activities

in millions	Three Months Ended
	January 2, 2021	December 28, 2019
Net income	$472	$509
Non-cash items in net income:
Depreciation and amortization	298	288
Deferred income taxes	17	(13)
Other, net	18	27
Net changes in operating assets and liabilities	580	83
Net cash provided by operating activities	$1,385	$894
•Cash flows associated with net changes in operating assets and liabilities for the three months ended:
•January 2, 2021 – Increased primarily from increased taxes payable, accounts payable and legal accrual, partially offset by decreased accrued salaries, wages and benefits. The increase in taxes payable is primarily due to timing of payments, partly due to payroll tax deferrals associated with the CARES Act. The increase in accounts payable is largely due to timing of payments. The decrease in accrued salaries, wages and benefits is primarily due to the payment of the annual incentive plan.
•December 28, 2019 – Increased primarily from decreased accounts receivable and increased income taxes payable, partially offset by increased inventories. The decrease in accounts receivable is primarily due to timing of sales and receipts. The increase in income taxes payable is primarily due to timing of tax payments. The increase in inventory is primarily due to increased volumes and costs in the Beef segment.
Cash Flows from Investing Activities

in millions	Three Months Ended
	January 2, 2021	December 28, 2019
Additions to property, plant and equipment	$(289)	$(312)
Proceeds from sale of (purchases of) marketable securities, net	1	(16)
Proceeds from sale of business	—	29
Other, net	29	(82)
Net cash used for investing activities	$(259)	$(381)

•Additions to property, plant and equipment included spending for production growth, safety and animal well-being, acquiring new equipment, infrastructure replacements and upgrades to maintain competitive standing and position us for future opportunities. We expect capital spending for fiscal 2021 to approximate $1.3 billion to $1.5 billion.
•Other, net for the first three months of fiscal 2021 and the first three months of fiscal 2020 primarily included changes in deposits for capital expenditures.
Cash Flows from Financing Activities

in millions	Three Months Ended
	January 2, 2021	December 28, 2019
Proceeds from issuance of debt	$29	$38
Payments on debt	(29)	(31)
Borrowings on revolving credit facility	—	180
Payments on revolving credit facility	—	(250)
Proceeds from issuance of commercial paper	—	4,675
Repayments of commercial paper	—	(4,855)
Purchases of Tyson Class A common stock	(17)	(132)
Dividends	(159)	(150)
Stock options exercised	4	20
Other, net	(1)	(2)
Net cash used for financing activities	$(173)	$(507)
•During the first three months of fiscal 2020, we had net repayments of $180 million in unsecured short-term promissory notes (commercial paper) pursuant to our commercial paper program.
•Purchases of Tyson Class A stock included:
•$100 million of shares repurchased pursuant to our share repurchase program during the three months ended December 28, 2019.
•$17 million and $32 million of shares repurchased to fund certain obligations under our equity compensation programs during the three months ended January 2, 2021, and December 28, 2019, respectively.
•Dividends paid during the three months ended January 2, 2021 reflected a 6% increase to our fiscal 2020 quarterly dividend rate.
•In February 2021, subsequent to the end of the first quarter of fiscal 2021, we repaid $750 million of the $1.5 billion outstanding term loan facility.
Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available at January 2, 2021
Cash and cash equivalents					$2,406
Short-term investments					—
Term loan facility	March 2022	$1,500	$—	$1,500	—
Revolving credit facility	March 2023	$1,750	$—	$—	1,750
Commercial paper					—
Total liquidity					$4,156
•Liquidity includes cash and cash equivalents, short-term investments, and availability under our revolving credit and term loan facilities, less outstanding commercial paper balance.
•At January 2, 2021, we had current debt of $566 million, which we intend to refinance or repay with cash generated from our operating activities and other existing or new liquidity sources.
•The revolving credit facility supports our short-term funding needs and also serves to backstop our commercial paper program. We had no borrowings under the revolving credit facility during the three months ended January 2, 2021.
•We expect net interest expense to approximate $430 million for fiscal 2021.
•Our current ratio was 1.8 to 1 at January 2, 2021 and October 3, 2020.

•At January 2, 2021, approximately $447 million of our cash was held in the accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. We manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. We intend to repatriate excess cash (net of applicable withholding taxes) not subject to regulatory requirements and to indefinitely reinvest outside of the United States the remainder of cash held by foreign subsidiaries. We do not expect the regulatory restrictions or taxes on repatriation to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.
Capital Resources
Credit and Term Loan Facilities
Cash flows from operating activities and cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $1.75 billion, to provide additional liquidity for working capital needs and to backstop our commercial paper program. Additionally, we have a $1.5 billion committed term loan facility which was fully drawn as of January 2, 2021. In February 2021, subsequent to our first quarter of fiscal 2021, we repaid $750 million of the $1.5 billion outstanding on this facility.
At January 2, 2021, amounts available for borrowing under our revolving credit and term loan facilities totaled $1.75 billion. Our revolving credit facility is funded by a syndicate of 20 banks, with commitments ranging from $30 million to $204 million per bank. Our term loan facility is funded by a syndicate of 5 banks, with commitments ranging from $200 million to $350 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.
Commercial Paper Program
Our commercial paper program provides a low-cost source of borrowing to fund general corporate purposes including working capital requirements. The maximum borrowing capacity under the commercial paper program is $1 billion. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. As of January 2, 2021, we had no commercial paper outstanding under this program. Our ability to access commercial paper in the future may be limited or its costs increased, due to the current market environment which has been impacted by COVID-19.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At January 2, 2021, and October 3, 2020, the ratio of our net debt to EBITDA was 2.1x and 2.3x, respectively. Refer to Part I, Item 3, EBITDA Reconciliations, for an explanation and reconciliation to comparable Generally Accepted Accounting Principles (“GAAP”) measures.
Credit Ratings
Term Loan Facility due March 2022
Standard & Poor's Rating Services', a Standard & Poor's Financial Services LLC business (“S&P”), applicable rating is “BBB+”. Moody’s Investor Service, Inc.'s (“Moody's”) applicable rating is “Baa2”. Fitch Ratings', a wholly owned subsidiary of Fimlac, S.A. (“Fitch”), applicable rating is “BBB”. The below table outlines the borrowing spread on the outstanding principal balance of our term loan that corresponds to the applicable ratings levels from S&P, Moody's and Fitch.

Ratings Level (S&P/Moody's/Fitch)	Borrowing Spread through March 25, 2021	Borrowing Spread March 26, 2021 through March 27, 2022
A-/A3/A- or above	1.250%	1.500%
BBB+/Baa1/BBB+	1.375%	1.625%
BBB/Baa2/BBB (current level)	1.500%	1.750%
BBB-/Baa3/BBB-	1.750%	2.000%
BB+/Ba1/BB+ or lower	2.000%	2.250%

Revolving Credit Facility
S&P's applicable rating is “BBB+”, Moody's applicable rating is “Baa2”, Fitch's applicable rating is “BBB”. The below table outlines the fees paid on the unused portion of the facility (“Facility Fee Rat”) and letter of credit fees and borrowings (“Undrawn Letter of Credit Fee and Borrowing Spread”) that corresponds to the applicable ratings levels from S&P, Moody's and Fitch.

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
Debt Covenants
Our revolving credit and term loan facilities contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; make acquisitions and investments; dispose of or transfer assets; change the nature of our business; engage in certain transactions with affiliates; and enter into hedging transactions, in each case, subject to certain qualifications and exceptions. In addition, we are required to maintain minimum interest expense coverage and maximum debt-to-capitalization ratios. Our senior notes also contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens; engage in certain sale/leaseback transactions; and engage in certain consolidations, mergers and sales of assets. We were in compliance with all debt covenants at January 2, 2021 and we expect that we will maintain compliance for the foreseeable future.
RECENTLY ISSUED/ADOPTED ACCOUNTING PRONOUNCEMENTS
Refer to the discussion of recently issued/adopted accounting pronouncements under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies.
CRITICAL ACCOUNTING ESTIMATES
We consider accounting policies related to: contingent liabilities; revenue recognition; accrued self-insurance; defined benefit pension plans; impairment of long-lived assets and definite life intangibles; impairment of goodwill and indefinite life intangible assets; business combinations; and income taxes to be critical accounting estimates. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 3, 2020, as amended. Refer to Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies, for updates to our significant accounting policies during the three months ended January 2, 2021. These critical accounting policies require us to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes. We have considered the impact of the global COVID-19 pandemic on our consolidated condensed financial statements. In addition to the COVID-19 impacts we have already experienced, and continue to experience, there are likely to be future impacts, the extent of which is uncertain and largely subject to whether the severity worsens or duration lengthens. These impacts could include but may not be limited to risks and uncertainty related to worker availability, our ability to operate production facilities, demand-driven production facility closures, shifts in demand between sales channels and market volatility in our supply chain. Consequently, this may subject us to future risk of material goodwill, intangible and long-lived asset impairments, increased reserves for uncollectible accounts, and adjustments for inventory and market volatility for items subject to fair value measurements such as derivatives and investments.
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

Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) the outbreak of the COVID-19 global pandemic and associated responses has had, and is expected to continue to have, an adverse impact on our business and operations; (ii) our ability to make effective acquisitions or joint ventures and successfully integrate newly acquired businesses into existing operations; (iii) the effectiveness of our financial fitness program; (iv) the implementation of an enterprise resource planning system; (v) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (vi) cyber incidents, security breaches or other disruptions of our information technology systems; (vii) risks associated with our failure to consummate favorable acquisition transactions or integrate certain acquisitions' operations; (viii) the Tyson Limited Partnership’s ability to exercise significant control over the Company; (ix) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (x) market conditions for finished products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (xi) outbreak of a livestock disease (such as African swine fever (ASF), avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an adverse effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to access certain domestic and foreign markets; (xii) changes in consumer preference and diets and our ability to identify and react to consumer trends; (xiii) effectiveness of advertising and marketing programs; (xiv) significant marketing plan changes by large customers or loss of one or more large customers; (xv) our ability to leverage brand value propositions; (xvi) changes in availability and relative costs of labor and contract farmers and our ability to maintain good relationships with team members, labor unions, contract farmers and independent producers providing us livestock; (xvii) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (xviii) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws; (xix) adverse results from litigation; (xx) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xxi) impairment in the carrying value of our goodwill or indefinite life intangible assets; (xxii) our participation in multiemployer pension plans; (xxiii) volatility in capital markets or interest rates; (xxiv) risks associated with our commodity purchasing activities; (xxv) the effect of, or changes in, general economic conditions; (xxvi) impacts on our operations caused by factors and forces beyond our control, such as natural disasters, fire, bioterrorism, pandemics or extreme weather; (xxvii) failure to maximize or assert our intellectual property rights; (xxviii) effects related to changes in tax rates, valuation of deferred tax assets and liabilities, or tax laws and their interpretation; (xxix) the effectiveness of our internal control over financial reporting, including identification of additional material weaknesses; and (xxx) those factors discussed within Item 1, Item 1A and Item 7 of our Annual Report on Form 10-K for the year ended October 3, 2020, as amended, and our other periodic filings with the SEC.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
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

Commodities Risk: We purchase certain commodities, such as grains and livestock in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily forwards and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. We generally do not hedge anticipated transactions beyond 18 months. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of January 2, 2021, and October 3, 2020, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted forward and option prices. The market risk exposure analysis included both derivatives designated as hedge instruments and derivatives not designated as hedge instruments.

Effect of 10% change in fair value		in millions
	January 2, 2021	October 3, 2020
Livestock:
Live Cattle	$19	$24
Lean Hogs	19	19
Grain:
Corn	16	23
Soybean Meal	35	28
Interest Rate Risk: At January 2, 2021, we had variable rate debt of $1,528 million with a weighted average interest rate of 1.8%. A hypothetical 10% increase in interest rates effective at January 2, 2021, and October 3, 2020, would not have a significant effect on variable interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At January 2, 2021, we had fixed-rate debt of $9,829 million with a weighted average interest rate of 4.4%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $133 million at January 2, 2021, and $108 million at October 3, 2020. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
We are subject to interest rate risk associated with our pension and post-retirement benefit obligations. Changes in interest rates impact the liabilities associated with these benefit plans as well as the amount of income or expense recognized for these plans. Declines in the value of the plan assets could diminish the funded status of the pension plans and potentially increase the requirements to make cash contributions to these plans. See Part II, Item 8, Notes to Consolidated Financial Statements, Note 16: Pensions and Other Postretirement Benefits in our Annual Report on Form 10-K and subsequent amendment on Form 10-K/A for the fiscal year ended October 3, 2020, for additional information.
Foreign Currency Risk: We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Australian dollar, the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Malaysian ringgit, the Mexican peso, and the Thai baht. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates related to the foreign exchange forward and option contracts would have had a $44 million and $54 million impact on pretax income at January 2, 2021, and October 3, 2020 respectively.
Concentration of Credit Risk: Refer to our market risk disclosures set forth in our Annual Report filed on Form 10-K and subsequent amendment on Form 10-K/A for the fiscal year ended October 3, 2020, for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from our Annual Report on Form 10-K for the fiscal year ended October 3, 2020.

EBITDA Reconciliations
A reconciliation of net income to EBITDA is as follows (in millions, except ratio data):

	Three Months Ended		Fiscal Year Ended	Twelve Months Ended
	January 2, 2021	December 28, 2019	October 3, 2020	January 2, 2021

Net income	$472	$509	$2,071	$2,034
Less: Interest income	(2)	(3)	(10)	(9)
Add: Interest expense	110	120	485	475
Add: Income tax expense	144	148	593	589
Add: Depreciation	229	217	900	912
Add: Amortization (a)	66	68	278	276
EBITDA	$1,019	$1,059	$4,317	$4,277

Total gross debt			$11,339	$11,357
Less: Cash and cash equivalents			(1,420)	(2,406)
Less: Short-term investments			—	—
Total net debt			$9,919	$8,951

Ratio Calculations:
Gross debt/EBITDA			2.6x	2.7x
Net debt/EBITDA			2.3x	2.1x
(a) Excludes the amortization of debt issuance and debt discount expense of $3 million for the three months ended January 2, 2021 and December 28, 2019 and $14 million for the fiscal year ended October 3, 2020 and the twelve months ended January 2, 2021 as it is included in interest expense.
EBITDA represents net income, net of interest, income tax expense, depreciation and amortization. Net debt to EBITDA represents the ratio of our debt, net of cash and short-term investments, to EBITDA. EBITDA and net debt to EBITDA are presented as supplemental financial measurements in the evaluation of our business. We believe the presentation of these financial measures helps investors to assess our operating performance from period to period, including our ability to generate earnings sufficient to service our debt, and enhances understanding of our financial performance and highlights operational trends. These measures are widely used by investors and rating agencies in the valuation, comparison, rating and investment recommendations of companies; however, the measurements of EBITDA and net debt to EBITDA may not be comparable to those of other companies, which limits their usefulness as comparative measures. EBITDA and net debt to EBITDA are not measures required by or calculated in accordance with GAAP and should not be considered as substitutes for net income or any other measure of financial performance reported in accordance with GAAP or as a measure of operating cash flow or liquidity. EBITDA is a useful tool for assessing, but is not a reliable indicator of, our ability to generate cash to service our debt obligations because certain of the items added to net income to determine EBITDA involve outlays of cash. As a result, actual cash available to service our debt obligations will be different from EBITDA. Investors should rely primarily on our GAAP results, and use non-GAAP financial measures only supplementally, in making investment decisions.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the CEO and CFO have concluded that, solely due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of January 2, 2021.
Material Weakness in Internal Control Over Financial Reporting
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
Changes in Internal Control Over Financial Reporting
During fiscal 2019, we implemented the primary phase of a new Enterprise Resource Planning system (“ERP”). The implementation will continue in additional phases through fiscal 2021. We concluded, as part of our evaluation, that the implementation of the ERP has not materially affected our internal control over financial reporting.
In the first quarter ended January 2, 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.Legal Proceedings
Refer to the description of the “Broiler Antitrust Civil Litigation” under the heading “Contingencies” in Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 15: Commitments and Contingencies, which discussion is incorporated herein by reference. Other than as set forth below and in our Annual Report on Form 10-K for the fiscal year ended October 3, 2020, as amended, there are no additional updates to the legal proceedings involving the Company and/or its subsidiaries.
On January 27, 2017, Haff Poultry, Inc., Craig Watts, Johnny Upchurch, Jonathan Walters and Brad Carr, acting on behalf of themselves and a putative class of broiler chicken farmers, filed a class action complaint against us and certain of our poultry subsidiaries, as well as several other vertically-integrated poultry processing companies, in the United States District Court for the Eastern District of Oklahoma. On March 27, 2017, a second class action complaint making similar claims on behalf of a similarly defined putative class was filed in the United States District Court for the Eastern District of Oklahoma. Plaintiffs in the two cases sought to have the matters consolidated, and, on July 10, 2017, filed a consolidated amended complaint styled In re Broiler Chicken Grower Litigation. The plaintiffs allege, among other things, that the defendants colluded not to compete for broiler raising services “with the purpose and effect of fixing, maintaining, and/or stabilizing grower compensation below competitive levels.” The plaintiffs also allege that the defendants “agreed to share detailed data on [g]rower compensation with one another, with the purpose and effect of artificially depressing [g]rower compensation below competitive levels.” The plaintiffs contend these alleged acts constitute violations of the Sherman Antitrust Act and Section 202 of the Grain Inspection, Packers and Stockyards Act of 1921. The plaintiffs are seeking treble damages, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative class. We and the other defendants filed a motion to dismiss on September 8, 2017, and that motion was denied on January 6, 2020. The parties are now conducting discovery in the Oklahoma action. Additional named plaintiffs filed similar class action complaints in federal district courts in North Carolina, Colorado, Kansas and California. On October 6, 2020, the named plaintiffs in the Oklahoma action filed a motion with the United States Judicial Panel on Multidistrict Litigation (JPML) to transfer and consolidate all actions in the Eastern District of Oklahoma. On December 15, 2020, the JPML granted the plaintiffs' motion and consolidated all actions in the Eastern District of Oklahoma.

On December 19, 2019, Olean Wholesale Grocery Cooperative, Inc. and John Gross and Company, Inc., acting on behalf of themselves and a putative class of all persons and entities who purchased turkey directly from a defendant or alleged co-conspirator during the class period of January 1, 2010 to January 1, 2017, filed a class action against us, turkey suppliers, and Agri Stats, Inc. in the United States District Court for the Northern District of Illinois. The plaintiffs allege, among other things, that the defendants entered into an agreement to exchange competitively sensitive information regarding turkey supply, production and pricing plans, all with the intent to artificially inflate the price of turkey, in violation of the Sherman Act. Plaintiffs are seeking treble damages, pre- and post-judgment interest, costs and attorneys’ fees on behalf of the putative class. On April 13, 2020, Sandee's Catering filed a similar complaint in the United States District Court for the Northern District of Illinois on behalf of itself and a putative class of all commercial and institutional indirect purchasers of turkey that purchased directly from a defendant or alleged co-conspirator during the class period of January 1, 2010 to January 1, 2017, alleging claims based on the Sherman Act and various state law causes of action. The plaintiffs are seeking treble damages, pre- and post-judgment interest, costs, and attorneys' fees on behalf of the putative class. We moved to dismiss the complaints, and in decisions on October 19 and 26, 2020, the court partially denied the motions. The parties are now conducting discovery.
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
Item 1A.Risk Factors
Our business is subject to a variety of risks and uncertainties. These risks are described elsewhere in our other filings with the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 3, 2020. The risks identified in such reports have not changed in any material respect.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the three months ended January 2, 2021.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Oct. 4, 2020 to Oct. 31, 2020	35,565	$59.13	—	18,851,028
Nov. 1, 2020 to Dec. 5, 2020	189,482	62.32	—	18,851,028
Dec. 6, 2020 to Jan. 2, 2021	44,751	67.46	—	18,851,028
Total	269,798	$62.75	—	18,851,028
(1)On February 7, 2003, we announced our Board of Directors had approved a program to repurchase up to 25 million shares of outstanding Class A common stock from time to time in open market or privately negotiated transactions. On May 3, 2012, our Board of Directors approved an additional 35 million shares, on January 30, 2014, our Board of Directors approved an additional 25 million shares and on February 4, 2016, our Board of Directors approved an additional 50 million shares, in each case, authorized for repurchase under our share repurchase program. The program has no fixed or scheduled termination date.
(2)We purchased 269,798 shares during the three months ended January 2, 2021 that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 108,976 shares purchased in open market transactions and 160,822 shares withheld to cover required tax withholdings related to the vesting of restricted stock. Shares withheld to cover required tax withholdings related to the vesting of restricted stock do not reduce our total share repurchase authority.
(3)Shares purchased during the three months ended January 2, 2021 pursuant to our previously announced stock repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not Applicable.
Item 5.Other Information
None.

Item 6.Exhibits
The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibit No.		Exhibit Description

10.1	* **
Form of Stock Options (Contracted) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020.

10.2	* **	Form of Stock Options (5+1) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020.

10.3	* **
Form of Stock Options (Director/Non-Contract) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020.

10.4	* **	Form of Stock Options (CEO Special) - Stock Incentive Aware Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective October 5, 2020.

10.5	* **
Form of Restricted Stock (Contracted) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020.

10.6	* **
Form of Restricted Stock (Director/Non-Contract) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020.

10.7	* **
Form of Restricted Stock (5+1) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020.

10.8	* **
Form of Performance Shares - Operating Income - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020.

10.9	* **
Form of Performance Shares - Operating Income (5+1) - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020.

10.10	* **
Form of Performance Shares - Total Shareholder Return - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020.

10.11	* **
Form of Performance Shares - Total Shareholder Return (5+1) - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020.

10.12	* **
Form of Restricted Stock (5+1 Special) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020.

10.13	* **
Form of Restricted Stock (Contracted Special) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020.

10.14	* **
Form of Restricted Stock (International Non-Contract) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020.

10.15	* **
Form of Restricted Stock (International Contracted) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020.

10.16	* **
Form of Restricted Stock (Chairman and CEO Special) - Stock Incentive Aware Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective October 5, 2020.

31.1	**	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following information from our Quarterly Report on Form 10-Q for the quarter ended January 2, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Shareholders' Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104		Cover Page Interactive Data File formatted in iXBRL.

	*	Indicates a management contract or compensatory plan or arrangement.
	**	Filed herewith.
	***	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: February 11, 2021	/s/ Stewart Glendinning
Stewart Glendinning
Executive Vice President and Chief Financial Officer

Date: February 11, 2021	/s/ Phillip W. Thomas
Phillip W. Thomas
Vice President, Controller and Chief Accounting Officer