Form 10-Q
period 2021-04-03
TYSON FOODS, INC.
filed 2021-05-10
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 3, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 3, 2021.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	294,772,878
Class B Common Stock, $0.10 Par Value (Class B stock)	70,010,355
Class B stock is not listed for trading on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis.
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Sales	$11,300	$10,888	$21,760	$21,703
Cost of Sales	10,047	9,867	19,330	19,242
Gross Profit	1,253	1,021	2,430	2,461
Selling, General and Administrative	533	506	1,005	1,188
Operating Income	720	515	1,425	1,273
Other (Income) Expense:
Interest income	(2)	(3)	(4)	(6)
Interest expense	110	119	220	239
Other, net	(12)	(106)	(31)	(122)
Total Other (Income) Expense	96	10	185	111
Income before Income Taxes	624	505	1,240	1,162
Income Tax Expense	147	126	291	274
Net Income	477	379	949	888
Less: Net Income Attributable to Noncontrolling Interests	1	3	6	7
Net Income Attributable to Tyson	$476	$376	$943	$881
Weighted Average Shares Outstanding:
Class A Basic	293	293	293	293
Class B Basic	70	70	70	70
Diluted	365	365	365	366
Net Income Per Share Attributable to Tyson:
Class A Basic	$1.34	$1.06	$2.65	$2.48
Class B Basic	$1.20	$0.95	$2.38	$2.22
Diluted	$1.30	$1.03	$2.58	$2.41
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Net Income	$477	$379	$949	$888
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	1	(5)	2	(2)
Investments	(1)	—	(1)	—
Currency translation	(49)	(104)	26	(69)
Postretirement benefits	1	(42)	2	(42)
Total Other Comprehensive Income (Loss), Net of Taxes	(48)	(151)	29	(113)
Comprehensive Income	429	228	978	775
Less: Comprehensive Income Attributable to Noncontrolling Interests	1	3	6	7
Comprehensive Income Attributable to Tyson	$428	$225	$972	$768
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	April 3, 2021	October 3, 2020
Assets
Current Assets:
Cash and cash equivalents	$877	$1,420
Accounts receivable, net	2,113	1,952
Inventories	4,128	3,859
Other current assets	896	367
Total Current Assets	8,014	7,598
Net Property, Plant and Equipment	7,661	7,596
Goodwill	10,555	10,899
Intangible Assets, net	6,649	6,774
Other Assets	1,595	1,589
Total Assets	$34,474	$34,456

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$580	$548
Accounts payable	1,900	1,876
Other current liabilities	2,132	1,810
Total Current Liabilities	4,612	4,234
Long-Term Debt	9,784	10,791
Deferred Income Taxes	2,340	2,317
Other Liabilities	1,668	1,728
Commitments and Contingencies (Note 15)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 378 million shares	38	38
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,443	4,433
Retained earnings	15,716	15,100
Accumulated other comprehensive gain (loss)	(150)	(179)
Treasury stock, at cost – 83 million shares at April 3, 2021 and October 3, 2020	(4,123)	(4,145)
Total Tyson Shareholders’ Equity	15,931	15,254
Noncontrolling Interests	139	132
Total Shareholders’ Equity	16,070	15,386
Total Liabilities and Shareholders’ Equity	$34,474	$34,456
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended				Six Months Ended
	April 3, 2021		March 28, 2020		April 3, 2021		March 28, 2020
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance at beginning and end of period	378	$38	378	$38	378	$38	378	$38

Class B Common Stock:
Balance at beginning and end of period	70	7	70	7	70	7	70	7

Capital in Excess of Par Value:
Balance at beginning of period		4,411		4,354		4,433		4,378
Stock-based compensation		32		24		10		—
Balance at end of period		4,443		4,378		4,443		4,378

Retained Earnings:
Balance at beginning of period		15,399		13,994		15,100		13,655
Net income attributable to Tyson		476		376		943		881
Dividends		(159)		(150)		(327)		(316)
Balance at end of period		15,716		14,220		15,716		14,220

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of period		(102)		(79)		(179)		(117)
Other comprehensive income (loss)		(48)		(151)		29		(113)
Balance at end of period		(150)		(230)		(150)		(230)

Treasury Stock:
Balance at beginning of period	83	(4,115)	83	(4,079)	83	(4,145)	82	(4,011)
Purchase of Class A common stock	—	(17)	—	(64)	—	(34)	2	(196)
Stock-based compensation	—	9	—	7	—	56	(1)	71
Balance at end of period	83	(4,123)	83	(4,136)	83	(4,123)	83	(4,136)

Total Shareholders’ Equity Attributable to Tyson		$15,931		$14,277		$15,931		$14,277

Equity Attributable to Noncontrolling Interests:
Balance at beginning of period		$143		$147		$132		$144
Net income attributable to noncontrolling interests		1		3		6		7
Other		(5)		(5)		1		(6)
Total Equity Attributable to Noncontrolling Interests		$139		$145		$139		$145

Total Shareholders’ Equity		$16,070		$14,422		$16,070		$14,422
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	April 3, 2021	March 28, 2020
Cash Flows From Operating Activities:
Net income	$949	$888
Depreciation and amortization	604	581
Deferred income taxes	27	32
Other, net	46	(35)
Net changes in operating assets and liabilities	(277)	(206)
Cash Provided by Operating Activities	1,349	1,260
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(557)	(624)
Purchases of marketable securities	(41)	(48)
Proceeds from sale of marketable securities	41	31
Proceeds from sale of business	—	29
Acquisition of equity investments	—	(184)
Other, net	49	(81)
Cash Used for Investing Activities	(508)	(877)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	557	68
Payments on debt	(1,570)	(62)
Borrowings on revolving credit facility	—	1,210
Payments on revolving credit facility	—	(1,080)
Proceeds from issuance of commercial paper	—	12,886
Repayments of commercial paper	—	(12,885)
Purchases of Tyson Class A common stock	(34)	(196)
Dividends	(318)	(301)
Stock options exercised	22	28
Other, net	(2)	(7)
Cash Used for Financing Activities	(1,345)	(339)
Effect of Exchange Rate Changes on Cash	10	(9)
(Decrease)/Increase in Cash and Cash Equivalents and Restricted Cash	(494)	35
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	1,466	484
Cash and Cash Equivalents and Restricted Cash at End of Period	972	519
Less: Restricted Cash at End of Period	95	82
Cash and Cash Equivalents at End of Period	$877	$437
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
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly our financial position as of April 3, 2021, and the results of operations for the three and six months ended April 3, 2021, and March 28, 2020. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
Revision of Previously Issued Unaudited Consolidated Condensed Financial Statements
As previously disclosed in the 10-K/A, during the first quarter of fiscal 2021, the Company discovered information that led to an internal investigation relating to one of its cattle suppliers and determined that this supplier made misrepresentations regarding the number of cattle the supplier purchased on behalf of the Company’s Beef segment. Based upon its investigation, the Company determined that the misappropriation of Company funds by the supplier caused the Company to overstate live cattle inventory for fiscal years and interim periods from 2017 through 2020. The resulting loss to the Company and related inventory misstatement was isolated to the Beef segment and was attributable solely to this cattle supplier. Although the Company evaluated the materiality of the misstatements and concluded that the misstatements did not have a material impact on the previously issued annual or interim financial statements, the Company revised its previously issued 2020, 2019 and 2018 annual financial statements to correct for such misstatements as set forth in the 10-K/A. In connection with the filing of this Quarterly Report on Form 10-Q, the Company has revised the accompanying consolidated condensed interim financial statements as of and for the three and six months ended March 28, 2020 to correct for the impact of the misstatements. The applicable notes to the accompanying financials have also been corrected to reflect the impact of the revisions of the previously filed consolidated condensed interim financial statements.

The following tables represent revisions to our consolidated condensed financial information for the periods ended March 28, 2020:

Second Quarter				in millions, except per share data
	Three months ended March 28, 2020			Six months ended March 28, 2020
	As originally reported	Adjustments	As revised	As originally reported	Adjustments	As revised
Consolidated Statements of Income:
Selling, General and Administrative	$520	$(14)	$506	$1,134	$54	$1,188
Operating Income	501	14	$515	1,327	(54)	1,273
Income before Income Taxes	491	14	$505	1,216	(54)	1,162
Income Tax Expense (Benefit)	124	2	$126	288	(14)	274
Net Income	367	12	$379	928	(40)	888
Net Income Attributable to Tyson	364	12	$376	921	(40)	881

Net Income Per Share Attributable to Tyson
Class A Basic	$1.03	$0.03	$1.06	$2.59	$(0.11)	$2.48
Class B Basic	$0.92	$0.03	$0.95	$2.32	$(0.10)	$2.22
Diluted	$1.00	$0.03	$1.03	$2.52	$(0.11)	$2.41

Consolidated Statements of Comprehensive Income:
Net Income	$367	$12	$379	$928	$(40)	$888
Comprehensive Income	216	12	228	815	(40)	775
Comprehensive Income Attributable to Tyson	213	12	225	808	(40)	768

				As of March 28, 2020
				As originally reported	Adjustments	As revised
Consolidated Balance Sheet:
Inventories				$4,025	$(233)	$3,792
Total Current Assets				7,099	(233)	6,866
Total Assets				33,890	(233)	33,657
Deferred Income Taxes				2,384	(61)	2,323
Retained Earnings(a)				14,392	(172)	14,220
Total Tyson Shareholders' Equity				14,449	(172)	14,277
Total Shareholders' Equity				14,594	(172)	14,422
Total Liabilities and Shareholders' Equity				33,890	(233)	33,657

				Six months ended March 28, 2020
				As originally reported	Adjustments	As revised
Consolidated Statement of Cash Flows:
Net Income				$928	$(40)	$888
Deferred income taxes				46	(14)	32
Net changes in operating assets and liabilities				(260)	54	(206)
(a) The adjustment to retained earnings includes an impact of $132 million related to misstatements that originated prior to fiscal 2020.
Asset Held for Sale
In the second quarter of fiscal 2021, we initiated a plan to sell a business included in our Prepared Foods segment. The business had a net carrying value of approximately $410 million at April 3, 2021, which included approximately $40 million of working capital consisting of inventory, accounts receivable and accounts payable, $20 million of property, plant and equipment and $350 million of allocated goodwill. The net carrying value will change in future periods due to such items as normal business operations, timing of closing of the sale, as well as final negotiated deal terms. We anticipate we will be able to identify a buyer and close the transaction within the next twelve months and expect to record a pretax gain as a result of the sale of this business. We have reclassified the assets and liabilities held for sale related to this business to Other current assets and Other current liabilities in our Consolidated Condensed Balance Sheet as of April 3, 2021.

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
NOTE 2: INVENTORIES
Processed products, livestock, and supplies and other are valued at the lower of cost or net realizable value. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, livestock grower pay and catch and haul costs), labor and manufacturing, and production overhead, which are related to the purchase and production of inventories. At April 3, 2021, the cost of inventories was determined by either the first-in, first-out (“FIFO”) method or the weighted-average method, which is consistent with the methods used at October 3, 2020.
The following table reflects the major components of inventory (in millions):

	April 3, 2021	October 3, 2020
Processed products	$2,234	$2,223
Livestock	1,170	977
Supplies and other	724	659
Total inventory	$4,128	$3,859

NOTE 3: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	April 3, 2021	October 3, 2020
Land	$209	$196
Buildings and leasehold improvements	5,072	4,961
Machinery and equipment	9,220	9,013
Land improvements and other	425	420
Buildings and equipment under construction	1,092	991
	16,018	15,581
Less accumulated depreciation	8,357	7,985
Net Property, Plant and Equipment	$7,661	$7,596
NOTE 4: RESTRUCTURING AND RELATED CHARGES
In the first quarter of fiscal 2020, the Company approved a restructuring program (the “2020 Program”), which is expected to contribute to the Company’s overall strategy of financial fitness through the elimination of overhead and consolidation of certain enterprise functions. We recognized $60 million of cumulative pretax charges in fiscal 2020 associated with the 2020 Program consisting of severance and employee related costs. As part of the 2020 Program, we are eliminating positions across several areas and job levels, with eliminated positions originating from the corporate offices in Springdale, Arkansas, and Chicago, Illinois, as well as certain production facility and supply chain administrative positions. The majority of the positions have already been or are expected to be eliminated by the end of fiscal 2021. We do not anticipate future costs of the 2020 Program to be significant.
For the three and six months ended April 3, 2021, we did not incur restructuring and related charges. For the three months ended March 28, 2020, we did not incur significant restructuring and related charges. For the six months ended March 28, 2020, we recognized restructuring and related charges of $52 million, primarily consisting of severance and employee related costs, of which $5 million was recorded in Cost of Sales and $47 million was recorded in Selling, General and Administrative in our Consolidated Condensed Statements of Income.
Our restructuring liability was $13 million at April 3, 2021 and $37 million at October 3, 2020. The change in the restructuring liability was due to reductions of $24 million, primarily consisting of payments, during the six months ended April 3, 2021.
NOTE 5: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	April 3, 2021	October 3, 2020
Accrued salaries, wages and benefits	$746	$823
Taxes payable	244	152
Accrued current legal contingencies (a)	342	18
Other	800	817
Total other current liabilities	$2,132	$1,810
(a) As of April 3, 2021, $80 million of funds held in an escrow account for litigation settlements was included as restricted cash within Other current assets in the Consolidated Condensed Balance Sheets. As of October 3, 2020, no restricted cash was included within Other current assets in the Consolidated Condensed Balance Sheets.

NOTE 6: DEBT
The major components of debt are as follows (in millions):

	April 3, 2021	October 3, 2020
Revolving credit facility	$—	$—
Commercial paper	—	—
Senior notes:
2.25% Notes due August 2021	500	500
4.50% Senior notes due June 2022	1,000	1,000
3.90% Senior notes due September 2023	400	400
3.95% Notes due August 2024	1,250	1,250
4.00% Notes due March 2026 (“2026 Notes”)	800	800
3.55% Notes due June 2027	1,350	1,350
7.00% Notes due January 2028	18	18
4.35% Notes due March 2029 (“2029 Notes”)	1,000	1,000
6.13% Notes due November 2032	160	160
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	500	500
4.55% Notes due June 2047	750	750
5.10% Notes due September 2048 (“2048 Notes”)	1,500	1,500
Discount on senior notes	(43)	(45)
Term loans:
Term loan facility due March 2022	—	1,500
Term loan facility due March 2023 (0.91% at 4/3/2021)	500	—
Other	232	216
Unamortized debt issuance costs	(53)	(60)
Total debt	10,364	11,339
Less current debt	580	548
Total long-term debt	$9,784	$10,791
Revolving Credit Facility and Letters of Credit
We have a $1.75 billion revolving credit facility that supports short-term funding needs and serves as a backstop to our commercial paper program. The facility will mature and the commitments thereunder will terminate in March 2023. At April 3, 2021, amounts available for borrowing under this facility totaled $1.75 billion and we had no borrowings and no outstanding letters of credit issued under this facility. At April 3, 2021, we had $100 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of leasing and workers’ compensation insurance programs and other legal obligations. In the future, if any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility.
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured short-term promissory notes up to an aggregate maximum principal amount of $1 billion. As of April 3, 2021, we had no commercial paper outstanding. Our ability to access commercial paper in the future may be limited or its costs increased.
Term Loans
On March 27, 2020, we executed a $1.5 billion term loan facility to refinance our short-term promissory notes (“commercial paper program”), repay outstanding balances under our revolving credit facility and for general liquidity purposes. In February 2021, we repaid $750 million of the $1.5 billion outstanding. On March 22, 2021, we executed a new $500 million term loan facility due March 2023. The Company used the proceeds of the new term loan, together with $250 million in cash on hand, to repay in full the remaining $750 million outstanding under the Company's existing $1.5 billion term loan facility due March 2022. The new term loan facility expires on March 22, 2023. Additionally, the term loan facility contains covenants that are similar to those contained in the revolving credit facility.

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
We were in compliance with all debt covenants at April 3, 2021.
NOTE 7: EQUITY
Share Repurchases
As of April 3, 2021, 18.9 million shares remained available for repurchase under our share repurchase program. The share repurchase program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans. A summary of share repurchases of our Class A stock is as follows (in millions):

	Three Months Ended				Six Months Ended
	April 3, 2021		March 28, 2020		April 3, 2021		March 28, 2020
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	—	$—	0.7	$50	—	$—	1.8	$150
To fund certain obligations under equity compensation plans	0.2	17	0.1	14	0.5	34	0.5	46
Total share repurchases	0.2	$17	0.8	$64	0.5	$34	2.3	$196
NOTE 8: INCOME TAXES
Our effective tax rate was 23.5% and 25.1% for the second quarter of fiscal 2021 and 2020, respectively and 23.5% and 23.6% for the first six months of fiscal 2021 and 2020, respectively. The effective tax rates for the second quarter and first six months of fiscal 2021 and 2020 were higher than the federal statutory tax rate primarily due to state taxes, partially offset by various tax benefits.
Unrecognized tax benefits were $168 million and $165 million at April 3, 2021 and October 3, 2020, respectively. We do not expect material changes to our unrecognized tax benefits during the next twelve months.

NOTE 9: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Numerator:
Net income	$477	$379	$949	$888
Less: Net income attributable to noncontrolling interests	1	3	6	7
Net income attributable to Tyson	476	376	943	881
Less dividends declared:
Class A	131	124	269	261
Class B	28	26	58	55
Undistributed earnings	$317	$226	$616	$565

Class A undistributed earnings	$261	$186	$507	$465
Class B undistributed earnings	56	40	109	100
Total undistributed earnings	$317	$226	$616	$565

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	293	293	293	293
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70	70	70
Effect of dilutive securities:
Stock options, restricted stock and performance units	2	2	2	3
Warrants
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	365	365	365	366

Net income per share attributable to Tyson:
Class A basic	$1.34	$1.06	$2.65	$2.48
Class B basic	$1.20	$0.95	$2.38	$2.22
Diluted	$1.30	$1.03	$2.58	$2.41
Dividends Declared Per Share:
Class A	$0.445	$0.420	$0.915	$0.885
Class B	$0.401	$0.378	$0.824	$0.797
Approximately 5 million of our stock-based compensation shares were antidilutive for each of the three and six months ended April 3, 2021. Approximately 3 million and 2 million of our stock-based compensation shares were antidilutive for the three and six months ended March 28, 2020, respectively. These shares were not included in the diluted earnings per share calculation.
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

NOTE 10: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors' Audit Committee. These programs and risks are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize various industry-standard models that take into account the implicit cost of hedging. Credit risks associated with our derivative contracts are not significant as we minimize counterparty exposure by dealing with credit-worthy counterparties and utilizing exchange traded instruments, margin accounts or letters of credit. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk related to our derivative financial instruments existed at April 3, 2021.
We had the following net aggregated outstanding notional amounts related to our derivative financial instruments:

in millions, except soybean meal tons	Metric	April 3, 2021	October 3, 2020
Commodity:
Corn	Bushels	24	43
Soybean Meal	Tons	866,033	428,300
Live Cattle	Pounds	455	234
Lean Hogs	Pounds	394	283
Foreign Currency	United States dollar	$111	$536
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
Cash Flow Hedges
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes as well as interest rates related to our variable rate debt. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of April 3, 2021, we had $15 million of realized losses related to treasury rate locks in connection with the issuance of the 2026, 2029 and 2048 Notes, which will be reclassified to earnings over the lives of these notes. During the six months ended April 3, 2021 and March 28, 2020, we did not reclassify significant pretax gains or losses into earnings as a result of the discontinuance of cash flow hedges. The following table sets forth the pretax impact of cash flow hedge and derivative instruments recognized in Other Comprehensive Income (in millions):

Gain (Loss) Recognized in OCI On Derivatives	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Cash flow hedge – derivatives designated as hedging instruments:
Commodity contracts	$—	$(11)	$—	$(11)
Interest rate hedges	—	(1)	—	(1)
Total	$—	$(12)	$—	$(12)

Fair Value Hedges
We designate certain derivative contracts as fair value hedges of firm commitments to purchase livestock for harvest. Our objective of these hedges is to minimize the risk of changes in fair value created by fluctuations in commodity prices associated with fixed price livestock firm commitments. For these derivative instruments we designate and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the same period. We include the gain or loss on the hedged items (e.g., livestock purchase firm commitments) in the same line item, Cost of Sales, as the offsetting gain or loss on the related livestock forward position. Ineffectiveness related to fair value hedges was insignificant for the three and six months ended April 3, 2021, and March 28, 2020. The following table sets forth the carrying amount of fair value hedge (assets) liabilities as of April 3, 2021 and October 3, 2020 (in millions):

Consolidated Condensed Balance Sheets Classification	April 3, 2021	October 3, 2020
Inventory	$40	$6
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
Reclassification to Earnings
The following table sets forth the total amounts of each income and expense line item presented in the Consolidated Condensed Statements of Income in which the effects of hedges are recorded (in millions):

Consolidated Condensed Statements of Income Classification	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Cost of Sales	$10,047	$9,867	$19,330	$19,242
Interest Expense	110	119	220	239
Other, net	(12)	(106)	(31)	(122)
The following table sets forth the pretax impact of the cash flow, fair value and undesignated derivative instruments in the Consolidated Condensed Statements of Income (in millions):

Consolidated Condensed Statements of Income Classification		Three Months Ended		Six Months Ended
		April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Cost of Sales	Gain (Loss) on cash flow hedges reclassified from OCI to Earnings:
	Commodity contracts	$—	$(5)	$(1)	$(7)
	Gain (Loss) on fair value hedges:
	Commodity contracts (a)	(13)	31	(15)	47
	Gain (Loss) on derivatives not designated as hedging instruments:
	Commodity contracts	(2)	(126)	96	(97)
Total		$(15)	$(100)	$80	$(57)

Interest Expense	Gain (Loss) on cash flow hedges reclassified from OCI to Earnings:
	Interest rate contracts	$(1)	$(1)	$(1)	$(2)

Other, net	Gain (Loss) on derivatives not designated as hedging instruments:
	Foreign exchange contracts	$—	$(3)	$1	$1
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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

April 3, 2021	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$3	$—	$(2)	$1
Undesignated	—	256	—	(161)	95
Other Assets:
Available-for-sale securities:
Non-current	—	55	53	—	108
Deferred compensation assets	12	385	—	—	397
Total assets	$12	$699	$53	$(163)	$601
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$43	$—	$(43)	$—
Undesignated	—	159	—	(126)	33
Total liabilities	$—	$202	$—	$(169)	$33

October 3, 2020	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$4	$—	$(2)	$2
Undesignated	—	96	—	(51)	45
Other Assets:
Available-for-sale securities:
Non-current	—	55	53	—	108
Deferred compensation assets	19	336	—	—	355
Total assets	$19	$491	$53	$(53)	$510
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$10	$—	$(10)	$—
Undesignated	—	74	—	(59)	15
Total liabilities	$—	$84	$—	$(69)	$15
(a) Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. Additionally, at April 3, 2021, and October 3, 2020, we had $6 million and $16 million, respectively, of net cash collateral with various counterparties where master netting arrangements exist and held no cash collateral.
The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Six Months Ended
	April 3, 2021	March 28, 2020
Balance at beginning of year	$53	$52
Total realized and unrealized gains (losses):
Included in earnings	—	—
Included in other comprehensive income (loss)	(1)	(1)
Purchases	14	5
Issuances	—	—
Settlements	(13)	(9)
Balance at end of period	$53	$47
Total gains (losses) for the six month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Derivative Assets and Liabilities
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
Available-for-Sale Securities
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
The following table sets forth our available-for-sale securities' amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	April 3, 2021			October 3, 2020
	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)
Available-for-sale securities:
Debt securities:
U.S. treasury and agency	$55	$55	$—	$55	$55	$—
Corporate and asset-backed	52	53	1	51	53	2
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
We consider many factors in determining whether a loss is credit-related, including the financial condition and near-term prospects of the issuer, borrower repayment characteristics for asset-backed securities, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no direct write-offs or allowances for credit losses in earnings for the three and six months ended April 3, 2021, and March 28, 2020.
Deferred Compensation Assets
We maintain non-qualified deferred compensation plans for certain executives and other highly compensated employees. Investments are maintained within a trust and include money market funds, mutual funds and life insurance policies. The cash surrender value of the life insurance policies is invested primarily in mutual funds. The investments are recorded at fair value based on quoted market prices and are included in Other Assets in the Consolidated Condensed Balance Sheets. We classify the investments which have observable market prices in active markets in Level 1 as these are generally publicly traded mutual funds. The remaining deferred compensation assets are classified in Level 2, as fair value can be corroborated based on observable market data. Realized and unrealized gains (losses) on deferred compensation are included in earnings.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the six months ended April 3, 2021, and March 28, 2020.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	April 3, 2021		October 3, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total debt	$11,665	$10,364	$12,982	$11,339

NOTE 12: PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the net periodic cost for the pension and postretirement benefit plans for the three and six months ended April 3, 2021 and March 28, 2020 are as follows (in millions):

	Pension Plans
	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020

Service cost	$—	$—	$—	$—
Interest cost	1	7	3	17
Expected return on plan assets	—	(6)	—	(15)
Amortization of:
Amortization of net actuarial loss	1	1	2	2
Settlement (gain) loss	—	(106)	—	(106)
Net periodic cost (credit)	$2	$(104)	$5	$(102)

	Postretirement Benefit Plans
	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020

Interest cost	$—	$—	$—	$—
Amortization of prior service cost (credit)	(1)	(1)	(1)	(1)
Net periodic cost (credit)	$(1)	$(1)	$(1)	$(1)
Net periodic benefit cost, excluding the service cost component, was recorded in the Consolidated Condensed Statements of Income in Other, net.
During the second quarter of fiscal 2020, we recognized a one-time gain of $110 million related to the termination of two qualified pension plans and one multi-employer pension plan and recorded the amount in the Consolidated Condensed Statements of Income in Other, net. The settlements of the two qualified plans through purchased annuities did not require any significant contributions. The plans have no remaining benefit obligation.
NOTE 13: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after-tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended						Six Months Ended
	April 3, 2021			March 28, 2020			April 3, 2021			March 28, 2020
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to interest expense	$1	$—	$1	$1	$(1)	$—	$1	$—	$1	$2	$(1)	$1
(Gain) loss reclassified to cost of sales	—	—	—	5	(1)	4	1	—	1	7	(1)	6
Unrealized gain (loss)	—	—	—	(12)	3	(9)	—	—	—	(12)	3	(9)

Investments:
Unrealized gain (loss)	(1)	—	(1)	—	—	—	(1)	—	(1)	—	—	—

Currency translation:
Translation adjustment	(49)	—	(49)	(105)	1	(104)	26	—	26	(70)	1	(69)

Postretirement benefits:
Unrealized gain (loss)	1	—	1	1	—	1	2	—	2	1	—	1
Pension settlement reclassified to other (income) expense	—	—	—	(58)	15	(43)	—	—	—	(58)	15	(43)
Total other comprehensive income (loss)	$(48)	$—	$(48)	$(168)	$17	$(151)	$29	$—	$29	$(130)	$17	$(113)

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
Beef
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
Pork
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
Chicken
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
Prepared Foods
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
Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Sales:
Beef	$4,046	$3,979	$8,033	$7,817
Pork	1,477	1,266	2,916	2,645
Chicken	3,553	3,397	6,384	6,689
Prepared Foods	2,164	2,080	4,277	4,220
International/Other	487	465	956	963
Intersegment	(427)	(299)	(806)	(631)
Total sales	$11,300	$10,888	$21,760	$21,703

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Operating income (loss):
Beef(a)	$445	$123	$973	$465
Pork	67	93	183	284
Chicken(b)	6	99	(210)	156
Prepared Foods	217	191	483	349
International/Other(c)	(15)	9	(4)	19
Total operating income	720	515	1,425	1,273

Total other expense	96	10	185	111

Income before income taxes	$624	$505	$1,240	$1,162
(a) Beef segment results for the six months ended April 3, 2021 included a $55 million gain from the recovery of cattle inventory from a cattle supplier that misappropriated Company funds as compared to results for the three and six months ended March 28, 2020, which included a $14 million gain and $54 million loss, respectively, as further described in Note 1: Accounting Policies.
(b) Chicken segment results for the six months ended April 3, 2021 included a $320 million charge related to the recognition of a legal contingency accrual. The accrual was recorded as a reduction to Sales pursuant to FASB guidance related to accounting for revenue from contracts with customers.
(c) International/Other results for the three and six months ended April 3, 2021 included a $19 million loss related to the relocation of a production facility in China.
The following tables further disaggregate our sales to customers by major distribution channels (in millions):

	Three months ended April 3, 2021
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$2,036	$945	$593	$368	$104	$4,046
Pork	410	101	296	361	309	1,477
Chicken	1,576	1,356	166	441	14	3,553
Prepared Foods	1,306	787	30	41	—	2,164
International/Other	—	—	487	—	—	487
Intersegment	—	—	—	—	(427)	(427)
Total	$5,328	$3,189	$1,572	$1,211	$—	$11,300

	Three months ended March 28, 2020
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$1,907	$1,004	$605	$362	$101	$3,979
Pork	383	99	274	325	185	1,266
Chicken	1,550	1,239	167	428	13	3,397
Prepared Foods	1,225	778	34	43	—	2,080
International/Other	—	—	465	—	—	465
Intersegment	—	—	—	—	(299)	(299)
Total	$5,065	$3,120	$1,545	$1,158	$—	$10,888

	Six months ended April 3, 2021
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$4,170	$1,766	$1,211	$691	$195	$8,033
Pork	842	193	589	703	589	2,916
Chicken	3,012	2,541	318	491	22	6,384
Prepared Foods	2,609	1,527	61	80	—	4,277
International/Other	—	—	956	—	—	956
Intersegment	—	—	—	—	(806)	(806)
Total	$10,633	$6,027	$3,135	$1,965	$—	$21,760

	Six months ended March 28, 2020
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$3,764	$2,049	$1,119	$688	$197	$7,817
Pork	783	216	554	685	407	2,645
Chicken	2,939	2,546	328	849	27	6,689
Prepared Foods	2,436	1,624	71	89	—	4,220
International/Other	—	—	963	—	—	963
Intersegment	—	—	—	—	(631)	(631)
Total	$9,922	$6,435	$3,035	$2,311	$—	$21,703
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
(d) Includes sales to industrial food processing companies that further process our product to sell to end consumers and any remaining sales not included in the Retail, Foodservice or International categories. For the six months ended April 3, 2021, the Chicken segment included a $320 million reduction in Other due to the recognition of a legal contingency accrual.
NOTE 15: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of grower loans, which are substantially collateralized by the underlying assets. The remaining terms of the underlying obligations cover periods up to 10 years, and the maximum potential amount of future payments as of April 3, 2021, was not significant. The likelihood of material payments under these guarantees is not considered probable. At April 3, 2021 and October 3, 2020, no significant liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum commitment associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum commitment as of April 3, 2021 was approximately $315 million. The total receivables under these programs were $24 million and $29 million at April 3, 2021 and October 3, 2020, respectively. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have no allowance for these programs’ estimated uncollectible receivables at April 3, 2021, and October 3, 2020.

When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Certain arrangements may require cash to be deposited into a fund to cover future expenditures. These funds are generally considered restricted cash, which is reported in the Consolidated Condensed Balance Sheets in Other Assets, and totaled $15 million and $46 million at April 3, 2021 and October 3, 2020, respectively. Additionally, under certain agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At April 3, 2021, the total amount under these types of arrangements totaled $620 million.
Contingencies
In the normal course of business, we are involved in various claims and legal proceedings. Each quarter, we assess the likelihood of adverse judgments or outcomes to those matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. We record accruals in the Company's Consolidated Financial Statements for matters to the extent that we conclude a loss is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. Additionally, for matters in which losses are reasonably possible, no reasonable estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because, among other reasons: (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damage claims are unsupported and/or unreasonable; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; or (vi) novel legal issues or unsettled legal theories are being asserted. In our opinion, we have made appropriate and adequate accruals for these matters. Regardless of the manner of resolution, frequently the most significant changes in the status of a matter occur over a short time period, often following a lengthy period of little substantive activity. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters. Listed below are certain claims made against the Company and/or our subsidiaries for which the potential exposure is considered material to the Company’s Consolidated Financial Statements. We believe we have substantial defenses to the claims made and intend to vigorously defend these matters.
On September 2, 2016, Maplevale Farms, Inc., acting on its own behalf and on behalf of a putative class of direct purchasers of poultry products, filed a class action complaint against us and certain of our poultry subsidiaries, as well as several other poultry processing companies, in the Northern District of Illinois. Subsequent to the filing of this initial complaint, additional lawsuits making similar claims on behalf of putative classes of direct and indirect purchasers were filed in the United States District Court for the Northern District of Illinois. The court consolidated the complaints, for pre-trial purposes, into actions on behalf of three different putative classes: direct purchasers, indirect purchasers/consumers and commercial/institutional indirect purchasers. The consolidated actions are styled In re Broiler Chicken Antitrust Litigation (the “Broiler Antitrust Civil Litigation”). Since the original filing, certain putative class members have opted out of the matter and are proceeding with individual direct actions making similar claims, and others may do so in the future. All opt out complaints have been filed in, or transferred to, the Northern District of Illinois and are proceeding on a coordinated pre-trial basis with the consolidated actions. The operative complaints, which have been amended throughout the litigation, allege, among other things, that beginning in January 2008 the defendants conspired and combined to fix, raise, maintain, and stabilize the price of broiler chickens in violation of United States antitrust laws. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The plaintiffs also allege that defendants “manipulated and artificially inflated a widely used Broiler price index, the Georgia Dock.” The plaintiffs further allege that the defendants concealed this conduct from the plaintiffs and the members of the putative classes. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. The parties have briefed the issue of class certification, and the defendants are scheduled to file summary judgment motions in late calendar year 2021. If necessary, trial will occur after rulings on class certification and any summary judgment motions in calendar year 2022. On April 26, 2019, the plaintiffs notified us that the U.S. Department of Justice (“DOJ”) Antitrust Division issued a grand jury subpoena to them requesting discovery produced by all parties in the civil case. On June 21, 2019, the DOJ filed a motion to intervene and sought a limited stay of discovery in the civil action, which the court granted in part. Subsequently, we received a grand jury subpoena from the DOJ seeking additional documents and information related to the chicken industry. On June 2, 2020 a grand jury for the District of Colorado returned an indictment charging four individual executives employed by two other poultry processing companies with conspiracy to engage in bid-rigging in violation of federal antitrust laws. On June 10, 2020, we announced that we uncovered information in connection with the grand jury subpoena that we had previously self-reported to the DOJ and have been fully cooperating with the DOJ as part of our application for leniency under the DOJ's Corporate Leniency Program. On October 7, 2020, the DOJ announced a superseding indictment adding charges against six more individuals to charge a total of 10 executives and employees at poultry processing companies in a conspiracy to fix prices and rig bids for broiler chicken products from at least 2012 until at least early 2019. Plaintiffs in the civil action filed complaints or motions that expressly referenced the conduct in the DOJ’s indictments and argued that bid-rigging conduct was encompassed by prior complaints. On September 22, 2020, the court ruled that bid-rigging claims would be consolidated into the existing action but bifurcated from the original supply reduction and Georgia Dock claims. The original claims will proceed on their current schedule and the bid-rigging claims, including any related discovery, are stayed until the supply reduction and Georgia Dock claims are resolved.

On January 19, 2021, we announced that we had reached agreement to settle all class claims related to the Broiler Antitrust Civil Litigation. Settlement terms were reached with the putative Direct Purchaser Plaintiff Class, the putative Commercial and Institutional Indirect Purchaser Plaintiff Class and the putative End-User Plaintiff Class (collectively, the “Classes”). Under the terms of the settlements, we have agreed to pay the Classes an aggregate amount of $221.5 million in settlement of all outstanding claims brought by the Classes. On February 23, 2021 and March 22, 2021, the Court granted preliminary approval of the settlements with the putative Direct Purchaser Plaintiff Class and the putative End-User Plaintiff Class, respectively. The settlement with the putative Commercial and Institutional Indirect Purchaser Plaintiff Class remains subject to court approval. The foregoing settlements do not settle claims made by plaintiffs who opt out of the Classes in the Broiler Antitrust Civil Litigation. In the first quarter of fiscal 2021, the Company recorded an aggregate legal contingency accrual of $320 million for the above-referenced settlements and to resolve the remaining claims brought by opt-out plaintiffs. We are currently pursuing settlement discussions with the opt-out plaintiffs with respect to the remaining claims. While we do not admit any liability as part of the settlements, we believe that the settlements were in the best interests of the Company and its shareholders in order to avoid the uncertainty, risk, expense and distraction of protracted litigation.
On September 1, 2020, the Office of the Attorney General of the State of New Mexico filed a complaint against us and certain of our poultry subsidiaries, as well as several other poultry processing companies and Agri Stats, Inc., an information services provider (“Agri Stats”), in Santa Fe County, New Mexico. The complaint alleges violations of New Mexico’s antitrust, unfair trade practice, and unjust enrichment laws based on allegations of conspiracies to manipulate the Georgia Dock, exchange information and reduce the supply of broiler chickens. On February 1, 2021, we and our poultry subsidiaries, as well as the majority of the other defendants, filed answers to this complaint. We are currently waiting for discovery to commence.
On February 22, 2021, the Office of the Attorney General of the State of Alaska filed a complaint against us and certain of our poultry subsidiaries, as well as several other poultry processing companies and Agri Stats, in Anchorage, Alaska. The complaint alleges violations of Alaska’s antitrust, consumer protection, and unjust enrichment laws based on allegations of conspiracies to manipulate the Georgia Dock, exchange information and reduce the supply of broiler chickens.
On March 1, 2017, we received a civil investigative demand (“CID”) from the Office of the Attorney General, Department of Legal Affairs, of the State of Florida. The Florida CID requests information primarily related to possible anticompetitive conduct in connection with the Georgia Dock. We have been cooperating with the Florida Attorney General’s office. In July 2019, the Attorney General issued a subpoena to the In re Broiler Chicken Antitrust Litigation plaintiffs requesting all information provided to the DOJ.
On August 18, 2019, we were advised that the In re Broiler Chicken Antitrust Litigation plaintiffs had received a CID from the Louisiana Department of Justice Office of the Attorney General Public Protection Division. The Louisiana CID requests all deposition transcripts related to the In re Broiler Chicken Antitrust Litigation.
In February 2021, we received a CID from the Office of the Attorney General of the State of Louisiana. This Louisiana CID requests information primarily related to possible anticompetitive conduct or violations of state consumer protection laws in connection with the broiler chicken market. We have been cooperating with the Louisiana’s Attorney General’s office.
On August 6, 2020, we received a CID from the Office of the Attorney General of the State of Washington. The Washington CID requests information primarily related to possible anticompetitive conduct or violations of state consumer protection laws in connection with the broiler chicken market. We have been cooperating with the Washington's Attorney General’s office.
On January 27, 2017, Haff Poultry, Inc., Craig Watts, Johnny Upchurch, Jonathan Walters and Brad Carr, acting on behalf of themselves and a putative class of broiler chicken farmers, filed a class action complaint against us and certain of our poultry subsidiaries, as well as several other vertically-integrated poultry processing companies, in the United States District Court for the Eastern District of Oklahoma. On March 27, 2017, a second class action complaint making similar claims on behalf of a similarly defined putative class was filed in the United States District Court for the Eastern District of Oklahoma. Plaintiffs in the two cases sought to have the matters consolidated, and, on July 10, 2017, filed a consolidated amended complaint styled In re Broiler Chicken Grower Litigation. The plaintiffs allege, among other things, that the defendants colluded not to compete for broiler raising services “with the purpose and effect of fixing, maintaining, and/or stabilizing grower compensation below competitive levels.” The plaintiffs also allege that the defendants “agreed to share detailed data on [g]rower compensation with one another, with the purpose and effect of artificially depressing [g]rower compensation below competitive levels.” The plaintiffs contend these alleged acts constitute violations of the Sherman Antitrust Act and Section 202 of the Grain Inspection, Packers and Stockyards Act of 1921. The plaintiffs are seeking treble damages, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative class. We and the other defendants filed a motion to dismiss on September 8, 2017, and that motion was denied on January 6, 2020. Additional named plaintiffs filed similar class action complaints in federal district courts in North Carolina, Colorado, Kansas and California. On October 6, 2020, the named plaintiffs in the Oklahoma action filed a motion with the United States Judicial Panel on Multidistrict Litigation (the “JPML”) to transfer and consolidate all actions in the Eastern District of Oklahoma. On December 15, 2020, the JPML granted the plaintiffs’ motion and consolidated all actions in the Eastern District of Oklahoma. The parties are now conducting discovery.

On June 18, 2018, a group of plaintiffs acting on their own behalf and on behalf of a putative class of all persons and entities who indirectly purchased pork filed a class action complaint against us and certain of our pork subsidiaries, as well as several other pork processing companies, in the United States District Court for the District of Minnesota. Subsequent to the filing of the initial complaint, additional lawsuits making similar claims on behalf of putative classes of direct and indirect purchasers were also filed in the same court. The court consolidated the complaints, for pre-trial purposes, into actions on behalf of three different putative classes: direct purchasers, indirect purchasers/consumers and commercial/institutional indirect purchasers. The consolidated actions are styled In re Pork Antitrust Litigation. Since the original filing, putative class members have filed individual direct actions making similar claims, and others may do so in the future. The complaints allege, among other things, that beginning in January 2009 the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork and pork products in violation of United States antitrust laws. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. On August 8, 2019, this matter was dismissed without prejudice. The plaintiffs filed amended complaints on November 6, 2019, in which the plaintiffs again have alleged that the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork and pork products in violation of state and federal antitrust, consumer protection, and unjust enrichment common laws, and the plaintiffs again are seeking treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. The Commonwealth of Puerto Rico, on behalf of its citizens, has also initiated a civil lawsuit against us, certain of our subsidiaries, and several other pork processing companies alleging activities in violation of the Puerto Rican antitrust laws. This lawsuit was transferred to the District of Minnesota and an amended complaint was filed on December 6, 2019. We moved to dismiss the amended complaints, and on October 16, 2020, the court granted the motion with respect to certain state law claims but denied the motion with respect to the plaintiffs’ federal antitrust claims. The parties are now conducting discovery.
On April 23, 2019, a group of plaintiffs, acting on behalf of themselves and on behalf of a putative class of all persons and entities who directly sold to the named defendants any fed cattle for slaughter and all persons who transacted in live cattle futures and/or options traded on the Chicago Mercantile Exchange or another U.S. exchange, filed a class action complaint against us and our beef and pork subsidiary, Tyson Fresh Meats, Inc., as well as other beef packer defendants, in the United States District Court for the Northern District of Illinois. The plaintiffs allege that the defendants engaged in a conspiracy from January 2015 to the present to reduce fed cattle prices in violation of federal antitrust laws, the Grain Inspection, Packers and Stockyards Act of 1921, and the Commodities Exchange Act by periodically reducing their slaughter volumes so as to reduce demand for fed cattle, curtailing their purchases and slaughters of cash-purchased cattle during those same periods, coordinating their procurement practices for fed cattle settled on a cash basis, importing foreign cattle at a loss so as to reduce domestic demand, and closing and idling plants. In addition, the plaintiffs also allege the defendants colluded to manipulate live cattle futures and options traded on the Chicago Mercantile Exchange. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. This complaint was subsequently voluntarily dismissed and re-filed in the United States District Court for the District of Minnesota. Other similar lawsuits were filed by ranchers in other district courts. All actions seeking relief by ranchers and futures traders have now been transferred to the United States District Court for the District of Minnesota action and are consolidated for pre-trial proceedings as In Re Cattle Antitrust Litigation. Following the filing of defendants’ motion to dismiss this matter, the plaintiffs filed a second amended complaint on October 4, 2019. We moved to dismiss the second amended complaint, which the court granted on September 28, 2020. On December 28, 2020, the plaintiffs filed an amended complaint. On February 18, 2021, we filed a motion to dismiss the plaintiffs’ amended complaints.
On April 26, 2019, a group of plaintiffs, acting on behalf of themselves and on behalf of a putative class of indirect purchasers of beef for personal use filed a class action complaint against us, other beef packers, and Agri Stats in the United States District Court for the District of Minnesota. The plaintiffs allege that the packer defendants conspired to reduce slaughter capacity by closing or idling plants, limiting their purchases of cash cattle, coordinating their procurement of cash cattle, and reducing their slaughter numbers so as to reduce beef output, all in order to artificially raise prices of beef. The plaintiffs seek, among other things, damages under state antitrust and consumer protection statutes and the common law of approximately 30 states, as well as injunctive relief. The plaintiffs filed a first amended complaint in which the claims against Agri Stats were dismissed and subsequently filed a second amended complaint on November 22, 2019. We moved to dismiss the second amended complaint. The indirect consumer purchaser litigation is styled Peterson v. JBS USA Food Company Holdings, et al. Additional complaints have been filed on behalf of a putative class of direct purchasers of beef alleging violations of Section 1 of the Sherman Act based on an alleged conspiracy to artificially fix, raise, and stabilize the wholesale price for beef, as well as on behalf of a putative class of commercial and institutional indirect purchasers of beef alleging violations of Section 1 of the Sherman Act, various state antitrust laws and unjust enrichment based on an alleged conspiracy to artificially inflate the price for beef. On September 28, 2020, the court granted our motion to dismiss the complaint. On December 28, 2020, the plaintiffs filed amended complaints. On February 18, 2021, we filed a motion to dismiss the plaintiffs’ amended complaints.

On August 30, 2019, Judy Jien, Kieo Jibidi and Elaisa Clement, acting on their own behalf and a putative class of non-supervisory production and maintenance employees at chicken processing plants in the continental United States, filed a class action complaint against us and certain of our subsidiaries, as well as several other poultry processing companies, in the United States District Court for the District of Maryland. An additional complaint making similar allegations was also filed by Emily Earnest. The plaintiffs allege that the defendants directly and through a wage survey and benchmarking service exchanged information regarding labor rates in an effort to depress and fix the rates of wages for non-supervisory production and maintenance workers in violation of federal antitrust laws. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. The court consolidated the Jien and Earnest cases for coordinated pretrial proceedings. Following the consolidation, two additional lawsuits were filed by individuals making similar allegations, and others may do so in the future. The plaintiffs filed an amended consolidated complaint containing additional allegations concerning turkey processing plants and named additional defendants. We moved to dismiss the amended consolidated complaint. On September 16, 2020, the court dismissed claims against Tyson and certain other defendants without prejudice because the complaint improperly grouped together corporate subsidiaries. The court otherwise denied the defendants’ motions to dismiss and sustained claims based on alleged conspiracies to fix wages and exchange information against five other defendants. The court granted the plaintiffs leave to file an amended complaint to address the impermissible group pleading. On October 16, 2020, the plaintiffs filed a second amended complaint reasserting their claims. On December 18, 2020, defendants moved to dismiss certain claims in the second amended complaint. On March 10, 2021, the court denied the defendants’ motion. On April 7, 2021, we and the other defendants answered the second amended complaint. The parties are now conducting discovery.
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
Overview
COVID-19
We continue to monitor and respond to the evolving nature of the global novel coronavirus pandemic (“COVID-19” or “pandemic”) and its impact to our global business. In addition to our ongoing internal COVID-19 task force formed for the primary purposes of maintaining the health and safety of our team members, ensuring our ability to operate our processing facilities and maintaining the liquidity of our business, we have expanded our medical team with the addition of a chief medical officer during the first quarter of fiscal 2021. We have experienced and continue to experience multiple challenges related to the pandemic. These challenges increased our operating costs and negatively impacted our sales volumes for the second quarter and first six months of fiscal 2021 and are anticipated to continue through fiscal 2021. Each of our segments has also experienced a shift in demand from foodservice to retail; however, the volume increases in retail have not been sufficient to offset the decreases in foodservice. As a result, we expect to continue to see decreased volumes through fiscal 2021 in our Chicken and Prepared Foods segments. These current trends will likely continue through fiscal 2021, while the long-term impact of COVID-19 remains uncertain and will depend on future developments, including the duration and spread of the pandemic and related actions taken by federal, state and local government officials to prevent and manage disease spread, and effectively distribute and administer vaccinations, all of which contain some level of uncertainty and cannot be easily predicted. Additionally, we continue to assess the potential of more permanent impacts to our businesses.
•Team Members – The health and safety of our team members is our top priority. To protect our team members, we implement safety measures recommended by the Centers for Disease Control and Prevention (“CDC”) and the Occupational Safety and Health Administration (“OSHA”) in our facilities and coordinate with other health officials as appropriate. We have also hired a chief medical officer, added 200 nursing staff and developed an “always-on” testing strategy rooted in contact tracing. In preparation for vaccinations, the Company has been providing expert resources and education about the vaccine to team members. Currently, over 42,000 of our U.S. employees have been vaccinated at events held onsite at Tyson facilities or through an external source across the country. We have also extended onsite vaccination to family members of employees as well as others living in their homes.
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
•Liquidity – We generated $1,349 million of operating cash flows during the six months ended April 3, 2021. At April 3, 2021, we had approximately $2,627 of liquidity, which included availability under our revolving credit facility and $877 million of cash and cash equivalents. We have $580 million of current debt. Combined with the cash expected to be generated from the Company’s operations, we anticipate that we will maintain sufficient liquidity to operate our business, make capital expenditures, pay dividends and address other needs including our ability to meet maturing debt obligations. However, we will continue to monitor the impact of COVID-19 on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times. This may include temporarily suspending share repurchases, suspending or reducing dividend payments or other cash preservation actions as necessary.
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
Revision of Previously Issued Financial Statements
The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the revision of our previously reported consolidated condensed financial statements for the three and six months ended March 28, 2020. For additional information and a detailed discussion of the revision, refer to Part I, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 1: Accounting Policies.
Strategy
Our strategy is to sustainably feed the world with the fastest growing protein brands. We intend to achieve our strategy as we: grow our business by delivering superior value to consumers and customers; deliver fuel for growth and returns through commercial, operational and financial excellence; and sustain our Company and our world for future generations.
General
Sales grew 4% in the second quarter and were relatively flat in the first six months of fiscal 2021 compared to the second quarter and first six months of fiscal 2020, respectively, due to sales growth across each of our segments in the second quarter of fiscal 2021, partially offset by a $320 million legal contingency accrual recognized as a reduction to Sales in the first quarter of fiscal 2021. Our operating income of $1,425 million was up 12% for the first six months of fiscal 2021, and operating income of $720 million for the second quarter of fiscal 2021 was up 40% as strong results in our Beef and Prepared Foods segments were offset by a decline in the results of Pork and Chicken segments. In the six months ended April 3, 2021, our results were impacted by $19 million of charges related to the relocation of a production facility in China. In the six months ended March 28, 2020, our results were impacted by $52 million of restructuring and related charges and $16 million of costs, net of insurance proceeds, associated with a fire at one of our beef production facilities. During the second quarter and first six months of fiscal 2021, we incurred direct incremental expenses related to COVID-19 totaling approximately $95 million and $215 million, respectively, which was recorded in Cost of Sales in our Consolidated Condensed Statements of Income. These COVID-19 direct incremental expenses primarily included team member costs associated with worker health and availability, including direct costs for personal protection equipment, production facility sanitization, COVID-19 testing and vaccinations, donations, product downgrades, rendered product and certain professional fees, which was partially offset by the CARES Act credits. Due to the nature of these direct incremental COVID-19 expenses, our segments were primarily impacted based on their relative number of team members and the degree of production and worker availability disruptions they have experienced, and thus, our Beef segment incurred a greater proportion of the total costs. These direct incremental COVID-19 related costs exclude market related impacts that may have been driven in part by COVID-19, including such items as derivatives, deferred compensation investments, livestock lower-of-cost-or-net-realizable-value (“LCNRV”) adjustments and other market driven impacts to margin and demand. Other indirect costs associated with COVID-19 are not reflected in these amounts, including costs associated with raw materials, distribution and transportation, plant underutilization and reconfiguration, premiums paid to cattle producers, and pricing discounts.

Market Environment
According to the United States Department of Agriculture (“USDA”), domestic protein production (beef, pork, chicken and turkey) decreased 2% in the second quarter of fiscal 2021 compared to the same period in fiscal 2020. We continue to monitor recent trade and tariff activity as well as COVID-19 and its potential impact to exports and input costs across all our segments. All segments experienced inflation in operating costs, especially in labor, freight and certain materials, and we expect this trend to continue through fiscal 2021. Additionally, grain and feed ingredient costs have increased substantially, which impacts all of our segments. We pursue recovery of these increased costs through pricing. The Beef segment experienced strong demand and ample supply of market-ready cattle but had lower production throughput associated with the impacts of a challenging labor environment and severe winter weather during the second quarter of fiscal 2021. The Pork segment experienced strong demand but had lower production throughput partially associated with severe winter weather. The Chicken segment experienced increased costs, volatile market conditions and lower production throughput, which included impacts associated with COVID-19, severe winter weather and a decline in hatch rate during the second quarter of fiscal 2021. We expect that lower hatch rates will continue in the short-term and may result in added costs, including increased growout expenses and outside meat purchases. The Prepared Foods segment continued to experience growth in the retail channel but faced increased costs and lower production throughput partially due to the impact of a challenging labor and supply environment and severe winter weather during the second quarter of fiscal 2021.
Margins
Our total operating margin was 6.4% in the second quarter of fiscal 2021. Operating margins by segment were as follows:
•Beef – 11.0%
•Pork – 4.5%
•Chicken – 0.2%
•Prepared Foods – 10.0%

in millions, except per share data	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Net income attributable to Tyson	$476	$376	$943	$881
Net income attributable to Tyson – per diluted share	1.30	1.03	2.58	2.41
Second quarter – Fiscal 2021 – Net income attributable to Tyson included the following items:
•$19 million pretax, or ($0.04) per diluted share, related to the relocation of a production facility in China.
Six months – Fiscal 2021 – Net income attributable to Tyson included the following items:
•$320 million pretax, or ($0.67) per diluted share, related to the recognition of a legal contingency accrual.
•$6 million pretax, or $0.01 per diluted share, of Beef production facility fire insurance proceeds, net of costs incurred.
•$19 million pretax, or ($0.04) per diluted share, related to the relocation of a production facility in China.
Second quarter – Fiscal 2020 – Net income attributable to Tyson included the following items:
•$110 million pretax, or $0.23 per diluted share, due to gain from pension plan terminations.
Six months – Fiscal 2020 – Net income attributable to Tyson included the following items:
•$52 million pretax, or ($0.11) per diluted share, of restructuring and related charges.
•$16 million pretax, or ($0.03) per diluted share, of Beef production facility fire costs, net of insurance proceeds.
•$110 million pretax, or $0.23 per diluted share, due to gain from pension plan terminations
Summary of Results
Sales

in millions	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Sales	$11,300	$10,888	$21,760	$21,703
Change in sales volume	(3.7)%		(4.1)%
Change in average sales price	7.5%		5.8%
Sales growth	3.8%		0.3%

Second quarter – Fiscal 2021 vs Fiscal 2020
•Sales Volume – Sales were negatively impacted by a decrease in sales volume, which accounted for a decrease of $405 million, driven by decreased volumes in each of our segments primarily due to lower production throughput associated with the impact of COVID-19 and severe winter weather in the second quarter of fiscal 2021.
•Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $817 million. The increase in average sales price was primarily attributable to favorable product mix related to strong demand in the retail channel across all of our segments.
Six months – Fiscal 2021 vs Fiscal 2020
•Sales Volume - Sales were negatively impacted by a decrease in sales volume, which accounted for a decrease of $885 million, driven by decreased volumes in each of our segments primarily due to lower production throughput associated with the impact of COVID-19 and severe winter weather in the second quarter of fiscal 2021, partially offset by increased volumes in our Beef segment during the first quarter of fiscal 2021 due to a reduction in production capacity as a result of a fire that caused the temporary closure of a production facility for the majority of the first quarter of fiscal 2020.
•Average Sales Price - Sales were positively impacted by higher average sales prices, which accounted for an increase of $1,262 million. The increase in average sales price was primarily attributable to favorable product mix related to strong demand in the retail channel across all of our segments.
•The above change in average sales price for the six months ended April 3, 2021 excludes a $320 million reduction of Sales from the recognition of a legal contingency accrual.
Cost of Sales

in millions	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Cost of sales	$10,047	$9,867	$19,330	$19,242
Gross profit	$1,253	$1,021	$2,430	$2,461
Cost of sales as a percentage of sales	88.9%	90.6%	88.8%	88.7%
Second quarter – Fiscal 2021 vs Fiscal 2020
•Cost of sales increased $180 million. Lower sales volume decreased cost of sales $370 million while higher input cost per pound increased cost of sales $550 million.
•The $550 million impact of higher input cost per pound was impacted by:
•Increase of $95 million of direct incremental expenses related to COVID-19.
•Increase in live hog costs of approximately $85 million in our Pork segment.
•Increase of approximately $195 million in our Chicken segment related to net increases in feed ingredient costs, growout expenses and outside meat purchases.
•Increase in raw material and other input costs of approximately $70 million in our Prepared Foods segment.
•Increase in freight and transportation costs of approximately $40 million.
•Decrease in live cattle costs of approximately $190 million in our Beef segment.
•Decrease due to net derivative losses of approximately $15 million in the second quarter of fiscal 2021, compared to net derivative losses of approximately $100 million in the second quarter of fiscal 2020 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.
•Remaining increase in costs across all of our segments primarily driven by net impacts on average cost per pound from mix changes as well as production inefficiencies due in part to the impact of COVID-19.
•The $370 million impact of lower sales volume was primarily driven by decreased sales volume in each of our segments due to lower production throughput associated with the impact of COVID-19 and severe winter weather in the second quarter of fiscal 2021.
Six months – Fiscal 2021 vs Fiscal 2020
•Cost of sales increased $88 million. Lower sales volume decreased cost of sales $785 million while higher input cost per pound increased cost of sales $873 million.
•The $873 million impact of higher input cost per pound was impacted by:
•Increase of $215 million of direct incremental expenses related to COVID-19.
•Increase in live hog costs of approximately $135 million in our Pork segment.

•Increase of approximately $240 million in our Chicken segment related to net increases in feed ingredient costs, growout expenses and outside meat purchases.
•Increase in raw material and other input costs of approximately $105 million in our Prepared Foods segment.
•Increase in freight and transportation costs of approximately $80 million.
•Decrease in live cattle costs of approximately $340 million in our Beef segment.
•Decrease due to net derivative gains of approximately $80 million for the first six months of fiscal 2021, compared to net derivative losses of approximately $55 million for the first six months of fiscal 2020 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.
•Decrease of approximately $16 million in our Beef segment of costs, net of insurance proceeds, related to a fire at a production facility during the first quarter of fiscal 2020.
•Remaining increase in costs across all of our segments primarily driven by net impacts on average cost per pound from mix changes as well as production inefficiencies due in part to the impact of COVID-19.
•The $785 million impact of lower sales volume was primarily driven by decreased sales volume in each of our segments due to lower production throughput associated with the impact of COVID-19 and severe winter weather in the second quarter of fiscal 2021.
Selling, General and Administrative

in millions	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Selling, general and administrative expense	$533	$506	$1,005	$1,188
As a percentage of sales	4.7%	4.6%	4.6%	5.5%
Second quarter – Fiscal 2021 vs Fiscal 2020
•Increase of $27 million in selling, general and administrative was primarily driven by:
•Increase of $40 million in employee costs primarily from incentive-based compensation.
•Increase of $30 million in professional fees.
•Increase of $14 million from the impact of a cattle supplier's misappropriation of Company funds recognized in the three months ended March 28, 2020.
•Decrease of $38 million in marketing, advertising and promotion expenses.
•Decrease of $12 million in donations.
•Decrease of $6 million in travel and entertainment expenses.
Six months – Fiscal 2021 vs Fiscal 2020
•Decrease of $183 million in selling, general and administrative was primarily driven by:
•Decrease of $109 million from the change in the impact of a cattle supplier’s misappropriation of Company funds, resulting from a $55 million gain related to the recovery of cattle inventory in the six months ended April 3, 2021 as compared to a $54 million loss recognized in the six months ended March 28, 2020.
•Decrease of $86 million in marketing, advertising and promotion expenses.
•Decrease of $46 million from restructuring and related charges.
•Decrease of $16 million in travel and entertainment expenses.
•Decrease of $16 million in donations.
•Increase of $54 million in employee costs primarily from incentive-based compensation.
•Increase of $42 million in professional fees.
Interest Expense

in millions	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Cash interest expense	$113	$122	$227	$245
Non-cash interest expense	(3)	(3)	(7)	(6)
Total interest expense	$110	$119	$220	$239

Second quarter and six months – Fiscal 2021 vs Fiscal 2020
•Cash interest expense primarily included interest expense related to our senior notes and term loans, in addition to commitment fees incurred on our revolving credit facility. The decrease in cash interest expense in fiscal 2021 was primarily due to the change in outstanding commercial paper as well as the settlement of the 2020 notes during fiscal 2020, partially offset by interest expense related to our term loan facilities.
Effective Tax Rate

Three Months Ended		Six Months Ended
April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
23.5%	25.1%	23.5%	23.6%
Second quarter and six months – Fiscal 2021 vs Fiscal 2020
•Our effective income tax rate was 23.5% for the second quarter of fiscal 2021 compared to 25.1% for the same period of fiscal 2020, and the effective income tax rates for the first six months of fiscal 2021 and 2020 were 23.5% and 23.6%, respectively. The effective tax rates for the second quarter and first six months of fiscal 2021 and 2020 were higher than the federal statutory tax rate primarily due to state taxes, partially offset by various tax benefits.
Segment Results
We operate in four segments: Beef, Pork, Chicken, and Prepared Foods. The following table is a summary of sales and operating income (loss), which is how we measure segment profit.

in millions	Sales
	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Beef	$4,046	$3,979	$8,033	$7,817
Pork	1,477	1,266	2,916	2,645
Chicken	3,553	3,397	6,384	6,689
Prepared Foods	2,164	2,080	4,277	4,220
International/Other	487	465	956	963
Intersegment sales	(427)	(299)	(806)	(631)
Total	$11,300	$10,888	$21,760	$21,703

in millions	Operating Income (Loss)
	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Beef	$445	$123	$973	$465
Pork	67	93	183	284
Chicken	6	99	(210)	156
Prepared Foods	217	191	483	349
International/Other	(15)	9	(4)	19
Total	$720	$515	$1,425	$1,273
Beef Segment Results

in millions	Three Months Ended			Six Months Ended
	April 3, 2021	March 28, 2020	Change	April 3, 2021	March 28, 2020	Change
Sales	$4,046	$3,979	$67	$8,033	$7,817	$216
Sales volume change			(5.8)%			(0.3)%
Average sales price change			7.5%			3.1%
Operating income	$445	$123	$322	$973	$465	$508
Operating margin	11.0%	3.1%		12.1%	5.9%

Second quarter and six months – Fiscal 2021 vs Fiscal 2020
•Sales Volume – Sales volume decreased during the second quarter of fiscal 2021 due to a reduction in live cattle processed partially associated with the impacts of severe winter weather and a challenging labor environment. Sales volume was relatively flat for the first six months of fiscal 2021 as the impacts in the second quarter were partially offset by strong domestic and export demand as well as the prior year impact of a fire which caused the temporary closure of a production facility for the majority of the first quarter of fiscal 2020.
•Average Sales Price – Average sales price increased in the second quarter and first six months of fiscal 2021 as demand for our beef products remained strong.
•Operating Income – Operating income increased in the second quarter and first six months of fiscal 2021 due to strong demand as we continued to optimize revenues relative to live cattle supply, partially offset by production inefficiencies and direct incremental expenses related to COVID-19. Additionally, operating income was impacted by approximately $60 million and $50 million of incremental net derivative gains in the second quarter and first six months of fiscal 2021, respectively, as compared to the second quarter and first six months of fiscal 2020. Further, operating income in the first six months of fiscal 2021 was impacted by a cattle supplier's misappropriation of Company funds, which resulted in a $55 million gain related to the recovery of cattle inventory as compared to a $54 million loss recognized in the first six months of fiscal 2020.
Pork Segment Results

in millions	Three Months Ended			Six Months Ended
	April 3, 2021	March 28, 2020	Change	April 3, 2021	March 28, 2020	Change
Sales	$1,477	$1,266	$211	$2,916	$2,645	$271
Sales volume change			(0.5)%			(1.7)%
Average sales price change			17.2%			12.0%
Operating income	$67	$93	$(26)	$183	$284	$(101)
Operating margin	4.5%	7.3%		6.3%	10.7%
Second quarter and six months – Fiscal 2021 vs Fiscal 2020
•Sales Volume – Sales volume decreased during the second quarter and first six months of fiscal 2021 due to a reduction in live hogs processed primarily associated with severe winter weather, which was partially offset by strong demand.
•Average Sales Price – Average sales price increased in the second quarter and first six months of fiscal 2021 due to strong demand.
•Operating Income – Operating income decreased in the second quarter and first six months of fiscal 2021 primarily due to production inefficiencies and direct incremental expenses related to COVID-19. Additionally, operating income in the second quarter and first six months of fiscal 2021 was impacted by approximately $50 million and $70 million, respectively, of incremental net derivative losses as compared to the second quarter and first six months of fiscal 2020.
Chicken Segment Results

in millions	Three Months Ended			Six Months Ended
	April 3, 2021	March 28, 2020	Change	April 3, 2021	March 28, 2020	Change
Sales	$3,553	$3,397	$156	$6,384	$6,689	$(305)
Sales volume change			(3.2)%			(5.1)%
Average sales price change			7.8%			5.3%
Operating income/(loss)	$6	$99	$(93)	$(210)	$156	$(366)
Operating margin	0.2%	2.9%		(3.3)%	2.3%
Second quarter and six months – Fiscal 2021 vs Fiscal 2020
•Sales Volume – Sales volume decreased during the second quarter and first six months of fiscal 2021 due to lower production throughput associated with COVID-19, disruptions due to severe winter weather, decline in hatch rate and a challenging labor environment.
•Average Sales Price – Average sales price increased in the second quarter and first six months of fiscal 2021 due to favorable sales mix and overall market conditions. The change in average sales price for the six months ended April 3, 2021 excludes a $320 million reduction of Sales from the recognition of a legal contingency accrual.

•Operating Income (Loss) – Operating income decreased in the second quarter and first six months of fiscal 2021 primarily due to a $320 million loss from the recognition of a legal contingency accrual in the first quarter as well as $125 million and $140 million of higher feed ingredient costs in the second quarter and first six months of fiscal 2021, respectively. Operating income was further impacted in the second quarter and first six months of fiscal 2021 by production inefficiencies and direct incremental expenses related to COVID-19 and disruptions due to severe winter weather. Additionally, operating income in the second quarter and first six months of fiscal 2021 was impacted by $40 million and $110 million, respectively, of incremental net derivative gains as compared to the second quarter and first six months of fiscal 2020.
Prepared Foods Segment Results

in millions	Three Months Ended			Six Months Ended
	April 3, 2021	March 28, 2020	Change	April 3, 2021	March 28, 2020	Change
Sales	$2,164	$2,080	$84	$4,277	$4,220	$57
Sales volume change			(4.2)%			(6.6)%
Average sales price change			8.2%			8.0%
Operating income	$217	$191	$26	$483	$349	$134
Operating margin	10.0%	9.2%		11.3%	8.3%
Second quarter and six months – Fiscal 2021 vs Fiscal 2020
•Sales Volume – Sales volume decreased during the second quarter and first six months of fiscal 2021 as growth in volume across the retail channel was offset by a reduction in the foodservice channel related to lower demand from the impact of COVID-19. Additionally, sales volume decreased during the second quarter and first six months of fiscal 2021 due to lower production throughput partially associated with a challenging labor and supply environment and the impact of severe winter weather.
•Average Sales Price – Average sales price increased in the second quarter and first six months of fiscal 2021 due to favorable product mix and the pass through of increased raw material costs.
•Operating Income – Operating income increased in the second quarter and first six months of fiscal 2021 due to lower commercial spend and favorable product mix partially offset by increased operating costs, including a $105 million increase in raw material costs during the first six months of fiscal 2021, as well as production inefficiencies due in part to the impact of a challenging labor and supply environment along with the impact of severe winter weather. Additionally, operating income in the second quarter and first six months of fiscal 2021 was impacted by $35 million and $45 million, respectively, of incremental net derivative gains as compared to the second quarter and first six months of fiscal 2020.
International/Other Results

in millions	Three Months Ended			Six Months Ended
	April 3, 2021	March 28, 2020	Change	April 3, 2021	March 28, 2020	Change
Sales	$487	$465	$22	$956	$963	$(7)
Operating income (loss)	(15)	9	(24)	$(4)	$19	$(23)
Second quarter and six months – Fiscal 2021 vs Fiscal 2020
•Sales – Sales increased during the second quarter due to increased pricing and were relatively flat for the first six months of fiscal 2021.
•Operating Income (Loss) – Operating income decreased primarily due to a $19 million charge related to the relocation of a production facility in China.
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

Cash Flows from Operating Activities

in millions	Six Months Ended
	April 3, 2021	March 28, 2020
Net income	$949	$888
Non-cash items in net income:
Depreciation and amortization	604	581
Deferred income taxes	27	32
Other, net	46	(35)
Net changes in operating assets and liabilities	(277)	(206)
Net cash provided by operating activities	$1,349	$1,260
•Cash flows associated with net changes in operating assets and liabilities for the six months ended:
•April 3, 2021 – Decreased primarily from increased accounts receivable, inventories, derivative net assets and decreased accrued salaries, wages and benefits, partially offset by increased taxes payable and legal accrual. The increase in accounts receivable is largely due to the timing of sales. The increase in inventory is primarily due to increased raw material and grain costs. The decrease in accrued salaries, wages and benefits is primarily due to the payment of the annual incentive plan. The increase in taxes payable is primarily due to payroll tax deferrals associated with the CARES Act. The increase in legal accrual is due primarily to a legal contingency recorded in the first quarter of fiscal 2021.
•March 28, 2020 – Decreased primarily from decreased accounts payable and increased accounts receivable. The changes in these balances are largely due to timing of payments and sales.
Cash Flows from Investing Activities

in millions	Six Months Ended
	April 3, 2021	March 28, 2020
Additions to property, plant and equipment	$(557)	$(624)
Proceeds from sale of (purchases of) marketable securities, net	—	(17)
Proceeds from sale of business	—	29
Acquisition of equity investments	—	(184)
Other, net	49	(81)
Net cash used for investing activities	$(508)	$(877)
•Additions to property, plant and equipment included spending for production growth, safety and animal well-being, acquiring new equipment, infrastructure replacements and upgrades to maintain competitive standing and position us for future opportunities. We expect capital spending for fiscal 2021 to be at the lower end of the $1.3 billion to $1.5 billion range.
•Acquisition of equity investments relates to the purchase of a 40% interest in a vertically integrated Brazilian poultry producer and a 50% interest in a joint venture serving the worldwide fats and oils market.
•Other, net for the first six months of fiscal 2021 and the first six months of fiscal 2020 primarily included changes in deposits for capital expenditures.
Cash Flows from Financing Activities

in millions	Six Months Ended
	April 3, 2021	March 28, 2020
Proceeds from issuance of debt	$557	$68
Payments on debt	(1,570)	(62)
Borrowings on revolving credit facility	—	1,210
Payments on revolving credit facility	—	(1,080)
Proceeds from issuance of commercial paper	—	12,886
Repayments of commercial paper	—	(12,885)
Purchases of Tyson Class A common stock	(34)	(196)
Dividends	(318)	(301)
Stock options exercised	22	28
Other, net	(2)	(7)
Net cash used for financing activities	$(1,345)	$(339)
•During the first six months of fiscal 2021, proceeds of $557 million from issuance of debt included $500 million of proceeds from the issuance of a term loan facility due March 2023.

•On March 27, 2020, we executed a $1.5 billion term loan facility to repay our commercial paper, repay outstanding balances under our revolving credit facility and for general liquidity purposes. On April 1, 2020, we borrowed the full $1.5 billion available under the term loan facility and used it to repay the $1.0 billion of outstanding commercial paper obligations and to repay the $200 million outstanding balance under the revolving credit facility. During the first six months of fiscal 2021, we extinguished the $1.5 billion outstanding balance of our term loan facility using proceeds received from the issuance of debt and cash on hand.
•During the first six months of fiscal 2020, the net impact from our commercial paper activity was not significant.
•Purchases of Tyson Class A stock included:
•$150 million of shares repurchased pursuant to our share repurchase program during the six months ended March 28, 2020.
•$34 million and $46 million of shares repurchased to fund certain obligations under our equity compensation programs during the six months ended April 3, 2021, and March 28, 2020, respectively.
•Dividends paid during the six months ended April 3, 2021 reflected a 6% increase to our fiscal 2020 quarterly dividend rate.
Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available at April 3, 2021
Cash and cash equivalents					$877
Short-term investments					—
Term loan facility	March 2023	$500	$—	$500	—
Revolving credit facility	March 2023	$1,750	$—	$—	1,750
Commercial paper					—
Total liquidity					$2,627
•Liquidity includes cash and cash equivalents, short-term investments and availability under our revolving credit and term loan facilities, less outstanding commercial paper balance.
•At April 3, 2021, we had current debt of $580 million, which we intend to refinance or repay with cash generated from our operating activities and other existing or new liquidity sources.
•The revolving credit facility supports our short-term funding needs and also serves to backstop our commercial paper program. We had no borrowings under the revolving credit facility during the six months ended April 3, 2021.
•We expect net interest expense to approximate $420 million for fiscal 2021.
•Our current ratio was 1.7 to 1 at April 3, 2021 and 1.8 to 1 at October 3, 2020.
•At April 3, 2021, approximately $414 million of our cash was held in the accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. We manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. We intend to repatriate excess cash (net of applicable withholding taxes) not subject to regulatory requirements and to indefinitely reinvest outside of the United States the remainder of cash held by foreign subsidiaries. We do not expect the regulatory restrictions or taxes on repatriation to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.
Capital Resources
Credit and Term Loan Facilities
Cash flows from operating activities and cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $1.75 billion, to provide additional liquidity for working capital needs and to backstop our commercial paper program. Additionally, we have a $500 million committed term loan facility which was fully drawn as of April 3, 2021. At April 3, 2021, amounts available for borrowing under our revolving credit and term loan facilities totaled $1.75 billion. Our revolving credit facility is funded by a syndicate of 20 banks, with commitments ranging from $30 million to $204 million per bank.
Commercial Paper Program
Our commercial paper program provides a low-cost source of borrowing to fund general corporate purposes including working capital requirements. The maximum borrowing capacity under the commercial paper program is $1 billion. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. As of April 3, 2021, we had no commercial paper outstanding under this program. Our ability to access commercial paper in the future may be limited or its costs increased.

Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At April 3, 2021, and October 3, 2020, the ratio of our net debt to EBITDA was 2.2x and 2.3x, respectively. Refer to Part I, Item 3, EBITDA Reconciliations, for an explanation and reconciliation to comparable Generally Accepted Accounting Principles (“GAAP”) measures.
Credit Ratings
Revolving Credit Facility
Standard & Poor's Rating Services', a Standard & Poor's Financial Services LLC business (“S&P”), applicable rating is “BBB+”. Moody’s Investor Service, Inc.'s (“Moody's”) applicable rating is “Baa2”. Fitch Ratings', a wholly owned subsidiary of Fimlac, S.A. (“Fitch”), applicable rating is “BBB”. The below table outlines the fees paid on the unused portion of the facility (“Facility Fee Rate”) and letter of credit fees and borrowings (“All-in Borrowing Spread”) that corresponds to the applicable ratings levels from S&P, Moody's and Fitch.

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
Debt Covenants
Our revolving credit and term loan facilities contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; make acquisitions and investments; dispose of or transfer assets; change the nature of our business; engage in certain transactions with affiliates; and enter into hedging transactions, in each case, subject to certain qualifications and exceptions. In addition, we are required to maintain minimum interest expense coverage and maximum debt-to-capitalization ratios. Our senior notes also contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens; engage in certain sale/leaseback transactions; and engage in certain consolidations, mergers and sales of assets. We were in compliance with all debt covenants at April 3, 2021 and we expect that we will maintain compliance for the foreseeable future.
RECENTLY ISSUED/ADOPTED ACCOUNTING PRONOUNCEMENTS
Refer to the discussion of recently issued/adopted accounting pronouncements under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies.
CRITICAL ACCOUNTING ESTIMATES
We consider accounting policies related to: contingent liabilities; revenue recognition; accrued self-insurance; defined benefit pension plans; impairment of long-lived assets and definite life intangibles; impairment of goodwill and indefinite life intangible assets; business combinations; and income taxes to be critical accounting estimates. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 3, 2020, as amended. Refer to Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies, for updates to our significant accounting policies during the six months ended April 3, 2021. These critical accounting policies require us to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes. We have considered the impact of the global COVID-19 pandemic on our consolidated condensed financial statements. In addition to the COVID-19 impacts we have already experienced, and continue to experience, there are likely to be future impacts, the extent of which is uncertain and largely subject to whether the severity worsens or duration lengthens. These impacts could include but may not be limited to risks and uncertainty related to worker availability, our ability to operate production facilities, demand-driven production facility closures, shifts in demand between sales channels and market volatility in our supply chain. Consequently, this may subject us to future risk of material goodwill, intangible and long-lived asset impairments, increased reserves for uncollectible accounts, and adjustments for inventory and market volatility for items subject to fair value measurements such as derivatives and investments.

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain information in this report constitutes forward-looking statements. These statements are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, current views and estimates of our outlook for fiscal 2021, other future economic circumstances, industry conditions in domestic and international markets, our performance and financial results (e.g., debt levels, return on invested capital, value-added product growth, capital expenditures, tax rates, access to foreign markets and dividend policy). Words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “project,” “forecast,” “target,” “outlook,” “may,” “should,” “could,” and similar expressions, as well as statements written in the future tense, identify forward-looking statements. These forward-looking statements are subject to a number of factors and uncertainties that could cause our actual results and experiences to differ materially from anticipated results and expectations expressed in such forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which are expressly qualified in their entirety by this cautionary statement and speak only as of the date made. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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

The sensitivity analyses presented below are the measures of potential changes in fair value resulting from hypothetical changes in market prices related to commodities. Sensitivity analyses do not consider the actions we may take to mitigate our exposure to changes, nor do they consider the effects such hypothetical adverse changes may have on overall economic activity. Actual changes in market prices may differ from hypothetical changes.
Commodities Risk
We purchase certain commodities, such as grains and livestock in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily forwards and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. We generally do not hedge anticipated transactions beyond 18 months. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of April 3, 2021, and October 3, 2020, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted forward and option prices. The market risk exposure analysis included both derivatives designated as hedge instruments and derivatives not designated as hedge instruments.

Effect of 10% change in fair value		in millions
	April 3, 2021	October 3, 2020
Livestock:
Live Cattle	$49	$24
Lean Hogs	37	19
Grain:
Corn	43	23
Soybean Meal	47	28
Interest Rate Risk
At April 3, 2021, we had variable rate debt of $525 million with a weighted average interest rate of 1.0%. A hypothetical 10% increase in interest rates effective at April 3, 2021, and October 3, 2020, would not have a significant effect on variable interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At April 3, 2021, we had fixed-rate debt of $9,839 million with a weighted average interest rate of 4.4%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $177 million at April 3, 2021, and $133 million at October 3, 2020. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
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
Foreign Currency Risk
We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Australian dollar, the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Malaysian ringgit, the Mexican peso, and the Thai baht. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates related to the foreign exchange forward and option contracts would have had an $11 million and $54 million impact on pretax income at April 3, 2021, and October 3, 2020 respectively.
Concentration of Credit Risk
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

EBITDA Reconciliations
A reconciliation of net income to EBITDA is as follows (in millions, except ratio data):

	Six Months Ended		Fiscal Year Ended	Twelve Months Ended
	April 3, 2021	March 28, 2020	October 3, 2020	April 3, 2021

Net income	$949	$888	$2,071	$2,132
Less: Interest income	(4)	(6)	(10)	(8)
Add: Interest expense	220	239	485	466
Add: Income tax expense	291	274	593	610
Add: Depreciation	463	438	900	925
Add: Amortization (a)	132	138	278	272
EBITDA	$2,051	$1,971	$4,317	$4,397

Total gross debt			$11,339	$10,364
Less: Cash and cash equivalents			(1,420)	(877)
Less: Short-term investments			—	—
Total net debt			$9,919	$9,487

Ratio Calculations:
Gross debt/EBITDA			2.6x	2.4x
Net debt/EBITDA			2.3x	2.2x
(a) Excludes the amortization of debt issuance and debt discount expense of $9 million for the six months ended April 3, 2021, $5 million for the six months ended March 28, 2020, $14 million for the fiscal year ended October 3, 2020, and $18 million for the twelve months ended April 3, 2021 as it is included in interest expense.
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
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the CEO and CFO have concluded that, solely due to the material weakness in our internal control over financial reporting previously disclosed in our Amended Annual Report on Form 10-K/A as of October 3, 2020, our disclosure controls and procedures were not effective as of October 3, 2020 or as of April 3, 2021.
Previously Reported Material Weakness in Internal Control Over Financial Reporting
A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain effective controls over the existence of live cattle inventory. Specifically, we did not design and maintain effective controls to verify the existence of Company inventory in the custody of third-party live cattle suppliers and appropriately perform the live cattle inventory reconciliation and review at the designed level of precision. These deficiencies resulted in a revision related to the overstatement of inventory by approximately $285 million and $179 million as of October 3, 2020 and September 28, 2019, respectively, which also had the effect of understating selling, general and administrative expenses by approximately $106 million, $57 million and $63 million for the years ended October 3, 2020, September 28, 2019 and September 29, 2018, respectively. Additionally, these deficiencies could result in a misstatement of the above-referenced account balances or disclosures that would result in a material misstatement to the annual or interim consolidated statements that would not be prevented or detected.
Remediation Plan
As part of our commitment to strengthening our internal control over financial reporting, we have implemented remedial actions under the oversight of the Audit Committee of our Board of Directors to address these deficiencies, including:
•Implementing a control requiring inspection and physical verification of live cattle on third-party feedyards; and
•Training on the execution of the Company’s key control regarding the reconciliation and review of live cattle inventory, including sufficient review based on defined thresholds.
The previously disclosed material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Based on the implementation of these remedial actions, we will continue to monitor and test controls for effectiveness through the remainder of fiscal 2021. We will continue to monitor the design and effectiveness of these and other processes, procedures and controls and make any further changes management determines appropriate.
Changes in Internal Control Over Financial Reporting
During fiscal 2019, we implemented the primary phase of a new Enterprise Resource Planning system (“ERP”). The implementation will continue in additional phases through fiscal 2021. We concluded, as part of our evaluation, that the implementation of the ERP has not materially affected our internal control over financial reporting.
Other than the remediation efforts noted above, in the second quarter ended April 3, 2021, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.Legal Proceedings
Refer to the description of the “Broiler Antitrust Civil Litigation” and the In re Broiler Chicken Grower Litigation matter under the heading “Contingencies” in Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 15: Commitments and Contingencies, which discussion is incorporated herein by reference. Other than as set forth below and in our Annual Report on Form 10-K for the fiscal year ended October 3, 2020, as amended, there are no additional updates to the legal proceedings involving the Company and/or its subsidiaries.
On December 19, 2019, Olean Wholesale Grocery Cooperative, Inc. and John Gross and Company, Inc., acting on behalf of themselves and a putative class of all persons and entities who purchased turkey directly from a defendant or alleged co-conspirator during the class period of January 1, 2010 to January 1, 2017, filed a class action against us, turkey suppliers, and Agri Stats, Inc. in the United States District Court for the Northern District of Illinois. The plaintiffs allege, among other things, that the defendants entered into an agreement to exchange competitively sensitive information regarding turkey supply, production and pricing plans, all with the intent to artificially inflate the price of turkey, in violation of the Sherman Act. Plaintiffs are seeking treble damages, pre- and post-judgment interest, costs and attorneys’ fees on behalf of the putative class. On April 13, 2020, Sandee's Catering filed a similar complaint in the United States District Court for the Northern District of Illinois on behalf of itself and a putative class of all commercial and institutional indirect purchasers of turkey that purchased directly from a defendant or alleged co-conspirator during the class period of January 1, 2010 to January 1, 2017, alleging claims based on the Sherman Act and various state law causes of action. The plaintiffs are seeking treble damages, pre- and post-judgment interest, costs, and attorneys' fees on behalf of the putative class. We moved to dismiss the complaints, and in decisions on October 19 and 26, 2020, the court partially denied the motions. In April 2021, we reached agreement to settle all claims related to these class actions on terms not material to the Company. These settlements are subject to court approval. While we do not admit any liability as part of the settlements, we believe that the settlements were in the best interests of the Company and its shareholders in order to avoid the uncertainty, risk, expense and distraction of protracted litigation.

Other Matters
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the three months ended April 3, 2021.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Jan. 3, 2021 to Jan. 30, 2021	78,125	$64.54	—	18,851,028
Jan. 31, 2021 to Mar. 6, 2021	86,357	66.79	—	18,851,028
Mar. 7, 2021 to Apr. 3, 2021	84,684	73.89	—	18,851,028
Total	249,166	$68.35	—	18,851,028
(1)On February 7, 2003, we announced that our Board of Directors had approved a program to repurchase up to 25 million shares of outstanding Class A common stock from time to time in open market or privately negotiated transactions. On May 3, 2012, our Board of Directors approved an additional 35 million shares, on January 30, 2014, our Board of Directors approved an additional 25 million shares and on February 4, 2016, our Board of Directors approved an additional 50 million shares, in each case, authorized for repurchase under our share repurchase program. The program has no fixed or scheduled termination date.
(2)We purchased 249,166 shares during the three months ended April 3, 2021 that were not made pursuant to our previously announced stock repurchase program but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 237,190 shares purchased in open market transactions and 11,976 shares withheld to cover required tax withholdings related to the vesting of restricted stock. Shares withheld to cover required tax withholdings related to the vesting of restricted stock do not reduce our total share repurchase authority.
(3)Shares purchased during the three months ended April 3, 2021 pursuant to our previously announced stock repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not Applicable.
Item 5.Other Information
None.

Item 6.Exhibits
The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibit No.		Exhibit Description

10.1
Term Loan Agreement, dated as of March 22, 2021, among the Company, as the borrower, the lenders from time to time party thereto, Bank of America, N.A., as the initial lender and Administrative Agent, and BofA Securities, Inc., as Sole Bookrunner and Sole Lead Arranger (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2021, and incorporated herein by reference).

10.2	*
Tyson Foods, Inc. 2000 Stock Incentive Plan, amended and restated as of February 11, 2021 (previously filed as Exhibit A-1 to the Company’s Definitive Proxy Statement, filed with the Securities and Exchange Commission on December 23, 2020, and incorporated herein by reference).

31.1	**	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following information from our Quarterly Report on Form 10-Q for the quarter ended April 3, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Shareholders' Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104		Cover Page Interactive Data File formatted in iXBRL.

	*	Indicates a management contract or compensatory plan or arrangement.
	**	Filed herewith
	***	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: May 10, 2021	/s/ Stewart Glendinning
Stewart Glendinning
Executive Vice President and Chief Financial Officer

Date: May 10, 2021	/s/ Phillip W. Thomas
Phillip W. Thomas
Vice President, Controller and Chief Accounting Officer