Form 10-Q
period 2021-07-03
TYSON FOODS, INC.
filed 2021-08-09
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 3, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 3, 2021.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	294,815,725
Class B Common Stock, $0.10 Par Value (Class B stock)	70,010,355
Class B stock is not listed for trading on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis.
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Sales	$12,478	$10,022	$34,238	$31,725
Cost of Sales	10,858	8,709	30,188	27,951
Gross Profit	1,620	1,313	4,050	3,774
Selling, General and Administrative	558	540	1,563	1,728
Operating Income	1,062	773	2,487	2,046
Other (Income) Expense:
Interest income	(2)	(3)	(6)	(9)
Interest expense	105	122	325	361
Other, net	(7)	(11)	(38)	(133)
Total Other (Income) Expense	96	108	281	219
Income before Income Taxes	966	665	2,206	1,827
Income Tax Expense	213	139	504	413
Net Income	753	526	1,702	1,414
Less: Net Income Attributable to Noncontrolling Interests	4	—	10	7
Net Income Attributable to Tyson	$749	$526	$1,692	$1,407
Weighted Average Shares Outstanding:
Class A Basic	293	292	293	293
Class B Basic	70	70	70	70
Diluted	366	364	365	366
Net Income Per Share Attributable to Tyson:
Class A Basic	$2.11	$1.48	$4.76	$3.96
Class B Basic	$1.89	$1.33	$4.27	$3.55
Diluted	$2.05	$1.44	$4.63	$3.85
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net Income	$753	$526	$1,702	$1,414
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	—	1	2	(1)
Investments	—	1	(1)	1
Currency translation	25	10	51	(59)
Postretirement benefits	—	1	2	(41)
Total Other Comprehensive Income (Loss), Net of Taxes	25	13	54	(100)
Comprehensive Income	778	539	1,756	1,314
Less: Comprehensive Income Attributable to Noncontrolling Interests	4	—	10	7
Comprehensive Income Attributable to Tyson	$774	$539	$1,746	$1,307
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	July 3, 2021	October 3, 2020
Assets
Current Assets:
Cash and cash equivalents	$1,613	$1,420
Accounts receivable, net	2,324	1,952
Inventories	4,262	3,859
Other current assets	1,009	367
Total Current Assets	9,208	7,598
Net Property, Plant and Equipment	7,725	7,596
Goodwill	10,554	10,899
Intangible Assets, net	6,587	6,774
Other Assets	1,589	1,589
Total Assets	$35,663	$34,456

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$1,566	$548
Accounts payable	1,950	1,876
Other current liabilities	2,668	1,810
Total Current Liabilities	6,184	4,234
Long-Term Debt	8,786	10,791
Deferred Income Taxes	2,308	2,317
Other Liabilities	1,692	1,728
Commitments and Contingencies (Note 16)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 378 million shares	38	38
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,464	4,433
Retained earnings	16,305	15,100
Accumulated other comprehensive gain (loss)	(125)	(179)
Treasury stock, at cost – 83 million shares at July 3, 2021 and October 3, 2020	(4,128)	(4,145)
Total Tyson Shareholders’ Equity	16,561	15,254
Noncontrolling Interests	132	132
Total Shareholders’ Equity	16,693	15,386
Total Liabilities and Shareholders’ Equity	$35,663	$34,456
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended				Nine Months Ended
	July 3, 2021		June 27, 2020		July 3, 2021		June 27, 2020
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance at beginning and end of period	378	$38	378	$38	378	$38	378	$38

Class B Common Stock:
Balance at beginning and end of period	70	7	70	7	70	7	70	7

Capital in Excess of Par Value:
Balance at beginning of period		4,443		4,378		4,433		4,378
Stock-based compensation		26		22		36		22
Other		(5)		—		(5)		—
Balance at end of period		4,464		4,400		4,464		4,400

Retained Earnings:
Balance at beginning of period		15,716		14,220		15,100		13,655
Net income attributable to Tyson		749		526		1,692		1,407
Dividends		(160)		(150)		(487)		(466)
Balance at end of period		16,305		14,596		16,305		14,596

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of period		(150)		(230)		(179)		(117)
Other comprehensive income (loss)		25		13		54		(100)
Balance at end of period		(125)		(217)		(125)		(217)

Treasury Stock:
Balance at beginning of period	83	(4,123)	83	(4,136)	83	(4,145)	82	(4,011)
Purchase of Class A common stock	—	(16)	—	(4)	—	(50)	2	(200)
Stock-based compensation	—	11	—	1	—	67	(1)	72
Balance at end of period	83	(4,128)	83	(4,139)	83	(4,128)	83	(4,139)

Total Shareholders’ Equity Attributable to Tyson		$16,561		$14,685		$16,561		$14,685

Equity Attributable to Noncontrolling Interests:
Balance at beginning of period		$139		$145		$132		$144
Net income attributable to noncontrolling interests		4		—		10		7
Other		(11)		1		(10)		(5)
Total Equity Attributable to Noncontrolling Interests		$132		$146		$132		$146

Total Shareholders’ Equity		$16,693		$14,831		$16,693		$14,831
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	July 3, 2021	June 27, 2020
Cash Flows From Operating Activities:
Net income	$1,702	$1,414
Depreciation and amortization	906	876
Deferred income taxes	(3)	12
Other, net	72	(7)
Net changes in operating assets and liabilities	(21)	413
Cash Provided by Operating Activities	2,656	2,708
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(859)	(907)
Purchases of marketable securities	(57)	(59)
Proceeds from sale of marketable securities	55	41
Proceeds from sale of business	—	29
Acquisition of equity investments	(44)	(183)
Other, net	122	(64)
Cash Used for Investing Activities	(783)	(1,143)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	573	1,589
Payments on debt	(1,608)	(485)
Borrowings on revolving credit facility	—	1,210
Payments on revolving credit facility	—	(1,280)
Proceeds from issuance of commercial paper	—	14,318
Repayments of commercial paper	—	(15,317)
Purchases of Tyson Class A common stock	(50)	(200)
Dividends	(477)	(451)
Stock options exercised	33	29
Other, net	(13)	(7)
Cash Used for Financing Activities	(1,542)	(594)
Effect of Exchange Rate Changes on Cash	11	(8)
Increase in Cash and Cash Equivalents and Restricted Cash	342	963
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	1,466	484
Cash and Cash Equivalents and Restricted Cash at End of Period	1,808	1,447
Less: Restricted Cash at End of Period	195	82
Cash and Cash Equivalents at End of Period	$1,613	$1,365
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
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly our financial position as of July 3, 2021, and the results of operations for the three and nine months ended July 3, 2021, and June 27, 2020. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
Revision of Previously Issued Unaudited Consolidated Condensed Financial Statements
As previously disclosed in the 10-K/A, during the first quarter of fiscal 2021, the Company discovered information that led to an internal investigation relating to one of its cattle suppliers and determined that this supplier made misrepresentations regarding the number of cattle the supplier purchased on behalf of the Company’s Beef segment. Based upon its investigation, the Company determined that the misappropriation of Company funds by the supplier caused the Company to overstate live cattle inventory for fiscal years and interim periods from 2017 through 2020. The resulting loss to the Company and related inventory misstatement was isolated to the Beef segment and was attributable solely to this cattle supplier. Although the Company evaluated the materiality of the misstatements and concluded that the misstatements did not have a material impact on the previously issued annual or interim financial statements, the Company revised its previously issued 2020, 2019 and 2018 annual financial statements to correct for such misstatements as set forth in the 10-K/A. In connection with the filing of this Quarterly Report on Form 10-Q, the Company has revised the accompanying consolidated condensed interim financial statements as of and for the three and nine months ended June 27, 2020 to correct for the impact of the misstatements. The applicable notes to the accompanying financials have also been corrected to reflect the impact of the revisions of the previously filed consolidated condensed interim financial statements.

The following tables represent revisions to our consolidated condensed financial information for the periods ended June 27, 2020:

Third Quarter				in millions, except per share data
	Three months ended June 27, 2020			Nine months ended June 27, 2020
	As originally reported	Adjustments	As revised	As originally reported	Adjustments	As revised
Consolidated Statements of Income:
Selling, General and Administrative	$538	$2	$540	$1,672	$56	$1,728
Operating Income	775	(2)	$773	2,102	(56)	2,046
Income before Income Taxes	667	(2)	$665	1,883	(56)	1,827
Income Tax Expense (Benefit)	140	(1)	$139	428	(15)	413
Net Income	527	(1)	$526	1,455	(41)	1,414
Net Income Attributable to Tyson	527	(1)	$526	1,448	(41)	1,407

Net Income Per Share Attributable to Tyson
Class A Basic	$1.48	$—	$1.48	$4.07	$(0.11)	$3.96
Class B Basic	$1.33	$—	$1.33	$3.65	$(0.10)	$3.55
Diluted	$1.44	$—	$1.44	$3.96	$(0.11)	$3.85

Consolidated Statements of Comprehensive Income:
Net Income	$527	$(1)	$526	$1,455	$(41)	$1,414
Comprehensive Income	540	(1)	539	1,355	(41)	1,314
Comprehensive Income Attributable to Tyson	540	(1)	539	1,348	(41)	1,307

				As of June 27, 2020
				As originally reported	Adjustments	As revised
Consolidated Balance Sheet:
Inventories				$3,915	$(235)	$3,680
Total Current Assets				7,699	(235)	7,464
Total Assets				34,558	(235)	34,323
Deferred Income Taxes				2,370	(62)	2,308
Retained Earnings(a)				14,769	(173)	14,596
Total Tyson Shareholders' Equity				14,858	(173)	14,685
Total Shareholders' Equity				15,004	(173)	14,831
Total Liabilities and Shareholders' Equity				34,558	(235)	34,323

				Nine months ended June 27, 2020
				As originally reported	Adjustments	As revised
Consolidated Statement of Cash Flows:
Net Income				$1,455	$(41)	$1,414
Deferred income taxes				27	(15)	12
Net changes in operating assets and liabilities				357	56	413
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
Changes in Accounting Principles
In June 2016, the FASB issued guidance that provides more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2019, our fiscal 2021. For available-for-sale debt securities previously impaired, the amendments should be applied prospectively; otherwise, the modified-retrospective transition method should be applied. We adopted this guidance in the first quarter of fiscal 2021 using the modified retrospective transition method. Prior periods were not adjusted and, based on our implementation assessment, no cumulative-effect adjustment was made to the opening balance of retained earnings. The adoption of this standard did not have a material impact on our consolidated financial statements. For further description of our policy for available-for-sale debt securities, refer to Note 12: Fair Value Measurements.
NOTE 2: ACQUISITIONS AND DISPOSITIONS
Acquisition
In the third quarter of fiscal 2021, we acquired a 49% minority interest in a Malaysian producer of feed and poultry products for $44 million in addition to future contingent payments of up to approximately $65 million. We are accounting for the investment under the equity method.
Disposition
In the second quarter of fiscal 2021, we initiated a plan to sell our pet treats business, which is included in our Prepared Foods segment. In the third quarter of fiscal 2021, we entered into a definitive agreement to sell the business for $1.2 billion in cash, subject to certain adjustments. The business had a net carrying value of approximately $411 million as of July 3, 2021, which included approximately $44 million of working capital consisting of inventory, accounts receivable and accounts payable, $17 million of property, plant and equipment and $350 million of goodwill. The goodwill is not deductible for tax purposes. We have reclassified the assets and liabilities held for sale related to this business to Other current assets and Other current liabilities in our Consolidated Condensed Balance Sheet as of July 3, 2021. The transaction closed on July 6, 2021 and we anticipate recognizing a gain from the sale of this business in the fourth quarter of fiscal 2021. The Company concluded the business was not a significant disposal and did not represent a strategic shift, and therefore was not classified as a discontinued operation for any of the periods presented.
NOTE 3: INVENTORIES
Processed products, livestock, and supplies and other are valued at the lower of cost or net realizable value. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, livestock grower pay and catch and haul costs), labor and manufacturing, and production overhead, which are related to the purchase and production of inventories. At July 3, 2021, the cost of inventories was determined by either the first-in, first-out (“FIFO”) method or the weighted-average method, which is consistent with the methods used at October 3, 2020.
The following table reflects the major components of inventory (in millions):

	July 3, 2021	October 3, 2020
Processed products	$2,301	$2,223
Livestock	1,225	977
Supplies and other	736	659
Total inventory	$4,262	$3,859

NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	July 3, 2021	October 3, 2020
Land	$208	$196
Buildings and leasehold improvements	5,195	4,961
Machinery and equipment	9,376	9,013
Land improvements and other	446	420
Buildings and equipment under construction	1,058	991
	16,283	15,581
Less accumulated depreciation	8,558	7,985
Net Property, Plant and Equipment	$7,725	$7,596
NOTE 5: RESTRUCTURING AND RELATED CHARGES
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
For the three and nine months ended July 3, 2021, we did not incur restructuring and related charges. For the three months ended June 27, 2020, we did not incur significant restructuring and related charges. For the nine months ended June 27, 2020, we recognized restructuring and related charges of $54 million, primarily consisting of severance and employee related costs and technology related costs, of which $5 million was recorded in Cost of Sales and $49 million was recorded in Selling, General and Administrative in our Consolidated Condensed Statements of Income.
Our restructuring liability was $8 million at July 3, 2021 and $37 million at October 3, 2020. The change in the restructuring liability was due to reductions of $29 million, primarily consisting of payments, during the nine months ended July 3, 2021.
NOTE 6: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	July 3, 2021	October 3, 2020
Accrued salaries, wages and benefits	$850	$823
Taxes payable	320	152
Accrued current legal contingencies (a)	652	18
Other	846	817
Total other current liabilities	$2,668	$1,810
(a) As of July 3, 2021, $184 million of funds held in an escrow account for litigation settlements was included as restricted cash within Other current assets in the Consolidated Condensed Balance Sheets. As of October 3, 2020, no restricted cash was included within Other current assets in the Consolidated Condensed Balance Sheets.

NOTE 7: DEBT
The major components of debt are as follows (in millions):

	July 3, 2021	October 3, 2020
Revolving credit facility	$—	$—
Commercial paper	—	—
Senior notes:
2.25% Notes due August 2021	500	500
4.50% Senior notes due June 2022	1,000	1,000
3.90% Senior notes due September 2023	400	400
3.95% Notes due August 2024	1,250	1,250
4.00% Notes due March 2026 (“2026 Notes”)	800	800
3.55% Notes due June 2027	1,350	1,350
7.00% Notes due January 2028	18	18
4.35% Notes due March 2029 (“2029 Notes”)	1,000	1,000
6.13% Notes due November 2032	160	160
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	500	500
4.55% Notes due June 2047	750	750
5.10% Notes due September 2048 (“2048 Notes”)	1,500	1,500
Discount on senior notes	(42)	(45)
Term loans:
Term loan facility due March 2022	—	1,500
Term loan facility due March 2023 (0.90% at 7/3/2021)	500	—
Other	218	216
Unamortized debt issuance costs	(52)	(60)
Total debt	10,352	11,339
Less current debt	1,566	548
Total long-term debt	$8,786	$10,791
Revolving Credit Facility and Letters of Credit
We have a $1.75 billion revolving credit facility that supports short-term funding needs and serves as a backstop to our short-term promissory notes program (“commercial paper program”). The facility will mature and the commitments thereunder will terminate in March 2023. At July 3, 2021, amounts available for borrowing under this facility totaled $1.75 billion and we had no borrowings and no outstanding letters of credit issued under this facility. At July 3, 2021, we had $100 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of leasing and workers’ compensation insurance programs and other legal obligations. In the future, if any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility.
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured short-term promissory notes up to an aggregate maximum principal amount of $1 billion. As of July 3, 2021, we had no commercial paper outstanding. Our ability to access commercial paper in the future may be limited or its costs increased.
Term Loans
On March 27, 2020, we executed a $1.5 billion term loan facility to refinance our commercial paper, repay outstanding balances under our revolving credit facility and for general liquidity purposes. In February 2021, we repaid $750 million of the $1.5 billion outstanding. On March 22, 2021, we executed a new $500 million term loan facility due March 2023. The Company used the proceeds of the new term loan, together with $250 million in cash on hand, to repay in full the remaining $750 million outstanding under the Company's existing $1.5 billion term loan facility due March 2022. The new term loan facility expires on March 22, 2023. Additionally, the term loan facility contains covenants that are similar to those contained in the revolving credit facility.

August 2021 Notes
On July 23, 2021, subsequent to the end of our third quarter of fiscal 2021, we redeemed all of our 2.25% Senior Notes due August 2021 using cash on hand at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest as of the redemption date. At July 3, 2021, the outstanding principal amount was $500 million.
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
We were in compliance with all debt covenants at July 3, 2021.
NOTE 8: EQUITY
Share Repurchases
As of July 3, 2021, 18.9 million shares remained available for repurchase under our share repurchase program. The share repurchase program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans. A summary of share repurchases of our Class A stock is as follows (in millions):

	Three Months Ended				Nine Months Ended
	July 3, 2021		June 27, 2020		July 3, 2021		June 27, 2020
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	—	$—	—	$—	—	$—	1.8	$150
To fund certain obligations under equity compensation plans	0.2	16	0.1	4	0.7	50	0.6	50
Total share repurchases	0.2	$16	0.1	$4	0.7	$50	2.4	$200
NOTE 9: INCOME TAXES
Our effective tax rate was 22.1% and 20.9% for the third quarter of fiscal 2021 and 2020, respectively and 22.9% and 22.6% for the first nine months of fiscal 2021 and 2020, respectively. The effective tax rates for the third quarter and first nine months of fiscal 2021 and 2020 were increased by state taxes and decreased by various tax benefits.
Unrecognized tax benefits were $171 million and $165 million at July 3, 2021 and October 3, 2020, respectively. We do not expect material changes to our unrecognized tax benefits during the next twelve months.

NOTE 10: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Numerator:
Net income	$753	$526	$1,702	$1,414
Less: Net income attributable to noncontrolling interests	4	—	10	7
Net income attributable to Tyson	749	526	1,692	1,407
Less dividends declared:
Class A	132	124	401	385
Class B	28	27	86	82
Undistributed earnings	$589	$375	$1,205	$940

Class A undistributed earnings	$485	$309	$992	$774
Class B undistributed earnings	104	66	213	166
Total undistributed earnings	$589	$375	$1,205	$940

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	293	292	293	293
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70	70	70
Effect of dilutive securities:
Stock options, restricted stock and performance units	3	2	2	3
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	366	364	365	366

Net income per share attributable to Tyson:
Class A basic	$2.11	$1.48	$4.76	$3.96
Class B basic	$1.89	$1.33	$4.27	$3.55
Diluted	$2.05	$1.44	$4.63	$3.85
Dividends Declared Per Share:
Class A	$0.445	$0.420	$1.360	$1.305
Class B	$0.400	$0.378	$1.224	$1.175
Approximately 2 million and 4 million of our stock-based compensation shares were antidilutive for the three and nine months ended July 3, 2021. Approximately 4 million and 3 million of our stock-based compensation shares were antidilutive for the three and nine months ended June 27, 2020, respectively. These shares were not included in the diluted earnings per share calculation.
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

NOTE 11: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors' Audit Committee. These programs and risks are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize various industry-standard models that take into account the implicit cost of hedging. Credit risks associated with our derivative contracts are not significant as we minimize counterparty exposure by dealing with credit-worthy counterparties and utilizing exchange traded instruments, margin accounts or letters of credit. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk related to our derivative financial instruments existed at July 3, 2021.
We had the following net aggregated outstanding notional amounts related to our derivative financial instruments:

in millions, except soybean meal tons	Metric	July 3, 2021	October 3, 2020
Commodity:
Corn	Bushels	32	43
Soybean Meal	Tons	767,133	428,300
Live Cattle	Pounds	337	234
Lean Hogs	Pounds	378	283
Foreign Currency	United States dollar	$117	$536
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
Cash Flow Hedges
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes as well as interest rates related to our variable rate debt. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of July 3, 2021, we had $15 million of realized losses related to treasury rate locks in connection with the issuance of the 2026, 2029 and 2048 Notes, which will be reclassified to earnings over the lives of these notes. During the nine months ended July 3, 2021 and June 27, 2020, we did not reclassify significant pretax gains or losses into earnings as a result of the discontinuance of cash flow hedges. The following table sets forth the pretax impact of cash flow hedge and derivative instruments recognized in Other Comprehensive Income (in millions):

Gain (Loss) Recognized in OCI On Derivatives	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Cash flow hedge – derivatives designated as hedging instruments:
Commodity contracts	$—	$(7)	$—	$(18)
Interest rate hedges	—	(1)	—	(2)
Total	$—	$(8)	$—	$(20)

Fair Value Hedges
We designate certain derivative contracts as fair value hedges of firm commitments to purchase livestock for harvest. Our objective of these hedges is to minimize the risk of changes in fair value created by fluctuations in commodity prices associated with fixed price livestock firm commitments. For these derivative instruments we designate and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the same period. We include the gain or loss on the hedged items (e.g., livestock purchase firm commitments) in the same line item, Cost of Sales, as the offsetting gain or loss on the related livestock forward position. Ineffectiveness related to fair value hedges was not significant for the three and nine months ended July 3, 2021, and June 27, 2020. The following table sets forth the carrying amount of fair value hedge (assets) liabilities as of July 3, 2021 and October 3, 2020 (in millions):

Consolidated Condensed Balance Sheets Classification	July 3, 2021	October 3, 2020
Inventory	$23	$6
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
Reclassification to Earnings
The following table sets forth the total amounts of each income and expense line item presented in the Consolidated Condensed Statements of Income in which the effects of hedges are recorded (in millions):

Consolidated Condensed Statements of Income Classification	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Cost of Sales	$10,858	$8,709	$30,188	$27,951
Interest Expense	105	122	325	361
Other, net	(7)	(11)	(38)	(133)
The following table sets forth the pretax impact of the cash flow, fair value and undesignated derivative instruments in the Consolidated Condensed Statements of Income (in millions):

Consolidated Condensed Statements of Income Classification		Three Months Ended		Nine Months Ended
		July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Cost of Sales	Gain (Loss) on cash flow hedges reclassified from OCI to Earnings:
	Commodity contracts	$—	$(7)	$(1)	$(14)
	Gain (Loss) on fair value hedges:
	Commodity contracts (a)	(25)	69	(40)	116
	Gain (Loss) on derivatives not designated as hedging instruments:
	Commodity contracts	66	(74)	162	(171)
Total		$41	$(12)	$121	$(69)

Interest Expense	Gain (Loss) on cash flow hedges reclassified from OCI to Earnings:
	Interest rate contracts	$—	$(1)	$(1)	$(3)

Other, net	Gain (Loss) on derivatives not designated as hedging instruments:
	Foreign exchange contracts	$(3)	$(4)	$(2)	$(3)
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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

July 3, 2021	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$5	$—	$(3)	$2
Undesignated	—	295	—	(173)	122
Other Assets:
Available-for-sale securities:
Non-current	—	59	49	—	108
Deferred compensation assets	14	399	—	—	413
Total assets	$14	$758	$49	$(176)	$645
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$28	$—	$(28)	$—
Undesignated	—	186	—	(165)	21
Total liabilities	$—	$214	$—	$(193)	$21

October 3, 2020	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$4	$—	$(2)	$2
Undesignated	—	96	—	(51)	45
Other Assets:
Available-for-sale securities:
Non-current	—	55	53	—	108
Deferred compensation assets	19	336	—	—	355
Total assets	$19	$491	$53	$(53)	$510
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$10	$—	$(10)	$—
Undesignated	—	74	—	(59)	15
Total liabilities	$—	$84	$—	$(69)	$15
(a) Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. Additionally, at July 3, 2021, and October 3, 2020, we had $17 million and $16 million, respectively, of net cash collateral with various counterparties where master netting arrangements exist and held no cash collateral.
The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Nine Months Ended
	July 3, 2021	June 27, 2020
Balance at beginning of year	$53	$52
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	(1)	—
Purchases	17	8
Issuances	—	—
Settlements	(20)	(12)
Balance at end of period	$49	$48
Total gains (losses) for the nine month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—
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
The following table sets forth our available-for-sale securities' amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	July 3, 2021			October 3, 2020
	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)
Available-for-sale securities:
Debt securities:
U.S. treasury and agency	$59	$59	$—	$55	$55	$—
Corporate and asset-backed	48	49	1	51	53	2
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
We consider many factors in determining whether a loss is credit-related, including the financial condition and near-term prospects of the issuer, borrower repayment characteristics for asset-backed securities, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no direct write-offs or allowances for credit losses in earnings for the three and nine months ended July 3, 2021, and June 27, 2020.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the nine months ended July 3, 2021, and June 27, 2020.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	July 3, 2021		October 3, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total debt	$11,838	$10,352	$12,982	$11,339

NOTE 13: PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the net periodic cost for the pension and postretirement benefit plans for the three and nine months ended July 3, 2021 and June 27, 2020 are as follows (in millions):

	Pension Plans
	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020

Service cost	$—	$—	$—	$—
Interest cost	2	2	5	19
Expected return on plan assets	—	—	—	(15)
Amortization of:
Net actuarial loss	1	1	3	3
Prior service cost	1	1	1	1
Settlement (gain) loss	—	(6)	—	(112)
Net periodic cost (credit)	$4	$(2)	$9	$(104)

	Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020

Interest cost	$—	$1	$—	$1
Amortization of prior service cost (credit)	—	—	(1)	(1)
Net periodic cost (credit)	$—	$1	$(1)	$—
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
NOTE 14: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after-tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended						Nine Months Ended
	July 3, 2021			June 27, 2020			July 3, 2021			June 27, 2020
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to interest expense	$—	$—	$—	$1	$—	$1	$1	$—	$1	$3	$(1)	$2
(Gain) loss reclassified to cost of sales	—	—	—	7	(2)	5	1	—	1	14	(3)	11
Unrealized gain (loss)	—	—	—	(8)	3	(5)	—	—	—	(20)	6	(14)

Investments:
Unrealized gain (loss)	—	—	—	1	—	1	(1)	—	(1)	1	—	1

Currency translation:
Translation adjustment	25	—	25	10	—	10	51	—	51	(60)	1	(59)

Postretirement benefits:
Unrealized gain (loss)	1	(1)	—	1	—	1	3	(1)	2	2	—	2
Pension settlement reclassified to other (income) expense	—	—	—	—	—	—	—	—	—	(58)	15	(43)
Total other comprehensive income (loss)	$26	$(1)	$25	$12	$1	$13	$55	$(1)	$54	$(118)	$18	$(100)

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
Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Sales:
Beef	$4,954	$3,653	$12,987	$11,470
Pork	1,715	1,115	4,631	3,760
Chicken	3,476	3,112	9,860	9,801
Prepared Foods	2,323	2,035	6,600	6,255
International/Other	488	402	1,444	1,365
Intersegment	(478)	(295)	(1,284)	(926)
Total sales	$12,478	$10,022	$34,238	$31,725

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Operating income (loss):
Beef(a)	$1,120	$649	$2,093	$1,114
Pork	67	107	250	391
Chicken(b)	(279)	(120)	(489)	36
Prepared Foods	150	145	633	494
International/Other(c)	4	(8)	—	11
Total operating income	1,062	773	2,487	2,046

Total other expense	96	108	281	219

Income before income taxes	$966	$665	$2,206	$1,827
(a) Beef segment results for the nine months ended July 3, 2021 included a $55 million gain from the recovery of cattle inventory from a cattle supplier that misappropriated Company funds as compared to results for the three and nine months ended June 27, 2020, which included a $2 million loss and $56 million loss, respectively, as further described in Note 1: Accounting Policies.
(b) Chicken segment results for the three and nine months ended July 3, 2021 included charges of $306 million and $626 million, respectively, related to the recognition of legal contingency accruals, of which $225 million and $545 million, respectively, was recorded as a reduction to Sales pursuant to FASB guidance related to accounting for revenue from contracts with customers and $81 million was recorded as an increase to Cost of Sales in the three and nine months ended July 3, 2021.
(c) International/Other results included a $4 million loss and a $23 million loss related to the relocation of a production facility in China for the three and nine months ended July 3, 2021, respectively.
The following tables further disaggregate our sales to customers by major distribution channels (in millions):

	Three months ended July 3, 2021
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$2,365	$1,264	$704	$491	$130	$4,954
Pork	500	141	324	419	331	1,715
Chicken	1,500	1,492	197	270	17	3,476
Prepared Foods	1,359	877	37	50	—	2,323
International/Other	—	—	488	—	—	488
Intersegment	—	—	—	—	(478)	(478)
Total	$5,724	$3,774	$1,750	$1,230	$—	$12,478

	Three months ended June 27, 2020
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$2,192	$650	$444	$279	$88	$3,653
Pork	408	85	214	215	193	1,115
Chicken	1,481	1,046	151	420	14	3,112
Prepared Foods	1,322	651	24	38	—	2,035
International/Other	—	—	402	—	—	402
Intersegment	—	—	—	—	(295)	(295)
Total	$5,403	$2,432	$1,235	$952	$—	$10,022

	Nine months ended July 3, 2021
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$6,535	$3,030	$1,915	$1,182	$325	$12,987
Pork	1,342	334	913	1,122	920	4,631
Chicken	4,512	4,033	515	761	39	9,860
Prepared Foods	3,968	2,404	98	130	—	6,600
International/Other	—	—	1,444	—	—	1,444
Intersegment	—	—	—	—	(1,284)	(1,284)
Total	$16,357	$9,801	$4,885	$3,195	$—	$34,238

	Nine months ended June 27, 2020
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$5,956	$2,699	$1,563	$967	$285	$11,470
Pork	1,191	301	768	900	600	3,760
Chicken	4,420	3,592	479	1,269	41	9,801
Prepared Foods	3,758	2,275	95	127	—	6,255
International/Other	—	—	1,365	—	—	1,365
Intersegment	—	—	—	—	(926)	(926)
Total	$15,325	$8,867	$4,270	$3,263	$—	$31,725
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
(d) Includes sales to industrial food processing companies that further process our product to sell to end consumers and any remaining sales not included in the Retail, Foodservice or International categories. For the three and nine months ended July 3, 2021, the Chicken segment included a $225 million and $545 million reduction in Other, respectively, due to the recognition of legal contingency accruals.
NOTE 16: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of grower loans, which are substantially collateralized by the underlying assets. The remaining terms of the underlying obligations cover periods up to 10 years, and the maximum potential amount of future payments as of July 3, 2021, was not significant. The likelihood of material payments under these guarantees is not considered probable. At July 3, 2021 and October 3, 2020, no significant liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum commitment associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum commitment as of July 3, 2021 was approximately $315 million. The total receivables under these programs were $9 million and $29 million at July 3, 2021 and October 3, 2020, respectively. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have no allowance for these programs’ estimated uncollectible receivables at July 3, 2021, and October 3, 2020.

When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Certain arrangements may require cash to be deposited into a fund to cover future expenditures. These funds are generally considered restricted cash, which is reported in the Consolidated Condensed Balance Sheets in Other Assets, and totaled $11 million and $46 million at July 3, 2021 and October 3, 2020, respectively. Additionally, under certain agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At July 3, 2021, the total amount under these types of arrangements totaled $609 million.
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
On September 2, 2016, Maplevale Farms, Inc., acting on its own behalf and on behalf of a putative class of direct purchasers of poultry products, filed a class action complaint against us and certain of our poultry subsidiaries, as well as several other poultry processing companies, in the Northern District of Illinois. Subsequent to the filing of this initial complaint, additional lawsuits making similar claims on behalf of putative classes of direct and indirect purchasers were filed in the United States District Court for the Northern District of Illinois. The court consolidated the complaints, for pre-trial purposes, into actions on behalf of three different putative classes: direct purchasers, indirect purchasers/consumers and commercial/institutional indirect purchasers. The consolidated actions are styled In re Broiler Chicken Antitrust Litigation (the “Broiler Antitrust Civil Litigation”). Since the original filing, certain putative class members have opted out of the matter and are proceeding with individual direct actions making similar claims, and others may do so in the future. All opt out complaints have been filed in, or transferred to, the Northern District of Illinois and are proceeding on a coordinated pre-trial basis with the consolidated actions. The operative complaints, which have been amended throughout the litigation, allege, among other things, that beginning in January 2008 the defendants conspired and combined to fix, raise, maintain, and stabilize the price of broiler chickens in violation of United States antitrust laws. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The plaintiffs also allege that defendants “manipulated and artificially inflated a widely used Broiler price index, the Georgia Dock.” The plaintiffs further allege that the defendants concealed this conduct from the plaintiffs and the members of the putative classes. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. The parties have briefed the issue of class certification, and if necessary, trial is expected to occur in calendar 2023 after rulings on class certification and summary judgment motions. On April 26, 2019, the plaintiffs notified us that the U.S. Department of Justice (“DOJ”) Antitrust Division issued a grand jury subpoena to them requesting discovery produced by all parties in the civil case. On June 21, 2019, the DOJ filed a motion to intervene and sought a limited stay of discovery in the civil action, which the court granted in part. Subsequently, we received a grand jury subpoena from the DOJ seeking additional documents and information related to the chicken industry. On June 2, 2020 a grand jury for the District of Colorado returned an indictment charging four individual executives employed by two other poultry processing companies with conspiracy to engage in bid-rigging in violation of federal antitrust laws. On June 10, 2020, we announced that we uncovered information in connection with the grand jury subpoena that we had previously self-reported to the DOJ and have been fully cooperating with the DOJ as part of our application for leniency under the DOJ's Corporate Leniency Program. Subsequently, the DOJ has announced additional indictments, bringing charges against additional individuals, as well as poultry processing companies, and alleging a conspiracy to fix prices and rig bids for broiler chicken products from at least 2012 until at least early 2019. Plaintiffs in the civil action filed complaints or motions that expressly referenced the conduct in the DOJ’s indictments and argued that bid-rigging conduct was encompassed by prior complaints. On September 22, 2020, the court ruled that bid-rigging claims would be consolidated into the existing action but bifurcated from the original supply reduction and Georgia Dock claims. The original claims will proceed on their current schedule and the bid-rigging claims, including any related discovery, are stayed until the supply reduction and Georgia Dock claims are resolved.

On January 19, 2021, we announced that we had reached agreement to settle all class claims related to the Broiler Antitrust Civil Litigation. Settlement terms were reached with the putative Direct Purchaser Plaintiff Class, the putative Commercial and Institutional Indirect Purchaser Plaintiff Class and the putative End-User Plaintiff Class (collectively, the “Classes”). Under the terms of the settlements, we have agreed to pay the Classes an aggregate amount of $221.5 million in settlement of all outstanding claims brought by the Classes. On February 23, 2021 and March 22, 2021, the Court granted preliminary approval of the settlements with the putative Direct Purchaser Plaintiff Class and the putative End-User Plaintiff Class, respectively. On June 29, 2021, the Court granted final approval to the settlement with the Direct Purchaser Plaintiff Class. The settlement with the putative Commercial and Institutional Indirect Purchaser Plaintiff Class remains subject to court approval. The foregoing settlements do not settle claims made by plaintiffs who opt out of the Classes in the Broiler Antitrust Civil Litigation. In the first quarter of fiscal 2021, the Company recorded an aggregate legal contingency accrual of $320 million for the above-referenced settlements and to resolve the remaining claims brought by opt-out plaintiffs.
For the third quarter of fiscal 2021, the Company accrued an additional $225 million for the estimated costs to resolve the remaining claims brought by opt-out plaintiffs, bringing the total recorded legal contingency accrual for claims related to this matter to $545 million, which amount includes our existing settlements. This amount reflects an adjustment to our estimate of the probable losses with respect to claims in the Broiler Antitrust Civil Litigation and bid-rigging claims of potentially affected parties identified by the DOJ in the indictments noted above. We are currently pursuing settlement discussions with the remaining opt-out plaintiffs with respect to the remaining claims. While we do not admit any liability as part of the settlements, we believe that the settlements were in the best interests of the Company and its shareholders in order to avoid the uncertainty, risk, expense and distraction of protracted litigation.
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
In February and May of 2021, we received CIDs from the Office of the Attorney General of the State of Louisiana. This Louisiana CID requests information primarily related to possible anticompetitive conduct or violations of state consumer protection laws in connection with the broiler chicken market. We have been cooperating with the Louisiana Attorney General’s office.
On August 6, 2020, we received a CID from the Office of the Attorney General of the State of Washington. The Washington CID requests information primarily related to possible anticompetitive conduct or violations of state consumer protection laws in connection with the broiler chicken market. We have been cooperating with the Washington Attorney General’s office.

On January 27, 2017, Haff Poultry, Inc., Craig Watts, Johnny Upchurch, Jonathan Walters and Brad Carr, acting on behalf of themselves and a putative class of broiler chicken farmers, filed a class action complaint against us and certain of our poultry subsidiaries, as well as several other vertically-integrated poultry processing companies, in the United States District Court for the Eastern District of Oklahoma. On March 27, 2017, a second class action complaint making similar claims on behalf of a similarly defined putative class was filed in the United States District Court for the Eastern District of Oklahoma. Plaintiffs in the two cases sought to have the matters consolidated, and, on July 10, 2017, filed a consolidated amended complaint styled In re Broiler Chicken Grower Litigation. The plaintiffs allege, among other things, that the defendants colluded not to compete for broiler raising services “with the purpose and effect of fixing, maintaining, and/or stabilizing grower compensation below competitive levels.” The plaintiffs also allege that the defendants “agreed to share detailed data on [g]rower compensation with one another, with the purpose and effect of artificially depressing [g]rower compensation below competitive levels.” The plaintiffs contend these alleged acts constitute violations of the Sherman Antitrust Act and Section 202 of the Grain Inspection, Packers and Stockyards Act of 1921. The plaintiffs are seeking treble damages, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative class. We and the other defendants filed a motion to dismiss on September 8, 2017, and that motion was denied on January 6, 2020. Additional named plaintiffs filed similar class action complaints in federal district courts in North Carolina, Colorado, Kansas and California. On October 6, 2020, the named plaintiffs in the Oklahoma action filed a motion with the United States Judicial Panel on Multidistrict Litigation (the “JPML”) to transfer and consolidate all actions in the Eastern District of Oklahoma. On December 15, 2020, the JPML granted the plaintiffs’ motion and consolidated all actions in the Eastern District of Oklahoma. In June 2021, we reached an agreement to settle with the putative class of broiler chicken farmers all claims raised in this consolidated action for $21 million. The settlement is subject to court approval.
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
On June 29, 2021, the Office of the Attorney General of the State of New Mexico filed a complaint against us and certain of our pork subsidiaries, as well as several other pork processing companies and Agri Stats, in Santa Fe County, New Mexico. The complaint alleges violations of New Mexico's antitrust, unfair trade practice, and unjust enrichment laws based on allegations of conspiracies to exchange information and manipulate the supply of pork.

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
On August 30, 2019, Judy Jien, Kieo Jibidi and Elaisa Clement, acting on their own behalf and a putative class of non-supervisory production and maintenance employees at chicken processing plants in the continental United States, filed a class action complaint against us and certain of our subsidiaries, as well as several other poultry processing companies, in the United States District Court for the District of Maryland. An additional complaint making similar allegations was also filed by Emily Earnest. The plaintiffs allege that the defendants directly and through a wage survey and benchmarking service exchanged information regarding labor rates in an effort to depress and fix the rates of wages for non-supervisory production and maintenance workers in violation of federal antitrust laws. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. The court consolidated the Jien and Earnest cases for coordinated pretrial proceedings. Following the consolidation, two additional lawsuits were filed by individuals making similar allegations, and others may do so in the future. The plaintiffs filed an amended consolidated complaint containing additional allegations concerning turkey processing plants and named additional defendants. We moved to dismiss the amended consolidated complaint. On September 16, 2020, the court dismissed claims against Tyson and certain other defendants without prejudice because the complaint improperly grouped together corporate subsidiaries. The court otherwise denied the defendants’ motions to dismiss and sustained claims based on alleged conspiracies to fix wages and exchange information against five other defendants. The court granted the plaintiffs leave to file an amended complaint to address the impermissible group pleading. On October 16, 2020, the plaintiffs filed a second amended complaint reasserting their claims. On December 18, 2020, defendants moved to dismiss certain claims in the second amended complaint. On March 10, 2021, the court denied the defendants’ motion. On April 7, 2021, we and the other defendants answered the second amended complaint. For the third quarter of fiscal 2021, the Company recorded an accrual for estimated probable losses that it expects to incur for this matter in the Company’s Consolidated Financial Statements.

Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (“NLRC”) from 1998 through July 1999. The complaint was filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines in 1995 by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In late 2004, a labor arbiter ruled against the respondents and awarded the complainants PHP3,453,664,710 (approximately U.S. $70 million) in damages and fees. The respondents appealed the labor arbiter's ruling, and it was subsequently set aside by the NLRC in December 2006. Subsequent to the NLRC’s decision, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. While various of those appeals, motions and/or petitions were pending, The Hillshire Brands Company, on June 23, 2014, without admitting liability, filed a settlement motion requesting that the Supreme Court of the Philippines order dismissal with prejudice of all claims against it and certain other respondents in exchange for payments allocated by the court among the complainants in an amount not to exceed PHP342,287,800 (approximately U.S. $7 million). Based in part on its finding that the consideration to be paid to the complainants as part of such settlement was insufficient, the Supreme Court of the Philippines denied the respondents’ settlement motion and all motions for reconsideration thereof. The Supreme Court of the Philippines also set aside as premature the NLRC’s December 2006 ruling. As a result, the cases were remanded back before the NLRC to rule on the merits of the case. On December 15, 2016, we learned that the NLRC rendered its decision on November 29, 2016, regarding the respondents’ appeals regarding the labor arbiter’s 2004 ruling in favor of the complainants. The NLRC increased the award for 4,922 of the total 5,984 complainants to PHP14,858,495,937 (approximately U.S. $301 million). However, the NLRC approved a prior settlement reached with the group comprising approximately 18% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company agreed to pay each settling complainant PHP68,000 (approximately U.S. $1,400). The settlement payment was made on December 21, 2016, to the NLRC, which is responsible for distributing the funds to each settling complainant. On December 27, 2016, the respondents filed motions for reconsideration with the NLRC asking that the award be set aside. The NLRC denied respondents' motions for reconsideration in a resolution received on May 5, 2017 and entered a judgment on the award on July 24, 2017. Each of Aris Philippines, Inc., Sara Lee Corporation and Sara Lee Philippines, Inc. appealed this award and sought an injunction to preclude enforcement of the award to the Philippines Court of Appeals. On November 23, 2017, the Court of Appeals granted a writ of preliminary injunction that precluded execution of the NLRC award during the pendency of the appeal. The Court of Appeals subsequently vacated the NLRC’s award on April 12, 2018. Complainants have filed motions for reconsideration with the Court of Appeals. On November 14, 2018, the Court of Appeals denied claimants’ motions for reconsideration and granted defendants’ motion to release and discharge the preliminary injunction bond. Claimants have since filed petitions for writ of certiorari with the Supreme Court of the Philippines. The Supreme Court has accepted the case for review. We continue to maintain an accrual for this matter.
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

Overview
COVID-19
We continue to monitor and respond to the evolving nature of the global novel coronavirus pandemic (“COVID-19” or “pandemic”) and its impact to our global business. In addition to our ongoing internal COVID-19 task force formed for the primary purposes of maintaining the health and safety of our team members, ensuring our ability to operate our processing facilities and maintaining the liquidity of our business, we have expanded our medical team with the addition of a chief medical officer during the first quarter of fiscal 2021. We have experienced and continue to experience multiple challenges related to the pandemic. These challenges increased our operating costs for the third quarter and first nine months of fiscal 2021 and are anticipated to continue through at least the remainder of fiscal 2021. Each of our segments experienced a shift in demand from foodservice to retail during fiscal 2020 and are seeing varying levels of foodservice recovery and the return of volumes in fiscal 2021. The long-term impact of COVID-19 remains uncertain and will depend on future developments, including the duration and spread of the pandemic, COVID-19 variants and resurgences, and related actions taken by federal, state and local government officials to prevent and manage disease spread, and effectively distribute and administer vaccinations, all of which contain some level of uncertainty and cannot be easily predicted. Additionally, we continue to assess the potential of more permanent impacts to our businesses.
•Team Members – The health and safety of our team members is our top priority. To protect our team members, we implement safety measures recommended by the Centers for Disease Control and Prevention (“CDC”) and the Occupational Safety and Health Administration (“OSHA”) in our facilities and coordinate with other health officials as appropriate. In addition to hiring a chief medical officer, we have added 200 nursing staff and developed an “always-on” testing strategy rooted in contact tracing. In August 2021, we announced all team members are required to be fully vaccinated by November 1, 2021, subject to ongoing discussions with locations represented by unions. Currently, nearly 59,000 of our U.S. employees have been vaccinated at events held onsite at Tyson facilities or through an external source across the country. We have also extended onsite vaccination to family members of employees as well as others living in their homes.
•Customers and Production – Our most significant impacts from COVID-19 relate to channel shifts and lower production. We are committed to doing our best to ensure the continuity of our business and the availability of our products to customers. Our production capabilities, including our large scale and geographic proximities, allow us to adapt some of our facilities to the changing demand. In addition, our production facilities experienced varying levels of production impacts, including reduced volumes, due to the implementation of additional worker health precautions and worker absenteeism.
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
•Overall Financial Condition – We continue to proactively manage the Company and its operations through the pandemic. The major challenge we face is the availability of team members to operate our production facilities as our production facilities are experiencing varying levels of absenteeism. We will continue to operate our production facilities with team member health and safety as a top priority. However, we cannot predict the ultimate impact that COVID-19 will have on our short- and long-term demand at this time, as it will depend on, among other things, the severity and duration of the COVID-19 pandemic. We generated $2,656 million of operating cash flows during the nine months ended July 3, 2021. At July 3, 2021, we had approximately $3,363 million of liquidity, which included availability under our revolving credit facility and $1,613 million of cash and cash equivalents. We have $1,566 million of current debt. Combined with the cash expected to be generated from the Company’s operations, we anticipate that we will maintain sufficient liquidity to operate our business, make capital expenditures, pay dividends and address other needs including our ability to meet maturing debt obligations.
Revision of Previously Issued Financial Statements
The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the revision of our previously reported consolidated condensed financial statements for the three and nine months ended June 27, 2020. For additional information and a detailed discussion of the revision, refer to Part I, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 1: Accounting Policies.

Strategy
Our strategy is to sustainably feed the world with the fastest growing protein brands. We intend to achieve our strategy as we: grow our business by delivering superior value to consumers and customers; deliver fuel for growth and returns through commercial, operational and financial excellence; and sustain our Company and our world for future generations.
•Disposition – In the second quarter of fiscal 2021, we initiated a plan to sell our pet treats business, which is included in our Prepared Foods segment. In the third quarter of fiscal 2021, we entered into a definitive agreement to sell the business for $1.2 billion in cash, subject to certain adjustments. The business had a net carrying value of approximately $411 million as of July 3, 2021, which included approximately $44 million of working capital consisting of inventory, accounts receivable and accounts payable, $17 million of property, plant and equipment and $350 million of goodwill. The transaction closed on July 6, 2021 and we anticipate recognizing a gain from the sale of this business in the fourth quarter of fiscal 2021.
General
Sales grew 25% in the third quarter and 8% in the first nine months of fiscal 2021 compared to the third quarter and first nine months of fiscal 2020, respectively, due to sales growth across each of our segments in the first nine months of fiscal 2021, partially offset by $225 million and $545 million in legal contingency accruals recognized as a reduction to Sales in the third quarter and first nine months of fiscal 2021, respectively. Our operating income of $2,487 million was up 22% for the first nine months of fiscal 2021 as strong results in our Beef and Prepared Foods segments were offset by a decline in the results of our Pork and Chicken segments. Operating income of $1,062 million for the third quarter of fiscal 2021 was up 37% as strong results in our Beef segment were offset by a decline in the results of our Chicken and Pork segments. In the nine months ended July 3, 2021, our results were impacted by $23 million of charges related to the relocation of a production facility in China. Results in the third quarter of fiscal 2021 were also impacted by $306 million of charges related to legal contingency accruals. In the nine months ended June 27, 2020, our results were impacted by $54 million of restructuring and related charges.
During the third quarter and first nine months of fiscal 2021, we incurred direct incremental expenses related to COVID-19 totaling approximately $55 million and $270 million, respectively, which were recorded in Cost of Sales in our Consolidated Condensed Statements of Income. During the third quarter of fiscal 2020, we incurred direct incremental expenses related to COVID-19 totaling approximately $340 million, of which approximately $315 million and $25 million were recorded in Cost of Sales and Selling, General and Administrative, respectively, in our Consolidated Condensed Statements of Income. These COVID-19 direct incremental expenses primarily included team member costs associated with worker health and availability, including direct costs for personal protection equipment, production facility sanitization, COVID-19 testing and vaccinations, donations, product downgrades, rendered product and certain professional fees, which was partially offset by the CARES Act credits. Due to the nature of these direct incremental COVID-19 expenses, our segments were primarily impacted based on their relative number of team members and the degree of production and worker availability disruptions they have experienced, and thus, our Beef segment incurred a greater proportion of the total costs. These direct incremental COVID-19 related costs exclude market related impacts that may have been driven in part by COVID-19, including such items as derivatives, deferred compensation investments, livestock lower-of-cost-or-net-realizable-value (“LCNRV”) adjustments and other market driven impacts to margin and demand. These costs also exclude incremental operating costs that have become part of our permanent cost structure as we continue to invest in our team members and their health and safety. Other indirect costs associated with COVID-19 are not reflected in these amounts, including costs associated with raw materials, distribution and transportation, plant underutilization and reconfiguration, premiums paid to cattle producers, and pricing discounts.
Market Environment
According to the United States Department of Agriculture (“USDA”), domestic protein production (beef, pork, chicken and turkey) increased 6% in the third quarter of fiscal 2021 compared to the same period in fiscal 2020, which was impacted heavily by the global pandemic. Each of our segments is experiencing improved foodservice demand and continued strength in our retail channels. We continue to monitor recent trade and tariff activity as well as COVID-19 and its potential impact to exports and input costs across all our segments. All segments experienced inflation in operating costs, especially in labor, freight and certain materials, and we expect this trend to continue through the remainder of fiscal 2021. Additionally, grain and feed ingredient costs have increased substantially, which impacts all of our segments. We pursue recovery of these increased costs through pricing. The Beef segment experienced strong global demand and ample supply of market-ready cattle. The Pork segment experienced strong global demand during the third quarter of fiscal 2021. The Chicken segment experienced strong demand relative to supply. The Prepared Foods segment experienced growth, but faced increased costs partially due to the impact of an inflationary environment and challenging labor and supply conditions during the third quarter of fiscal 2021.
Margins
Our total operating margin was 8.5% in the third quarter of fiscal 2021. Operating margins by segment were as follows:
•Beef – 22.6%
•Pork – 3.9%
•Chicken – (8.0)%
•Prepared Foods – 6.5%

in millions, except per share data	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income attributable to Tyson	$749	$526	$1,692	$1,407
Net income attributable to Tyson – per diluted share	2.05	1.44	4.63	3.85
Third quarter – Fiscal 2021 – Net income attributable to Tyson included the following items:
•$306 million pretax, or ($0.64) per diluted share, related to the recognition of legal contingency accruals.
•$4 million pretax, or ($0.01) per diluted share, related to the relocation of a production facility in China.
Nine months – Fiscal 2021 – Net income attributable to Tyson included the following items:
•$626 million pretax, or ($1.31) per diluted share, related to the recognition of legal contingency accruals.
•$6 million pretax, or $0.01 per diluted share, of Beef production facility fire insurance proceeds, net of costs incurred.
•$23 million pretax, or ($0.05) per diluted share, related to the relocation of a production facility in China.
Third quarter – Fiscal 2020 – Net income attributable to Tyson included the following items:
•$6 million pretax, or $0.01 per diluted share, due to a gain from pension plan termination.
•$15 million pretax, or $0.03 per diluted share, of Beef production facility fire insurance proceeds, net of costs incurred.
Nine months – Fiscal 2020 – Net income attributable to Tyson included the following items:
•$52 million pretax, or ($0.11) per diluted share, of restructuring and related charges.
•$116 million pretax, or $0.24 per diluted share, due to gains from pension plan terminations.
Summary of Results
Sales

in millions	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Sales	$12,478	$10,022	$34,238	$31,725
Change in sales volume	9.7%		0.1%
Change in average sales price	17.1%		9.5%
Sales growth	24.5%		7.9%
Third quarter – Fiscal 2021 vs Fiscal 2020
•Sales Volume – Sales were positively impacted by an increase in sales volume, which accounted for an increase of $925 million, driven by increased volumes in each of our segments primarily due to improved production throughput compared to the lower production throughput associated with the impact of COVID-19 during the comparable period in fiscal 2020.
•Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $1,756 million. The increase in average sales price was primarily attributable to favorable product mix and the pass through of increased raw material costs.
•The above change in average sales price for the third quarter of fiscal 2021 excludes a $225 million reduction of Sales from the recognition of legal contingency accruals.
Nine months – Fiscal 2021 vs Fiscal 2020
•Sales Volume - Sales were positively impacted by an increase in sales volume, which accounted for an increase of $40 million, from increased volumes in the third quarter of fiscal 2021 due to improved production throughput compared to lower production throughput associated with the impact of COVID-19 during the comparable period in fiscal 2020. Sales were further impacted by increased volumes in our Beef segment during the first quarter of fiscal 2021 compared to the reduction in production capacity as a result of a fire that caused the temporary closure of a production facility for the majority of the first quarter of fiscal 2020, which was partially offset by severe weather in the second quarter of fiscal 2021.
•Average Sales Price - Sales were positively impacted by higher average sales prices, which accounted for an increase of $3,018 million. The increase in average sales price was primarily attributable to favorable product mix and the pass through of increased raw material costs.
•The above change in average sales price for the nine months ended July 3, 2021 excludes a $545 million reduction of Sales from the recognition of legal contingency accruals.

Cost of Sales

in millions	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Cost of sales	$10,858	$8,709	$30,188	$27,951
Gross profit	$1,620	$1,313	$4,050	$3,774
Cost of sales as a percentage of sales	87.0%	86.9%	88.2%	88.1%
Third quarter – Fiscal 2021 vs Fiscal 2020
•Cost of sales increased $2,149 million. Higher sales volume increased cost of sales $821 million while higher input cost per pound increased cost of sales $1,328 million.
•The $1,328 million impact of higher input cost per pound was impacted by:
•Increase in live hog costs of approximately $390 million in our Pork segment.
•Increase of approximately $380 million in our Chicken segment related to net increases in feed ingredient costs, growout expenses and outside meat purchases.
•Increase in raw material and other input costs of approximately $160 million in our Prepared Foods segment.
•Increase in freight and transportation costs of approximately $120 million.
•Increase of approximately $81 million in our Chicken segment related to the recognition of legal contingency accruals.
•Increase in live cattle costs of approximately $70 million in our Beef segment.
•Increase of approximately $15 million in our Beef segment in the third quarter of fiscal 2020 related to insurance proceeds net of costs related to the fire at our production facility.
•Decrease of $285 million due to reduction in direct incremental expenses related to COVID-19.
•Decrease due to net derivative gains of $41 million in the third quarter of fiscal 2021, compared to net derivative losses of $12 million in the third quarter of fiscal 2020 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.
•Remaining increase in costs across all of our segments primarily driven by net impacts on average cost per pound from mix changes.
•The $821 million impact of higher sales volume was primarily driven by reduced sales volume in each of our segments due to lower production throughput associated with the impact of COVID-19 in the third quarter of fiscal 2020.
Nine months – Fiscal 2021 vs Fiscal 2020
•Cost of sales increased $2,237 million. Higher sales volume increased cost of sales $36 million while higher input cost per pound increased cost of sales $2,201 million.
•The $2,201 million impact of higher input cost per pound was impacted by:
•Increase in live hog costs of approximately $525 million in our Pork segment.
•Increase of approximately $620 million in our Chicken segment related to net increases in feed ingredient costs, growout expenses and outside meat purchases.
•Increase in raw material and other input costs of approximately $265 million in our Prepared Foods segment.
•Increase in freight and transportation costs of approximately $200 million.
•Increase of approximately $81 million in our Chicken segment related to the recognition of legal contingency accruals.
•Decrease in live cattle costs of approximately $270 million in our Beef segment.
•Decrease due to net derivative gains of $121 million for the first nine months of fiscal 2021, compared to net derivative losses of $69 million for the first nine months of fiscal 2020 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.
•Decrease of $70 million due to reduction in direct incremental expenses related to COVID-19.
•Remaining increase in costs across all of our segments primarily driven by net impacts on average cost per pound from mix changes as well as production inefficiencies due in part to the impact of COVID-19 in the first nine months of fiscal 2021.

•The $36 million impact of higher sales volume was primarily driven by increased volume in each of our segments in the third quarter of fiscal 2021 partially offset by decreased sales volume in each of our segments due to lower production throughput associated with the impact of COVID-19 in the first half of fiscal 2021 and severe weather in the second quarter of fiscal 2021.
Selling, General and Administrative

in millions	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Selling, general and administrative expense	$558	$540	$1,563	$1,728
As a percentage of sales	4.5%	5.4%	4.6%	5.4%
Third quarter – Fiscal 2021 vs Fiscal 2020
•Increase of $18 million in selling, general and administrative was primarily driven by:
•Increase of $20 million in marketing, advertising and promotion expenses.
•Increase of $10 million in professional fees.
•Decrease of $12 million in employee costs primarily from incentive-based compensation.
Nine months – Fiscal 2021 vs Fiscal 2020
•Decrease of $165 million in selling, general and administrative was primarily driven by:
•Decrease of $111 million from the change in the impact of a cattle supplier’s misappropriation of Company funds, resulting from a $55 million gain related to the recovery of cattle inventory in the nine months ended July 3, 2021 as compared to a $56 million loss recognized in the nine months ended June 27, 2020.
•Decrease of $66 million in marketing, advertising and promotion expenses.
•Decrease of $48 million from restructuring and related charges.
•Decrease of $25 million in donations.
•Decrease of $12 million in travel and entertainment expenses.
•Decrease of $10 million in commission and brokerage fees.
•Increase of $52 million in professional fees.
•Increase of $42 million in employee costs primarily from incentive-based compensation.
•Increase of $25 million in technology related costs.
Interest Expense

in millions	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Cash interest expense	$111	$127	$338	$372
Non-cash interest expense	(6)	(5)	(13)	(11)
Total interest expense	$105	$122	$325	$361
Third quarter and nine months – Fiscal 2021 vs Fiscal 2020
•Cash interest expense primarily included interest expense related to our senior notes and term loans, in addition to commitment fees incurred on our revolving credit facility. The decrease in cash interest expense in fiscal 2021 was primarily due to the change in outstanding commercial paper and $1 billion reduction in the Term Loan balance in fiscal 2021 as well as the settlement of the 2020 notes during fiscal 2020.
Effective Tax Rate

Three Months Ended		Nine Months Ended
July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
22.1%	20.9%	22.9%	22.6%
Third quarter and nine months – Fiscal 2021 vs Fiscal 2020
•Our effective income tax rate was 22.1% for the third quarter of fiscal 2021 compared to 20.9% for the same period of fiscal 2020, and the effective income tax rates for the first nine months of fiscal 2021 and 2020 were 22.9% and 22.6%, respectively. The effective tax rates for the third quarter and first nine months of fiscal 2021 and 2020 were increased by state taxes and decreased by various tax benefits.

Segment Results
We operate in four segments: Beef, Pork, Chicken, and Prepared Foods. The following table is a summary of sales and operating income (loss), which is how we measure segment profit.

in millions	Sales
	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Beef	$4,954	$3,653	$12,987	$11,470
Pork	1,715	1,115	4,631	3,760
Chicken	3,476	3,112	9,860	9,801
Prepared Foods	2,323	2,035	6,600	6,255
International/Other	488	402	1,444	1,365
Intersegment sales	(478)	(295)	(1,284)	(926)
Total	$12,478	$10,022	$34,238	$31,725

in millions	Operating Income (Loss)
	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Beef	$1,120	$649	$2,093	$1,114
Pork	67	107	250	391
Chicken	(279)	(120)	(489)	36
Prepared Foods	150	145	633	494
International/Other	4	(8)	—	11
Total	$1,062	$773	$2,487	$2,046
Beef Segment Results

in millions	Three Months Ended			Nine Months Ended
	July 3, 2021	June 27, 2020	Change	July 3, 2021	June 27, 2020	Change
Sales	$4,954	$3,653	$1,301	$12,987	$11,470	$1,517
Sales volume change			24.0%			6.6%
Average sales price change			11.6%			6.6%
Operating income	$1,120	$649	$471	$2,093	$1,114	$979
Operating margin	22.6%	17.8%		16.1%	9.7%
Third quarter and nine months – Fiscal 2021 vs Fiscal 2020
•Sales Volume – Sales volume increased during the third quarter of fiscal 2021 due to strong global demand and reduced production inefficiencies associated with COVID-19 compared to the third quarter of fiscal 2020. Sales volume increased for the first nine months of fiscal 2021 due to strong global demand and increased cattle processed in the third quarter of fiscal 2021 as compared to fiscal 2020, partially offset by the impacts associated with severe weather in the second quarter of fiscal 2021 and a challenging labor environment. Additionally, sales volume for the first nine months of fiscal 2021 was impacted by a fire, which caused the temporary closure of a production facility for the majority of the first quarter of fiscal 2020.
•Average Sales Price – Average sales price increased in the third quarter and first nine months of fiscal 2021 as demand for our beef products remained strong.
•Operating Income – Operating income increased in the third quarter and first nine months of fiscal 2021 due to strong demand as we continued to optimize revenues relative to live cattle supply, partially offset by production inefficiencies and a net increase in direct incremental expenses related to COVID-19 in the first nine months of fiscal 2021. Additionally, operating income in the first nine months of fiscal 2021 was impacted by a cattle supplier's misappropriation of Company funds, which resulted in a $55 million gain related to the recovery of cattle inventory as compared to a $56 million loss recognized in the first nine months of fiscal 2020.

Pork Segment Results

in millions	Three Months Ended			Nine Months Ended
	July 3, 2021	June 27, 2020	Change	July 3, 2021	June 27, 2020	Change
Sales	$1,715	$1,115	$600	$4,631	$3,760	$871
Sales volume change			14.5%			2.9%
Average sales price change			39.3%			20.3%
Operating income	$67	$107	$(40)	$250	$391	$(141)
Operating margin	3.9%	9.6%		5.4%	10.4%
Third quarter and nine months – Fiscal 2021 vs Fiscal 2020
•Sales Volume – Sales volume increased during the third quarter of fiscal 2021 due to strong global demand and reduced production inefficiencies associated with COVID-19 compared to the third quarter of fiscal 2020. Sales volume increased for the first nine months of fiscal 2021 due to strong global demand and increased live hogs processed in the third quarter of fiscal 2021 as compared to fiscal 2020, partially offset by the impacts of a challenging labor environment.
•Average Sales Price – Average sales price increased in the third quarter and first nine months of fiscal 2021 due to strong demand.
•Operating Income – Operating income decreased in the third quarter and first nine months of fiscal 2021 primarily due to lower hog supplies relative to industry capacity as well as production inefficiencies related to COVID-19 and a challenging labor environment, partially offset by a reduction in direct incremental expenses related to COVID-19 in the third quarter of fiscal 2021 as compared to fiscal 2020. Additionally, operating income in the third quarter and first nine months of fiscal 2021 was impacted by approximately $45 million and $115 million, respectively, of incremental net derivative losses as compared to the third quarter and first nine months of fiscal 2020.
Chicken Segment Results

in millions	Three Months Ended			Nine Months Ended
	July 3, 2021	June 27, 2020	Change	July 3, 2021	June 27, 2020	Change
Sales	$3,476	$3,112	$364	$9,860	$9,801	$59
Sales volume change			3.3%			(2.4)%
Average sales price change			15.6%			8.5%
Operating income (loss)	$(279)	$(120)	$(159)	$(489)	$36	$(525)
Operating margin	(8.0)%	(3.9)%		(5.0)%	0.4%
Third quarter and nine months – Fiscal 2021 vs Fiscal 2020
•Sales Volume – Sales volume increased during the third quarter of fiscal 2021 primarily due to increased demand in the foodservice channel and reduced production inefficiencies associated with COVID-19 compared to the third quarter of fiscal 2020. Sales volume decreased during the first nine months of fiscal 2021 from the impact of lower production throughput associated with COVID-19, disruptions due to severe weather in the second quarter of fiscal 2021, decline in hatch rate and a challenging labor environment, partially offset by increased demand.
•Average Sales Price – Average sales price increased in the third quarter and first nine months of fiscal 2021 due to favorable sales mix and inflationary market conditions. The change in average sales price for the three and nine months ended July 3, 2021 excludes a $225 million and $545 million reduction of Sales, respectively, from the recognition of legal contingency accruals.
•Operating Income (Loss) – Operating loss increased during the third quarter of fiscal 2021 primarily due to a $306 million loss from the recognition of legal contingency accruals and $270 million of higher feed ingredient costs, partially offset by $125 million of incremental net derivative gains as compared to the third quarter of fiscal 2020. Operating income decreased during the first nine months of fiscal 2021 primarily due to a $626 million loss from the recognition of legal contingency accruals, $410 million of higher feed ingredient costs as compared to fiscal 2020, production inefficiencies related to COVID-19, decline in hatch rate and disruptions due to severe weather, partially offset by reduced direct incremental expense associated with COVID-19 and $235 million of incremental net derivative gains as compared to the first nine months of fiscal 2020.

Prepared Foods Segment Results

in millions	Three Months Ended			Nine Months Ended
	July 3, 2021	June 27, 2020	Change	July 3, 2021	June 27, 2020	Change
Sales	$2,323	$2,035	$288	$6,600	$6,255	$345
Sales volume change			4.5%			(3.0)%
Average sales price change			9.7%			8.5%
Operating income	$150	$145	$5	$633	$494	$139
Operating margin	6.5%	7.1%		9.6%	7.9%
Third quarter and nine months – Fiscal 2021 vs Fiscal 2020
•Sales Volume – Sales volume increased during the third quarter of fiscal 2021 primarily due to increased demand in the foodservice channel and sustained retail demand as well as reduced production throughput disruptions associated with COVID-19 compared to the third quarter of fiscal 2020. Sales volume decreased during the first nine months of fiscal 2021 driven by reduced foodservice demand in the first half of fiscal 2021, lower production throughput partially associated with a challenging labor and supply environment and the impact of severe weather in the second quarter of fiscal 2021, partially offset by strong demand in the retail sales channel.
•Average Sales Price – Average sales price increased in the third quarter and first nine months of fiscal 2021 due to favorable product mix and the passthrough of increased raw material costs.
•Operating Income – Operating income increased slightly in the third quarter of fiscal 2021 primarily due to favorable pricing and product mix and the reduction of direct incremental expenses related to COVID-19 compared to the third quarter of fiscal 2020, which was offset by $160 million of increased raw materials costs as compared to the third quarter of fiscal 2020. Operating income increased during the first nine months of fiscal 2021 due to lower commercial spend as well as favorable pricing and product mix partially offset by increased operating costs, including a $265 million increase in raw material costs during the first nine months of fiscal 2021, as well as production inefficiencies due in part to the impact of a challenging labor and supply environment along with the impact of severe weather in the second quarter of fiscal 2021. Additionally, operating income in the third quarter and first nine months of fiscal 2021 was impacted by $15 million and $60 million, respectively, of incremental net derivative gains as compared to the third quarter and first nine months of fiscal 2020.
International/Other Results

in millions	Three Months Ended			Nine Months Ended
	July 3, 2021	June 27, 2020	Change	July 3, 2021	June 27, 2020	Change
Sales	$488	$402	$86	$1,444	$1,365	$79
Operating income (loss)	4	(8)	12	$—	$11	$(11)
Third quarter and nine months – Fiscal 2021 vs Fiscal 2020
•Sales – Sales increased during the third quarter and first nine months of fiscal 2021 due to increased pricing from favorable product mix.
•Operating Income (Loss) – Operating income increased during the third quarter of fiscal 2021 primarily due to reduced raw materials costs. Operating income decreased in the first nine months of fiscal 2021 primarily due to a $23 million charge related to the relocation of a production facility in China.
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

Cash Flows from Operating Activities

in millions	Nine Months Ended
	July 3, 2021	June 27, 2020
Net income	$1,702	$1,414
Non-cash items in net income:
Depreciation and amortization	906	876
Deferred income taxes	(3)	12
Other, net	72	(7)
Net changes in operating assets and liabilities	(21)	413
Net cash provided by operating activities	$2,656	$2,708
•Cash flows associated with net changes in operating assets and liabilities for the nine months ended:
•July 3, 2021 – Decreased primarily from increased accounts receivable and inventories, offset by increased accounts payable and legal accruals. The increase in accounts receivable is largely due to the timing of sales. The increase in inventory is primarily due to increased raw material and grain costs. The increase in accounts payable is due to the timing of payments. The increase in legal accruals is due primarily to legal contingencies recorded during fiscal 2021.
•June 27, 2020 – Increased primarily from decreased inventory and accounts receivable and increased taxes payable, partially offset by decreased accounts payable. The changes in the inventory, accounts receivable and accounts payable are largely due to timing of payments and sales. The increase in taxes payable is primarily due to timing of payments, in large part as a result of the extension of tax payment due dates in response to COVID-19.
Cash Flows from Investing Activities

in millions	Nine Months Ended
	July 3, 2021	June 27, 2020
Additions to property, plant and equipment	$(859)	$(907)
Proceeds from sale of (purchases of) marketable securities, net	(2)	(18)
Proceeds from sale of business	—	29
Acquisition of equity investments	(44)	(183)
Other, net	122	(64)
Net cash used for investing activities	$(783)	$(1,143)
•Additions to property, plant and equipment included spending for production growth, safety and animal well-being, acquiring new equipment, infrastructure replacements and upgrades to maintain competitive standing and position us for future opportunities. We expect capital spending for fiscal 2021 to be approximately $1.3 billion.
•Acquisition of equity investments for fiscal 2021 related to the purchase of a 49% minority interest in a Malaysian producer of feed and poultry products, and for fiscal 2020, included the purchases of a 40% interest in a vertically integrated Brazilian poultry producer and a 50% interest in a joint venture serving the worldwide fats and oils market.
•Other, net for the first nine months of fiscal 2021 and the first nine months of fiscal 2020 primarily included changes in deposits for capital expenditures and the receipt of $69 million related to split-dollar life insurance proceeds.
Cash Flows from Financing Activities

in millions	Nine Months Ended
	July 3, 2021	June 27, 2020
Proceeds from issuance of debt	$573	$1,589
Payments on debt	(1,608)	(485)
Borrowings on revolving credit facility	—	1,210
Payments on revolving credit facility	—	(1,280)
Proceeds from issuance of commercial paper	—	14,318
Repayments of commercial paper	—	(15,317)
Purchases of Tyson Class A common stock	(50)	(200)
Dividends	(477)	(451)
Stock options exercised	33	29
Other, net	(13)	(7)
Net cash used for financing activities	$(1,542)	$(594)

•During the first nine months of fiscal 2021, proceeds of $573 million from issuance of debt included $500 million of proceeds from the issuance of a term loan facility due March 2023.
•On March 27, 2020, we executed a $1.5 billion term loan facility to repay our commercial paper, repay outstanding balances under our revolving credit facility and for general liquidity purposes. On April 1, 2020, we borrowed the full $1.5 billion available under the term loan facility and used it to repay the $1.0 billion of outstanding commercial paper obligations and to repay the $200 million outstanding balance under the revolving credit facility. During the first nine months of fiscal 2021, we extinguished the $1.5 billion outstanding balance of our term loan facility using proceeds received from the issuance of debt and cash on hand.
•On July 23, 2021, subsequent to the end of our third quarter of fiscal 2021, we redeemed all of our 2.25% Senior Notes due August 2021 using cash on hand at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest as of the redemption date. At July 3, 2021, the outstanding principal amount was $500 million.
•During the first nine months of fiscal 2020, we extinguished the $350 million outstanding balance of our senior notes due June 2020 using cash on hand.
•During the first nine months of fiscal 2020, the net impact from our commercial paper activity was not significant.
•Purchases of Tyson Class A stock included $150 million of shares repurchased pursuant to our share repurchase program during the nine months ended June 27, 2020 and $50 million of shares repurchased to fund certain obligations under our equity compensation programs during each of the nine months ended July 3, 2021, and June 27, 2020.
•Dividends paid during the nine months ended July 3, 2021 reflected a 6% increase to our fiscal 2020 quarterly dividend rate.
Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available at July 3, 2021
Cash and cash equivalents					$1,613
Short-term investments					—
Term loan facility	March 2023	$500	$—	$500	—
Revolving credit facility	March 2023	$1,750	$—	$—	1,750
Commercial paper					—
Total liquidity					$3,363
•Liquidity includes cash and cash equivalents, short-term investments and availability under our revolving credit and term loan facilities, less outstanding commercial paper balance.
•At July 3, 2021, we had current debt and accrued legal contingencies of $1,566 million and $652 million, respectively, which we intend to pay with cash generated from our operating activities and other existing or new liquidity sources.
•The revolving credit facility supports our short-term funding needs and also serves to backstop our commercial paper program. We had no borrowings under the revolving credit facility during the nine months ended July 3, 2021.
•We expect net interest expense to approximate $420 million for fiscal 2021.
•Our current ratio was 1.5 to 1 at July 3, 2021 and 1.8 to 1 at October 3, 2020.
•At July 3, 2021, approximately $380 million of our cash was held in the accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. We manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. We intend to repatriate excess cash (net of applicable withholding taxes) not subject to regulatory requirements and to indefinitely reinvest outside of the United States the remainder of cash held by foreign subsidiaries. We do not expect the regulatory restrictions or taxes on repatriation to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.
•Subsequent to the third quarter of fiscal 2021, a fire impacted operations at our Hanceville, Alabama rendering facility. Although we currently do not believe the fire will have a material impact on our consolidated condensed financial statements or our liquidity, we continue to evaluate its impact.

Capital Resources
Credit and Term Loan Facilities
Cash flows from operating activities and cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $1.75 billion, to provide additional liquidity for working capital needs and to backstop our commercial paper program. Additionally, we have a $500 million committed term loan facility which was fully drawn as of July 3, 2021. At July 3, 2021, amounts available for borrowing under our revolving credit and term loan facilities totaled $1.75 billion. Our revolving credit facility is funded by a syndicate of 20 banks, with commitments ranging from $30 million to $204 million per bank.
Commercial Paper Program
Our commercial paper program provides a low-cost source of borrowing to fund general corporate purposes including working capital requirements. The maximum borrowing capacity under the commercial paper program is $1 billion. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. As of July 3, 2021, we had no commercial paper outstanding under this program. Our ability to access commercial paper in the future may be limited or its costs increased.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At July 3, 2021, and October 3, 2020, the ratio of our net debt to EBITDA was 1.9x and 2.3x, respectively. Refer to Part I, Item 3, EBITDA Reconciliations, for an explanation and reconciliation to comparable Generally Accepted Accounting Principles (“GAAP”) measures.
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
We were in compliance with all debt covenants at July 3, 2021 and we expect that we will maintain compliance for the foreseeable future.
RECENTLY ISSUED/ADOPTED ACCOUNTING PRONOUNCEMENTS
Refer to the discussion of recently issued/adopted accounting pronouncements under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies.

CRITICAL ACCOUNTING ESTIMATES
We consider accounting policies related to: contingent liabilities; revenue recognition; accrued self-insurance; defined benefit pension plans; impairment of long-lived assets and definite life intangibles; impairment of goodwill and indefinite life intangible assets; business combinations; and income taxes to be critical accounting estimates. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 3, 2020, as amended. Refer to Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies, for updates to our significant accounting policies during the nine months ended July 3, 2021. These critical accounting policies require us to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes. We have considered the impact of the global COVID-19 pandemic on our consolidated condensed financial statements. In addition to the COVID-19 impacts we have already experienced, and continue to experience, there are likely to be future impacts, the extent of which is uncertain and largely subject to whether the severity worsens or duration lengthens. These impacts could include but may not be limited to risks and uncertainty related to worker availability, our ability to operate production facilities, demand-driven production facility closures, shifts in demand between sales channels and market volatility in our supply chain. Consequently, this may subject us to future risk of material goodwill, intangible and long-lived asset impairments, increased reserves for uncollectible accounts, and adjustments for inventory and market volatility for items subject to fair value measurements such as derivatives and investments.
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

Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) the COVID-19 global pandemic and associated responses thereto have had an adverse impact on our business and operations, and the extent that the COVID-19 pandemic continues to impact us will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the speed and effectiveness of vaccine and treatment developments and their deployment, and public adoption rates of COVID-19 vaccines and their effectiveness against emerging variants of COVID-19, including the Delta variant; (ii) our ability to make effective acquisitions or joint ventures and successfully integrate newly acquired businesses into existing operations; (iii) the effectiveness of our financial fitness program; (iv) the implementation of an enterprise resource planning system; (v) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (vi) cyber incidents, security breaches or other disruptions of our information technology systems; (vii) risks associated with our failure to consummate favorable acquisition transactions or integrate certain acquisitions' operations; (viii) the Tyson Limited Partnership’s ability to exercise significant control over the Company; (ix) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (x) market conditions for finished products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (xi) outbreak of a livestock disease (such as African swine fever (ASF), avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an adverse effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to access certain domestic and foreign markets; (xii) changes in consumer preference and diets and our ability to identify and react to consumer trends; (xiii) effectiveness of advertising and marketing programs; (xiv) significant marketing plan changes by large customers or loss of one or more large customers; (xv) our ability to leverage brand value propositions; (xvi) changes in availability and relative costs of labor and contract farmers and our ability to maintain good relationships with team members, labor unions, contract farmers and independent producers providing us livestock; (xvii) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (xviii) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws; (xix) adverse results from litigation; (xx) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xxi) impairment in the carrying value of our goodwill or indefinite life intangible assets; (xxii) our participation in multiemployer pension plans; (xxiii) volatility in capital markets or interest rates; (xxiv) risks associated with our commodity purchasing activities; (xxv) the effect of, or changes in, general economic conditions; (xxvi) impacts on our operations caused by factors and forces beyond our control, such as natural disasters, fire, bioterrorism, pandemics or extreme weather; (xxvii) failure to maximize or assert our intellectual property rights; (xxviii) effects related to changes in tax rates, valuation of deferred tax assets and liabilities, or tax laws and their interpretation; (xxix) the effectiveness of our internal control over financial reporting, including identification of additional material weaknesses; and (xxx) those factors discussed within Item 1, Item 1A and Item 7 of our Annual Report on Form 10-K for the year ended October 3, 2020, as amended, and our other periodic filings with the SEC.
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

Commodities Risk
We purchase certain commodities, such as grains and livestock in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily forwards and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. We generally do not hedge anticipated transactions beyond 18 months. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of July 3, 2021, and October 3, 2020, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted forward and option prices. The market risk exposure analysis included both derivatives designated as hedge instruments and derivatives not designated as hedge instruments.

Effect of 10% change in fair value		in millions
	July 3, 2021	October 3, 2020
Livestock:
Live Cattle	$40	$24
Lean Hogs	34	19
Grain:
Corn	34	23
Soybean Meal	44	28
Interest Rate Risk
At July 3, 2021, we had variable rate debt of $512 million with a weighted average interest rate of 0.9%. A hypothetical 10% increase in interest rates effective at July 3, 2021, and October 3, 2020, would not have a significant effect on variable interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At July 3, 2021, we had fixed-rate debt of $9,840 million with a weighted average interest rate of 4.4%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $156 million at July 3, 2021, and $108 million at October 3, 2020. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
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
Foreign Currency Risk
We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Australian dollar, the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Malaysian ringgit, the Mexican peso, and the Thai baht. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates related to the foreign exchange forward and option contracts would have had an $12 million and $54 million impact on pretax income at July 3, 2021, and October 3, 2020 respectively.
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

EBITDA Reconciliations
A reconciliation of net income to EBITDA is as follows (in millions, except ratio data):

	Nine Months Ended		Fiscal Year Ended	Twelve Months Ended
	July 3, 2021	June 27, 2020	October 3, 2020	July 3, 2021

Net income	$1,702	$1,414	$2,071	$2,359
Less: Interest income	(6)	(9)	(10)	(7)
Add: Interest expense	325	361	485	449
Add: Income tax expense	504	413	593	684
Add: Depreciation	697	662	900	935
Add: Amortization (a)	198	204	278	272
EBITDA	$3,420	$3,045	$4,317	$4,692

Total gross debt			$11,339	$10,352
Less: Cash and cash equivalents			(1,420)	(1,613)
Less: Short-term investments			—	—
Total net debt			$9,919	$8,739

Ratio Calculations:
Gross debt/EBITDA			2.6x	2.2x
Net debt/EBITDA			2.3x	1.9x
(a) Excludes the amortization of debt issuance and debt discount expense of $11 million for the nine months ended July 3, 2021, $10 million for the nine months ended June 27, 2020, $14 million for the fiscal year ended October 3, 2020, and $15 million for the twelve months ended July 3, 2021 as it is included in interest expense.
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
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the CEO and CFO have concluded that, solely due to the material weakness in our internal control over financial reporting previously disclosed in our Amended Annual Report on Form 10-K/A as of October 3, 2020, our disclosure controls and procedures were not effective as of October 3, 2020 or as of July 3, 2021.
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
Other than the remediation efforts noted above, in the third quarter ended July 3, 2021, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.Legal Proceedings
Refer to the description of the “Broiler Antitrust Civil Litigation”, the consolidated class action relating to labor rates brought by plaintiffs for themselves and on behalf of a putative class of non-supervisory production and maintenance employees at chicken processing plants in the continental United States, and the In re Broiler Chicken Grower Litigation matter under the heading “Contingencies” in Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 16: Commitments and Contingencies, which discussion is incorporated herein by reference. Other than as set forth below and in our Annual Report on Form 10-K for the fiscal year ended October 3, 2020, as amended, there are no additional updates to the legal proceedings involving the Company and/or its subsidiaries.
On December 19, 2019, Olean Wholesale Grocery Cooperative, Inc. and John Gross and Company, Inc., acting on behalf of themselves and a putative class of all persons and entities who purchased turkey directly from a defendant or alleged co-conspirator during the class period of January 1, 2010 to January 1, 2017, filed a class action against us, turkey suppliers, and Agri Stats, Inc. in the United States District Court for the Northern District of Illinois. The plaintiffs allege, among other things, that the defendants entered into an agreement to exchange competitively sensitive information regarding turkey supply, production and pricing plans, all with the intent to artificially inflate the price of turkey, in violation of the Sherman Act. Plaintiffs are seeking treble damages, pre- and post-judgment interest, costs and attorneys’ fees on behalf of the putative class. On April 13, 2020, Sandee's Catering filed a similar complaint in the United States District Court for the Northern District of Illinois on behalf of itself and a putative class of all commercial and institutional indirect purchasers of turkey that purchased directly from a defendant or alleged co-conspirator during the class period of January 1, 2010 to January 1, 2017, alleging claims based on the Sherman Act and various state law causes of action. The plaintiffs are seeking treble damages, pre- and post-judgment interest, costs, and attorneys' fees on behalf of the putative class. We moved to dismiss the complaints, and in decisions on October 19 and 26, 2020, the court partially denied the motions. In April 2021, we reached agreement to settle all claims with the putative direct purchaser class for $4.625 million and with the putative commercial and institutional indirect purchaser class for $1.75 million. On May 25, 2021, the Court granted preliminary approval of the settlement with the putative direct purchaser class and on July 26, 2021, the court granted preliminary approval of the settlement with the putative commercial and institutional indirect purchaser class. While we do not admit any liability as part of the settlements, we believe that the settlements were in the best interests of the Company and its shareholders in order to avoid the uncertainty, risk, expense and distraction of protracted litigation.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the three months ended July 3, 2021.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 4, 2021 to May 1, 2021	73,380	$76.96	—	18,851,028
May 2, 2021 to June 5, 2021	94,647	79.38	—	18,851,028
June 6, 2021 to July 3, 2021	36,630	76.99	—	18,851,028
Total	204,657	$78.08	—	18,851,028
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
(2)We purchased 204,657 shares during the three months ended July 3, 2021 that were not made pursuant to our previously announced stock repurchase program but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 195,724 shares purchased in open market transactions and 8,933 shares withheld to cover required tax withholdings related to the vesting of restricted stock. Shares withheld to cover required tax withholdings related to the vesting of restricted stock do not reduce our total share repurchase authority.
(3)Shares purchased during the three months ended July 3, 2021 pursuant to our previously announced stock repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not Applicable.
Item 5.Other Information
None.

Item 6.Exhibits
The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibit No.		Exhibit Description

10.1	*
Employment Agreement, effective as of June 2, 2021, by and between the Company and Donnie King (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 2, 2021, and incorporated herein by reference).

31.1	**	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following information from our Quarterly Report on Form 10-Q for the quarter ended July 3, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Shareholders' Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104		Cover Page Interactive Data File formatted in iXBRL.

	*	Indicates a management contract or compensatory plan or arrangement.
	**	Filed herewith
	***	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: August 9, 2021	/s/ Stewart Glendinning
Stewart Glendinning
Executive Vice President and Chief Financial Officer

Date: August 9, 2021	/s/ Phillip W. Thomas
Phillip W. Thomas
Vice President, Controller and Chief Accounting Officer