Form 10-K
period 2021-10-02
TYSON FOODS, INC.
filed 2021-11-15
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the fiscal year ended	October 2, 2021

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On April 3, 2021, the aggregate market value of the registrant’s Class A Common Stock, $0.10 par value ("Class A stock"), and Class B Common Stock, $0.10 par value ("Class B stock"), held by non-affiliates of the registrant was $21,593,988,086 and $775,279, respectively. Class B stock is not publicly listed for trade on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis, so the market value was calculated based on the market price of Class A stock.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 30, 2021.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value ("Class A stock")	294,770,832
Class B Common Stock, $0.10 Par Value ("Class B stock")	70,010,355
INCORPORATION BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held February 10, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
GENERAL
Tyson Foods, Inc. and its subsidiaries (collectively, the “Company,” “we,” “us,” “our,” “Tyson Foods” or “Tyson”) (NYSE: TSN) is one of the world’s largest food companies and a recognized leader in protein. Founded in 1935 by John W. Tyson and grown under three generations of family leadership, the Company has a broad portfolio of products and brands including Tyson®, Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, Aidells®, ibp® and State Fair®. Tyson Foods innovates continually to make protein more sustainable, tailor food for everywhere it’s available and raise the world’s expectations for how much good food can do. Headquartered in Springdale, Arkansas, the Company had approximately 137,000 employees (“team members”) on October 2, 2021. Through our Core Values, Tyson Foods is a company of people engaged in the production of food, seeking to pursue trust and integrity, and committed to creating value for our shareholders, our customers, our team members and our communities. We strive to be honorable and operate with integrity, be faith-friendly and inclusive, serve as stewards of the resources entrusted to us and provide a safe work environment. Some of the key factors influencing our business are customer demand for our products; the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace; accessibility of international markets; market prices for our products; the cost and availability of live cattle and hogs, raw materials and feed ingredients; availability of team members to operate our production facilities; and operating efficiencies of our facilities.
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
As part of our commitment to innovation and growth, we have a subsidiary focused on investing in companies developing breakthrough technologies, business models and products to sustainably feed a growing world population. Tyson New Ventures, LLC is used to broaden our exposure to innovative, new forms of protein and ways of sustainably producing food to complement the Company's continuing investments in innovation in our core Beef, Pork, Chicken and Prepared Foods businesses.
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
Beef
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
Pork
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
Chicken
The primary raw materials used in our domestic chicken operations are corn and soybean meal used as feed and live chickens raised primarily by independent contract farmers. Our vertically-integrated chicken process begins with the grandparent breeder flocks and ends with broilers for processing. Breeder flocks (i.e., grandparents) are raised to maturity in grandparent growing and laying farms where fertile eggs are produced. Fertile eggs are incubated at the grandparent hatchery and produce pullets (i.e., parents). Pullets are raised to 20 weeks of age, sent to breeder houses, and the resulting eggs are sent to our hatcheries. Once chicks have hatched, they are sent to broiler farms. There, contract farmers care for and raise the chicks according to our standards, with advice from our technical service personnel, until the broilers reach the desired processing weight. Adult chickens are transported to processing facilities where they are harvested and converted into finished products, which are then sent to distribution centers and delivered to customers.
We operate feed mills to produce scientifically-formulated feeds. In fiscal 2021, corn, soybean meal and other feed ingredients were major production costs, representing roughly 59% of our cost of growing a live chicken domestically. In addition to feed ingredients to grow the chickens, we use cooking ingredients, packaging materials and cryogenic agents. We believe our sources of supply for these materials are adequate for our present needs, and we do not anticipate any difficulty in acquiring these materials in the future.
While we produce nearly all our inventory of breeder chickens and live broilers, we also purchase ice-packed or deboned chicken to meet production and sales requirements.
Prepared Foods
The primary raw materials used in our prepared foods operations are commodity-based raw materials, including beef, pork, chicken, turkey, flour, vegetables, cheese, eggs, seasonings and other cooking ingredients. Some of these raw materials are provided by our other segments, while others may be purchased from numerous suppliers and manufacturers. We believe the sources of supply of raw materials are adequate for our present needs.

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
CUSTOMERS
Walmart Inc. accounted for 18.3% of our fiscal 2021 consolidated sales. Sales to Walmart Inc. were included in all of our segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations. No other single customer or customer group represented more than 10% of fiscal 2021 consolidated sales.
COMPETITION
Our food products compete with those of other food producers and processors and certain prepared food manufacturers. Additionally, our food products compete in markets around the world. We seek to achieve a leading market position for our products via our principal marketing and competitive strategy, which includes:
•identifying target markets for value-added products;
•concentrating production, sales and marketing efforts to appeal to and enhance demand from those markets; and
•utilizing our national distribution systems and customer support services.
Past efforts indicate customer demand can be increased and sustained through application of our marketing strategy, as supported by our distribution systems. The principal competitive elements are price, product safety and quality, brand identification, innovation, breadth and depth of product offerings, availability of products, customer service and credit terms.
FOREIGN OPERATIONS
We sold products in approximately 140 countries in fiscal 2021. Major sales markets include Australia, Canada, Central America, Chile, China, the European Union, the United Kingdom, Japan, Mexico, Malaysia, the Middle East, South Korea, Taiwan and Thailand. We have the following foreign operations:
•Cobb-Vantress, a chicken breeding stock subsidiary, has business interests in Argentina, Brazil, China, Colombia, the Dominican Republic, India, the Netherlands, New Zealand, Peru, the Philippines, Spain, Turkey, and the United Kingdom.
•Tyson Asia-Pacific, consists of vertically-integrated chicken production operations in Thailand, multi-protein further-processing operations in Malaysia, a beef production operation in Australia, and joint venture interests in two non-consolidated poultry businesses in Malaysia.
•Tyson China-Korea, with locations in China and South Korea, consists of vertically-integrated chicken production operations, multi-protein further-processing operations, and a joint venture interest in a non-consolidated chicken processing business. Tyson China also sells beef, pork, and prepared foods products imported from Tyson production facilities in the United States and other global operations.
•Tyson Europe, sells chicken products throughout the United Kingdom and Europe produced from our other global operations and co-packer arrangements, and has a chicken further processing operation in the Netherlands.
•Vibra Agroindustrial S.A., a joint venture in Brazil in which we have a minority interest, is a vertically-integrated chicken processing business.
•Godrej Tyson Foods, a joint venture in India in which we have a minority interest, is primarily a chicken processing business.
•Tyson Mexico Trading Company, a Mexican subsidiary, sells chicken products primarily from our U.S. operations and co-packer arrangements.
We continue to evaluate growth opportunities in foreign locations. Additional information regarding export sales and long-lived assets located in foreign locations is set forth in Part II, Item 8, Notes to Consolidated Financial Statements, Note 18: Segment Reporting.
RESEARCH AND DEVELOPMENT
We conduct continuous research and development activities to improve product development, to automate manual processes in our processing facilities and grow-out operations, and to improve chicken breeding stock. With regards to our domestic food products we have two primary research and development locations, our Discovery Center in Springdale, Arkansas, and an Innovation Center located in Downers Grove, Illinois. The centers include more than 80,000 square feet of United States Department of Agriculture (“USDA”) pilot plant space, two consumer sensory and focus group areas, two packaging labs and 25 research kitchens. The centers enable us to bring new market-leading retail and foodservice products to the customer quickly and efficiently. Additionally, we have a Manufacturing Automation Center in Springdale, Arkansas, designed to grow the development of new manufacturing solutions and to enhance team member training on new technology. Further, we have research and development capabilities located in several international locations where we operate.

ENVIRONMENTAL REGULATION AND FOOD SAFETY
Environmental Regulation
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
Food Safety
We work to ensure our products meet high standards of food safety and quality. In addition to our own internal Food Safety and Quality Assurance oversight and review, our beef, pork, chicken, and prepared foods products are subject to inspection, primarily by the USDA and the United States Food and Drug Administration (“FDA”). We also participate in the USDA's Hazard Analysis and Critical Control Points (“HACCP”) program or FDA's Hazard Analysis and Risk-Based Prevention Controls (“HARPC”) program as applicable and are subject to the Sanitation Standard Operating Procedures and the Public Health Security and Bioterrorism Preparedness and Response Act of 2002. Additionally, our foreign operations are subject to various other food safety and quality assurance oversight and review.
Greenhouse Gas Emissions
Congress, the United States Environmental Protection Agency, some states and non-U.S. governments continue to consider various options to control greenhouse gas emissions. It is unclear at this time what options, if any, will be finalized, and whether such options would have a direct impact on the Company. Although we have not incurred significant costs or capital expenditures, due to continuing uncertainty surrounding this issue it is premature to speculate on the specific nature of impacts that imposition of greenhouse gas emission controls would have on us and whether such impacts would have a material adverse effect.
Tyson closely monitors developments in this area, and voluntarily sets goals to reduce greenhouse gas emissions in accordance with the Science Based Targets initiative (SBTi) criteria. We continue to evaluate the plans and associated costs of achieving our greenhouse gas emission reduction goals.
Sustainability
We have aligned our business priorities with our sustainability strategy by empowering people, conserving natural resources and innovating smart, responsible agriculture. We strive to empower people by being a transparent people-first business that values inclusion and equal opportunity, investing in communities, fighting hunger and empowering our team. We aim to conserve natural resources by conserving water, reducing greenhouse gas emissions, minimizing manufacturing and food waste and designing and using packaging that is reusable, recyclable or compostable. Additionally, we undertake efforts to innovate smart, responsible agriculture by cultivating a food system that prioritizes sustainable agriculture in our global supply chain through land stewardship, animal welfare, education, transparency and traceability.
We have also partnered with World Resources Institute to assess water risk and develop a water stewardship strategy, completed construction of Tyson Foods Center for Sustainable Broiler Research, announced our global forest protection standard following deforestation risk assessment and achieved a 7.7% reduction in water use against a 2015 baseline year. Additionally, we established sustainability governance and oversight through the Governance and Nominating Committee of our Board of Directors. This Committee advises the Board on matters relating to corporate responsibility and sustainability, including environmental, social and governance matters affecting the Company. It also oversees the Company’s key programs and oversees and reviews, at least annually, the Company’s integration of sustainability principles into our business strategy and decision making.
HUMAN CAPITAL MANAGEMENT
Employees and Labor Relations
As of October 2, 2021, we employed approximately 137,000 team members. Approximately 120,000 team members were employed in the United States, of whom approximately 114,000 were employed at production facilities, and approximately 17,000 team members were employed in other countries, primarily in Thailand and China. For fiscal 2021, our domestic workforce experienced a 3% decrease in retention rate from fiscal 2020. Approximately 33,000 team members in the United States were subject to collective bargaining agreements with various labor unions, with approximately 8% of those team members at locations either under negotiation for contract renewal or included under agreements expiring in fiscal 2022. The remaining agreements expire over the next several years. Approximately 5,000 team members in other countries were subject to collective bargaining agreements. We believe our overall relations with our workforce are good.

Health and Safety
We maintain a safety culture grounded on the premise of eliminating workplace incidents, risks and hazards. We created and implemented processes to help eliminate safety events by reducing their frequency and severity. We also review and monitor our safety performance closely. Our goal is to reduce Occupational Safety and Health Administration (“OSHA”) recordable incidents by 10% year over year. During fiscal 2021, our recordable incident rate declined 1% compared to fiscal 2020. As an expansion of our We Care workplace safety program and continued efforts to boost the overall health and wellness of our workforce, we continue to pilot health clinics near our production facilities, giving team members and their families easier access to high-quality healthcare. In response to the global novel coronavirus pandemic (“COVID-19” or “pandemic”) and its related variants, we implemented and continue to implement various safety measures in all of our facilities. To protect our team members, their families and our communities, we require our team members in the U.S. to be fully vaccinated against COVID-19. We also expanded our medical team with the addition of a Chief Medical Officer position and created over 200 nurse and administrative support staff positions to assist our efforts to protect frontline team members during the COVID-19 pandemic while also enhancing our culture of health, safety and wellness. In addition, we partnered with third-party experts to assist in our efforts to educate our U.S. team members about COVID-19 vaccines, provide our U.S. team members, their families and members of their household access to COVID-19 vaccines and case assessment of team members and their families affected by the pandemic.
Diversity, Equity and Inclusion
We embrace the diversity of our team members, customers, stakeholders and consumers, including their unique backgrounds, experiences, perspectives and talents. Everyone is valued and appreciated for their distinct contributions to the growth and sustainability of our business. We strive to cultivate a culture and vision that supports diversity, equity and inclusion in our community and enhances our ability to recruit, develop and retain diverse talent at every level. In fiscal 2021, we appointed our first Chief Equity, Inclusion and Diversity Officer and established a company-wide Diversity, Equity and Inclusion Council. We worked to build a highly engaged team by improving the recruitment, retention and advancement of diverse team members year over year. In fiscal 2021, we reorganized our Business Resource Groups (or “BRGs”) and added three new BRGs: African Ancestry Alliance, Asians & Allies and LatinX. In fiscal 2021, to support organizations working to combat racial hate crimes and protect the civil and human rights of Asian American and Pacific Islanders, we committed to awarding a series of grants to several national non-profit organizations, including Asian Americans Advancing Justice, Asian Americans Advancing Justice–Chicago and the National Association of Asian American Professionals.
Consistent with our commitment to diversity, we implemented a goal to have at least 80% of our candidate slates for domestic team member positions at the director level and above be diverse. In fiscal 2021, we exceeded our goal, with approximately 92% of our candidate slates for such domestic positions diverse as of October 2, 2021. As of October 2, 2021, our domestic workforce identified as approximately 39% gender diverse, approximately 32% white, approximately 28% Hispanic or LatinX, approximately 25% Black or African American, and approximately 10% Asian American and Pacific Islander. In addition, as of October 2, 2021, approximately 31% of our domestic team members in management roles identified as women and approximately 30% identified as ethnically diverse.
Talent and Development
Our talent strategy is focused on attracting the best talent, recognizing and rewarding their performance, while continually developing, engaging and retaining them. We focus on the team member experience, removing barriers to engagement, further modernizing the human relations process, focusing on hourly team member retention and continually improving equity and effectiveness of all talent practices. Consistent with this focus, in fiscal 2021, we conducted our first-ever worldwide engagement survey that included frontline team members for the purpose of evaluating our internal performance and how we compared to other companies in various areas. In addition, through our Upward Academy Program, we offer English as a second language, financial literacy and digital literacy training to all team members. As of October 2, 2021, the program is operating at 44 Company locations. To complement Upward Academy, we have also launched Upward Pathways, a frontline career development program that helps team members further hone professional skills and creates opportunities for our team members to advance to higher-paying, more senior-level positions within the Company through job skills training and workforce certifications at no cost. We have a goal to be the employer of choice within our markets and peer groups and strive to grow and develop the different capabilities and skills that we need for the future, while maintaining a robust pipeline of talent throughout the organization.
MARKETING AND DISTRIBUTION
Our principal marketing objective is to be the preferred provider of beef, pork, chicken and prepared foods products for our customers and consumers. We build the Tyson®, Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, Aidells®, ibp® and State Fair® brands while supporting strong regional and emerging brands primarily through distinctive brand and product advertising, promotion, and public relations efforts focused toward key consumer targets with specific needs. We identify growth and business opportunities through consumer and customer insights derived via leading research and analytic capabilities. We utilize our national distribution system and customer support services to achieve the leading market position for our products and brands.

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
PATENTS AND TRADEMARKS
We have filed a number of patent applications relating to our processes and products that either have been granted or are in the process of review. Because we do a significant amount of brand name and product line advertising to promote our products, we consider the protection of our trademarks to be important to our marketing efforts and have registered and applied for the registration of a number of trademarks. We also have developed non-public proprietary information regarding our production processes and other product-related matters. We utilize internal procedures and safeguards to protect the confidentiality of such information and, where appropriate, seek patent and/or other protection for the technology we utilize.
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
AVAILABILITY OF SEC FILINGS AND CORPORATE GOVERNANCE DOCUMENTS ON INTERNET WEBSITE
We maintain an internet website for investors at http://ir.tyson.com. On this website, we make available, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, iXBRL (inline eXtensible Business Reporting Language) reports, and all amendments to any of those reports, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission. Also available on the website to review and print for investors are the Corporate Governance Principles, Audit Committee charter, Compensation and Leadership Development Committee charter, Governance and Nominating Committee charter, Strategy and Acquisitions Committee charter, Code of Conduct and Whistleblower Policy, and other corporate governance policies.
CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain information in this report constitutes forward-looking statements. Such forward-looking statements include, but are not limited to, current views and estimates of our outlook for fiscal 2022, other future economic circumstances, industry conditions in domestic and international markets, our performance and financial results (e.g., debt levels, return on invested capital, value-added product growth, capital expenditures, tax rates, access to foreign markets and dividend policy). These forward-looking statements are subject to a number of factors and uncertainties that could cause our actual results and experiences to differ materially from anticipated results and expectations expressed in such forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) the COVID-19 global pandemic and associated responses thereto have had an adverse impact on our business and operations, and the extent that the COVID-19 pandemic continues to impact us will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, and public adoption rates of COVID-19 vaccines and their effectiveness against variants of COVID-19, including the Delta variant; (ii) the effectiveness of our financial excellence programs; (iii) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (iv) cyber incidents, security breaches or other disruptions of our information technology systems; (v) risks associated with our failure to consummate favorable acquisition transactions or integrate certain acquisitions' operations; (vi) the Tyson Limited Partnership’s ability to exercise significant control over the Company; (vii) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (viii) market conditions for finished products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (ix) outbreak of a livestock disease (such as African swine fever (ASF), avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an adverse effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to access certain domestic and foreign markets; (x) changes in consumer preference and diets and our ability to identify and react to consumer trends; (xi) effectiveness of advertising and marketing programs; (xii) significant marketing plan changes by large customers or loss of one or more large customers; (xiii) our ability to leverage brand value propositions; (xiv) changes in availability and relative costs of labor and contract farmers and our ability to maintain good relationships with team members, labor unions, contract farmers and independent producers providing us livestock; (xv) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (xvi) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws; (xvii) adverse results from litigation; (xviii) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xix) impairment in the carrying value of our goodwill or indefinite life intangible assets; (xx) our participation in a multiemployer pension plan; (xxi) volatility in capital markets or interest rates; (xxii) risks associated with our commodity purchasing activities; (xxiii) the effect of, or changes in, general economic conditions; (xxiv) impacts on our operations caused by factors and forces beyond our control, such as natural disasters, fire, bioterrorism, pandemics or extreme weather; (xxv) failure to maximize or assert our intellectual property rights; (xxvi) effects related to changes in tax rates, valuation of deferred tax assets and liabilities, or tax laws and their interpretation; (xxvii) the effectiveness of our internal control over financial reporting, including identification of material weaknesses; and (xxviii) those factors listed under Item 1A. Risk Factors.
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
The COVID-19 pandemic has negatively affected many parts of our business and operations. The extent that the COVID-19 pandemic continues to impact general economic conditions and our business, operations and results of operations will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak and additional variants, its severity, the actions to contain the virus or treat its impact, including the distribution and efficacy of vaccines and the speed of critical mass adoption of available vaccines, and how quickly and to what extent normal economic and operating conditions can resume.
We have experienced, and may experience in the future, slowdowns and temporary idling of certain of our production facilities due to a number of COVID-19 related factors, including implementing additional safety measures, testing of our team members, team member absenteeism, and governmental orders. During fiscal 2021, we experienced slowdowns at our production facilities. We anticipate we may experience additional volatility in our ability to operate our facilities at full utilization rates, depending on the factors detailed above. The idling and slowdowns impacted our results of operations for fiscal 2021, and additional or prolonged idling of facilities or an extended period of operating at a reduced capacity or more significant reductions in our operations at our facilities could have a material adverse impact on our ability to operate our business and on our results of operations.

We have experienced, and expect to continue to experience, an increase in operating costs in connection with higher costs associated with ensuring the continued health and safety of team members including regular temperature checks, providing additional personal protective equipment and deep cleaning facilities. During fiscal 2021, we incurred direct incremental expenses related to COVID-19 totaling approximately $335 million, which primarily included team member costs associated with worker health and availability, including direct costs for personal protection equipment, production facility sanitization, COVID-19 testing and vaccinations, donations, product downgrades, rendered product and certain professional fees, partially offset by The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) credits. There can be no assurance that the health and safety measures we have taken (which include adding temperature and symptom screening stations for employees prior to entering our facilities, increasing physical distancing of our employees and requiring the vaccination of team members) will eradicate the risks associated with working in a critical infrastructure industry, including but not limited to, infection of our employees or the temporary closure of a facility. Further, there can be no assurance that we will not incur additional direct incremental expenses related to COVID-19 going forward, and that such amounts will not be material or have a material impact on our business, cash flows or results of operations.
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
We have also experienced, and expect to continue to experience, disruption and volatility in our supply chain, which has resulted, and may continue to result, in increased costs for certain raw materials, packaging materials and transportation costs. The spread of COVID-19 has also disrupted and may continue to disrupt logistics necessary to import, export and deliver products to us and our customers. Ports and other channels of entry have been closed or operating at only a portion of capacity and means of transporting products within regions or countries may be limited for the same reason. Other supply chain risks associated with the COVID-19 pandemic include but are not limited to shutdowns or reduced operations at our suppliers’ facilities, the continued inability of some of our contract producers to manage their livestock, supply chain disruptions for feed grains, changes in consumer orders due to shifting consumer patterns, changes in livestock and protein market prices, and additional disruptions in logistics or the distribution chain for our products ,the occurrence of any of which may result in a reduction in our fill rates to our customers. In addition, our operations, or those of independent contract poultry producers and producers who provide the live animals to our production operations, may become more limited in their ability to procure, deliver, or produce our food products because of transport restrictions related to quarantines or travel bans and the closure of certain of our production facilities.
As a result of the COVID-19 pandemic, each of our segments experienced a shift in demand from foodservice to retail during 2020. While each of our segments has subsequently experienced varying levels of foodservice recovery and the return of volumes during fiscal 2021, the long-term impact of COVID-19 remains uncertain and will depend on a number of future developments which are uncertain and cannot be predicted at this time. In addition, in the event of a protracted period of economic downturn, demand for our foodservice products may remain below expectations or decrease further, and demand for our retail consumption products may also decrease, which could have an adverse impact on our results of operations.
Governmental authorities at the federal, state and local levels may increase or impose new or stricter social distancing directives, stay-at-home restrictions, travel bans, quarantines, workforce and workplace restrictions or other measures related to COVID-19 variants and resurgences, including any variants such as the Delta variant. Such actions could cause us to continue to incur additional costs.
We also face other risks associated with the COVID-19 pandemic, including:
•additional increase in input cost may not be adequately captured through pricing;
•an increase in consumer demand in our retail channel, such as grocery stores, club stores and value stores, which has and may continue to strain our supply chain;
•an increase in working capital needs and/or an increase in trade accounts receivable write-offs (and associated reserves) as a result of increased financial pressures on our suppliers or customers who are not able to pay in a timely manner or at all;
•adverse changes to the global economy may subject us to risk of material intangible and long-lived asset impairments, adjustments for inventory and market volatility for items subject to fair value measurements such as derivatives and investments;
•an inability to effectively implement our marketing and advertising activities to reflect changing consumer shopping habits due to, among other things, reduced in-person shopping and travel restrictions;

•a shift in consumer spending as a result of an economic downturn, which could result in consumers moving to private label or lower price products; and
•litigation.
The severity and duration of the current COVID-19 pandemic and actions taken by governmental authorities and other third parties in response are unknown and are impossible to predict with certainty. Any of these disruptions could adversely impact our business and results of operations.
We may not realize any or all of the anticipated benefits of our financial excellence programs, which may prove to be more difficult, costly, or time consuming than expected.
In the first quarter of fiscal 2020, the Company approved a restructuring program (the “2020 Program”), which is expected to contribute to the Company's overall strategy of financial fitness through the elimination of overhead and consolidation of certain enterprise functions. For more information regarding this program, refer to Part II, Item 8. Notes to the Consolidated Financial Statements, Note 7: Restructuring and Related Charges. Beginning in fiscal 2022, we are launching a new productivity program, which is designed to drive a better, faster and more agile organization that is supported by a culture of continuous improvement and faster decision making.
The success of the financial excellence programs, or future financial excellence programs, including the realization of the anticipated benefits, will depend in part on our ability to successfully implement the programs in an efficient and effective manner. The implementation of the financial excellence programs may be more difficult, costly, or time consuming than expected, and the financial excellence programs may not result in any or all of the anticipated benefits. If we are unable to implement the financial excellence programs smoothly or successfully, or we otherwise do not capture the anticipated savings, our business, results of operations and financial condition for future periods could be negatively impacted.
In addition, we may incur higher costs associated with reductions in overhead than anticipated, and the reduction in overhead could result in performance shortfalls. The financial excellence programs may become a distraction for our organization and may disrupt our ongoing business operations; cause deterioration in team member morale; disrupt or weaken the internal control structures of the affected business operations; and result in negative publicity which could affect our corporate reputation. If we are unable to successfully manage the negative consequences of the financial excellence programs, our business, results of operations and financial condition for future periods could be adversely affected.
We are subject to risks associated with our international activities, which could negatively affect our sales to customers in foreign locations, as well as our operations and assets in such locations.
In fiscal 2021, we sold products to customers in approximately 140 countries. Major sales markets include Australia, Canada, Central America, Chile, China, the European Union, the United Kingdom, Japan, Mexico, Malaysia, the Middle East, South Korea, Taiwan and Thailand. Our sales to customers in foreign countries for fiscal 2021 totaled $7.0 billion of which $4.9 billion related to export sales from the United States. In addition, we had approximately $1,369 million of long-lived assets located in foreign locations, primarily Brazil, China, the European Union, New Zealand and Thailand, at the end of fiscal 2021.
As a result, we are subject to various risks and uncertainties relating to international sales and operations, including:
•the ongoing impact of COVID-19, including any resurgence and variants such as the Delta variant, on the global economy and on consumer demand worldwide; imposition of tariffs, quotas, trade barriers and other trade protection measures imposed by foreign countries regarding the importation of beef, pork, poultry and prepared foods products, in addition to import or export licensing requirements imposed by various foreign countries;
•closing of borders by foreign countries to the import of beef, pork and poultry products due to animal disease or other perceived health or safety issues;
•impact of currency exchange rate fluctuations between the United States dollar and foreign currencies, particularly the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Japanese yen, the Thai baht, the Malaysian ringgit and the Mexican peso;
•political and economic conditions;
•difficulties and costs to comply with, and enforcement of remedies under, a wide variety of complex domestic and international laws, treaties and regulations, including, without limitation, the United States Foreign Corrupt Practices Act and economic and trade sanctions enforced by the United States Department of the Treasury’s Office of Foreign Assets Control;
•different regulatory structures and unexpected changes in regulatory environments;
•tax rates that may exceed those in the United States and earnings that may be subject to withholding requirements and incremental taxes upon repatriation;
•potentially negative consequences from changes in tax laws; and
•distribution costs, disruptions in shipping or reduced availability of freight transportation.
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
Information technology is an important part of our business operations and we rely on information technology systems to manage business data and increase efficiencies in our production and distribution facilities and inventory management processes. We also use information technology to process financial information and results of operations for internal reporting purposes and to comply with regulatory, legal and tax requirements. In addition, we depend on information technology for digital marketing and electronic communications between our facilities, personnel, customers and suppliers. Like other companies, our information technology systems may be vulnerable to a variety of disruptions, including but not limited to the process of upgrading or replacing software, databases or components thereof, user errors, natural disasters, terrorist attacks, telecommunications failures, computer viruses, cyber-attacks, hackers, unauthorized access attempts and other security issues. In addition, such incidents could result in unauthorized or accidental disclosure of material confidential information or regulated individual personal data. Attempted cyber-attacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being made by groups and individuals with a wide range of motives and expertise.
Although we have in the past experienced, and may in the future face, cyber attacks, other cyber incidents or security breaches, we have not experienced anything significant in the current year. We have implemented and continue to evaluate security initiatives and disaster recovery plans to mitigate our exposure to these risks, but these measures may not be adequate. Any significant failure of our systems, including failures that prevent our systems from functioning as intended or our failure to timely identify or appropriately respond to cyber-attacks or other cyber incidents, could cause transaction errors, processing inefficiencies, loss of customers and sales, have negative consequences on our team members and our business partners, have a negative impact on our operations or business reputation and expose us to liability, litigation and regulatory enforcement actions. In addition, we may suffer financial and reputational damage or penalties because of the unauthorized disclosure of confidential information belonging to us or to our business partners, customers, consumers or suppliers. Finally, the disclosure of non-public information through external media channels could lead to the loss of intellectual property or damage our reputation and brand image. Similar risks exist with respect to the third-party vendors that we rely upon for aspects of our information technology support services and administrative functions, including health and benefit plan administration and certain finance and accounting functions, and systems managed, hosted, provided and/or used by third parties and their vendors.
We may not be able to successfully consummate favorable strategic acquisitions or divestitures or successfully integrate acquired businesses.
We periodically evaluate potential acquisitions, joint ventures and other initiatives, and may seek to expand our business through the acquisition of companies, processing plants, technologies, products and services. Acquisitions and joint ventures involve financial and operational risks and uncertainties, including:
•challenges in realizing the anticipated benefits of the transaction;
•difficulty integrating acquired businesses, technologies, operations and personnel with our existing business;
•diversion of management attention in connection with negotiating transactions and integrating the businesses acquired;
•difficulty identifying suitable candidates;
•consummating a transaction on terms that are favorable to us;
•challenges in retaining the acquired businesses' customers and key team members;
•inability to implement and maintain consistent standards, controls, procedures and information systems;
•exposure to unforeseen or undisclosed liabilities of acquired companies; and
•the availability and terms of additional debt or equity financing for any transaction.
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
As of October 2, 2021, Tyson Limited Partnership (the “TLP”) owns 99.985% of the outstanding shares of the Company's Class B Common Stock, $0.10 par value (“Class B stock”) and the TLP and members of the Tyson family own, in the aggregate, 2.28% of the outstanding shares of the Company's Class A Common Stock, $0.10 par value (“Class A stock”), giving them, collectively, control of approximately 71.04% of the total voting power of the Company's outstanding voting stock. At this time, the TLP does not have a managing general partner, as such, the management rights of the managing general partner may be exercised by a majority of the percentage interests of the general partners. As of October 2, 2021, Mr. John Tyson, Chairman of the Board of Directors, has 33.33% of the general partner percentage interests, and Ms. Barbara Tyson, a director of the Company, has 11.115% general partner percentage interests (the remaining general partnership interests are held by the Donald J. Tyson Revocable Trust (44.44%) and Harry C. Erwin, III (11.115%)). As a result of these holdings, positions and directorships, the partners in the TLP have the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our stockholders, including amendments to our restated certificate of incorporation and by-laws, the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership may also delay or prevent a change in control otherwise favored by our other stockholders and could depress our stock price. Additionally, as a result of the TLP's significant ownership of our outstanding voting stock, we are eligible for “controlled company” exemptions from certain corporate governance requirements of the New York Stock Exchange.
INDUSTRY RISK FACTORS
Fluctuations in commodity prices and in the availability of raw materials, especially feed grains, live cattle, live swine and other inputs could negatively impact our earnings.
Our results of operations and financial condition, as well as the selling prices for our products, are dependent upon the cost and supply of commodities and raw materials such as beef, pork, poultry, corn, soybean meal, packaging materials and energy and, to a lesser extent, cheese, fruit, seasoning blends, flour, corn syrup, corn oils, butter and sugar. Corn, soybean meal and other feed ingredients, for instance, represented roughly 59% of our cost of growing a live chicken in fiscal 2021.
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
Our business could suffer significant setbacks in sales and operating income if our customers’ plans and/or markets change significantly or if we lost one or more of our largest customers, including, for example, Walmart Inc., which accounted for 18.3% of our sales in fiscal 2021. Our retail customers typically do not enter into written contracts, and if they do sign contracts, they generally are limited in scope and duration. There can be no assurance that significant customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past. Alternative retail channels, such as convenience stores, dollar stores, drug stores, club stores and Internet-based retailers have increased their market share.
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
LABOR & EMPLOYMENT RISK FACTORS
Labor shortages and increased turnover or increases in employee and employee-related costs could have adverse effects on our profitability.
We have recently experienced increased labor shortages at some of our production facilities and other locations. While we have historically experienced some level of ordinary course turnover of employees, the COVID-19 pandemic and resulting actions and impacts have exacerbated labor shortages and increased turnover. A number of factors have had and may continue to have adverse effects on the labor force available to us, including reduced employment pools, federal unemployment subsidies, including unemployment benefits offered in response to the COVID-19 pandemic, and other government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices and immigration. Labor shortages and increased turnover rates within our team members have led to and could in the future lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees and could negatively affect our ability to efficiently operate our production facilities or otherwise operate at full capacity. An overall or prolonged labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on our operations, results of operations, liquidity or cash flows.
We depend on the availability of, and good relations with, our team members and their labor unions.
We have approximately 137,000 team members, approximately 38,000 of whom are covered by collective bargaining agreements or are members of labor unions. Our operations depend on the availability and relative costs of labor and maintaining good relations with team members and the labor unions. If we fail to maintain good relations with our team members or with the labor unions, we may experience labor strikes or work stoppages, which could adversely affect our financial results.
If we are unable to attract, hire or retain key team members or a highly skilled and diverse global workforce, it could have a negative impact on our business, financial condition or results of operations.
Our continued growth requires us to attract, hire, retain and develop key team members, including our executive officers and senior management team, and maintain a highly skilled and diverse global workforce. We compete to attract and hire highly skilled team members and our own team members are highly sought after by our competitors and other companies. Competition could cause us to lose talented team members, and unplanned turnover could deplete our institutional knowledge and result in increased costs due to increased competition for team members. In addition, our compensation arrangements may not always be successful in attracting new employees or retaining our existing team members.

We depend on contract farmers and independent producers to supply us with livestock.
We contract primarily with independent contract farmers to raise the live chickens and turkeys processed in our poultry operations. A majority of our cattle and hogs are purchased from independent producers who sell livestock to us under marketing contracts or on the open market. If we do not attract and maintain contracts with farmers or maintain marketing and purchasing relationships with independent producers, our production operations could be negatively affected. Certain of our competitors may also negotiate more favorable contract terms that could provide them with competitive advantages and affect our supply.
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
Increased government regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change, as well as alternative energy policies and sustainability initiatives (including those related to single use plastics), may result in increased compliance costs, capital expenditures and other financial obligations for us. We use natural gas, diesel fuel and electricity in the manufacturing and distribution of our products. Legislation or regulation affecting these inputs could materially affect our profitability.

Climate change and legal or regulatory responses may have a long-term adverse impact on our business and results of operations.
Global average temperatures are gradually increasing due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere, which may contribute to significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Decreased agricultural productivity in certain regions of the world as a result of changing weather patterns may limit the availability or increase the cost of key agricultural commodities and natural resources, as well as raw materials such as beef, pork, poultry, corn, soybean meal and other feed ingredients, which are important sources of ingredients for our products, and could impact the food security of communities around the world. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. Increasing concern over climate change also may adversely impact demand for our products due to changes in consumer preferences and result in additional legal or regulatory requirements designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment. In addition, climate change could affect our ability to procure needed commodities at costs and in quantities we currently experience and may require us to make additional unplanned capital expenditures. Increased energy or compliance costs and expenses due to increased legal or regulatory requirements could be prohibitively costly and may cause disruptions in, or an increase in the costs associated with, the running of our production facilities. Furthermore, compliance with any such legal or regulatory requirements may require us to make significant changes to our business operations and strategy, which will likely incur substantial time, attention and costs. Even if we make changes to align ourselves with such legal or regulatory requirements, we may still be subject to significant fines if such laws and regulations are interpreted and applied in a manner inconsistent with our practices. The effects of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations. Finally, from time to time we establish and publicly announce goals and commitments to reduce our carbon footprint. If we fail to achieve or improperly report on our progress toward achieving our carbon emissions reduction goals and commitments, the resulting negative publicity could adversely affect consumer preference for our products.
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
Our indebtedness, including borrowings under our revolving credit facility and commercial paper program, may increase from time to time for various reasons, including fluctuations in operating results, working capital needs, capital expenditures and possible acquisitions, joint ventures or other significant initiatives. Our consolidated indebtedness level could adversely affect our business because:
•it may limit or impair our ability to obtain financing in the future;
•our credit ratings (or any decrease to our credit ratings) could restrict or impede our ability to access capital markets at desired interest rates and increase our borrowing costs;

•it may reduce our flexibility to respond to changing business and economic conditions or to take advantage of business opportunities that may arise;
•a portion of our cash flow from operations must be dedicated to interest payments on our indebtedness and is not available for other purposes; and
•it may restrict our ability to pay dividends.
Our revolving credit facility contains affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; make acquisitions and investments; dispose of or transfer assets; change the nature of our business; engage in certain transactions with affiliates; and enter into hedging transactions, in each case, subject to certain qualifications and exceptions. In addition, we are required to maintain a minimum interest expense coverage ratio.
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
Goodwill and indefinite life intangible assets are initially recorded at fair value and not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise. In assessing the carrying value of goodwill and indefinite life intangible assets, we make estimates and assumptions about sales growth, operating margins, royalty rates, EBITDA multiples, and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated principally using income and market approaches. The income approach is based on the present value of future cash flows of each reporting unit and are believed to reflect market participant views which would exist in an exit transaction. The market approach measures value based on what other purchasers in the market have paid for assets or business interests that can be considered reasonably similar to each reporting unit and are believed to reflect market participant views which would exist in an exit transaction. Indefinite life intangible asset valuations have been calculated principally using relief-from-royalty and excess earnings approaches and are believed to reflect market participant views which would exist in an exit transaction. Under these valuation approaches, we are required to make various judgmental assumptions about appropriate sales growth, operating margins, royalty rates and discount rates, amongst other assumptions. Disruptions in global credit and other financial markets and deterioration of economic conditions, could, among other things, cause us to increase the discount rate used in the valuations. We could be required to evaluate the recoverability of goodwill and indefinite life intangible assets prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses could result in impairment charges in the future, which could be substantial. As of October 2, 2021, we had $14.6 billion of goodwill and indefinite life intangible assets, which represented approximately 40% of total assets.
Participation in a Multiemployer Pension Plan could adversely affect our business.
We participate in a “multiemployer” pension plan that provides defined benefits to certain team members covered by collective bargaining agreements. These type of plans are typically administered by boards of trustees composed of the management of the participating companies and labor representatives. We are required to make periodic contributions to this plan to allow the plan to meet its pension benefit obligation to its participants. Our required contributions to this fund could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to this fund, inability or failure of withdrawing companies to pay their withdrawal liability, lower than expected returns on pension fund assets or other funding deficiencies. In the event that we withdraw from participation in this plan, then applicable law could require us to make additional lump-sum contributions to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability would depend on the extent of the plan's funding of vested benefits. The plan in which we participate is reported to have a significant underfunded liability. Such underfunding could increase the size of our potential withdrawal liability. In the event a withdrawal or partial withdrawal was to occur with respect to the multiemployer plan, the impact to our consolidated financial statements could be material.
Volatility in the capital markets or interest rates could adversely impact our pension costs and the funded status of our pension plans.
We sponsor a number of defined benefit plans for team members in the United States. The difference between plan obligations and assets, which signifies the funded status of the plans, is a significant factor in determining the net periodic benefit costs of the pension plans and our ongoing funding requirements. As of October 2, 2021, the funded status of our defined benefit pension plans was an underfunded position of $215 million, as compared to an underfunded position of $234 million at the end of fiscal 2020. Changes in interest rates and the market value of plan assets can impact the funded status of the plans and cause volatility in the net periodic benefit cost and our future funding requirements. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements.

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
Disruptions in global credit and other financial markets and deterioration of economic conditions could, among other things:
•make it more difficult or costly for us to obtain financing for our operations or investments or to refinance our debt in the future;
•cause our lenders to depart from prior credit industry practice and make more difficult or expensive the granting of any amendment of, or waivers under, our credit agreements to the extent we may seek them in the future;
•impair the financial condition of some of our customers and suppliers, thereby increasing customer bad debts or non-performance by suppliers;
•negatively impact global demand for protein products, which could result in a reduction of sales, operating income and cash flows;
•decrease the value of our investments in equity and debt securities, including our marketable debt securities, company-owned life insurance and pension and other postretirement plan assets;
•negatively impact our commodity purchasing activities if we are required to record losses related to derivative financial instruments; or
•impair the financial viability of our insurers.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The following table summarizes our domestic production properties as of October 2, 2021:

	Number of Facilities(1)
	Owned	Leased	Total	Capacity(2)	Average Capacity Utilization
Beef Segment Production Facilities	14	—	14	155,000 head	78%
Pork Segment Production Facilities	7	—	7	469,000 head	88%
Chicken Segment Operation Facilities	178	8	186	47 million head	79%
Prepared Foods Segment Operation Facilities	34	—	34	73 million pounds	79%
(1)Certain facilities produce products that are reported in multiple segments. For presentation purposes, facilities are reflected in the segment that had the majority of the facility’s production. Additionally, livestock grower farms are excluded.
(2)Capacity per week is based on the following: Beef and Pork (six day week) and Chicken and Prepared Foods (five day week). Average capacity utilization is based on capacity available throughout the year.
Beef
Beef facilities include various phases of harvesting live cattle and fabricating beef products and specialty products. We also have various facilities which have rendering operations along with tanneries and hide treatment operations. The Beef segment includes five case-ready operations that share facilities with the Pork segment. One of the beef facilities contains a tallow refinery.
Pork
Pork facilities include various phases of harvesting live hogs and fabricating pork products and specialty products. The Pork segment includes five case-ready operations that share facilities with and are included in the Beef segment in the table above.
Chicken
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
Prepared Foods
Our Prepared Foods segment includes processing facilities and a vertically-integrated turkey operation. Our Prepared Foods facilities process fresh and frozen chicken, turkey, beef, pork and other raw materials into ready-to-eat sandwiches, sandwich components such as flame-grilled hamburgers and Philly steaks, pizza toppings, branded and processed meats, appetizers, prepared meals, ethnic foods, flour and corn tortilla products and meat dishes. The Prepared Foods segment includes one processing facility that is shared with and is included in the Chicken segment in the table above.
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

ITEM 3. LEGAL PROCEEDINGS
Refer to the description of the Broiler Antitrust Civil Litigation, the Wage Rate Litigation and the Broiler Chicken Grower Litigation under the heading “Commitments and Contingencies” in Part II, Item 8, Notes to Consolidated Financial Statements, Note 21: Commitments and Contingencies, which discussion is incorporated herein by reference.
On June 6, 2019, our poultry rendering facility in Hanceville, Alabama, acquired from American Proteins, Inc. in 2018, experienced a release of partially treated wastewater that reached a nearby river and resulted in a fish kill. We took remediation efforts following the release to mitigate the impact. The State of Alabama filed suit against Tyson Farms, Inc. on April 29, 2020 for the June 6, 2019 release, as well as a prior release. Related civil suits have also been filed, which include individual and collective claims for compensatory and punitive damages against us and other defendants for alleged contamination of the local water supply, personal injury, property damage, diminution in property values, loss of recreational waterway use, lost non-profit revenue and business damages. Certain plaintiffs also allege that the facility’s historical and ongoing operations constitute a nuisance under Alabama law and are also seeking injunctive relief. On August 13, 2021, the court approved a settlement of all claims with the State of Alabama related to this action on terms not material to the Company. While we do not admit any liability as part of the settlement, we believe that the settlement was in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation.
On December 19, 2019, a putative class of direct purchasers filed a class action against us, other turkey suppliers, and Agri Stats, Inc. in the United States District Court for the Northern District of Illinois. The plaintiffs allege, among other things, that the defendants entered into an agreement to exchange competitively sensitive information regarding turkey supply, production and pricing plans, all with the intent to artificially inflate the price of turkey, in violation of the Sherman Act. Plaintiffs are seeking treble damages, pre- and post-judgment interest, costs and attorneys’ fees on behalf of the putative class. On April 13, 2020, a similar complaint was filed in the United States District Court for the Northern District of Illinois on behalf of a putative class of indirect purchasers of turkey alleging claims based on the Sherman Act and various state law causes of action. The plaintiffs are seeking treble damages, pre- and post-judgment interest, costs, and attorneys' fees on behalf of the putative class. Since the original filing, certain putative class members have opted out of the matter and are proceeding with individual direct actions making similar claims, and others may do so in the future. In April 2021, we reached agreement to settle all claims with the putative direct purchaser class for $4.625 million and with the putative commercial and institutional indirect purchaser class for $1.75 million. On May 25, 2021, the Court granted preliminary approval of the settlement with the putative direct purchaser class, and the final fairness hearing is scheduled for January 6, 2022. On July 26, 2021, the court granted preliminary approval of the settlement with the putative commercial and institutional indirect purchaser class, and the final approval hearing is expected to be held in early 2022. While we do not admit any liability as part of the settlements, we believe that the settlements were in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation.
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
Other Matters
As of October 2, 2021, we had approximately 137,000 team members and, at any time, have various employment practices matters outstanding. In the aggregate, these matters are important to the Company, and we devote considerable resources to managing employment issues. Additionally, we are subject to other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on our consolidated results of operations or financial position.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Each of our executive officers serve one-year terms from the date of their election, or until their successors are appointed and qualified. Chairman of the Board of Directors John Tyson is the father of Chief Sustainability Officer John R. Tyson and nephew of Director Barbara A. Tyson. No other family relationships exist among these officers. The name, title, age (as of October 2, 2021) and calendar year of initial election to executive office of our executive officers are listed below:

Name	Title	Age	Year Elected Executive Officer
John H. Tyson	Chairman of the Board of Directors	68	2011
David Bray	Group President Poultry	52	2021
Stewart Glendinning	Executive Vice President and Chief Financial Officer	56	2017
Donnie King	President and Chief Executive Officer	59	2019
Chris Langholz	Group President International	58	2020
Shane Miller	Group President Fresh Meats	52	2021
Jason Nichol	Chief Customer Officer	49	2021
Noelle O'Mara	Group President Prepared Foods	42	2019
Johanna Söderström	Executive Vice President and Chief People Officer	50	2020
Scott Spradley	Executive Vice President and Chief Technology and Automation Officer	56	2017
Phillip Thomas	Vice President, Controller and Chief Accounting Officer	46	2020
Amy Tu	Executive Vice President, Chief Legal Officer and Secretary, Global Governance and Corporate Affairs	54	2017
John R. Tyson	Executive Vice President, Strategy and Chief Sustainability Officer	31	2019
John H. Tyson has served as Chairman of the Board of Directors since 1998 and was previously Chief Executive Officer of the Company from 2000 until 2006. Mr. Tyson was initially employed by the Company in 1973.
David Bray was appointed Group President Poultry in June 2021 after serving as Senior Vice President, Retail Poultry and Case Ready Meats since August 2020 and as Senior Vice President, Grocery from April 2017 to July 2020. Mr. Bray previously served as Vice President, Grocery Sales from September 2014 to April 2017 and as Vice President, Consumer Product Customer Development from March 2011 to September 2014. Mr. Bray was employed at Kraft Foods Group prior to joining the Company.
Stewart Glendinning was appointed Executive Vice President and Chief Financial Officer in February 2018 after serving as Executive Vice President since his initial employment by the Company in December 2017. Mr. Glendinning was employed at Molson Coors Brewing Company prior to joining the Company.
Donnie King was appointed President and Chief Executive Officer in June 2021 after serving as Chief Operating Officer since February 2021 and Group President Poultry since September 2020. Mr. King served as Group President, International and Chief Administration Officer from February 2019 to September 2020 in addition to the role of Group President, International from January 2019 to February 2020. Mr. King previously served as President, North American Operations from 2015 to 2016 and President, North American Operations and Foodservice in 2014. Mr. King was initially employed by Valmac Industries in 1982. Valmac Industries was acquired by the Company in 1984. Mr. King was self-employed from 2016 to February 2019 before returning to the Company.
Chris Langholz was appointed Group President, International in October 2021 after serving as President, International since February 2020. Mr. Langholz was President of Cargill Asia Pacific and President of International Protein prior to joining the Company.
Shane Miller was appointed Group President, Fresh Meats in February 2021 after serving as Chief Operating Officer, Fresh Meats since October 2020. Mr. Miller previously served as Senior Vice President and General Manager, Beef Enterprise from January 2019 to October 2020, Senior Vice President, General Manager, Value Added & Case Ready from February 2018 to January 2019, Senior Vice President, Pork from July 2015 to February 2018 and Senior Vice President, Pork Margin Management from May 2013 to July 2015. Mr. Miller has held numerous other management and leadership roles since joining the Company in 2002.
Jason Nichol was appointed Chief Customer Officer in February 2021 after serving as Senior Vice President, Walmart since March 2016 and as Vice President, Walmart from his initial employment by the Company in April 2015 to February 2016. Mr. Nichol was employed by Nabisco, Cott Beverages and Scotts Miracle-Gro prior to joining the Company.
Noelle O'Mara was appointed Group President, Prepared Foods in August 2019 after serving as Chief Marketing Officer since April 2019, having previously served as General Manager and Senior Vice President, Tyson Brands Deli and Innovation since 2018, Senior Vice President and General Manager Jimmy Dean Brands since 2017 and Vice President, Emerging Brands Innovation since joining the company in 2016. Ms. O'Mara was employed at Kraft Foods Group prior to joining the Company.
Johanna Söderström was appointed Executive Vice President and Chief People Officer in October 2021 after serving as Executive Vice President and Chief Human Resources Officer since July 2020. Ms. Söderström was employed by Dow Chemical Company prior to joining the Company.

Scott Spradley was appointed Executive Vice President and Chief Technology and Automation Officer in October 2021 after serving as Executive Vice President and Chief Technology Officer since 2017. Mr. Spradley was employed by Hewlett Packard Enterprise prior to joining the Company.
Phillip Thomas was appointed Vice President, Controller and Chief Accounting Officer in July 2020 after serving as Vice President and Assistant Controller since March 2014, prior to which he served as Senior Director Financial Reporting since his initial employment with the Company in July 2008.
Amy Tu was appointed Executive Vice President and Chief Legal Officer and Secretary, Global Governance and Corporate Affairs in October 2021 after serving as Executive Vice President, General Counsel and Secretary since November 2020 and Executive Vice President and General Counsel since December 2017. Ms. Tu was employed by The Boeing Company prior to joining the Company.
John R. Tyson was appointed Executive Vice President, Strategy and Chief Sustainability Officer in October 2021 after serving as Chief Sustainability Officer since September 2019, and Director, Office of the Chief Executive Officer since May 2019. Mr. Tyson has been an observer at the Company’s board of directors’ meetings since 2014. He was employed by J.P. Morgan as a private equity and venture capital investor prior to joining the Company.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We have issued and outstanding two classes of capital stock, Class A stock and Class B stock. Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share and holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of October 30, 2021, there were approximately 23,000 holders of record of our Class A stock and six holders of record of our Class B stock.
DIVIDENDS
Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. In fiscal 2021, the annual dividend rate for Class A stock was $1.78 per share and the annual dividend rate for Class B stock was $1.60 per share. Effective November 12, 2021, the Board of Directors increased the quarterly dividend previously declared on August 12, 2021, to $0.46 per share on our Class A common stock and $0.414 per share on our Class B common stock. The increased quarterly dividend is payable on December 15, 2021, to shareholders of record at the close of business on December 1, 2021. The Board also declared a quarterly dividend of $0.46 per share on our Class A common stock and $0.414 per share on our Class B common stock, payable on March 15, 2022, to shareholders of record at the close of business on March 1, 2022. We anticipate the remaining quarterly dividends in fiscal 2022 will be $0.46 and $0.414 per share of our Class A and Class B stock, respectively. This results in an annual dividend rate in fiscal 2022 of $1.84 for Class A shares and $1.656 for Class B shares, or a 3% increase compared to the fiscal 2021 annual dividend rate. We have paid uninterrupted quarterly dividends on common stock each year since 1977.
MARKET INFORMATION
Our Class A stock is traded on the New York Stock Exchange under the symbol “TSN.” No public trading market currently exists for our Class B stock.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Jul. 4, 2021 to Jul. 31, 2021	49,469	$72.62	—	18,851,028
Aug. 1, 2021 to Sept. 4, 2021	135,762	78.42	—	18,851,028
Sept. 5, 2021 to Oct. 2, 2021	30,720	76.43	—	18,851,028
Total	215,951	$76.81	—	18,851,028
(1)On February 7, 2003, our Board of Directors approved a program to repurchase up to 25 million shares of Class A common stock from time to time in open market or privately negotiated transactions. On May 3, 2012, our Board of Directors approved an increase of 35 million shares, on January 30, 2014, our Board of Directors approved an increase of 25 million shares and on February 4, 2016, our Board of Directors approved an increase of 50 million shares under the program. The program has no fixed or scheduled termination date.
(2)We purchased 215,951 shares during the period that were not made pursuant to our previously announced stock repurchase program but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 209,579 shares purchased in open market transactions and 6,372 shares withheld to cover required tax withholdings on the vesting of restricted stock.
(3)Shares purchased during the period pursuant to our previously announced stock repurchase program.

PERFORMANCE GRAPH
The following graph shows a five-year comparison of cumulative total returns for our Class A stock, the Standard & Poor’s ("S&P") 500 Index and our peer group of companies described below.

Comparison of 5 Year Cumulative Total Returns
Among Tyson Foods, Inc., the S&P 500 Index and our Peer Group
$300
$200
$100
$0
10/1/16
9/30/17
9/29/18
9/28/19
10/3/20
10/2/21
Fiscal Year Ended
Tyson Foods, Inc.
S&P 500 Index
Peer Group

	Fiscal Years Ended
	10/1/16	9/30/17	9/29/18	9/28/19	10/3/20	10/2/21
Tyson Foods, Inc.	$100.00	$95.76	$82.30	$120.34	$85.83	$116.14
S&P 500 Index	100.00	118.62	139.85	144.25	166.22	219.48
Peer Group	100.00	99.69	101.00	118.35	121.64	136.07
The total cumulative return on investment (change in the year-end stock price plus reinvested dividends), which is based on the stock price or composite index at the end of fiscal 2016, is presented for each of the periods for the Company, the S&P 500 Index and our peer group. The complete list of our peer group includes: Archer-Daniels-Midland Company, Bunge Limited, Campbell Soup Company, ConAgra Foods, Inc., General Mills, Inc., Hormel Foods Corp., Kellogg Co., Kraft Heinz Company, Mondelez International Inc., PepsiCo, Inc., Pilgrim's Pride Corporation, The Coca-Cola Company, The Hershey Company and The J.M. Smucker Company. The graph compares the performance of the Company's Class A common stock with that of the S&P 500 Index and our peer group, with the return of each company in the peer group weighted on market capitalization. The stock price performance of the Company's Class A common stock shown in the above graph is not necessarily indicative of future stock price performance.
The information in this "Performance Graph" section shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934.
ITEM 6. SELECTED FINANCIAL DATA
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OBJECTIVE
The following discussion provides an analysis of the Company’s financial condition, cash flows and results of operations from management's perspective and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. Our objective is to also provide discussion of events and uncertainties known to management that are reasonably likely to cause reported financial information not to be indicative of future operating results or of future financial condition and to offer information that provides understanding of our financial condition, cash flows and results of operations.
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
OVERVIEW
COVID-19
We continue to monitor and respond to the evolving nature of the COVID-19 pandemic and its impact to our global business. In addition to our ongoing internal COVID-19 task force formed for the primary purposes of maintaining the health and safety of our team members, ensuring our ability to operate our processing facilities and maintaining the liquidity of our business, we have expanded our medical team with the addition of a Chief Medical Officer during fiscal 2021. We have experienced and continue to experience multiple challenges related to the pandemic. These challenges increased our operating costs during fiscal 2020 and fiscal 2021. Operationally, we experienced slowdowns and temporary idling of production facilities due to team member absenteeism and choices we made to ensure team member health and safety. Each of our segments experienced a shift in demand from foodservice to retail during 2020 and have seen varying levels of foodservice recovery and the return of volumes during fiscal 2021. The long-term impact of COVID-19 remains uncertain and will depend on future developments, including the duration and spread of the pandemic, COVID-19 variants and resurgences, and related actions taken by federal, state and local government officials to prevent and manage disease spread, all of which are uncertain and cannot be predicted. Additionally, we continue to assess the potential of more permanent impacts to our businesses.
Team Members
The health and safety of our team members is our top priority. To protect our team members, we implement safety measures recommended by the Centers for Disease Control and Prevention (“CDC”) and the Occupational Safety and Health Administration (“OSHA”) in our facilities and coordinate with other health officials as appropriate. In addition to hiring a Chief Medical Officer, we have added 200 nurse and administrative support staff positions and developed an “always-on” testing strategy rooted in contact tracing. In August 2021, we announced all domestic team members were required to be fully vaccinated by November 1, 2021.
Customers and Production
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
Supply Chain
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
Insurance and CARES Act
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

Overall Financial Condition
We continue to proactively manage the Company and its operations through the pandemic. The major challenge we face is the availability of team members to operate our production facilities due to our production facilities experiencing varying levels of absenteeism and due to labor shortages associated with the economic impact of the pandemic. We will continue to operate our production facilities with team member health and safety as a top priority. However, we cannot predict the ultimate impact that COVID-19 will have on our short- and long-term demand at this time, as it will depend on, among other things, the severity and duration of the COVID-19 pandemic. We generated $3.8 billion of operating cash flows during fiscal 2021. At October 2, 2021, we had $4.8 billion of liquidity, which included availability under our revolving credit facility and $2.5 billion of cash and cash equivalents. We have $1.1 billion of current debt. Combined with the cash expected to be generated from the Company’s operations, we anticipate that we will maintain sufficient liquidity to operate our business, make capital expenditures, pay dividends and address other needs including our ability to meet maturing debt obligations.
Fiscal year
Our accounting cycle resulted in a 52-week year for both fiscal 2021 and 2019 and a 53-week year for fiscal 2020.
General
Sales grew 9% in fiscal 2021 over fiscal 2020 to $47.0 billion, primarily due to increased average sales prices in each of our segments, partially offset by the impact of an additional week in fiscal 2020. Fiscal 2021 operating income increased compared to fiscal 2020, as strong Beef results and the gain on the sale of our pet treats business were partially offset by a decline in operating income in the Chicken and Pork segments. In fiscal 2021, our results were impacted by $626 million of charges related to legal contingency accruals, $27 million of charges related to the relocation of a production facility in China, $17 million of production facilities fire costs, net of insurance proceeds and a $784 million gain on the sale of our pet treats business. In fiscal 2020, our results were impacted by $77 million of restructuring and related charges offset by the positive impact of the additional week.
During fiscal 2021, we incurred direct incremental expenses related to COVID-19 totaling approximately $335 million, which were recorded in Cost of Sales in our Consolidated Statements of Income. During fiscal 2020, we incurred direct incremental expenses related to COVID-19 totaling approximately $540 million, of which approximately $500 million and $40 million were recorded in Cost of Sales and Selling, General and Administrative, respectively, in our Consolidated Statements of Income. These COVID-19 direct incremental expenses in fiscal 2020 and fiscal 2021 primarily included team member costs associated with worker health and availability and production facility downtime, including direct costs for personal protection equipment, production facility sanitization, COVID-19 testing and vaccinations, donations, product downgrades, rendered product, certain professional fees and $114 million of thank you bonuses to frontline team members in fiscal 2020, which was partially offset by the CARES Act credits. Due to the nature of these direct incremental COVID-19 expenses, our segments were primarily impacted based on their relative number of team members, absenteeism and the degree of production disruptions they have experienced, and thus, our Beef and Chicken segments incurred a greater proportion of the total costs. These direct incremental COVID-19 related costs exclude market related impacts that may have been driven in part by COVID-19, including such items as derivatives, deferred compensation investments and other market driven impacts to margin and demand. Other indirect costs associated with COVID-19 are not reflected in these amounts, including costs associated with raw materials, distribution and transportation, plant underutilization and reconfiguration, premiums paid to cattle producers, and pricing discounts.
Market Environment
According to the USDA, domestic protein production (beef, pork, chicken and turkey) was relatively flat in fiscal 2021 compared to fiscal 2020. We continue to monitor trade and tariff activity as well as COVID-19 and its potential impacts to exports and input costs across all of our segments. Additionally, all segments experienced increased operating costs in fiscal 2021. We will pursue recovery of these increased costs through pricing. The Beef segment experienced strong global demand and ample supply of market-ready cattle. The Pork segment experienced strong demand and lower hog supplies. The Chicken segment experienced strong demand relative to supply. The Prepared Foods segment experienced growth, but faced increased costs partially due to the impact of an inflationary environment and challenging labor and supply conditions during fiscal 2021.
Margins
Our total operating margin was 9.3% in fiscal 2021. Operating margins by segment were as follows:
•Beef – 18.0%
•Pork – 5.2%
•Chicken – (4.6)%
•Prepared Foods – 16.4%

Strategy
Our strategy is to sustainably feed the world with the fastest growing protein brands. We intend to achieve our strategy as we: grow our business by delivering superior value to consumers and customers; deliver fuel for growth and returns through commercial, operational and financial excellence; and sustain our Company and our world for future generations.
•In the second quarter of fiscal 2021, we initiated a plan to sell our pet treats business, which is included in our Prepared Foods segment. In the third quarter of fiscal 2021, we entered into a definitive agreement to sell the business for $1.2 billion in cash, subject to certain adjustments. The business had a net carrying value of approximately $411 million as of July 6, 2021, which included approximately $44 million of working capital consisting of inventory, accounts receivable and accounts payable, $17 million of property, plant and equipment and $350 million of goodwill. The transaction closed on July 6, 2021, and we recognized a gain of $784 million from the sale of this business, which is reflected in cost of sales in our Consolidated Statement of Income for fiscal 2021.
•Beginning in fiscal 2022, we are launching a new productivity program, which is designed to drive a better, faster and more agile organization that is supported by a culture of continuous improvement and faster decision making. We are targeting $1 billion in productivity savings by fiscal 2024, relative to a fiscal 2021 cost baseline. The execution of this program will be supported by a program management office that will ensure delivery of key project milestones and report on savings achievements connected with the three pillars of the program. The first pillar is operational and functional excellence, which includes functional efficiency efforts in Finance, HR and Procurement focused on applying best practices to reduce costs. The second pillar is the use of new digital solutions like artificial intelligence and predictive analytics to drive efficiency in operations, supply chain planning, logistics and warehousing. The third pillar is automation, which will leverage automation and robotics technologies to automate difficult and higher turnover positions. At this time, we do not anticipate costs associated with this program to be material.

in millions, except per share data
	2021	2020
Net income attributable to Tyson	$3,047	$2,061
Net income attributable to Tyson - per diluted share	8.34	5.64
2021 – Included the following items:
•$626 million pretax, or ($1.31) per diluted share, related to the recognition of legal contingency accruals.
•$784 million pretax, or $1.40 per diluted share, related to the gain on the sale of our pet treats business.
•$34 million pretax, or $0.07 per diluted share, from a defined benefit plan gain.
•$17 million pretax, or ($0.04) per diluted share, of production facilities fire costs, net of insurance proceeds.
•$27 million pretax, or ($0.06) per diluted share, related to the relocation of a production facility in China.
2020 – Included the following items:
•$75 million pretax, or ($0.16) per diluted share, of restructuring and related charges.
•$65 million pretax, or $0.14 per diluted share, related to the additional week in fiscal 2020.
•$116 million pretax, or $0.24 per diluted share, due to gain from pension plan terminations.
SUMMARY OF RESULTS

Sales	in millions
	2021	2020	2019
Sales	$47,049	$43,185	$42,405
Change in sales volume	(2.8)%	0.7%
Change in average sales price	13.0%	1.1%
Sales growth	8.9%	1.8%
2021 vs. 2020 –
•Sales Volume – Sales were negatively impacted by a decrease in sales volume across each of our segments, which accounted for a decrease of $1,190 million, due in part to the impacts of a challenging labor environment as well as the impact of an additional week in fiscal 2020.
•Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $5,599 million. The increase in average sales price was primarily attributable to favorable product mix and the pass through of increased raw material costs.
•The above change in average sales price for fiscal 2021 excludes a $545 million reduction of Sales from the recognition of legal contingency accruals.

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

Cost of Sales	in millions
	2021	2020	2019
Cost of sales	$40,523	$37,801	$37,383
Gross profit	6,526	5,384
Cost of sales as a percentage of sales	86.1%	87.5%
2021 vs. 2020 –
•Cost of sales increased $2,722 million. Lower sales volume decreased cost of sales $1,041 million while higher input cost per pound increased cost of sales $3,763 million.
•The $3,763 million impact of higher input cost per pound was impacted by:
•Increase in live hog costs of approximately $980 million in our Pork segment.
•Increase of approximately $945 million in our Chicken segment related to net increases in feed ingredient costs, growout expenses and outside meat purchases.
•Increase in raw material and other input costs of approximately $520 million in our Prepared Foods segment.
•Increase in freight and transportation costs of approximately $315 million.
•Increase of approximately $81 million in our Chicken segment related to the recognition of legal contingency accruals.
•Increase in live cattle costs of approximately $160 million in our Beef segment.
•Decrease due to the recognition of a $784 million gain on the sale of our pet treats business.
•Decrease of $165 million due to reduction in direct incremental expenses related to COVID-19, primarily related to the payment of $114 million in thank you bonuses during fiscal 2020.
•Remaining increase in costs across all of our segments was primarily driven by net impacts on average cost per pound from mix changes, as well as, production inefficiencies, increased labor costs due in part to the impacts associated with a challenging labor environment and COVID-19 in fiscal 2021 as compared to fiscal 2020.
•The $1,041 million impact of lower sales volume was primarily driven by decreased volume in each of our segments in fiscal 2021 due to lower production throughput associated with the impact of COVID-19 and a challenging labor environment as well as the impact of an additional week in fiscal 2020.
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

Selling, General and Administrative	in millions
	2021	2020	2019
Selling, general and administrative	$2,130	$2,376	$2,252
As a percentage of sales	4.5%	5.5%
2021 vs. 2020 –
•Decrease of $246 million in selling, general and administrative was primarily driven by:
•Decrease of $161 million from the change in the impact of a cattle supplier’s misappropriation of Company funds, resulting from a $55 million gain related to the recovery of cattle inventory in the fiscal year ended October 2, 2021 as compared to a $106 million loss recognized in the fiscal year ended October 3, 2020.
•Decrease of $60 million from restructuring and related charges incurred in fiscal 2020.
•Decrease of $56 million in marketing, advertising and promotion expenses.
•Decrease of $27 million in donations.
•Decrease of $24 million in commission and brokerage fees.
•Decrease of $21 million in depreciation and amortization.
•Increase of $81 million in professional fees.
•Increase of $30 million in technology related costs.
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
•Decrease of $55 million in professional fees and merger and integration costs.
•Decrease of $49 million in marketing, advertising and promotion expenses.
•Decrease of $26 million in travel and entertainment expenses.

Interest Expense	in millions
	2021	2020
Cash interest expense	$448	$497
Non-cash interest (expense) income	(20)	(12)
Total Interest Expense	$428	$485
2021 / 2020 –
•Cash interest expense primarily included interest expense related to our senior notes and term loans, in addition to commitment fees incurred on our revolving credit facility. The decrease in cash interest expense in fiscal 2021 was primarily due to the change in outstanding commercial paper, decrease in average amount outstanding under the term loans in fiscal 2021, redemption of the August 2021 Notes as well as the settlement of the 2020 notes during fiscal 2020.

Other (Income) Expense, net	in millions
	2021	2020
	$(65)	$(131)
2021 – Included $34 million from a defined benefit plan gain.
2020 – Included $116 million of gains related to pension plan terminations.

Effective Tax Rate
	2021	2020
	24.3%	22.3%
•Our effective income tax rate was 24.3% for fiscal 2021 compared to 22.3% for fiscal 2020. State taxes increased the effective tax rate by 3.3% and 2.9% for fiscal 2021 and 2020, respectively. The non-deductible goodwill associated with the sale of our pet treats business unfavorably impacted the effective tax rate for fiscal 2021 by 1.8%, and the tax benefit from the foreign-derived intangible income deduction decreased the effective tax rate for fiscal 2021 by 1.1%.
SEGMENT RESULTS
We operate in four reportable segments: Beef, Pork, Chicken, and Prepared Foods. International/Other primarily includes our foreign operations in Australia, China, Malaysia, Mexico, the Netherlands, South Korea and Thailand, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC. Additional information regarding the geographic areas of our foreign operations is set forth in Part II, Item 8, Notes to Consolidated Financial Statements, Note 18: Segment Reporting. The following table is a summary of segment sales and operating income (loss), which is how we measure segment income (loss):

						in millions
	Sales			Operating Income (Loss)
	2021	2020	2019	2021	2020	2019
Beef	$17,999	$15,742	$15,828	$3,240	$1,580	$1,050
Pork	6,277	5,128	4,932	328	565	263
Chicken	13,733	13,234	13,300	(625)	122	621
Prepared Foods	8,853	8,532	8,418	1,456	743	843
International/Other	1,990	1,856	1,289	(3)	(2)	(7)
Intersegment Sales	(1,803)	(1,307)	(1,362)	—	—	—
Total	$47,049	$43,185	$42,405	$4,396	$3,008	$2,770

Beef Segment Results					in millions
	2021	2020	Change 2021 vs. 2020	2019	Change 2020 vs. 2019
Sales	$17,999	$15,742	$2,257	$15,828	$(86)
Sales Volume Change			0.3%		(4.5)%
Average Sales Price Change			14.0%		4.0%
Operating Income	$3,240	$1,580	$1,660	$1,050	$530
Operating Margin	18.0%	10.0%		6.6%
2021 vs. 2020 –
•Sales Volume – Sales volume was relatively flat due to strong global demand, partially offset by the impacts associated with a challenging labor environment, severe weather in the second quarter of fiscal 2021 and the additional week in fiscal 2020.
•Average Sales Price – Average sales price increased as our input costs such as live cattle, labor and freight and transportation costs, increased and demand for our beef products remained strong.
•Operating Income – Operating income increased due to strong demand as we continued to optimize revenues relative to live cattle supply, partially offset by production inefficiencies due to labor challenges. Additionally, operating income in fiscal 2021 was impacted by a cattle supplier's misappropriation of Company funds, which resulted in a $55 million gain related to the recovery of cattle inventory as compared to a $106 million loss recognized in fiscal 2020.
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
•Operating Income – Operating income increased primarily due to market conditions, including COVID-19 disruptions, which increased the spread between preexisting contractual agreements and the cost of fed cattle, partially offset by price reductions offered to customers, as well as production inefficiencies and direct incremental expenses related to COVID-19. Additionally, results were impacted by losses of $106 million and $57 million in fiscal years 2020 and 2019, respectively, from a cattle supplier's misappropriate of Company funds.

Pork Segment Results					in millions
	2021	2020	Change 2021 vs. 2020	2019	Change 2020 vs. 2019
Sales	$6,277	$5,128	$1,149	$4,932	$196
Sales Volume Change			(2.7)%		1.8%
Average Sales Price Change			25.1%		2.2%
Operating Income	$328	$565	$(237)	$263	$302
Operating Margin	5.2%	11.0%		5.3%
2021 vs. 2020 –
•Sales Volume – Sales volume decreased despite strong global demand in fiscal 2021 primarily due to the impacts of an additional week in fiscal 2020 and the impacts of lower hog supplies and a challenging labor environment in fiscal 2021.
•Average Sales Price – Average sales price increased as live hog costs increased and demand for our pork products remained strong.
•Operating Income – Operating income decreased primarily due to lower hog supplies relative to industry capacity as well as production inefficiencies related to COVID-19 and a challenging labor environment, partially offset by a reduction in direct incremental expenses related to COVID-19 in fiscal 2021 as compared to fiscal 2020. Additionally, volatile market conditions resulted in net derivative losses of $90 million in fiscal 2021 and net derivative gains of $70 million in fiscal 2020, which were offset by the impacts of related physical purchase transactions.
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

Chicken Segment Results					in millions
	2021	2020	Change 2021 vs. 2020	2019	Change 2020 vs. 2019
Sales	$13,733	$13,234	$499	$13,300	$(66)
Sales Volume Change			(3.3)%		0.1%
Average Sales Price Change			11.2%		(0.6)%
Operating Income (Loss)	$(625)	$122	$(747)	$621	$(499)
Operating Margin	(4.6)%	0.9%		4.7%
2021 vs. 2020 –
•Sales Volume – Sales volume decreased from the impacts associated with a decline in hatch rate, a challenging labor environment, disruptions due to severe weather in the second quarter of fiscal 2021 and an additional week in fiscal 2020.
•Average Sales Price – Average sales price increased due to favorable sales mix and inflationary market conditions. The change in average sales price for fiscal 2021 excludes a $545 million reduction of Sales from the recognition of legal contingency accruals.
•Operating Income (Loss) – Operating income decreased primarily due to a $626 million loss from the recognition of legal contingency accruals, $735 million of higher feed ingredient costs as compared to fiscal 2020, increased supply chain costs, $23 million of expenses related to a fire at a production facility, decline in hatch rate and disruptions due to severe weather, partially offset by favorable product mix, reduced direct incremental expense associated with COVID-19 and $65 million of net derivative gains in fiscal 2021 as compared to $50 million of net derivative losses in fiscal 2020.
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
•Operating Income (Loss) – Operating income decreased in fiscal 2020 primarily from market conditions, unfavorable product mix, as well as production inefficiencies and direct incremental expenses related to COVID-19. Operating income was also impacted by $34 million in restructuring costs incurred in fiscal 2020.

Prepared Foods Segment Results				in millions
	2021	2020	Change 2021 vs. 2020	2019	Change 2020 vs. 2019
Sales	$8,853	$8,532	$321	$8,418	$114
Sales Volume Change			(5.4)%		(1.9)%
Average Sales Price Change			9.2%		3.3%
Operating Income	$1,456	$743	$713	$843	$(100)
Operating Margin	16.4%	8.7%		10.0%
2021 vs. 2020 –
•Sales Volume – Sales volume decreased driven by lower production throughput primarily associated with a challenging labor and supply environment, reduced foodservice demand in the first half of fiscal 2021 and the impact of an additional week in fiscal 2020.
•Average Sales Price – Average sales price increased due to favorable product mix and inflation-justified pricing.
•Operating Income – Operating income increased due to the recognition of a $784 million gain on the sale of our pet treats business, lower commercial spend as well as favorable pricing and product mix. These impacts were partially offset by the impact of inflationary market conditions including a $520 million increase in raw material and other input costs during fiscal 2021, increased supply chain costs and a challenging labor environment.
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

International/Other Results				in millions
	2021	2020	Change 2021 vs. 2020	2019	Change 2020 vs. 2019
Sales	$1,990	$1,856	$134	$1,289	$567
Operating Loss	(3)	(2)	(1)	(7)	5
2021 vs. 2020 –
•Sales – Sales increased due to increased pricing from favorable product mix.
•Operating Loss – Operating loss increased slightly due to a $27 million charge related to the relocation of a production facility in China, partially offset by improved results in our international operations in fiscal 2021.
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

Cash Flows from Operating Activities		in millions
	2021	2020
Net income	$3,060	$2,071
Non-cash items in net income:
Depreciation and amortization	1,214	1,192
Deferred income taxes	(125)	18
Gain on disposition of business	(784)	—
Impairment of assets	60	48
Stock-based compensation expense	91	89
Other, net	(57)	(124)
Net changes in operating assets and liabilities	381	580
Net cash provided by operating activities	$3,840	$3,874
•Gain on disposition of business related to the sale of our pet treats business. For further description, refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 3: Acquisitions and Dispositions.
•Other, net included a $34 million defined benefit plan gain in fiscal 2021 and a $112 million gain related to pension plan terminations in fiscal 2020.
•Cash flows associated with changes in operating assets and liabilities:
•2021 – Decreased primarily from increased accounts receivable, accrued salaries, wages and benefits and inventories, offset by increased accounts payable, taxes payable and legal accruals. The increase in accounts receivable is largely due to the increase in sales. The increase in accrued salaries, wages and benefits is primarily due to increased incentive-based compensation. The increase in inventories is primarily due to increased livestock, raw material and grain costs. The increase in accounts payable is largely due to increased input costs as well as the timing of payments. The increase in taxes payable is driven by the timing of payments primarily related to the gain from the sale of our pet treats business in the fourth quarter of fiscal 2021. The increase in legal accruals is due primarily to legal contingencies recorded during fiscal 2021.
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

Cash Flows from Investing Activities		in millions
	2021	2020
Additions to property, plant and equipment	$(1,209)	$(1,199)
(Purchases of)/Proceeds from marketable securities, net	(2)	(18)
Proceeds from sale of businesses	1,188	29
Acquisitions of Equity Investments	(44)	(183)
Other, net	125	(52)
Net cash provided by (used for) investing activities	$58	$(1,423)
•Additions to property, plant and equipment included spending for production growth, safety and animal well-being, in addition to acquiring new equipment, infrastructure replacements and upgrades to maintain competitive standing and position us for future opportunities.
•Capital spending for fiscal 2022 is expected to approximate $2 billion and will include spending for capacity expansion and utilization, automation to alleviate labor challenges and brand and product innovation.
•Purchases of marketable securities included funding for our deferred compensation plans.
•Proceeds from sale of businesses related to the proceeds received from sale of our pet treats business in fiscal 2021 and the sale of a prepared foods business in fiscal 2020. For further description refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 3: Acquisitions and Dispositions.
•Acquisition of equity investments for fiscal 2021 related to the purchase of a 49% minority interest in a Malaysian producer of feed and poultry products, and for fiscal 2020, included the purchase of a 40% interest in a vertically integrated Brazilian poultry producer and a 50% interest in a joint venture serving the worldwide fats and oils market.
•Other, net for fiscal 2021 and fiscal 2020 primarily included changes in deposits for capital expenditures and for fiscal 2021, the receipt of $69 million related to split-dollar life insurance proceeds.

Cash Flows from Financing Activities		in millions
	2021	2020
Proceeds from issuance of debt	$585	$1,609
Payments on debt	(2,632)	(1,212)
Borrowings on revolving credit facility	—	1,210
Payments on revolving credit facility	—	(1,280)
Proceeds from issuance of commercial paper	—	14,272
Repayments of commercial paper	—	(15,271)
Purchases of Tyson Class A common stock	(67)	(207)
Dividends	(636)	(601)
Stock options exercised	41	30
Other, net	(22)	(18)
Net cash used for financing activities	$(2,731)	$(1,468)
•Proceeds from issuance of debt and borrowings/payments on revolving credit facility:
•2021 – During fiscal 2021, proceeds of $585 million from issuance of debt included $500 million of proceeds from the issuance of a term loan facility due March 2023.
•2020 – On March 27, 2020, we executed a new $1.5 billion term loan facility to repay our commercial paper, repay outstanding balances under our revolving credit facility and for general liquidity purposes.
•Payments on debt included:
•2021 – In February 2021, we repaid $750 million of the $1.5 billion outstanding under our revolving credit facility. On March 22, 2021, we executed a new $500 million term loan facility due March 2023. The Company used the proceeds of the new term loan, together with $250 million in cash on hand, to repay in full the remaining $750 million outstanding under the Company's existing $1.5 billion term loan facility due March 2022. On September 30, 2021, the Company used cash on hand to repay in full the $500 million term loan facility due March 2023. On July 23, 2021, we redeemed the $500 million outstanding balance of the Senior Notes due August 2021 using cash on hand.
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
•Purchases of Tyson Class A common stock included:
•$150 million for shares repurchased pursuant to our share repurchase program in fiscal 2020.
•$67 million and $57 million for shares repurchased to fund certain obligations under our equity compensation plans in fiscal 2021 and 2020, respectively.
•Dividends paid during fiscal 2021 included a 6% increase to our fiscal 2020 quarterly dividend rate.

Liquidity					in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available at October 2, 2021
Cash and cash equivalents					$2,507
Short-term investments					—
Revolving credit facility	September 2026	$2,250	$—	$—	2,250
Commercial Paper					—
Total liquidity					$4,757
•Liquidity includes cash and cash equivalents, short-term investments, and availability under our revolving credit facility, less outstanding commercial paper balance.
•At October 2, 2021, we had current debt and accrued legal contingencies of $1,067 million and $567 million, respectively, which we intend to pay with cash generated from our operating activities and other existing or new liquidity sources.
•The revolving credit facility supports our short-term funding needs and also serves to backstop our commercial paper program. We had no borrowings under the revolving credit facility during fiscal 2021. Under the terms of the facility, we have the option to establish incremental commitment increases of up to $500 million if certain conditions are met.
•We expect net interest expense will approximate $380 million for fiscal 2022.

•Our ratio of short-term assets to short-term liabilities ("current ratio") was 1.6 to 1 and 1.8 to 1 at October 2, 2021, and October 3, 2020, respectively. The decrease in fiscal 2021 was primarily due to increased accounts payable, current debt and legal contingency accruals, partially offset by increased cash, accounts receivable and inventories.
•At October 2, 2021, $464 million of our cash was held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. We manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. We intend to repatriate excess cash (net of applicable withholding taxes) not subject to regulatory requirements and to indefinitely reinvest outside of the United States the remainder of cash held by foreign subsidiaries. We do not expect the regulatory restrictions or taxes on repatriation to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.
Capital Resources
Credit Facility
Cash flows from operating activities and cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $2.25 billion, to provide additional liquidity for working capital needs and to backstop our commercial paper program.
At October 2, 2021, amounts available for borrowing under our revolving credit facility totaled $2.25 billion. Our revolving credit facility is funded by a syndicate of 20 banks, with commitments ranging from $35 million to $175 million per bank.
Commercial Paper Program
Our commercial paper program provides a low-cost source of borrowing to fund general corporate purposes including working capital requirements. The maximum borrowing capacity under the commercial paper program is $1 billion. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. As of October 2, 2021, we had no commercial paper outstanding under this program. Our ability to access commercial paper in the future may be limited or its costs increased.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At October 2, 2021, and October 3, 2020, the ratio of our net debt to EBITDA was 1.2x and 2.3x, respectively. Refer to Other Key Financial Measures below for an explanation and reconciliation to comparable Generally Accepted Accounting Principles (“GAAP”) measures.
Credit Ratings
Revolving Credit Facility
S&P's applicable rating is "BBB+." Moody's applicable rating is "Baa2." The below table outlines the fees paid on the unused portion of the facility ("Facility Fee Rate") and letter of credit fees and borrowings ("All-in Borrowing Spread") that corresponds to the applicable ratings levels from S&P and Moody's.

Ratings Level (S&P/Moody's)	Facility Fee Rate	All-in Borrowing Spread
A-/A3/A- or above	0.090%	1.000%
BBB+/Baa1/BBB+	0.100%	1.125%
BBB/Baa2/BBB (current level)	0.125%	1.250%
BBB-/Baa3/BBB-	0.175%	1.375%
BB+/Ba1/BB+ or lower	0.225%	1.625%
In the event the ratings fall within different levels, the applicable rate will be based upon the higher of the two Levels or, if there is more than a one-notch split between the two Levels, then the Applicable Rate will be based upon the Level that is one Level below the higher Level.
Debt Covenants
Our revolving credit facility contains affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; make acquisitions and investments; dispose of or transfer assets; change the nature of our business; engage in certain transactions with affiliates; and enter into hedging transactions, in each case, subject to certain qualifications and exceptions. In addition, we are required to maintain a minimum interest expense coverage ratio.
Our senior notes also contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens; engage in certain sale/leaseback transactions; and engage in certain consolidations, mergers and sales of assets.
We were in compliance with all debt covenants at October 2, 2021 and expect that we will maintain compliance.

Pension Plans
As further described in Part II, Item 8, Notes to Consolidated Financial Statements, Note 16: Pensions and Other Postretirement Benefits, the funded status of our defined benefit pension plans is defined as the amount the projected benefit obligation exceeds the plan assets. The funded status of the plans is an underfunded position of $215 million at the end of fiscal 2021 as compared to an underfunded position of $234 million at the end of fiscal 2020. We expect to contribute approximately $14 million of cash to our pension plans in fiscal 2022 as compared to approximately $15 million in fiscal 2021. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements. As a result, the actual funding in fiscal 2022 may be different from the estimate.
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
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations as of October 2, 2021 (in millions):

	Payments Due by Period
	2022	2023-2024	2025-2026	2027 and thereafter	Total
Debt principal payments (1)	$1,069	$1,719	$828	$5,824	$9,440
Interest payments (2)	409	712	580	3,277	4,978
Guarantees (3)	24	15	34	26	99
Operating lease obligations (4)	162	214	116	61	553
Purchase obligations (5)	2,455	455	201	124	3,235
Capital expenditures (6)	1,610	727	—	—	2,337
Other long-term liabilities (7)	—	—	—	—	817
Total contractual commitments	$5,729	$3,842	$1,759	$9,312	$21,459
(1)In the event of a default on payment, acceleration of the principal payments could occur.
(2)Interest payments include interest on all outstanding debt. Payments are estimated for variable rate and variable term debt based on effective interest rates at October 2, 2021, and expected payment dates.
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
(4)For additional information regarding operating leases, refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 6: Leases.
(5)Amounts include agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligations amount included items, such as future purchase commitments for grains and livestock purchase contracts, that provide terms that meet the above criteria. For certain grain purchase commitments with a fixed quantity provision, we have assumed the future obligations under the commitment based on available commodity futures prices as published in observable active markets as of October 2, 2021. We have excluded future purchase commitments for contracts that do not meet these criteria. Purchase orders are not included in the table, as a purchase order is an authorization to purchase and is cancellable. Contracts for goods or services that contain termination clauses without penalty have also been excluded.
(6)Amounts include estimated amounts to complete buildings and equipment under construction as of October 2, 2021.
(7)Other long-term liabilities primarily consist of deferred compensation, deferred income, self-insurance and asset retirement obligations. Amount also consists of $134 million of payroll tax deferrals associated with the CARES Act, which we expect will be paid in fiscal 2023. We are unable to reliably estimate the amount and timing of the remaining payments beyond fiscal 2021; therefore, we have only included the total liability in the table above. We also have employee benefit obligations consisting of pensions and other postretirement benefits of $285 million that are excluded from the table above. A discussion of the Company's pension and postretirement plans, including funding matters, is included in Part II, Item 8, Notes to Consolidated Financial Statements, Note 16: Pensions and Other Postretirement Benefits.
In addition to the amounts shown above in the table, we have unrecognized tax benefits of $135 million and related interest and penalties of $49 million at October 2, 2021, recorded in Other long-term liabilities.
The potential maximum contractual obligation associated with our cash flow assistance programs at October 2, 2021, based on the estimated fair values of the livestock supplier’s net tangible assets on that date, aggregated to approximately $305 million. After analyzing residual credit risks and general market conditions, we had no allowance for these programs' estimated uncollectible receivables at October 2, 2021.

OTHER KEY FINANCIAL MEASURES
The following are other key financial measures used by the Company for the purposes of assessing performance and highlighting operational trends as well as our ability to generate earnings sufficient to service out debt:

in millions, except ratio data
	2021	2020	2019

Net income	$3,060	$2,071	$1,993
Less: Interest income	(8)	(10)	(11)
Add: Interest expense	428	485	462
Add: Income tax expense	981	593	381
Add: Depreciation	934	900	819
Add: Amortization (a)	261	278	267
EBITDA	$5,656	$4,317	$3,911

Total gross debt	$9,348	$11,339	$11,932
Less: Cash and cash equivalents	(2,507)	(1,420)	(484)
Less: Short-term investments	—	—	(1)
Total net debt	$6,841	$9,919	$11,447

Ratio Calculations:
Gross debt/EBITDA	1.7x	2.6x	3.1x
Net debt/EBITDA	1.2x	2.3x	2.9x
Return on invested capital (b)	13.3%	9.2%	9.7%
Total debt to capitalization (c)	34.4%	42.4%	45.8%
Book value per share (d)	$48.95	$42.25	$38.59
(a)Excludes the amortization of debt issuance and debt discount expense of $19 million, $14 million, $12 million for fiscal 2021, 2020 and 2019, respectively, as it is included in Interest expense.
(b)Return on invested capital is calculated by dividing after-tax operating income, calculated by applying the Company's effective tax rate to operating income, by the average of beginning and ending total debt and shareholders’ equity less cash and cash equivalents.
(c)For the total debt to capitalization calculation, capitalization is defined as total debt plus total shareholders’ equity.
(d)Book value per share is calculated by dividing shareholders’ equity by the sum of Class A and B shares outstanding.
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

CRITICAL ACCOUNTING ESTIMATES
The preparation of consolidated financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We have considered the impact of the global COVID-19 pandemic on our consolidated financial statements. In addition to the COVID-19 impacts we have already experienced, and continue to experience, there are likely to be future impacts, the ultimate extent of which is uncertain and largely subject to whether the severity worsens or duration lengthens. These impacts could include but may not be limited to risks and uncertainty related to worker availability, our ability to operate production facilities, demand-driven production facility closures, shifts in demand between sales channels and market volatility in our supply chain. Consequently, this may subject us to future risk of material goodwill, intangible and long-lived asset impairments, increased reserves for uncollectible accounts, and adjustments for inventory and market volatility for items subject to fair value measurements such as derivatives and investments. The following is a summary of certain accounting estimates we consider critical. These estimates require levels of subjectivity and judgment, which could result in actual results differing from our estimates.
Contingent liabilities
Description
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
Judgments and Uncertainties
Our contingent liabilities contain uncertainties because the eventual outcome will result from future events, and determination of current reserves requires estimates and judgments related to future changes in facts and circumstances, differing interpretations of the law and assessments of the amount of damages, and the effectiveness of strategies or other factors beyond our control.
Effect if Actual Results Differ From Assumptions
We have not made any material changes in the accounting methodology used to establish our contingent liabilities during the past three fiscal years. As set forth in Part II, Item 8, Notes to the Consolidated Financial Statements, Note 21: Commitments and Contingencies, we recognized $626 million of charges in fiscal 2021 from legal accruals related to our broiler antitrust civil litigation, broiler chicken grower litigation, and wage rate litigation based on our assessment of the likelihood and amount of probable losses. We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate our contingent liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material.
Revenue recognition
Description
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
Judgments and Uncertainties
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
Effect if Actual Results Differ From Assumptions
We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to recognize revenue. As noted above, estimates are made based on historical experience and other factors. Typically, programs that are offered have a short duration, and historically, the difference between actual experience compared to estimated redemptions and performance has not been significant to the quarterly or annual financial statements. However, if the level of redemption rates or performance were to vary significantly from estimates, we may be exposed to gains or losses that could be material. We have not made any material changes in the accounting methodology used to recognize revenue during the past three fiscal years.

Accrued self-insurance
Description
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
Judgments and Uncertainties
Our self-insurance liability contains uncertainties due to assumptions required and judgments used. Costs to settle our obligations, including legal and healthcare costs, could increase or decrease causing estimates of our self-insurance liability to change. Incident rates, including frequency and severity, could increase or decrease causing estimates in our self-insurance liability to change.
Effect if Actual Results Differ From Assumptions
We have not made any material changes in the accounting methodology used to establish our self-insurance liability during the past three fiscal years. We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate our self-insurance liability. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material. A 10% change in the actuarial estimate at October 2, 2021, would not have a significant impact on our liability.
Income taxes
Description
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
Judgments and Uncertainties
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
Effect if Actual Results Differ From Assumptions
Changes in tax laws and rates could affect recorded deferred tax assets and liabilities in the future. Other than those potential impacts, we do not believe there is a reasonable likelihood there will be a material change in the tax related balances or valuation allowances. However, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. To the extent we prevail in matters for which unrecognized tax benefit liabilities have been established, or are required to pay amounts in excess of our recorded unrecognized tax benefit liabilities, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of our cash and generally result in an increase in our effective tax rate in the period of resolution. A favorable tax settlement would generally be recognized as a reduction in our effective tax rate in the period of resolution.
Defined benefit pension plans
Description
We sponsor four defined benefit pension plans that provide retirement benefits to certain team members. We also participate in a multi-employer plan that provides defined benefits to certain team members covered by collective bargaining agreements. Such plans are usually administered by a board of trustees composed of the management of the participating companies and labor representatives. We use independent third-party actuaries to assist us in determining our pension obligations and net periodic benefit cost. We and the actuaries review assumptions that include estimates of the present value of the projected future pension payment to all plan participants, taking into consideration the likelihood of potential future events such as salary increases and demographic experience. We accumulate and amortize the effect of actuarial gains and losses over future periods. Net periodic benefit cost for the defined benefit pension plans was $11 million in fiscal 2021. The projected benefit obligation was $248 million at the end of fiscal 2021. Unrecognized actuarial loss was $40 million at the end of fiscal 2021. We currently expect net periodic benefit cost associated with our pension plans to be approximately $10 million in fiscal 2022. We expect to contribute approximately $14 million of cash to our pension plans in fiscal 2022. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements.

Judgments and Uncertainties
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
Effect if Actual Results Differ From Assumptions
We have not made any material changes in the accounting methodology used to establish our pension obligations and net periodic benefit cost during the past three fiscal years. We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate our pension obligations and net periodic benefit cost. However, if actual results are not consistent with our estimates or assumptions, they are accumulated and amortized over future periods and, therefore generally affect the net periodic benefit cost in future periods. A 1% change in the discount rate at October 2, 2021, would not have a significant impact on the projected benefit obligation or net periodic benefit cost. A 1% change in the return on plan assets at October 2, 2021, would not have a significant impact on net periodic benefit cost. The sensitivities reflect the impact of changing one assumption at a time with the remaining assumptions held constant. Economic factors and conditions often affect multiple assumptions simultaneously and the effect of changes in assumptions are not necessarily linear.
Impairment of goodwill and indefinite life intangible assets
Description
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
Judgments and Uncertainties
We estimate the fair value of our reporting units considering the use of various valuation techniques, with the primary technique being an income approach (discounted cash flow method) and another technique being a market approach (guideline public company method), which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. We include assumptions about sales growth, operating margins, discount rates and valuation multiples which consider our budgets, business plans, economic projections and marketplace data, and are believed to reflect market participant views which would exist in an exit transaction. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. Generally, we utilize operating margin assumptions based on future expectations, operating margins historically realized in the reporting units’ industries and industry marketplace valuation multiples.

Our Chicken segment reporting units had goodwill at October 2, 2021 of $3.3 billion. We generally assumed operating margins in future years would normalize over time as we believe this is consistent with market participant views in an exit transaction. Had we assumed future operating margins consistent with those realized in the current fiscal year, we would have failed the quantitative step of the annual impairment test, which may have resulted in a material goodwill impairment loss. The current year results were not indicative of future market participant expectations in an exit transaction primarily due to a decline in hatch rate, a challenging labor environment and market disruptions, which impacts we expect to be mostly temporary in nature. To pass the first step of the annual impairment test in fiscal 2021, projected long-term operating margins, utilizing the discounted cash flow method, had to exceed approximately 3.1% on a weighted average basis, which has been achieved in eight of the previous ten years. An increase in the discount rates of approximately 130 basis points on a weighted average basis would have caused the carrying values of our material Chicken reporting units to exceed their discounted cash flows' fair values.
Our International reporting units, which are presented in International/Other for segment presentation, had goodwill at October 2, 2021 of $0.4 billion, which originated from acquisitions in fiscal 2019 and fiscal 2018. We generally assumed operating margins in future years would increase as we continue to integrate recent acquisitions and implement our international growth strategy, as we believe this is consistent with market participant views in an exit transaction. Had we assumed future operating margins consistent with those realized in the current fiscal year, reporting units with goodwill totaling $0.2 billion at October 2, 2021 would have failed the quantitative step of the annual impairment test, which may have resulted in a material goodwill impairment loss. We are still integrating the recent acquisitions and executing our international and global business strategy, in addition to managing through the temporary impacts of COVID-19. To pass the first step of the annual impairment test in fiscal 2021, projected long-term operating margins, utilizing the discounted cash flow method, had to exceed 2%. An increase in the discount rates of approximately 50 basis points would have caused the carrying values of the International reporting units to exceed their discounted cash flows' fair values.
The fair value of our indefinite life intangible assets is calculated principally using multi-period excess earnings and relief-from-royalty valuation approaches, which uses significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy, and is believed to reflect market participant views which would exist in an exit transaction. Under these valuation approaches, we are required to make estimates and assumptions about sales growth, operating margins, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data.
Our impairment analysis contains uncertainties due to uncontrollable events that could positively or negatively impact the anticipated future economic and operating conditions.
Effect if Actual Results Differ From Assumptions
We have not made material changes in the accounting methodology used to evaluate impairment of goodwill and intangible assets during the last three years. During fiscal 2021, 2020 and 2019, all of our material reporting units and indefinite life intangible assets passed the impairment analysis.
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
All of our material reporting units’ estimated fair value exceeded their carrying value by more than 20% at the date of their most recent estimated fair value determination, other than the Chicken segment and International reporting units. Consequently, we do not currently consider any of our other material reporting units at significant risk of impairment.
Our fiscal 2021, 2020, and 2019 indefinite life intangible assets impairment analyses did not result in an impairment charge. All indefinite life intangible assets’ estimated fair value exceeded their carrying value by more than 20% at the date of their most recent estimated fair value determination. Consequently, we do not currently consider any of our material indefinite life intangible assets at significant risk of impairment.
Impairment of long-lived assets and definite life intangibles
Description
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
We recorded impairment charges related to long-lived assets and definite life intangibles of $60 million, $48 million and $94 million, in fiscal 2021, 2020 and 2019, respectively.

Judgments and Uncertainties
Our impairment analysis contains uncertainties due to judgment in assumptions, including useful lives and intended use of assets, observable market valuations, forecasted sales growth, operating margins, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data that reflects the risk inherent in future cash flows to determine fair value.
Effect if Actual Results Differ From Assumptions
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
Description
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
Judgments and Uncertainties
Significant judgment is often required in estimating the fair value of assets acquired and liabilities assumed, particularly intangible assets. We make estimates and assumptions about projected future cash flows including sales growth, operating margins, attrition rates, and discount rates based on historical results, business plans, expected synergies, perceived risk and marketplace data considering the perspective of marketplace participants.
Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may be considered to have indefinite useful lives.
Effect if Actual Results Differ From Assumptions
While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions, which could result in subsequent impairments. We had no material business combinations during fiscal 2021.
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

COMMODITIES RISK
We purchase certain commodities, such as grains and livestock in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily forwards and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. We generally do not hedge anticipated transactions beyond 18 months. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of October 2, 2021 and October 3, 2020, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted forward and option prices. The market risk exposure analysis included both derivatives designated as hedge instruments and derivatives not designated as hedge instruments.

Effect of 10% change in fair value	in millions
	2021	2020
Livestock:
Live Cattle	$42	$24
Lean Hogs	38	19
Grain:
Corn	24	23
Soybean Meal	26	28
INTEREST RATE RISK
At October 2, 2021, we had variable rate debt of $11 million with a weighted average interest rate of 3.0%. A hypothetical 10% increase in interest rates effective at October 2, 2021, and October 3, 2020, would have a minimal effect on interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At October 2, 2021, we had fixed-rate debt of $9,337 million with a weighted average interest rate of 4.49%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $154 million at October 2, 2021, and $108 million at October 3, 2020. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
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
FOREIGN CURRENCY RISK
We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Australian dollar, the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Malaysian ringgit, the Mexican peso, and the Thai baht. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates related to the foreign exchange forward and option contracts would have had a $13 million and $54 million impact on pretax income at October 2, 2021 and October 3, 2020, respectively.
CONCENTRATIONS OF CREDIT RISK
Our financial instruments exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to our large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At October 2, 2021 and October 3, 2020, 16.3% and 16.5%, respectively, of our net accounts receivable balance was due from Walmart Inc. No other single customer or customer group represented 10% or greater of net accounts receivable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three years ended October 2, 2021
	in millions, except per share data
	2021	2020	2019
Sales	$47,049	$43,185	$42,405
Cost of Sales	40,523	37,801	37,383
Gross Profit	6,526	5,384	5,022
Selling, General and Administrative	2,130	2,376	2,252
Operating Income	4,396	3,008	2,770
Other (Income) Expense:
Interest income	(8)	(10)	(11)
Interest expense	428	485	462
Other, net	(65)	(131)	(55)
Total Other (Income) Expense	355	344	396
Income before Income Taxes	4,041	2,664	2,374
Income Tax Expense	981	593	381
Net Income	3,060	2,071	1,993
Less: Net Income Attributable to Noncontrolling Interests	13	10	13
Net Income Attributable to Tyson	$3,047	$2,061	$1,980
Weighted Average Shares Outstanding:
Class A Basic	293	293	293
Class B Basic	70	70	70
Diluted	365	365	366
Net Income Per Share Attributable to Tyson:
Class A Basic	$8.57	$5.79	$5.56
Class B Basic	$7.70	$5.21	$4.99
Diluted	$8.34	$5.64	$5.40
See accompanying Notes to Consolidated Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three years ended October 2, 2021
	in millions
	2021	2020	2019
Net Income	$3,060	$2,071	$1,993
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	2	9	(15)
Investments	(1)	1	2
Currency translation	17	(29)	(23)
Postretirement benefits	(11)	(43)	(66)
Total Other Comprehensive Income (Loss), Net of Taxes	7	(62)	(102)
Comprehensive Income	3,067	2,009	1,891
Less: Comprehensive Income Attributable to Noncontrolling Interests	13	10	13
Comprehensive Income Attributable to Tyson	$3,054	$1,999	$1,878
See accompanying Notes to Consolidated Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED BALANCE SHEETS

October 2, 2021, and October 3, 2020
in millions, except share and per share data
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$2,507	$1,420
Accounts receivable, net	2,400	1,952
Inventories	4,382	3,859
Other current assets	533	367
Total Current Assets	9,822	7,598
Net Property, Plant and Equipment	7,837	7,596
Goodwill	10,549	10,899
Intangible Assets, net	6,519	6,774
Other Assets	1,582	1,589
Total Assets	$36,309	$34,456
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$1,067	$548
Accounts payable	2,225	1,876
Other current liabilities	3,033	1,810
Total Current Liabilities	6,325	4,234
Long-Term Debt	8,281	10,791
Deferred Income Taxes	2,195	2,317
Other Liabilities	1,654	1,728
Commitments and Contingencies (Note 21)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 378 million shares	38	38
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,486	4,433
Retained earnings	17,502	15,100
Accumulated other comprehensive gain (loss)	(172)	(179)
Treasury stock, at cost – 83 million shares at October 2, 2021 and October 3, 2020	(4,138)	(4,145)
Total Tyson Shareholders’ Equity	17,723	15,254
Noncontrolling Interests	131	132
Total Shareholders’ Equity	17,854	15,386
Total Liabilities and Shareholders’ Equity	$36,309	$34,456
See accompanying Notes to Consolidated Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Three years ended October 2, 2021
				in millions
	2021		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance at beginning and end of year	378	$38	378	$38	378	$38
Class B Common Stock:
Balance at beginning and end of year	70	7	70	7	70	7
Capital in Excess of Par Value:
Balance at beginning of year		4,433		4,378		4,387
Stock-based compensation and Other		53		55		(9)
Balance at end of year		4,486		4,433		4,378
Retained Earnings:
Balance at beginning of year		15,100		13,655		12,239
Net income attributable to Tyson		3,047		2,061		1,980
Dividends		(645)		(616)		(564)
Balance at end of year		17,502		15,100		13,655
Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of year		(179)		(117)		(15)
Other Comprehensive Income (Loss)		7		(62)		(102)
Balance at end of year		(172)		(179)		(117)
Treasury Stock:
Balance at beginning of year	83	(4,145)	82	(4,011)	82	(3,943)
Purchase of Class A common stock	1	(67)	2	(207)	4	(252)
Stock-based compensation	(1)	74	(1)	73	(4)	184
Balance at end of year	83	(4,138)	83	(4,145)	82	(4,011)
Total Shareholders’ Equity Attributable to Tyson		$17,723		$15,254		$13,950
Equity Attributable to Noncontrolling Interests:
Balance at beginning of year		$132		$144		$8
Net income attributable to noncontrolling interests		13		10		13
Distributions to noncontrolling interest		(8)		(13)		(3)
Business combination and other		(6)		(9)		126
Total Equity Attributable to Noncontrolling Interests		$131		$132		$144
Total Shareholders’ Equity		$17,854		$15,386		$14,094
See accompanying Notes to Consolidated Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three years ended October 2, 2021
	in millions
	2021	2020	2019
Cash Flows From Operating Activities:
Net income	$3,060	$2,071	$1,993
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	934	900	819
Amortization	280	292	279
Deferred income taxes	(125)	18	77
Gain on dispositions of businesses	(784)	—	(17)
Impairment of assets	60	48	94
Stock-based compensation expense	91	89	77
Other, net	(57)	(124)	(20)
(Increase) decrease in accounts receivable	(508)	191	(226)
(Increase) decrease in inventories	(567)	86	(157)
Increase (decrease) in accounts payable	351	(64)	(55)
Increase (decrease) in income taxes payable/receivable	421	62	(254)
Increase (decrease) in interest payable	(5)	(41)	47
Net changes in other operating assets and liabilities	689	346	(144)
Cash Provided by Operating Activities	3,840	3,874	2,513
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(1,209)	(1,199)	(1,259)
Purchases of marketable securities	(72)	(105)	(64)
Proceeds from sale of marketable securities	70	87	63
Acquisitions, net of cash acquired	—	—	(2,462)
Proceeds from sale of businesses	1,188	29	170
Acquisition of equity investments	(44)	(183)	—
Other, net	125	(52)	88
Cash Provided by (Used for) Investing Activities	58	(1,423)	(3,464)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	585	1,609	4,634
Payments on debt	(2,632)	(1,212)	(3,208)
Borrowings on revolving credit facility	—	1,210	1,135
Payments on revolving credit facility	—	(1,280)	(1,065)
Proceeds from issuance of commercial paper	—	14,272	17,722
Repayments of commercial paper	—	(15,271)	(17,327)
Purchases of Tyson Class A common stock	(67)	(207)	(252)
Dividends	(636)	(601)	(537)
Stock options exercised	41	30	99
Other, net	(22)	(18)	(30)
Cash Provided by (Used for) Financing Activities	(2,731)	(1,468)	1,171
Effect of Exchange Rate Change on Cash	4	(1)	(6)
Increase in Cash and Cash Equivalents and Restricted Cash	1,171	982	214
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	1,466	484	270
Cash and Cash Equivalents and Restricted Cash at End of Year	2,637	1,466	484
Less: Restricted Cash at End of Year	130	46	—
Cash and Cash Equivalents at End of Year	$2,507	$1,420	$484
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TYSON FOODS, INC.
NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
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
Fiscal Year
We utilize a 52- or 53-week accounting period ending on the Saturday closest to September 30. The Company’s accounting cycle resulted in a 52-week year for fiscal 2021 and fiscal 2019 and a 53-week year for fiscal 2020.
Cash and Cash Equivalents
Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as part of our cash management activity. The carrying values of these assets approximate their fair values. We primarily utilize a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts where funds are moved to, and several zero-balance disbursement accounts for funding payroll, accounts payable, livestock procurement, livestock grower payments, etc. As a result of our cash management system, checks issued, but not presented to the banks for payment, may result in negative book cash balances. These negative book cash balances are included in accounts payable and other current liabilities. Checks outstanding in excess of related book cash balances totaled approximately $120 million and $200 million at October 2, 2021, and October 3, 2020, respectively.
Accounts Receivable
We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated credit losses to reflect any loss anticipated on the accounts receivable balances and charged to the allowance for credit losses. We calculate this allowance based on our history of write-offs, future economic conditions, level of past due accounts, and relationships with and economic status of our customers. At October 2, 2021, and October 3, 2020, our allowance for credit losses was $25 million and $26 million, respectively. We generally do not have collateral for our receivables, but we do periodically evaluate the credit worthiness of our customers.
Inventories
Processed products, livestock and supplies and other are valued at the lower of cost or net realizable value. Cost includes purchased raw materials, live purchase costs, livestock growout costs (primarily feed, livestock grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories. In fiscal 2021 and fiscal 2020, the cost of inventories was determined by either the first-in, first-out (“FIFO”) method or the weighted-average method. The following table reflects the major components of inventory at October 2, 2021, and October 3, 2020 (in millions):

	2021	2020
Processed products	$2,426	$2,223
Livestock	1,215	977
Supplies and other	741	659
Total inventory	$4,382	$3,859
Property, Plant and Equipment
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

Goodwill and Intangible Assets
Definite life intangibles are initially recorded at fair value and amortized over the estimated period of benefit. Brands and trademarks are generally amortized using the straight-line method over 20 years or less. Customer relationships and supply arrangements are generally amortized over 7 to 30 years based on the pattern of revenue expected to be generated from the use of the asset. The gross cost and accumulated amortization of intangible assets are removed when the recorded amounts are fully amortized and the asset is no longer in use or the contract has expired. Amortization expense is generally recognized in selling, general, and administrative expense. We review the carrying value of definite life intangibles at each balance sheet date if indication of impairment exists. Recoverability is assessed using undiscounted cash flows based on historical results and current projections of earnings before interest, taxes, depreciation and amortization. We measure impairment as the excess of carrying value over the fair value of the definite life intangible asset. We use various valuation techniques to estimate fair value, with the primary techniques being discounted cash flows, relief-from-royalty and multi-period excess earnings valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under these valuation approaches, we are required to make estimates and assumptions about sales growth, operating margins, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data.
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
We estimate the fair value of our reporting units considering the use of various valuation techniques, with the primary technique being an income approach (discounted cash flow method), with another technique being a market approach (guideline public company method), which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. We include assumptions about sales growth, operating margins, discount rates and valuations multiples which consider our budgets, business plans, economic projections and marketplace data, and are believed to reflect market participant views which would exist in an exit transaction. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. Generally, we utilize operating margin assumptions based on future expectations, operating margins historically realized in the reporting units' industries and industry marketplace valuation multiples.
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
During fiscal 2021, 2020 and 2019, we determined none of our material reporting units' fair values were below its carrying value. All of our material reporting units’ estimated fair value exceeded their carrying value by more than 20% at the date of their most recent estimated fair value determination, other than our Chicken segment reporting units and International reporting units with goodwill totaling $3.3 billion and $0.2 billion, respectively, at October 2, 2021.
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
The fair value of our indefinite life intangible assets is calculated principally using multi-period excess earnings and relief-from-royalty valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy, and is believed to reflect market participant views which would exist in an exit transaction. Under these valuation approaches, we are required to make estimates and assumptions about sales growth, operating margins, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. During fiscal 2021, 2020 and 2019, we determined the fair value of each of our indefinite life intangible assets exceeded its carrying value. All of our indefinite life intangible assets’ estimated fair value exceeded their carrying value by more than 20% at the date of their most recent estimated fair value determination.

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
Recognition, measurement and presentation of expenses and cash flows arising from a lease will depend on classification as a finance or operating lease. Operating lease expense is recognized on a straight-line basis over the lease term, whereas the amortization of finance lease assets is recognized on a straight-line basis over the shorter of the estimated useful life of the underlying asset or the lease term. Operating lease expense and finance lease amortization are presented in Cost of Sales or Selling, General and Administrative in our Consolidated Statements of Income depending on the nature of the leased item. Interest expense on finance lease obligations is recorded over the lease term and is presented in Interest expense, based on the effective interest method. All operating lease cash payments and interest on finance leases are presented within Cash flows from operating activities and all finance lease principal payments are presented within cash flows from financing activities in our Consolidated Statements of Cash Flows.
Investments
We have investments in joint ventures and other entities. The equity method of accounting is used for entities in which we exercise significant influence but do not have a controlling interest or a variable interest in which we are the primary beneficiary. Under the equity method of accounting, the initial investment is recorded at cost and the investment is subsequently adjusted for its proportionate share of earnings or losses and dividends, including consideration of basis differences resulting from the difference between the initial carrying amount of the investment and the underlying equity in net assets, as applicable. Equity method investments totaled $350 million and $287 million at October 2, 2021 and October 3, 2020, respectively.
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

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is recorded in interest income. The cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of debt securities and declines in value due to credit-related factors are recorded on a net basis in other income. Interest and dividends on securities classified as available-for-sale are recorded in interest income.
Accrued Self-Insurance
We use a combination of insurance and self-insurance mechanisms in an effort to mitigate the potential liabilities for health and welfare, workers’ compensation, auto liability and general liability risks. Liabilities associated with our risks retained are estimated, in part, by considering claims experience, demographic factors, severity factors and other actuarial assumptions.
Other Current Liabilities
Other current liabilities at October 2, 2021, and October 3, 2020, include (in millions):

	2021	2020
Accrued salaries, wages and benefits	$897	$823
Taxes payable	729	152
Accrued current legal contingencies (a)	567	18
Other	840	817
Total other current liabilities	$3,033	$1,810
(a) As of October 2, 2021, $127 million of funds held in an escrow account for litigation settlements was included as restricted cash within Other current assets in the Consolidated Balance Sheets. As of October 3, 2020, no restricted cash was included within Other current assets in the Consolidated Balance Sheets
Defined Benefit Plans
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
Derivative Financial Instruments
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
Litigation Accruals
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
Advertising Expenses
Advertising expense is charged to operations in the period incurred and is recorded as selling, general and administrative expense. Advertising expense totaled $246 million, $283 million, and $276 million in fiscal 2021, 2020 and 2019, respectively.
Research and Development
Research and development costs are expensed as incurred. Research and development costs totaled $114 million, $98 million, $97 million in fiscal 2021, 2020 and 2019, respectively.
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
We use various models to determine the value of assets acquired such as net realizable value to value inventory, cost method and market approach to value property, relief-from-royalty and multi-period excess earnings to value intangibles, and discounted cash flow to value goodwill. We make estimates and assumptions about projected future cash flows including sales growth, operating margins, attrition rates, and discount rates based on historical results, business plans, expected synergies, perceived risk, and market place data considering the perspective of marketplace participants. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may be considered to have indefinite useful lives.
Use of Estimates
The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Risks and Uncertainties
We have considered the impact of the global novel coronavirus pandemic (“COVID-19” or “pandemic”) on our consolidated financial statements. In addition to the COVID-19 impacts already experienced, there likely will be future impacts, the extent of which is uncertain and largely subject to whether the severity worsens or duration lengthens. These impacts could include but may not be limited to risks and uncertainty related to worker availability, our ability to operate production facilities, demand-driven production facility idling, shifts in demand between sales channels and market volatility in our supply chain. Consequently, this may subject us to future risk of material goodwill, intangible and long-lived asset impairments, increased allowance for credit losses, and adjustments for inventory and market volatility for items subject to fair value measurements such as derivatives and investments.

Recently Issued Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued guidance that simplifies the accounting for debt with conversion options, revises the criteria for applying the derivative scope exception for contracts in an entity’s own equity, and improves the consistency for the calculation of earnings per share. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2021, our fiscal 2023. Early adoption is permitted for annual periods and interim periods within those annual periods beginning after December 15, 2020, our fiscal 2022. We early adopted this guidance as of the beginning of the first quarter of fiscal 2022 and it did not have an impact on our consolidated financial statements.
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
In December 2019, the FASB issued guidance that simplifies the accounting for income taxes by removing certain exceptions to general principles in Topic 740 and clarifies other general principles by adding certain requirements to Topic 740. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2020, our fiscal 2022. We adopted this guidance as of the beginning of the first quarter of fiscal 2022, and it did not have an impact on our consolidated financial statements.
NOTE 2: CHANGES IN ACCOUNTING PRINCIPLES
In June 2016, the FASB issued guidance that provides more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2019, our fiscal 2021. For available-for-sale debt securities previously impaired, the amendments should be applied prospectively; otherwise, the modified-retrospective transition method should be applied. We adopted this guidance in the first quarter of fiscal 2021 using the modified retrospective transition method. Prior periods were not adjusted and, based on our implementation assessment, no cumulative-effect adjustment was made to the opening balance of retained earnings. The adoption of this standard did not have a material impact on our consolidated financial statements. For further description of our policies for accounts receivable and investments refer to Note 1: Business and Summary of Significant Accounting Policies and to Note 14: Fair Value Measurements for available-for-sale debt securities.
NOTE 3: ACQUISITIONS AND DISPOSITIONS
Acquisitions
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
We used various valuation techniques to determine fair value, with the primary techniques being discounted cash flow, relief-from-royalty, market pricing multiple and multi-period excess earnings valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under these valuation approaches, we are required to make estimates and assumptions about sales growth, operating margins, attrition rates, royalty rates, EBITDA multiples, and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data.
Dispositions
In the second quarter of fiscal 2021, we initiated a plan to sell our pet treats business, which was included in our Prepared Foods segment. We completed the sale of this business on July 6, 2021 for $1.2 billion, subject to certain adjustments. As a result of the sale, we recorded a pretax gain of $784 million, or post tax gain of $510 million, which is reflected in Cost of Sales in our Consolidated Statement of Income for our fiscal 2021. The business had a net carrying value of $411 million which included $44 million of working capital consisting of inventory, accounts receivable and accounts payable, $17 million of property, plant and equipment and $350 million of goodwill. The goodwill is not deductible for tax purposes. The Company concluded the business was not a significant disposal and did not represent a strategic shift, and therefore was not classified as a discontinued operation for any of the periods presented.
We completed the sale of a chicken further processing facility acquired during the Keystone Foods acquisition on August 31, 2019 for $170 million net proceeds, which did not result in a significant gain or loss.

NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The following table reflects major categories of property, plant and equipment and accumulated depreciation at October 2, 2021, and October 3, 2020 (in millions):

	2021	2020
Land	$210	$196
Building and leasehold improvements	5,370	4,961
Machinery and equipment	9,507	9,013
Land improvements and other	453	420
Buildings and equipment under construction	976	991
	16,516	15,581
Less accumulated depreciation	8,679	7,985
Net property, plant and equipment	$7,837	$7,596
Approximately $2,337 million will be necessary to complete buildings and equipment under construction at October 2, 2021.
NOTE 5: GOODWILL AND INTANGIBLE ASSETS
The following table reflects goodwill activity for fiscal 2021 and 2020 (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Unallocated	Consolidated
Balance at September 28, 2019
Goodwill	$1,236	$423	$3,274	$6,134	$394	$—	$11,461
Accumulated impairment losses	(560)	—	—	—	(57)	—	(617)
	$676	$423	$3,274	$6,134	$337	$—	$10,844

Fiscal 2020 Activity:
Measurement period adjustments	$—	$—	$—	$—	$46	$—	$46
Currency translation and other	—	—	—	—	9	—	9
Balance at October 03, 2020
Goodwill	1,236	423	3,274	6,134	449	—	11,516
Accumulated impairment losses	(560)	—	—	—	(57)	—	(617)
	$676	$423	$3,274	$6,134	$392	$—	$10,899

Fiscal 2021 Activity:
Sale of pet treats business	$—	$—	$—	$(350)	$—	$—	$(350)
Balance at October 02, 2021
Goodwill	1,236	423	3,274	5,784	449	—	11,166
Accumulated impairment losses	(560)	—	—	—	(57)	—	(617)
	$676	$423	$3,274	$5,784	$392	$—	$10,549

The following table reflects intangible assets by type at October 2, 2021, and October 3, 2020 (in millions):

	2021	2020
Amortizable intangible assets:
Brands and trademarks	$951	$951
Customer relationships	2,390	2,388
Supply Arrangements	310	310
Patents, intellectual property and other	44	44
Land use rights	12	8
Total gross amortizable intangible assets	$3,707	$3,701
Less accumulated amortization	1,266	1,005
Total net amortizable intangible assets	$2,441	$2,696
Brands and trademarks not subject to amortization	4,078	4,078
Total intangible assets	$6,519	$6,774
Amortization expense of $261 million, $278 million and $267 million was recognized during fiscal 2021, 2020 and 2019, respectively. We estimate amortization expense on intangible assets for the next five fiscal years subsequent to October 2, 2021, will be: 2022 - $247 million; 2023 - $228 million; 2024 - $223 million; 2025 - $214 million; 2026 - $207 million.
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

	October 2, 2021	October 3, 2020
Other Assets	$531	$532
Other current liabilities	155	161
Other Liabilities	368	368
The components of lease costs were as follows (in millions):

	Twelve Months Ended
	October 2, 2021	October 3, 2020
Operating lease cost (a)	$183	$199
Variable lease cost (b)	473	451
Short-term lease cost	33	38
Total	$689	$688
(a) Sublease income is immaterial and not deducted from operating lease cost.
(b) Variable lease costs are determined based on volume of output received, flocks placed or other performance metrics.
Prior to the adoption of ASC 842, total rentals approximated $220 million in fiscal 2019.
Other operating lease information includes the following:

	Twelve Months Ended
	October 2, 2021	October 3, 2020
Operating cash outflows from operating leases (in millions)	$204	$211
ROU assets obtained in exchange for new operating lease liabilities (in millions)	$197	$167
Weighted-average remaining lease term	5 years	5 years
Weighted-average discount rate	2%	3%

At October 2, 2021, future maturities of operating leases were as follows (in millions):

Operating Lease Commitments
2022	$162
2023	121
2024	93
2025	69
2026	47
2027 and beyond	61
Total undiscounted operating lease payments	$553
Less: Imputed interest	30
Present value of total operating lease liabilities	$523
At October 2, 2021, our leases that had not yet commenced were not significant.
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
We recognized no restructuring and related charges in fiscal 2021. During fiscal 2020 we recognized restructuring and related charges of $77 million, consisting of $60 million of severance and team member related costs from the 2020 Program and $17 million of incremental costs to implement new technology from the 2017 Program. For fiscal 2020, we recorded $17 million in Cost of Sales from the 2020 Program, and we recorded $60 million in Selling, General and Administrative in our Consolidated Statements of Income, of which $43 million was related to the 2020 Program and $17 million was related to the 2017 Program.
For fiscal 2019 the restructuring and related charges related to the 2017 Program consisted of $41 million of incremental costs to implement new technology and accelerated depreciation of technology assets. These costs were recorded in Selling, General and Administrative in our Consolidated Statements of Income.
The following table reflects the pretax impact of restructuring and related charges during fiscal 2021, 2020 and 2019 and the charges to date, by reportable segment (in millions):

	2021	2020	2019	Total charges to date
Beef	$—	$9	$1	$22
Pork	—	3	1	8
Chicken	—	34	21	141
Prepared Foods	—	28	18	152
International/Other	—	3	—	4
Total restructuring and related charges, pretax	$—	$77	$41	$327
As the Company continues to evaluate its business strategies and long-term growth targets, additional restructuring activities may occur. Our restructuring liability was $5 million at October 2, 2021 and $37 million at October 3, 2020. The change in the restructuring liability was primarily due to payments of $32 million during fiscal 2021.

NOTE 8: DEBT
The following table reflects major components of debt as of October 2, 2021, and October 3, 2020 (in millions):

	2021	2020
Revolving credit facility	$—	$—
Commercial Paper	—	—
Senior notes:
2.25% Notes due August 2021	—	500
4.50% Senior notes due June 2022	1,000	1,000
3.90% Notes due September 2023	400	400
3.95% Notes due August 2024	1,250	1,250
4.00% Notes due March 2026 (“2026 Notes”)	800	800
3.55% Notes due June 2027	1,350	1,350
7.00% Notes due January 2028	18	18
4.35% Notes due March 2029 (“2029 Notes”)	1,000	1,000
6.13% Notes due November 2032	160	160
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	500	500
4.55% Notes due June 2047	750	750
5.10% Notes due September 2048 (“2048 Notes”)	1,500	1,500
Discount on senior notes	(42)	(45)
Term Loan facilities	—	1,500
Other	212	216
Unamortized debt issuance costs	(50)	(60)
Total debt	9,348	11,339
Less current debt	1,067	548
Total long-term debt	$8,281	$10,791
Annual maturities of debt for the five fiscal years subsequent to October 2, 2021 are: 2022 - $1,069 million; 2023 - $440 million; 2024 - $1,279 million; 2025 - $15 million; 2026 - $813 million.
Revolving Credit Facility and Letters of Credit
In September 2021, we amended our existing credit facility which, among other things, increased our line of credit from $1.75 billion to $2.25 billion with the option to establish incremental commitment increases of up to $500 million if certain conditions are met. This revolving credit facility supports short-term funding needs and serves as a backstop to our commercial paper program. The facility will mature and the commitments thereunder will terminate in September 2026 with options for two one-year extensions. Amounts available for borrowing under this facility totaled $2.25 billion at October 2, 2021. At October 2, 2021, we had no borrowings and no outstanding letters of credit issued under this facility. At October 2, 2021 we had $94 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs and other legal obligations. In the future, if any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility.
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured short-term promissory notes up to an aggregate maximum principal amount of $1 billion. As of October 2, 2021, we had no commercial paper outstanding. Our ability to access commercial paper in the future may be limited or its costs increased.
Term Loan Facilities
On March 27, 2020, we executed a $1.5 billion term loan facility to refinance our commercial paper, repay outstanding balances under our revolving credit facility and for general liquidity purposes. In February 2021, we repaid $750 million of the $1.5 billion outstanding. On March 22, 2021, we executed a new $500 million term loan facility due March 2023. The Company used the proceeds of the new term loan, together with $250 million in cash on hand, to repay in full the remaining $750 million outstanding under the Company's existing $1.5 billion term loan facility due March 2022. On September 30, 2021, the Company used cash on hand to repay in full the $500 million term loan facility due March 2023.

August 2021 Notes
On July 23, 2021, we redeemed the $500 million outstanding balance of the Senior Notes due August 2021 using cash on hand.
Debt Covenants
Our revolving credit facility contains affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; make acquisitions and investments; dispose of or transfer assets; change the nature of our business; engage in certain transactions with affiliates; and enter into hedging transactions, in each case, subject to certain qualifications and exceptions. In addition, we are required to maintain a minimum interest expense coverage ratio.
Our senior notes also contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens; engage in certain sale/leaseback transactions; and engage in certain consolidations, mergers and sales of assets.
We were in compliance with all debt covenants at October 2, 2021.
NOTE 9: EQUITY
Capital Stock
We have two classes of capital stock, Class A Common stock, $0.10 par value (“Class A stock”) and Class B Common Stock, $0.10 par value (“Class B stock”). Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share, while holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of October 2, 2021, Tyson Limited Partnership (the “TLP”) owned 99.985% of the outstanding shares of Class B stock and the TLP and members of the Tyson family owned, in the aggregate, 2.28% of the outstanding shares of Class A stock, giving them, collectively, control of approximately 71.04% of the total voting power of the outstanding voting stock.
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
Dividends
Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. We pay quarterly cash dividends to Class A and Class B shareholders. We paid Class A dividends per share of $1.78, $1.68, and $1.50 in fiscal 2021, 2020, and 2019, respectively. We paid Class B dividends per share of $1.60, $1.51, and $1.35 in fiscal 2021, 2020, and 2019, respectively. Effective November 12, 2021, the Board of Directors increased the quarterly dividend previously declared on August 12, 2021, to $0.46 per share on our Class A stock and $0.414 per share on our Class B stock. The increased quarterly dividend is payable on December 15, 2021, to shareholders of record at the close of business on December 1, 2021.
Share Repurchases
As of October 2, 2021, 18.9 million shares remained available for repurchase under the Company's share repurchase program. The program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans.
A summary of cumulative share repurchases of our Class A stock for fiscal 2021, 2020 and 2019 is as follows (in millions):

	October 2, 2021		October 3, 2020		September 28, 2019
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	—	$—	1.8	$150	2.3	$150
To fund certain obligations under equity compensation plans	0.9	67	0.7	57	1.4	102
Total share repurchases	0.9	$67	2.5	$207	3.7	$252

NOTE 10: INCOME TAXES
Detail of the provision for income taxes from continuing operations consists of the following (in millions):

	2021	2020	2019
Federal	$791	$477	$314
State	163	98	38
Foreign	27	18	29
	$981	$593	$381

Current	$1,106	$575	$304
Deferred	(125)	18	77
	$981	$593	$381
The reasons for the difference between the statutory federal income tax rate and our effective income tax rate from continuing operations are as follows:

	2021	2020	2019
Federal income tax rate	21.0%	21.0%	21.0%
State income taxes	3.3	2.9	2.8
Unrecognized tax benefits, net	(0.4)	(0.1)	(6.7)
Foreign-derived intangible income deduction	(1.1)	(0.6)	(0.3)
Goodwill	1.8	—	—
Other	(0.3)	(0.9)	(0.7)
	24.3%	22.3%	16.1%
During fiscal 2021, state tax expense, net of federal benefit, was $135 million, and the tax benefit from foreign-derived intangible income deduction was $44 million. Non-deductible goodwill associated with the sale of our pet treats business increased the effective tax rate by 1.8%.
During fiscal 2020, state tax expense, net of federal benefit, was $78 million.
During fiscal 2019, changes in unrecognized tax benefits decreased tax expense by $160 million, and state tax expense, excluding changes in unrecognized tax benefits and net of federal tax benefit, was $66 million.
Approximately $3,963 million, $2,605 million and $2,275 million of income from continuing operations before income taxes for fiscal 2021, 2020 and 2019, respectively, were from our operations based in the United States.
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
The tax effects of major items recorded as deferred tax assets and liabilities as of October 2, 2021, and October 3, 2020, are as follows (in millions):

	2021		2020
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$990	$—	$923
Intangible assets	—	1,564	—	1,591
ROU assets	—	158	—	154
Accrued expenses	558	—	341	—
Lease liabilities	133	—	129	—
Net operating loss and other carryforwards	167	—	137	—
Other	79	251	149	265
	$937	$2,963	$756	$2,933
Valuation allowance	$(151)		$(127)
Net deferred tax liability		$2,177		$2,304

At October 2, 2021, our gross state net operating loss carryforwards approximated $1,118 million, of which $1,020 million expire in fiscal years 2022 through 2042, and the remainder has no expiration. Gross foreign net operating loss carryforwards approximated $307 million, of which $122 million expire in fiscal years 2022 through 2033, and the remainder has no expiration. We also have tax credit carryforwards of approximately $40 million which expire in fiscal years 2022 through 2035.
We have accumulated undistributed earnings of foreign subsidiaries aggregating approximately $419 million and $318 million at October 2, 2021, and October 3, 2020, respectively. Dividends after December 31, 2017 from foreign subsidiaries are generally not subject to U.S. federal income taxes. As a result, our intention is that excess cash held by our foreign subsidiaries that is not subject to regulatory restrictions will be repatriated net of applicable withholding taxes which are expected to be immaterial. The remainder of accumulated undistributed earnings are expected to be indefinitely reinvested outside of the United States. If these earnings were distributed in the form of dividends or otherwise, we could be subject to state income taxes and withholding taxes payable to various foreign countries. Due to the uncertainty of the manner in which the undistributed earnings would be brought back to the United States and the tax laws in effect at that time, it is not currently practicable to estimate the tax liability that might be payable on the repatriation of these foreign earnings; however, we do not expect any tax due to be material.
The following table summarizes the activity related to our gross unrecognized tax benefits at October 2, 2021, October 3, 2020, and September 28, 2019 (in millions):

	2021	2020	2019
Balance as of the beginning of the year	$165	$169	$308
Increases related to current year tax positions	25	21	20
Increases related to prior year tax positions	7	5	21
Reductions related to prior year tax positions	(7)	(9)	(17)
Reductions related to settlements	(1)	(3)	(9)
Reductions related to expirations of statutes of limitations	(37)	(18)	(154)
Balance as of the end of the year	$152	$165	$169
The amount of unrecognized tax benefits, if recognized, that would impact our effective tax rate was $111 million at October 2, 2021 and $118 million at October 3, 2020. We classify interest and penalties on unrecognized tax benefits as income tax expense. At October 2, 2021, and October 3, 2020, before tax benefits, we had $49 million and $51 million, respectively, of accrued interest and penalties on unrecognized tax benefits.
As of October 2, 2021, certain United States federal income tax returns are subject to examination for fiscal years 2013 through 2020. We are also subject to income tax examinations by major state and foreign jurisdictions for fiscal years 2015 through 2020 and 2016 through 2020, respectively. We do not expect material changes to our unrecognized tax benefits during the next twelve months.
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

NOTE 12: EARNINGS PER SHARE
The earnings and weighted average common shares used in the computation of basic and diluted earnings per share are as follows (in millions, except per share data):

	2021	2020	2019
Numerator:
Net income	$3,060	$2,071	$1,993
Less: Net income attributable to noncontrolling interests	13	10	13
Net income attributable to Tyson	3,047	2,061	1,980
Less dividends declared:
Class A	532	508	465
Class B	113	108	99
Undistributed earnings	$2,402	$1,445	$1,416

Class A undistributed earnings	$1,977	$1,189	$1,166
Class B undistributed earnings	425	256	250
Total undistributed earnings	$2,402	$1,445	$1,416

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	293	293	293
Class B weighted average shares, and shares under if-converted method for diluted earnings per share	70	70	70
Effect of dilutive securities:
Stock options and restricted stock	2	2	3
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	365	365	366

Net Income Per Share Attributable to Tyson:
Class A Basic	$8.57	$5.79	$5.56
Class B Basic	$7.70	$5.21	$4.99
Diluted	$8.34	$5.64	$5.40
Dividends Declared Per Share:
Class A	$1.805	$1.725	$1.575
Class B	$1.625	$1.553	$1.418
Approximately 4 million, 2 million, and 1 million of our stock-based compensation shares were antidilutive for fiscal 2021, 2020, and 2019. These shares were not included in the dilutive earnings per share calculation.
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

NOTE 13: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors' Audit Committee. These programs and risks are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize various industry-standard models that take into account the implicit cost of hedging. Credit risks associated with our derivative contracts are not significant as we minimize counterparty exposure by dealing with credit-worthy counterparties and utilizing exchange traded instruments, margin accounts or letters of credit. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at October 2, 2021.
We had the following aggregated outstanding notional amounts related to our derivative financial instruments (in millions, except soybean meal tons):

	Metric	October 2, 2021	October 3, 2020
Commodity:
Corn	Bushels	37	43
Soybean Meal	Tons	1,026,733	428,300
Live Cattle	Pounds	417	234
Lean Hogs	Pounds	413	283
Foreign Currency	United States dollar	$130	$536
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
Cash Flow Hedges
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes as well as interest rates to our variable rate debt. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant during fiscal 2021, 2020 and 2019. As of October 2, 2021, we have $15 million of realized losses related to treasury rate locks in connection with the issuance of the 2026, 2029 and 2048 Notes, which will be reclassified to earnings over the lives of these notes. During fiscal 2021, 2020 and 2019, we did not reclassify significant pretax gains or losses into earnings as a result of the discontinuance of cash flow hedges. The following table sets forth the pretax impact of cash flow hedge derivative instruments in Other Comprehensive Income (in millions):

Gain (Loss) Recognized in OCI on Derivatives	2021	2020	2019
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$—	$(17)	$(15)
Interest rate hedges	—	—	(24)
Total	$—	$(17)	$(39)

Fair Value Hedges
We designate certain derivative contracts as fair value hedges of firm commitments to purchase livestock for harvest. Our objective of these hedges is to minimize the risk of changes in fair value created by fluctuations in commodity prices associated with fixed price livestock firm commitments. For these derivative instruments we designate and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the same period. We include the gain or loss on the hedged items (i.e., livestock purchase firm commitments) in the same line item, Cost of Sales, as the offsetting gain or loss on the related livestock forward position. Ineffectiveness related to our fair value hedges was not significant during fiscal 2021, 2020 and 2019. The carrying amount of fair value hedge (assets) liabilities as of fiscal 2021, 2020 and 2019 were as follows (in millions):

Consolidated Balance Sheets Classification	2021	2020	2019
Inventory	$(6)	$6	$(19)
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
Reclassification to Earnings
The following table sets forth the total amounts of each income and expense line item presented in the Consolidated Statements of Income in which the effects of hedges are recorded (in millions):

Consolidated Statements of Income Classification	2021	2020	2019
Cost of Sales	$40,523	$37,801	$37,383
Interest Expense	428	485	462
Other, net	(65)	(131)	(55)
The following table sets forth the pretax impact of the cash flow, fair value and undesignated derivative instruments in the Consolidated Statements of Income (in millions):

Consolidated Statements of Income Classification		2021	2020	2019
Sales	Gain (Loss) on derivatives not designated as hedging instruments:
	Commodity contracts	$—	$—	$(23)

Cost of Sales	Gain (Loss) on cash flow hedges reclassified from OCI to Earnings:
	Commodity contracts	$(1)	$(24)	$(18)
	Gain (Loss) on fair value hedges:
	Commodity contracts (a)	(55)	135	42
	Gain (Loss) on derivatives not designated as hedging instruments:
	Commodity contracts	70	(103)	2
Total		$14	$8	$26

Interest Expense	Gain (Loss) on cash flow hedges reclassified from OCI to Earnings:
	Interest rate contracts	$(1)	$(6)	$(1)

Other, net	Gain (Loss) on derivatives not designated as hedging instruments:
	Foreign exchange contracts	$(5)	$(5)	$8
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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

October 2, 2021	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$18	$—	$(10)	$8
Undesignated	—	169	—	(89)	80
Available for sale securities:
Current	—	—	—	—	—
Other assets:
Available for sale securities:
Non-current	—	61	48	—	109
Deferred compensation assets	14	397	—	—	411
Total assets	$14	$645	$48	$(99)	$608

Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$12	$—	$(12)	$—
Undesignated	—	159	—	(143)	16
Total liabilities	$—	$171	$—	$(155)	$16

October 3, 2020	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$4	$—	$(2)	$2
Undesignated	—	96	—	(51)	45
Available for sale securities:
Current	—	—	—	—	—
Other Assets:
Available for sale securities:
Non-current	—	55	53	—	108
Deferred Compensation assets	19	336	—	—	355
Total assets	$19	$491	$53	$(53)	$510

Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$10	$—	$(10)	$—
Undesignated	—	74	—	(59)	15
Total liabilities	$—	$84	$—	$(69)	$15
(a) Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. Additionally, at October 2, 2021, and October 3, 2020, we had $56 million and $16 million respectively, of net cash collateral posted with various counterparties where master netting arrangements exist and held no cash collateral.
The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	October 2, 2021	October 3, 2020
Balance at beginning of year	$53	$52
Total realized and unrealized gains (losses):
Included in earnings	—	—
Included in other comprehensive income (loss)	(1)	1
Purchases	20	17
Issuances	—	—
Settlements	(24)	(17)
Balance at end of year	$48	$53
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
Available for Sale Securities
Our investments in marketable debt securities are classified as available-for-sale and are reported at fair value based on pricing models and quoted market prices adjusted for credit and non-performance risk. Short-term investments with maturities of less than 12 months are included in Other current assets in the Consolidated Balance Sheets and primarily include certificates of deposit and commercial paper. All other marketable debt securities are included in Other Assets in the Consolidated Balance Sheets and have maturities ranging up to 48 years.

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
The following table sets forth our available-for-sale securities' amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	October 2, 2021			October 3, 2020
	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)
Available for Sale Securities:
Debt Securities:
United States Treasury and Agency	$61	$61	$—	$55	$55	$—
Corporate and Asset-Backed	47	48	1	51	53	2
Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are due to credit or noncredit factors. Losses on debt securities where we have the intent, or will more than likely be required, to sell the security prior to recovery, would be recorded as a direct write-off of amortized cost basis through earnings. Losses on debt securities where we do not have the intent, or would not more than likely be required to sell the security prior to recovery, would be further evaluated to determine whether the loss is credit or non-credit related. Credit-related losses would be recorded through an allowance for credit losses through earnings and non-credit related losses through OCI.
We consider many factors in determining whether a loss is credit-related, including the financial condition and near-term prospects of the issuer, borrower repayment characteristics for asset-backed securities, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no direct write-offs or allowances for credit losses in earnings in fiscal 2021 and fiscal 2020.
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
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	October 2, 2021		October 3, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$10,810	$9,348	$12,982	$11,339

Concentrations of Credit Risk
Our financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At October 2, 2021, and October 3, 2020, 16.3% and 16.5%, respectively, of our net accounts receivable balance was due from Walmart Inc. No other single customer or customer group represented greater than 10% of net accounts receivable.
NOTE 15: STOCK-BASED COMPENSATION
We issue shares under our stock-based compensation plans by issuing Class A stock from treasury. The total number of shares available for future grant under the Tyson Foods, Inc. 2000 Stock Incentive Plan (“Incentive Plan”) was 9,463,920 at October 2, 2021.
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

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding, October 3, 2020	5,951,473	$62.86
Exercised	(830,493)	50.27
Forfeited or expired	(536,634)	71.01
Granted	2,622,680	63.17
Outstanding, October 2, 2021	7,207,026	$63.82	7.0	$121

Exercisable, October 2, 2021	4,214,559	$60.55	5.8	$82
The weighted average grant-date fair value of options granted in fiscal 2021, 2020 and 2019 was $11.03, $16.77 and $11.35, respectively. The fair value of each option grant is established on the date of grant using a binomial lattice method. We use historical volatility for a period of time comparable to the expected life of the option to determine volatility assumptions. Expected life is calculated based on the contractual term of each grant and takes into account the historical exercise and termination behavior of participants. Risk-free interest rates are based on the five-year Treasury bond rate. Assumptions used in the fair value calculation are as of the grant dates and are outlined in the following table.

	2021	2020	2019
Expected life (in years)	4.3	4.3	4.3
Risk-free interest rate	0.3%	1.6%	2.8%
Expected volatility	32.2%	25.7%	25.4%
Expected dividend yield	3.4%	2.0%	2.5%
We recognized stock-based compensation expense related to stock options, net of income taxes, of $19 million, $16 million and $16 million for fiscal 2021, 2020 and 2019, respectively. The related tax benefit for fiscal 2021, 2020 and 2019 was $4 million, $4 million and $3 million, respectively. We had 1.9 million, 1.3 million and 1.2 million options vest in fiscal 2021, 2020 and 2019, respectively, with a grant date fair value of $25 million, $17 million and $18 million, respectively.
In fiscal 2021, 2020 and 2019, we received cash of $41 million, $30 million and $99 million, respectively, for the exercise of stock options. Shares are issued from treasury for stock option exercises. The related tax benefit realized from stock options exercised during fiscal 2021, 2020 and 2019, was $5 million, $6 million and $21 million, respectively. The total intrinsic value of options exercised in fiscal 2021, 2020 and 2019, was $20 million, $21 million and $79 million, respectively. Cash flows resulting from tax deductions in excess of the compensation cost of those options (excess tax deductions) are classified as financing cash flows. We realized $2 million, $4 million and $14 million related to excess tax deductions during fiscal 2021, 2020 and 2019, respectively.
As of October 2, 2021, we had $21 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 1.4 years.

Restricted Stock
We issue restricted stock at the market value as of the date of grant, with restrictions expiring over periods through fiscal 2024. Unearned compensation is recognized over the vesting period for the particular grant using a straight-line method.

	Number of Shares	Weighted Average Grant- Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Nonvested, October 3, 2020	1,662,409	$74.79
Granted	1,001,876	63.11
Dividends	16,777	62.03
Vested	(481,648)	77.04
Forfeited	(225,279)	68.90
Nonvested, October 2, 2021	1,974,135	$68.88	1.3	$155
As of October 2, 2021, we had $46 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted average period of 1.8 years.
We recognized stock-based compensation expense related to restricted stock, net of income taxes, of $35 million, $36 million and $26 million for fiscal 2021, 2020 and 2019, respectively. The related tax benefit for fiscal 2021, 2020 and 2019 was $9 million, $9 million and $8 million, respectively. We had 0.5 million, 0.6 million and 0.5 million restricted stock awards vest in fiscal 2021, 2020 and 2019, respectively, with a grant date fair value of $37 million, $34 million and $29 million, respectively.
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

	Number of Shares	Weighted Average Grant- Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Nonvested, October 3, 2020	1,963,137	$57.62
Granted	976,210	45.78
Vested	(167,546)	78.28
Forfeited	(716,233)	53.84
Nonvested, October 2, 2021	2,055,568	$51.63	1.2	$161
We recognized stock-based compensation expense related to performance shares, net of income taxes, of $19 million, $18 million and $16 million for fiscal 2021, 2020 and 2019, respectively. The related tax benefit for fiscal 2021, 2020 and 2019 was $4 million, $4 million and $4 million, respectively. As of October 2, 2021, we had $31 million of total unrecognized compensation based upon our progress toward the attainment of criteria related to performance-based share awards that will be recognized over a weighted average period of 1.8 years.

NOTE 16: PENSIONS AND OTHER POSTRETIREMENT BENEFITS
At October 2, 2021, we had four defined benefit pension plans consisting of one frozen and noncontributory funded qualified plan and three unfunded non-qualified plans. The benefits provided under these plans are based on a formula using years of service and either a specified benefit rate or compensation level. The non-qualified defined benefit plans are for certain officers and use a formula based on years of service and final average salary. We also have other postretirement benefit plans for which substantially all of our team members may receive benefits if they satisfy applicable eligibility criteria. The postretirement healthcare plans are contributory with participants’ contributions adjusted when deemed necessary.
We have defined contribution retirement programs for various groups of team members. We recognized expenses of $106 million, $103 million and $97 million in fiscal 2021, 2020 and 2019, respectively.
We use a fiscal year end measurement date for our defined benefit plans and other postretirement plans. We recognize the effect of actuarial gains and losses into earnings immediately for other postretirement plans rather than amortizing the effect over future periods. Other postretirement benefits include postretirement medical costs and life insurance.
During fiscal 2019, we issued a notice of intent to terminate three qualified pension plans. The settlements of the terminated plans occurred during fiscal 2020, through purchased annuities, and we incurred settlement gains of approximately $112 million related to the plan terminations, recorded in Other, net in our Consolidated Statements of Income. No significant contributions to purchase annuities at the time of settlement were necessary. Due to favorable annuity pricing at the time of settlement, approximately $52 million in residual plan assets remained in the plan following the annuity purchase. A portion of these funds were transferred to a qualified replacement plan during fiscal 2020, with the remaining funds transferred in the first quarter of fiscal 2021.
During fiscal 2021, we amended one of the Company's other postretirement benefit plans, which resulted in the recognition of a gain of $34 million, recorded in Other, net in our Consolidated Statements of Income
Benefit Obligations and Funded Status
The following table provides a reconciliation of the changes in the plans’ benefit obligations, assets and funded status at October 2, 2021, and October 3, 2020 (in millions):

					in millions
	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2021	2020	2021	2020	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$31	$1,478	$238	$239	$74	$77
Service cost	—	—	—	—	2	2
Interest cost	—	14	6	8	1	1
Plan amendments	—	—	—	—	(8)	(6)
Actuarial (gain)/loss	—	—	(4)	5	(1)	4
Benefits paid	(1)	(38)	(12)	(14)	(3)	(4)
Benefits Paid Due to Settlement	—	—	(2)	—	—	—
Plan Terminations	(2)	(1,423)	(6)	—	—	—
Benefit obligation at end of year	28	31	220	238	65	74
Change in plan assets
Fair value of plan assets at beginning of year	35	1,477	—	—	—	—
Actual return on plan assets	1	(14)	—	—	—	—
Employer contributions	1	7	14	12	3	4
Benefits paid	(1)	(38)	(12)	(12)	(3)	(4)
Benefits Paid Due to Settlement	—	—	(2)	—	—	—
Plan Terminations	(3)	(1,397)	—	—	—	—
Fair value of plan assets at end of year	33	35	—	—	—	—
Funded status	$5	$4	$(220)	$(238)	$(65)	$(74)

Amounts recognized in the Consolidated Balance Sheets consist of (in millions):

	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2021	2020	2021	2020	2021	2020
Other assets	$5	$4	$—	$—	$—	$—
Other current liabilities	—	—	(13)	(12)	(3)	(3)
Other liabilities	—	—	(207)	(226)	(62)	(71)
Total assets (liabilities)	$5	$4	$(220)	$(238)	$(65)	$(74)
Amounts recognized in Accumulated Other Comprehensive Income consist of (in millions):

	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2021	2020	2021	2020	2021	2020
Accumulated other comprehensive (income)/loss:
Actuarial (gain) loss	$4	$4	$36	$45	$18	$24
Prior service (credit) cost	—	—	2	3	(5)	(37)
Total accumulated other comprehensive (income)/loss:	$4	$4	$38	$48	$13	$(13)
We had three pension plans at October 2, 2021 and four pension plans at October 3, 2020, that had an accumulated benefit obligation in excess of plan assets. Plans with accumulated benefit obligations in excess of plan assets are as follows (in millions):

	Pension Benefits
	Qualified		Non-Qualified
	2021	2020	2021	2020
Projected benefit obligation	$—	$—	$220	$238
Accumulated benefit obligation	—	—	220	238
Fair value of plan assets	—	—	—	—
The accumulated benefit obligation for all qualified pension plans was $28 million and $31 million at October 2, 2021, and October 3, 2020, respectively.
Net Periodic Benefit Cost (Credit)
Components of net periodic benefit cost (credit) for pension and postretirement benefit plans recognized in the Consolidated Statements of Income are as follows (in millions):

	Pension Benefits						Other Postretirement
	Qualified			Non-Qualified			Benefits
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Service cost	$—	$—	$—	$—	$—	$1	$2	$2	$2
Interest cost	—	14	56	6	8	9	1	1	1
Expected return on plan assets	—	(17)	(57)	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	1	1	1	(2)	(6)	(2)
Recognized actuarial loss (gain), net	—	—	(1)	4	3	2	—	4	5
Recognized settlement loss (gain)	—	(112)	19	—	—	—	(34)	—	—
Net periodic benefit cost (credit)	$—	$(115)	$17	$11	$12	$13	$(33)	$1	$6
Each of the components other than the service cost component were recorded in the Consolidated Statements of Income in Other, net. As of October 2, 2021, we expect no amounts to be reclassified into earnings within the next 12 months related to net periodic benefit cost (credit) for the qualified pension plans. As of October 2, 2021, the amounts expected to be reclassified into earnings within the next 12 months related to net periodic benefit cost (credit) for the non-qualified pension plans and the other postretirement benefit plans are not significant.

Assumptions
Weighted average assumptions are as follows:

	Pension Benefits						Other Postretirement
	Qualified			Non-Qualified			Benefits
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Discount rate to determine net periodic benefit cost	1.70%	3.23%	4.26%	2.63%	3.19%	4.31%	1.95%	2.68%	3.99%
Discount rate to determine benefit obligations	2.00%	1.70%	3.23%	2.83%	2.63%	3.16%	2.07%	1.95%	2.68%
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Expected return on plan assets	1.70%	3.50%	3.50%	n/a	n/a	n/a	n/a	n/a	n/a
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
We have eight other postretirement benefit plans, of which five are healthcare and life insurance related. Two of these plans, with benefit obligations totaling $14 million at October 2, 2021, were not impacted by healthcare cost trend rates as one consists of fixed annual payments and one is life insurance related. One of the healthcare plans, with benefit obligations less than $1 million at October 2, 2021, was not impacted by healthcare cost trend rates due to previous plan amendments. The remaining two plans, with benefit obligations totaling $1 million and $4 million, at October 2, 2021, utilized assumed healthcare cost trend rates of 6.6% and 6.3%, respectively. The healthcare cost trend rates for the two plans will be grading down to an ultimate rate of 4.5% in 2027 and 2029, respectively.
Plan Assets
Plan assets at October 2, 2021 were not significant.
Contributions
Our policy is to fund at least the minimum contribution required to meet applicable federal employee benefit and local tax laws. In our sole discretion, we may from time to time fund additional amounts. Expected contributions to pension plans for fiscal 2022 are approximately $14 million. For fiscal 2021, 2020 and 2019, we funded $15 million, $19 million and $13 million, respectively, to pension plans.
Estimated Future Benefit Payments
The following benefit payments are expected to be paid (in millions):

	Pension Benefits		Other Postretirement
	Qualified	Non-Qualified	Benefits
2022	$1	$13	$3
2023	2	13	3
2024	1	13	3
2025	—	13	2
2026	—	13	3
2027-2031	4	62	7
The above benefit payments for other postretirement benefit plans are not expected to be offset by Medicare Part D subsidies in fiscal 2022.

Multi-Employer Plan
Additionally, we participate in one multi-employer plan that provides defined benefits to certain team members covered by collective bargaining agreements. Such plans are usually administered by a board of trustees composed of the management of the participating companies and labor representatives.
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
The net pension cost of the plan is equal to the annual contributions determined in accordance with the provisions of negotiated labor contracts. Contributions to the plan were $1 million in fiscal 2021 and fiscal 2020. Assets contributed to such plans are not segregated or otherwise restricted to provide benefits only to our team members. The future cost of the plans is dependent on a number of factors including the funded status of the plans and the ability of the other participating companies to meet ongoing funding obligations.
Our participation in the multi-employer plan for fiscal 2021 is outlined below. The EIN/Pension Plan Number column provides the Employer Identification Number ("EIN") and the three-digit plan number. The most recent Pension Protection Act ("PPA") zone status available in fiscal 2021 and fiscal 2020 is for the plan's year beginning January 1, 2021, and 2020, respectively. The zone status is based on information that we have received from the plan and is certified by the plan's actuaries. Among other factors, plans in the red zone are generally less than 65 percent funded. Plans that are critical and declining status are projected to have an accumulated funding deficiency. The FIP/RP Status column indicates plans for which a financial improvement plan ("FIP") or rehabilitation plan ("RP") is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject. During fiscal 2020, we initiated our withdrawal from the Pension Fund of Local 227, which was acquired in conjunction with our acquisition of Keystone Foods. As a result of our withdrawal from the Pension Fund of Local 227, we recorded a $1 million termination liability.
In addition to regular contributions, we could be obligated to pay additional contributions (known as complete or partial withdrawal liabilities) if it has unfunded vested benefits.

		PPA Zone Status		FIP/RP Status	Contributions (in millions)			Surcharge Imposed
Pension Fund Plan Name	EIN/Pension Plan Number	2021	2020	Implemented	2021	2020	2019	2021	Expiration Date of Collective Bargaining Agreement
Bakery and Confectionery Union and Industry International Pension Fund	52-6118572/001	Red	Red	Nov 2012	$1	$1	$1	10%	2024-08-02
NOTE 17: COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive loss are as follows (in millions):

	2021	2020
Accumulated other comprehensive income (loss), net of taxes:
Unrealized net hedging loss	$(13)	$(15)
Unrealized net gain (loss) on investments	1	2
Currency translation adjustment	(119)	(136)
Postretirement benefits reserve adjustments	(41)	(30)
Total accumulated other comprehensive income (loss)	$(172)	$(179)

The before and after tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	2021			2020			2019
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax

Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to interest expense	$1	$—	$1	$6	$(2)	$4	$1	$—	$1
(Gain) loss reclassified to cost of sales	1	—	1	24	(7)	17	18	(5)	13
Unrealized gain (loss)	—	—	—	(17)	5	(12)	(39)	10	(29)

Investments:
Unrealized gain (loss)	(1)	—	(1)	1	—	1	3	(1)	2

Currency translation:
Translation adjustment	17	—	17	(29)	—	(29)	(23)	—	(23)

Postretirement benefits:
Unrealized gain (loss)	10	(2)	8	1	—	1	(114)	31	(83)
Pension settlement reclassified to other (income) expense	(26)	7	(19)	(58)	14	(44)	23	(6)	17
Total other comprehensive income (loss)	$2	$5	$7	$(72)	$10	$(62)	$(131)	$29	$(102)
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

We allocate expenses related to corporate activities to the segments, except for third-party merger and integration costs of $2 million, $5 million and $36 million in fiscal 2021, 2020 and 2019, respectively, and corporate overhead related to Tyson New Ventures, LLC, which are included in International/Other. Intersegment sales transactions, which were at market price, are included in the segment sales in the table below. Assets and additions to property, plant and equipment relating to corporate activities remain in International/Other.
Information on segments and a reconciliation to income from continuing operations before income taxes are as follows (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Intersegment Sales	Consolidated
Fiscal 2021
Sales	$17,999	$6,277	$13,733	$8,853	$1,990	$(1,803)	$47,049
Operating Income (Loss)	3,240	328	(625)	1,456	(3)		4,396
Total Other (Income) Expense							355
Income before Income Taxes							4,041
Depreciation and amortization	108	61	564	385	77		1,195
Total Assets	3,678	1,583	11,373	14,630	5,045		36,309
Additions to property, plant and equipment	246	100	518	237	108		1,209
Fiscal 2020
Sales	$15,742	$5,128	$13,234	$8,532	$1,856	$(1,307)	$43,185
Operating Income (Loss)	1,580	565	122	743	(2)		3,008
Total Other (Income) Expense							344
Income before Income Taxes							2,664
Depreciation and amortization	106	56	553	398	65		1,178
Total Assets	3,223	1,516	11,028	14,883	3,806		34,456
Additions to property, plant and equipment	219	117	577	211	75		1,199
Fiscal 2019
Sales	$15,828	$4,932	$13,300	$8,418	$1,289	$(1,362)	$42,405
Operating Income (Loss)	1,050	263	621	843	(7)		2,770
Total Other (Income) Expense							396
Income before Income Taxes							2,374
Depreciation and amortization	97	47	513	397	32		1,086
Total Assets	2,958	1,372	10,807	15,138	2,643		32,918
Additions to property, plant and equipment	133	128	637	246	115		1,259
Our largest customer, Walmart Inc., accounted for 18.3%, 18.7% and 16.9% of consolidated sales in fiscal 2021, 2020 and 2019, respectively. Sales to Walmart Inc. were included in all the segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations.
The majority of our operations are domiciled in the United States. Approximately 95%, 95% and 96% of sales to external customers for fiscal 2021, 2020 and 2019, respectively, were sourced from the United States. Approximately $25.1 billion and $25.6 billion of long-lived assets were located in the United States at October 2, 2021, and October 3, 2020, respectively. Excluding goodwill and intangible assets, long-lived assets located in the United States totaled approximately $8.7 billion and $8.5 billion at October 2, 2021, and October 3, 2020, respectively. Approximately $1,369 million and $1,287 million of long-lived assets were located in foreign locations, primarily Brazil, China, the European Union, New Zealand and Thailand at October 2, 2021, and October 3, 2020, respectively. Excluding goodwill and intangible assets, long-lived assets in foreign countries totaled approximately $745 million and $648 million at October 2, 2021, and October 3, 2020, respectively.
We sell certain products in foreign markets, primarily Australia, Canada, Central America, Chile, China, the European Union, the United Kingdom, Japan, Mexico, Malaysia, the Middle East, South Korea, Taiwan and Thailand. Our export sales from the United States totaled $4.9 billion, $4.0 billion and $4.1 billion for fiscal 2021, 2020 and 2019, respectively. Substantially all of our export sales are facilitated through unaffiliated brokers, marketing associations and foreign sales staffs. Sales of products produced in a country other than the United States were less than 10% of consolidated sales for each of fiscal 2021, 2020 and 2019.

The following tables further disaggregate our sales to customers by major distribution channels (in millions):

	Twelve months ended October 2, 2021
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$8,779	$4,326	$2,720	$1,719	$455	$17,999
Pork	1,787	474	1,173	1,563	1,280	6,277
Chicken	6,112	5,566	770	1,217	68	13,733
Prepared Foods	5,231	3,311	140	171	—	8,853
International/Other	—	—	1,990	—	—	1,990
Intersegment	—	—	—	—	(1,803)	(1,803)
Total	$21,909	$13,677	$6,793	$4,670	$—	$47,049

	Twelve months ended October 3, 2020
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$8,155	$3,669	$2,183	$1,345	$390	$15,742
Pork	1,590	403	1,026	1,244	865	5,128
Chicken	5,935	4,892	642	1,713	52	13,234
Prepared Foods	5,137	3,090	126	179	—	8,532
International/Other	—	—	1,856	—	—	1,856
Intersegment	—	—	—	—	(1,307)	(1,307)
Total	$20,817	$12,054	$5,833	$4,481	$—	$43,185

	Twelve months ended September 28, 2019
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$7,420	$4,151	$2,426	$1,420	$411	$15,828
Pork	1,415	400	890	1,334	893	4,932
Chicken	5,637	5,138	690	1,777	58	13,300
Prepared Foods	4,793	3,270	104	251	—	8,418
International/Other	—	—	1,289	—	—	1,289
Intersegment	—	—	—	—	(1,362)	(1,362)
Total	$19,265	$12,959	$5,399	$4,782	$—	$42,405
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
(d) Includes sales to industrial food processing companies that further process our product to sell to end consumers and any remaining sales not included in the Retail, Foodservice or International categories. For fiscal 2021, the Chicken segment included a $545 million reduction in Other due to the recognition of legal contingency accruals.
NOTE 19: SUPPLEMENTAL CASH FLOWS INFORMATION
The following table summarizes cash payments for interest and income taxes (in millions):

	2021	2020	2019
Interest, net of amounts capitalized	$444	$536	$419
Income taxes, net of refunds	683	511	557

NOTE 20: TRANSACTIONS WITH RELATED PARTIES
We have related party leases for two wastewater facilities with an entity owned by the Donald J. Tyson Revocable Trust (for which Mr. John Tyson, Chairman of the Company, is a trustee), Berry Street Waste Water Treatment Plant, LP (90% of which is owned by the Tyson Limited Partnership), and the sisters of Mr. Tyson. As of October 2, 2021 and October 3, 2020, one lease was classified as a finance lease with a debt balance of $7 million which is primarily recognized as Long-term debt in our Consolidated Balance Sheet. The other lease was classified as an operating lease with a lease liability balance of $3 million and no balance as of October 2, 2021 and October 3, 2020, respectively, which is primarily recognized within Other Liabilities in our Consolidated Balance Sheet. Total payments of approximately $1 million in each of fiscal 2021, 2020 and 2019 were paid to lease the facilities.
As of October 2, 2021, the TLP, of which John Tyson and director Barbara Tyson are general partners, owned 70 million shares, or 99.985% of our outstanding Class B stock and, along with the members of the Tyson family, owned 6.7 million shares of Class A stock, giving it control of approximately 71.04% of the total voting power of our outstanding voting stock.
In fiscal 2021, 2020 and 2019, the Company provided administrative services to the Tyson Limited Partnership, the beneficial owner of 70 million shares of Class B stock, and the Tyson Limited Partnership, through TLP Investment, L.P., reimbursed the Company $0.2 million in fiscal 2021 and fiscal 2020 and $0.3 million in fiscal 2019.
NOTE 21: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of grower loans, which are substantially collateralized by the underlying assets. The remaining terms of the underlying obligations cover periods up to 9 years, and the maximum potential amount of future payments as of October 2, 2021, was $11 million. The likelihood of material payments under these guarantees is not considered probable. At October 2, 2021, and October 3, 2020, no significant liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our potential maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum obligation as of October 2, 2021, was approximately $305 million. The total receivables under these programs were $5 million and $29 million at October 2, 2021 and October 3, 2020, respectively. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we had no allowance for these programs' estimated uncollectible receivables at October 2, 2021, and October 3, 2020.
When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. These funds are generally considered restricted cash, which is reported in the Consolidated Balance Sheets in Other Assets, and totaled $3 million and $46 million at October 2, 2021 and October 3, 2020, respectively. Additionally, under certain agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At October 2, 2021, total amounts under these types of arrangements totaled $609 million.
Additionally, we enter into other purchase commitments for various items such as grains, livestock contracts and variable livestock grower commitments that are estimable, which at October 2, 2021 were (in millions):

Purchase Obligations
2022	$2,455
2023	280
2024	175
2025	117
2026	84
2027 and beyond	124
Total	$3,235

Contingencies
In the normal course of business, we are involved in various claims, lawsuits, investigations and legal proceedings, including those specifically identified below. Each quarter, we determine whether to accrue for loss contingencies based on our assessment of whether the potential loss is probable, reasonably possible or remote and to the extent a loss is probable, whether it is reasonably estimable. We record accruals in the Company's Consolidated Financial Statements for matters that we conclude are probable and the financial impact is reasonably estimable. Regardless of the manner of resolution, frequently the most significant changes in the status of a matter may occur over a short time period, often following a lengthy period of little substantive activity. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters. Listed below are certain claims made against the Company for which the magnitude of the potential exposure could be material to the Company’s Consolidated Financial Statements.
Broiler Antitrust Civil Litigation
Beginning in September 2016, a series of purported federal class action lawsuits styled In re Broiler Chicken Antitrust Litigation (the “Broiler Antitrust Civil Litigation”) were filed in the United States District Court for the Northern District of Illinois against us and certain of our poultry subsidiaries, as well as several other poultry processing companies. The operative complaints, which have been amended throughout the litigation, contain allegations that, among other things, assert that beginning in January 2008, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of broiler chickens in violation of United States antitrust laws. The plaintiffs also allege that defendants “manipulated and artificially inflated a widely used Broiler price index, the Georgia Dock.” The plaintiffs further allege that the defendants concealed this conduct from the plaintiffs and the members of the putative classes. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. In addition, the complaints on behalf of the putative classes of indirect purchasers include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. Since the original filing, certain putative class members have opted out of the matter and are proceeding with individual direct actions making similar claims, and others may do so in the future.
Settlements
On January 19, 2021, we announced that we had reached agreement to settle certain class claims related to the Broiler Antitrust Civil Litigation. Settlement terms were reached with the putative Direct Purchaser Plaintiff Class, the putative Commercial and Institutional Indirect Purchaser Plaintiff Class and the putative End-User Plaintiff Class (collectively, the “Classes”). Under the terms of the settlements, we have agreed to pay the Classes an aggregate amount of $221.5 million in settlement of all outstanding claims brought by the Classes. On February 23, 2021, March 22, 2021 and October 15, 2021, the Court granted preliminary approval of the settlements with the putative Direct Purchaser Plaintiff Class, the putative End-User Plaintiff Class and the putative Commercial and Institutional Indirect Purchaser Plaintiff Class, respectively. On June 29, 2021, the Court granted final approval to the settlement with the Direct Purchaser Plaintiff Class. The settlements with the putative Commercial and Institutional Indirect Purchaser Plaintiff Class and the End-User Plaintiff Class remain subject to final court approval. The foregoing settlements do not settle claims made by plaintiffs who opt out of the Classes in the Broiler Antitrust Civil Litigation. In the first quarter of fiscal 2021, the Company recorded an aggregate legal contingency accrual of $320 million for the above-referenced settlements and to resolve the remaining claims brought by opt-out plaintiffs.
In the third quarter of fiscal 2021, the Company accrued an additional $225 million for the estimated costs to resolve the remaining claims brought by opt-out plaintiffs, bringing the total recorded legal contingency accrual for claims related to this matter to $545 million, which amount includes our existing settlements. This amount reflects an estimate of the probable losses with respect to claims in the Broiler Antitrust Civil Litigation and bid-rigging claims of potentially affected parties identified by the DOJ in the indictments noted below. We are currently pursuing settlement discussions with the remaining opt-out plaintiffs with respect to the remaining claims. While we do not admit any liability as part of the settlements, we believe that the settlements were in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation. In the fourth quarter of fiscal 2021, the Company reduced its total recorded legal contingency accrual by $80 million for amounts it had paid related to this matter in connection with the Court’s granting of the final approval to the settlement with the Direct Purchaser Plaintiff Class noted above. Accordingly, at October 2, 2021, the legal contingency accrual for claims related to this matter was $465 million.

Government Investigations
U.S. Department of Justice (“DOJ”) Antitrust Division. On June 21, 2019, the DOJ filed a motion to intervene and sought a limited stay of discovery in the Broiler Antitrust Civil Litigation, which the court granted in part. Subsequently, we received a grand jury subpoena from the DOJ seeking additional documents and information related to the chicken industry. On June 2, 2020 a grand jury for the District of Colorado returned an indictment charging four individual executives employed by two other poultry processing companies with conspiracy to engage in bid-rigging in violation of federal antitrust laws. On June 10, 2020, we announced that we uncovered information in connection with the grand jury subpoena that we had previously self-reported to the DOJ and have been fully cooperating with the DOJ as part of our application for leniency under the DOJ's Corporate Leniency Program. Subsequently, the DOJ has announced indictments against additional individuals, as well as other poultry processing companies, and alleging a conspiracy to fix prices and rig bids for broiler chicken products from at least 2012 until at least early 2019. In August 2021, the Company was granted conditional leniency by the DOJ for the matters we self-reported, which means that provided the Company continues to fully cooperate with the DOJ, neither the Company nor any of our cooperating employees will face prosecution or criminal fines or penalties. We continue to fully cooperate with the DOJ in connection with the ongoing federal antitrust investigation.
State Matters. The Offices of the Attorney General in New Mexico, Alaska and Washington have filed complaints against us and certain of our poultry subsidiaries, as well as several other poultry processing companies and Agri Stats, Inc., an information services provider (“Agri Stats”). The complaints are based on allegations similar to those asserted in the Broiler Antitrust Civil Litigation and allege violations of state antitrust, unfair trade practice, and unjust enrichment laws. The Company has not recorded any liability for the foregoing matters as of October 2, 2021 as it does not believe a loss is probable or reasonably estimable at this time because the proceedings are in preliminary stages. In addition, we are cooperating with various state governmental agencies and officials, including the Offices of the Attorney General for Florida and Louisiana, investigating or otherwise seeking information, testimony and/or documents, regarding the conduct alleged in the Broiler Antitrust Civil Litigation and related matters.
Broiler Chicken Grower Litigation
On January 27, 2017 and March 26, 2017, putative class action complaints were filed against us and certain of our poultry subsidiaries, as well as several other vertically integrated poultry processing companies, in the United States District Court for the Eastern District of Oklahoma styled In re Broiler Chicken Grower Litigation. The plaintiffs allege, among other things, that the defendants colluded not to compete for broiler raising services “with the purpose and effect of fixing, maintaining, and/or stabilizing grower compensation below competitive levels.” The plaintiffs also allege that the defendants “agreed to share detailed data on [g]rower compensation with one another, with the purpose and effect of artificially depressing [g]rower compensation below competitive levels.” The plaintiffs contend these alleged acts constitute violations of the Sherman Antitrust Act and Section 202 of the Grain Inspection, Packers and Stockyards Act of 1921. The plaintiffs are seeking treble damages, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative class. Additional named plaintiffs filed similar class action complaints in federal district courts in North Carolina, Colorado, Kansas and California. All actions were subsequently consolidated in the Eastern District of Oklahoma. In June 2021, we reached an agreement to settle with the putative class of broiler chicken farmers all claims raised in this consolidated action on terms not material to the Company for which the Company recorded an accrual in its Consolidated Financial Statements as of October 2, 2021. On August 23, 2021, the Court granted preliminary approval of the settlement, and a final fairness hearing is scheduled for February 18, 2022.
Pork Antitrust Litigation
Beginning June 18, 2018, a series of putative class action complaints were filed against us and certain of our pork subsidiaries, as well as several other pork processing companies, in the United States District Court for the District of Minnesota styled In re Pork Antitrust Litigation (the "Pork Antitrust Civil Litigation"). The plaintiffs allege, among other things, that beginning in January 2009, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork and pork products in violation of federal antitrust laws. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. Since the original filing, certain putative class members have opted out of the matter and are proceeding with individual direct actions making similar claims, and others may do so in the future. The Company has not recorded any liability for this matter as of October 2, 2021 as it does not believe a loss is probable or reasonably estimable because the Company believes that it has valid and meritorious defenses against the allegations and because the classes have not yet been defined or certified by the court.
The Offices of the Attorney General in New Mexico and Alaska have filed complaints against us and certain of our pork subsidiaries, as well as several other pork processing companies and Agri Stats. The complaints are based on allegations similar to those asserted in the Pork Antitrust Civil Litigation and allege violations of state antitrust, unfair trade practice, and unjust enrichment laws based on allegations of conspiracies to exchange information and manipulate the supply of pork. The Company has not recorded any liability for the foregoing matters as of October 2, 2021 as it does not believe a loss is probable or reasonably estimable at this time because the proceedings are in preliminary stages.

Beef Antitrust Litigation
On April 23, 2019, a putative class action complaint was filed against us and our beef and pork subsidiary, Tyson Fresh Meats, Inc., as well as other beef packer defendants, in the United States District Court for the Northern District of Illinois. The plaintiffs allege that the defendants engaged in a conspiracy from January 2015 to the present to reduce fed cattle prices in violation of federal antitrust laws, the Grain Inspection, Packers and Stockyards Act of 1921, and the Commodities Exchange Act by periodically reducing their slaughter volumes so as to reduce demand for fed cattle, curtailing their purchases and slaughters of cash-purchased cattle during those same periods, coordinating their procurement practices for fed cattle settled on a cash basis, importing foreign cattle at a loss so as to reduce domestic demand, and closing and idling plants. In addition, the plaintiffs also allege the defendants colluded to manipulate live cattle futures and options traded on the Chicago Mercantile Exchange. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. Other similar lawsuits were filed by cattle ranchers in other district courts which were then transferred to the United States District Court for the District of Minnesota and consolidated and styled as In Re Cattle Antitrust Litigation. On February 18, 2021, we moved to dismiss the amended complaints, and on September 23, 2021, the court granted the motion with respect to certain state law claims but denied the motion with respect to the plaintiffs’ federal antitrust claims. The Company has not recorded any liability for this matter as of October 2, 2021 as it does not believe a loss is probable or reasonably estimable at this time because the Company believes that it has valid and meritorious defenses against the allegations and because the classes have not yet been defined or certified by the court.
On April 26, 2019, a putative class of indirect purchasers filed a class action complaint against us, other beef packers, and Agri Stats in the United States District Court for the District of Minnesota. The plaintiffs allege that the packer defendants conspired to reduce slaughter capacity by closing or idling plants, limiting their purchases of cash cattle, coordinating their procurement of cash cattle, and reducing their slaughter numbers so as to reduce beef output, all in order to artificially raise prices of beef. The plaintiffs seek, among other things, damages under state antitrust and consumer protection statutes and the common law of approximately 30 states, as well as injunctive relief. The indirect consumer purchaser litigation is styled Peterson v. JBS USA Food Company Holdings, et al. Additional complaints have been filed on behalf of a putative class of direct purchasers of beef containing allegations of violations of Section 1 of the Sherman Act based on an alleged conspiracy to artificially fix, raise, and stabilize the wholesale price for beef, as well as on behalf of a putative class of commercial and institutional indirect purchasers of beef containing allegations of violations of Section 1 of the Sherman Act, various state antitrust laws and unjust enrichment based on an alleged conspiracy to artificially inflate the price for beef. On September 28, 2020, the court granted our motion to dismiss the complaint. On December 28, 2020, the plaintiffs filed amended complaints. On February 18, 2021, we moved to dismiss the amended complaints, and on September 23, 2021, the court granted the motion with respect to certain state law claims but denied the motion with respect to the plaintiffs’ federal antitrust claims. Since the original filing, certain putative class members have opted out of the matter and are proceeding with individual direct actions making similar claims, and others may do so in the future. The Company has not recorded any liability for this matter as of October 2, 2021 as it does not believe a loss is probable or reasonably estimable at this time because the Company believes that it has valid and meritorious defenses against the allegations and because the classes have not yet been defined or certified by the court.
On May 22, 2020, December 23, 2020 and October 29, 2021, we received civil investigative demands ("CIDs") from DOJ's Antitrust Division. The CIDs request information related to the fed cattle and beef packing markets. We have been cooperating with the DOJ's Antitrust Division with respect to the CIDs. The Offices of the Attorney General for multiple states are participating in the investigation and coordinating with the DOJ.
Wage Rate Litigation
On August 30, 2019, a putative class of non-supervisory production and maintenance employees at chicken processing plants in the continental United States filed class action complaints against us and certain of our subsidiaries, as well as several other poultry processing companies, in the United States District Court for the District of Maryland. The plaintiffs allege that the defendants directly and through a wage survey and benchmarking service exchanged information regarding labor rates in an effort to depress and fix the rates of wages for non-supervisory production and maintenance workers in violation of federal antitrust laws. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. Additional lawsuits s making similar allegations were consolidated including an amended consolidated complaint containing additional allegations concerning turkey processing plants naming additional defendants. We moved to dismiss the amended consolidated complaint. On September 16, 2020, the court dismissed claims against us and certain other defendants without prejudice because the complaint improperly grouped together corporate subsidiaries. The court otherwise denied the defendants’ motions to dismiss and sustained claims based on alleged conspiracies to fix wages and exchange information against five other defendants. The parties are now conducting discovery. In the third quarter of fiscal 2021, the Company recorded an accrual for the estimated probable losses that it expects to incur for this matter in the Company’s Consolidated Financial Statements.

Other Matters
Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (“NLRC”) from 1998 through July 1999. The complaint was filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines in 1995 by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In late 2004, a labor arbiter ruled against the respondents and awarded the complainants approximately $68 million in damages and fees. From 2004 through 2014, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. On December 15, 2016, we learned that the NLRC rendered its decision on November 29, 2016, regarding the respondents’ appeals regarding the labor arbiter’s 2004 ruling in favor of the complainants. The NLRC increased the award for 4,922 of the total 5,984 complainants to approximately $292 million. However, the NLRC approved a prior settlement reached with the group comprising approximately 18% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company agreed to pay each settling complainant approximately $1,300. The parties filed numerous appeals, motions for reconsideration and petitions for review related to the NLRC award and settlement payment. The Court of Appeals subsequently vacated the NLRC’s award on April 12, 2018. Complainants have filed motions for reconsideration with the Court of Appeals which were denied. Claimants have since filed petitions for writ of certiorari with the Supreme Court of the Philippines, which has accepted. The Company continues to maintain an accrual for estimated probable losses for this matter in the Company’s Consolidated Financial Statements.
Various claims have been asserted against the Company, its subsidiaries, and its officers and agents by, and on behalf of, team members who claim to have contracted COVID-19 in our facilities. The Company has not recorded any liability for these matters as of October 2, 2021 as it does not believe a loss is probable or reasonably estimable at this time because it believes the allegations in the claims are without merit.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Tyson Foods, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Tyson Foods, Inc. and its subsidiaries (the “Company”) as of October 2, 2021 and October 3, 2020, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended October 2, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended October 2, 2021 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of October 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 2, 2021 and October 3, 2020, and the results of its operations and its cash flows for each of the three years in the period ended October 2, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessment - Chicken Segment Reporting Units
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $10.5 billion as of October 2, 2021, which included $3.3 billion for the Chicken segment reporting units. As disclosed by management, a goodwill impairment test is conducted as of the first day of the fourth quarter each year, or more frequently if impairment indicators arise. Management estimates the fair value of reporting units considering the use of various valuation techniques, with the primary technique being an income approach (discounted cash flow method) and another technique being a market approach (guideline public company method). The determination of fair value using these techniques includes assumptions about sales growth, operating margins, discount rates and valuation multiples based on budgets, business plans, economic projections and marketplace data.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Chicken segment reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value measurements of the reporting units, (ii) the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s anticipated future cash flows and significant assumptions related to sales growth, operating margins, discount rates and valuation multiples, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s Chicken segment reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimates of the Chicken segment reporting units; evaluating the appropriateness of the income and market valuation approaches; testing the completeness and accuracy of underlying data used in the valuation approaches; and evaluating the reasonableness of management’s anticipated future cash flows and significant assumptions related to sales growth, operating margins, discount rates and valuation multiples. Evaluating management’s assumptions related to sales growth, operating margins, discount rates and valuation multiples involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation approaches and the sales growth, operating margins, discount rates and valuation multiples significant assumptions.

/s/ PricewaterhouseCoopers LLP
Fayetteville, Arkansas
November 15, 2021
We have served as the Company’s auditor since 2009.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "1934 Act")). Based on that evaluation, the CEO and CFO concluded that, as of October 2, 2021, our disclosure controls and procedures were effective.
Remediation of Previously Reported Material Weakness in Internal Control Over Financial Reporting
During the first quarter of fiscal 2021, we identified and disclosed a material weakness in our internal control over financial reporting over the existence of live cattle inventory. Specifically, we did not design and maintain effective controls to verify the existence of Company inventory in the custody of third-party live cattle suppliers and appropriately perform the live cattle inventory reconciliation and review at the designed level of precision. To remediate the material weakness described above, we designed and implemented a control requiring the inspection and physical verification of live cattle at third-party feedyards as well as conducted training on the execution of the Company’s key control regarding the reconciliation and review of live cattle inventory, including the sufficient review based on defined thresholds.
During the fourth quarter of fiscal 2021, we successfully completed the testing necessary to conclude that the material weakness has been remediated.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the 1934 Act. Our internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 2, 2021. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on this evaluation under the framework in Internal Control - Integrated Framework (2013) issued by COSO, management concluded the Company’s internal control over financial reporting was effective as of October 2, 2021.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, who has audited the fiscal 2021 financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of October 2, 2021 as stated in its report which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the quarter ended October 2, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See information set forth under the captions “Election of Directors” and "Board of Directors and Corporate Governance Information" in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held February 10, 2022 (the “Proxy Statement”), which information is incorporated herein by reference. Pursuant to general instruction G(3) of Annual Report on Form 10-K, certain information concerning our executive officers is included under the caption “Information About Our Executive Officers” in Part I of this Annual Report on Form 10-K.
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

ITEM 11. EXECUTIVE COMPENSATION
See the information set forth under the captions “Executive Compensation,” “Director Compensation For Fiscal Year 2021,” “Compensation Discussion and Analysis,” “Report of the Compensation and Leadership Development Committee” and "Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, which information is incorporated herein by reference. However, pursuant to instructions to Item 407(e)(5) of Regulation S-K, the material appearing under the sub-heading “Report of the Compensation and Leadership Development Committee” shall be deemed "furnished" and not be deemed to be “filed” with the SEC, other than as provided in this Item 11.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the information included under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement, which information is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following information reflects certain information about our equity compensation plans as of October 2, 2021:

	Equity Compensation Plan Information
	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (excluding Securities reflected in the first column (a))
Equity compensation plans approved by security holders	7,295,488	$63.73	27,544,595
Equity compensation plans not approved by security holders	—	—	—
Total	7,295,488	$63.73	27,544,595
(a) Shares of Class A Common Stock available for future issuance as of October 2, 2021, under the Stock Incentive Plan (9,463,920), the Employee Stock Purchase Plan (10,433,067) and the Retirement Savings Plan (7,647,608).
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See the information included under the captions “Election of Directors,” "Board of Directors and Corporate Governance Information" and “Certain Transactions” in the Proxy Statement, which information is incorporated herein by reference.
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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as a part of this report:
    (1) Consolidated Financial Statements
    Consolidated Statements of Income for the three years ended October 2, 2021
    Consolidated Statements of Comprehensive Income for the three years ended October 2, 2021
    Consolidated Balance Sheets at October 2, 2021, and October 3, 2020
    Consolidated Statements of Shareholders’ Equity for the three years ended October 2, 2021
    Consolidated Statements of Cash Flows for the three years ended October 2, 2021
    Notes to Consolidated Financial Statements
    Report of Independent Registered Public Accounting Firm
    (2) Consolidated Financial Statement Schedules
Financial Statement Schedule - Schedule II Valuation and Qualifying Accounts for the three years ended October 2, 2021
All other schedules are omitted because they are neither applicable nor required.
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

4.14
Form of 61/8% Notes due 2032 issued pursuant to the Sara Lee Indenture (previously filed as Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2014, and incorporated herein by reference).

4.15
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

4.18		Form of 3.55% Senior Notes due 2027 (previously filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed on June 2, 2017, and incorporated herein by reference).

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

4.20		Form of 4.55% Senior Notes due 2047 (previously filed as Exhibit 4.8 to the Company's Current Report on Form 8-K filed on June 2, 2017, and incorporated herein by reference).

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

4.22		Form of 3.900% Senior Notes due 2023 (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 28, 2018, and incorporated herein by reference).

4.23
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

4.24		Form of 5.100% Senior Notes due 2048 (previously filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 28, 2018, and incorporated herein by reference).

10.1
Revolving Credit Agreement, dated September 30, 2021, among Tyson Foods, Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 4, 2021, and incorporated herein by reference).

10.2	*
Second Amended and Restated Employment Agreement, dated November 9, 2017, by and between the Company and John Tyson (previously filed as Exhibit 10.76 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017, and incorporated herein by reference).

10.3	*
Employment Agreement, effective as of June 2, 2021, by and between the Company and Donnie King (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 2, 2021, and incorporated herein by reference).

10.4	*
Compensatory arrangement by and between the Company and John Randal Tyson (previously filed as Exhibit 10.17 to the Company's Current Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.5	*
Compensatory arrangement by and between the Company and Noelle O'Mara (previously filed as Exhibit 10.18 to the Company's Current Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.6	*
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
Offer Letter between Tyson Foods, Inc. and Johanna Söderström (previously filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 2020, and incorporated herein by reference).

10.9	*
Indemnity Agreement, dated as of September 28, 2007, between the Company and John Tyson (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 28, 2007, and incorporated herein by reference).

10.10	*
Form of Indemnity Agreement between Tyson Foods, Inc. and its directors and certain executive officers (previously filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 2020, and incorporated herein by reference).

10.11	*
Tyson Foods, Inc. Annual Incentive Compensation Plan for Senior Executives adopted February 4, 2005, and reapproved February 5, 2016 (previously filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, and incorporated herein by reference).

10.12	*
Amended and Restated Tyson Foods, Inc. Employee Stock Purchase Plan, effective as of February 1, 2013 (previously filed as Exhibit 99.2 to Registration Statement on Form S-8 on February 22, 2013, Registration No. 333-186797, and incorporated herein by reference).

10.13	*
First Amendment to the Tyson Foods, Inc. Employee Stock Purchase Plan, effective February 1, 2013 (previously filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013, and incorporated herein by reference).

10.14	*
Amended and Restated Executive Savings Plan of Tyson Foods, Inc. effective January 1, 2013 (previously filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013, and incorporated herein by reference).

10.15	*
First Amendment to the Executive Savings Plan of Tyson Foods, Inc. effective November 16, 2017 (previously filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 2017, and incorporated herein by reference).

10.16	*
Tyson Foods, Inc. 2000 Stock Incentive Plan, amended and restated as of February 11, 2021 (previously filed as Exhibit A-1 to the Company’s Definitive Proxy Statement, filed with the Securities and Exchange Commission on December 23, 2020, and incorporated herein by reference).

10.17	*
Amended and Restated Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan effective January 1, 2017 (previously filed as Exhibit 10.68 to the Company's Annual report on Form 10-K for the fiscal year ended October 1, 2016, and incorporated herein by reference).

10.18	*
First Amendment to the Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan effective November, 16, 2017 (previously filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended 12/30/2017, and incorporated herein by reference).

10.19	*
Second Amendment to the Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan effective February 2018 (previously filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended 12/30/2017, and incorporated herein by reference).

10.20	*
Retirement Savings Plan of Tyson Foods, Inc. effective January 1, 2011 (previously filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2011, and incorporated herein by reference).

10.21	*
First Amendment to the Retirement Savings Plan of Tyson Foods, Inc., as Amended and Restated as of January 1, 2011 (previously filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013, and incorporated herein by reference).

10.22	*
Amended and Restated Retirement Income Plan of IBP, inc. effective August 1, 2000, and Amendment to Freeze the Retirement Income Plan of IBP, inc. effective December 31, 2002 (previously filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, and incorporated herein by reference).

10.23	*
Form of Stock Options Incentive Award Agreement with contracted employees pursuant to which stock options awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2016 (previously filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ending December 31, 2016, and incorporated herein by reference).

10.24	*
Form of Stock Options Incentive Award Agreement with non-contracted employees pursuant to which stock options awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2016 (previously filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ending December 31, 2016, and incorporated herein by reference).

10.25	*
Form of Stock Option Grant Agreement with contracted employees at band level 1-5 pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 29, 2010 (previously filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2011, and incorporated herein by reference).

10.26	*
Form of Stock Option Grant Agreement with key employees and contracted employees at band level 6-9 pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 29, 2010 (previously filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2011, and incorporated herein by reference).

10.27	*
Form of Stock Option Grant Agreement with contracted employees at band level 1-5 pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2011 (previously filed as Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, and incorporated herein by reference).

10.28	*
Form of Stock Option Grant Agreement with key employees and contracted employees at band level 6-9 pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2011 (previously filed as Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, and incorporated herein by reference).

10.29	*
Form of Stock Incentive Agreement pursuant to which stock options are granted to contracted employees under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective October 26, 2012 (previously filed as Exhibit 10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, and incorporated herein by reference).

10.30	*
Form of Stock Incentive Agreement pursuant to which stock options are granted to non-contracted employees under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective October 26, 2012 (previously filed as Exhibit 10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, and incorporated herein by reference).

10.31	*
Form of Stock Incentive Award Agreement with contracted employees pursuant to which stock options awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015 (previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2016, and incorporated herein by reference).

10.32	*
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

10.33	*
Tyson Foods, Inc. Severance Pay Plan for Contracted Employees, as amended and restated effective December 1, 2017 (previously filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 2017, and incorporated herein by reference).

10.34	*
Executive Severance Plan effective October 15, 2018 (previously filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K for the period ended September 29, 2018, and incorporated herein by reference).

10.35	*
Form of Performance Shares Operating Income Stock Incentive Award Agreement pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2017, and incorporated herein by reference).

10.36	*
Form of Performance Shares Relative Total Shareholder Return Stock Incentive Award Agreement pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2017, and incorporated herein by reference).

10.37	*
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

10.38	*
Form of Restricted Stock Incentive Award Agreement with contracted employees pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2017, and incorporated herein by reference).

10.39	*
Form of Stock Options Incentive Award Agreement with contracted employees pursuant to which stock options awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2017, and incorporated herein by reference).

10.40	*
Form of Performance Shares - Operating Income - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.41	*
Form of Performance Shares - Operating Income (5+1) - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.42	*
Form of Restricted Stock Subject to Performance Criteria - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.43	*
Form of Restricted Stock Subject to Performance Criteria (5+1) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.44	*
Form of Stock Options (Contracted) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.45	*
Form of Stock Options (5+1) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.46	*
Form of Stock Options (Director/Non-Contract) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.47	*
Form of Restricted Stock (Contracted) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.48	*
Form of Restricted Stock (Director/Non-contract) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.49	*
Form of Restricted Stock (5+1) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.50	*
Form of Performance Shares - Total Shareholder Return - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.51	*
Form of Performance Shares - Total Shareholder Return (5+1) - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.52	*
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

10.54	*
Form of Performance Shares - Operating Income (5+1) - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019 (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.55	*
Form of Performance Shares - Total Shareholder Return - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019 (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.56	*
Form of Performance Shares - Total Shareholder Return (5+1) - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019 (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.57	*
Form of Restricted Stock Subject to Performance Criteria - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019 (previously filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.58	*
Form of Restricted Stock Subject to Performance Criteria (5+1) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019 (previously filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.59	*
Form of Restricted Stock (Contracted) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019 (previously filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.60	*
Form of Restricted Stock (Director/Non-Contract) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019 (previously filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.61	*
Form of Restricted Stock (5+1) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019 (previously filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.62	*
Form of Restricted Stock (International Director/Non-Contract) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019 (previously filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.63	*
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

10.67	*
Form of Stock Options (Contracted) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020 (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended January 2, 2021, and incorporated herein by reference).

10.68	*
Form of Stock Options (5+1) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020 (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended January 2, 2021, and incorporated herein by reference).

10.69	*
Form of Stock Options (Director/Non-Contract) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020 (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended January 2, 2021, and incorporated herein by reference).

10.70	*
Form of Stock Options (CEO Special) - Stock Incentive Aware Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective October 5, 2020 (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended January 2, 2021, and incorporated herein by reference).

10.71	*
Form of Restricted Stock (Contracted) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020 (previously filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended January 2, 2021, and incorporated herein by reference).

10.72	*
Form of Restricted Stock (Director/Non-Contract) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020 (previously filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended January 2, 2021, and incorporated herein by reference).

10.73	*
Form of Restricted Stock (5+1) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020 (previously filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended January 2, 2021, and incorporated herein by reference).

10.74	*
Form of Performance Shares - Operating Income - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020 (previously filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended January 2, 2021, and incorporated herein by reference).

10.75	*
Form of Performance Shares - Operating Income (5+1) - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020 (previously filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the period ended January 2, 2021, and incorporated herein by reference).

10.76	*
Form of Performance Shares - Total Shareholder Return - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020 (previously filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended January 2, 2021, and incorporated herein by reference).

10.77	*
Form of Performance Shares - Total Shareholder Return (5+1) - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020 (previously filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the period ended January 2, 2021, and incorporated herein by reference).

10.78	*
Form of Restricted Stock (5+1 Special) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020 (previously filed as Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended January 2, 2021, and incorporated herein by reference).

10.79	*
Form of Restricted Stock (Contracted Special) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020 (previously filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended January 2, 2021, and incorporated herein by reference).

10.80	*
Form of Restricted Stock (International Non-Contract) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020 (previously filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended January 2, 2021, and incorporated herein by reference).

10.81	*
Form of Restricted Stock (International Contracted) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020 (previously filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the period ended January 2, 2021, and incorporated herein by reference).

10.82	*
Form of Restricted Stock (Chairman and CEO Special) - Stock Incentive Aware Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective October 5, 2020 (previously filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the period ended January 2, 2021, and incorporated herein by reference).

21	**	Subsidiaries of the Company.

23	**	Consent of PricewaterhouseCoopers LLP.

31.1	**	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following financial information from our Annual Report on Form 10-K for the year ended October 2, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

104		Cover Page Interactive Data File formatted in iXBRL.

*		Indicates a management contract or compensatory plan or arrangement.
**		Filed herewith
***		Furnished herewith

FINANCIAL STATEMENT SCHEDULE
TYSON FOODS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

			Three years ended October 2, 2021
		Additions
in millions	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Period
Allowance for Credit Losses:
2021	$26	$5	$—	$(6)	$25
2020	21	9	—	(4)	26
2019	19	4	—	(2)	21
Inventory Lower of Cost or Net Realizable Value Allowance:
2021	$27	$79	$—	$(59)	$47
2020	34	102	—	(109)	27
2019	25	61	—	(52)	34
Valuation Allowance on Deferred Tax Assets:
2021	$127	$24	$—	$—	$151
2020	86	35	13	(7)	127
2019	79	13	6	(12)	86

ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYSON FOODS, INC.

By:	/s/ Stewart Glendinning	November 15, 2021
Stewart Glendinning
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Phillip W. Thomas	November 15, 2021
Phillip W. Thomas
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Les R. Baledge	Director	November 15, 2021
Les R. Baledge

/s/ Gaurdie E. Banister Jr.	Director	November 15, 2021
Gaurdie E. Banister Jr.

/s/ Mike Beebe	Director	November 15, 2021
Mike Beebe

/s/ Maria Claudia Borras	Director	November 15, 2021
Maria Claudia Borras

/s/ David J. Bronczek	Director	November 15, 2021
David J. Bronczek

/s/ Mikel A. Durham	Director	November 15, 2021
Mikel A. Durham

/s/ Stewart Glendinning	Executive Vice President and Chief Financial Officer	November 15, 2021
Stewart Glendinning	(Principal Financial Officer)

/s/ Donnie King	President and Chief Executive Officer	November 15, 2021
Donnie King	(Principal Executive Officer)

/s/ Jonathan D. Mariner	Director	November 15, 2021
Jonathan D. Mariner

/s/ Kevin M. McNamara	Vice Chairman of the Board of Directors	November 15, 2021
Kevin M. McNamara

/s/ Cheryl S. Miller	Director	November 15, 2021
Cheryl S. Miller

/s/ Jeffrey K. Schomburger	Director	November 15, 2021
Jeffrey K. Schomburger

/s/ Phillip W. Thomas	Vice President, Controller and Chief Accounting Officer	November 15, 2021
Phillip W. Thomas	(Principal Accounting Officer)

/s/ Robert C. Thurber	Director	November 15, 2021
Robert C. Thurber

/s/ Barbara A. Tyson	Director	November 15, 2021
Barbara A. Tyson

/s/ John H. Tyson	Chairman of the Board of Directors	November 15, 2021
John H. Tyson

/s/ Noel White	Executive Vice Chairman of the Board of Directors	November 15, 2021
Noel White