Form 10-Q
period 2022-04-02
TYSON FOODS, INC.
filed 2022-05-09
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 2, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 2, 2022.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	291,539,008
Class B Common Stock, $0.10 Par Value (Class B stock)	70,010,355
Class B stock is not listed for trading on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis.
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Sales	$13,117	$11,300	$26,050	$21,760
Cost of Sales	11,382	10,047	22,300	19,330
Gross Profit	1,735	1,253	3,750	2,430
Selling, General and Administrative	579	533	1,139	1,005
Operating Income	1,156	720	2,611	1,425
Other (Income) Expense:
Interest income	(3)	(2)	(6)	(4)
Interest expense	97	110	197	220
Other, net	(25)	(12)	(77)	(31)
Total Other (Income) Expense	69	96	114	185
Income before Income Taxes	1,087	624	2,497	1,240
Income Tax Expense	254	147	538	291
Net Income	833	477	1,959	949
Less: Net Income Attributable to Noncontrolling Interests	4	1	9	6
Net Income Attributable to Tyson	$829	$476	$1,950	$943
Weighted Average Shares Outstanding:
Class A Basic	291	293	291	293
Class B Basic	70	70	70	70
Diluted	364	365	364	365
Net Income Per Share Attributable to Tyson:
Class A Basic	$2.34	$1.34	$5.50	$2.65
Class B Basic	$2.11	$1.20	$4.95	$2.38
Diluted	$2.28	$1.30	$5.35	$2.58
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net Income	$833	$477	$1,959	$949
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	1	1	1	2
Investments	(3)	(1)	(4)	(1)
Currency translation	28	(49)	27	26
Postretirement benefits	2	1	4	2
Total Other Comprehensive Income (Loss), Net of Taxes	28	(48)	28	29
Comprehensive Income	861	429	1,987	978
Less: Comprehensive Income Attributable to Noncontrolling Interests	4	1	9	6
Comprehensive Income Attributable to Tyson	$857	$428	$1,978	$972
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	April 2, 2022	October 2, 2021
Assets
Current Assets:
Cash and cash equivalents	$1,151	$2,507
Accounts receivable, net	2,408	2,400
Inventories	4,990	4,382
Other current assets	448	533
Total Current Assets	8,997	9,822
Net Property, Plant and Equipment	8,193	7,837
Goodwill	10,548	10,549
Intangible Assets, net	6,397	6,519
Other Assets	1,763	1,582
Total Assets	$35,898	$36,309

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$79	$1,067
Accounts payable	2,269	2,225
Other current liabilities	2,309	3,033
Total Current Liabilities	4,657	6,325
Long-Term Debt	8,270	8,281
Deferred Income Taxes	2,297	2,195
Other Liabilities	1,518	1,654
Commitments and Contingencies (Note 14)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 378 million shares	38	38
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,510	4,486
Retained earnings	19,119	17,502
Accumulated other comprehensive gain (loss)	(144)	(172)
Treasury stock, at cost – 86 million shares at April 2, 2022 and 83 million shares at October 2, 2021	(4,516)	(4,138)
Total Tyson Shareholders’ Equity	19,014	17,723
Noncontrolling Interests	142	131
Total Shareholders’ Equity	19,156	17,854
Total Liabilities and Shareholders’ Equity	$35,898	$36,309
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended				Six Months Ended
	April 2, 2022		April 3, 2021		April 2, 2022		April 3, 2021
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance at beginning and end of period	378	$38	378	$38	378	$38	378	$38

Class B Common Stock:
Balance at beginning and end of period	70	7	70	7	70	7	70	7

Capital in Excess of Par Value:
Balance at beginning of period		4,471		4,411		4,486		4,433
Stock-based compensation and Other		39		32		24		10
Balance at end of period		4,510		4,443		4,510		4,443

Retained Earnings:
Balance at beginning of period		18,453		15,399		17,502		15,100
Net income attributable to Tyson		829		476		1,950		943
Dividends		(163)		(159)		(333)		(327)
Balance at end of period		19,119		15,716		19,119		15,716

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of period		(172)		(102)		(172)		(179)
Other comprehensive income (loss)		28		(48)		28		29
Balance at end of period		(144)		(150)		(144)		(150)

Treasury Stock:
Balance at beginning of period	85	(4,394)	83	(4,115)	83	(4,138)	83	(4,145)
Purchase of Class A common stock	2	(175)	—	(17)	6	(523)	—	(34)
Stock-based compensation	(1)	53	—	9	(3)	145	—	56
Balance at end of period	86	(4,516)	83	(4,123)	86	(4,516)	83	(4,123)

Total Shareholders’ Equity Attributable to Tyson		$19,014		$15,931		$19,014		$15,931

Equity Attributable to Noncontrolling Interests:
Balance at beginning of period		$139		$143		$131		$132
Net income attributable to noncontrolling interests		4		1		9		6
Distributions to noncontrolling interest		—		—		—		(2)
Other		(1)		(5)		2		3
Total Equity Attributable to Noncontrolling Interests		$142		$139		$142		$139

Total Shareholders’ Equity		$19,156		$16,070		$19,156		$16,070
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	April 2, 2022	April 3, 2021
Cash Flows From Operating Activities:
Net income	$1,959	$949
Depreciation and amortization	595	604
Deferred income taxes	98	27
Other, net	27	46
Net changes in operating assets and liabilities	(1,455)	(277)
Cash Provided by Operating Activities	1,224	1,349
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(847)	(557)
Purchases of marketable securities	(18)	(41)
Proceeds from sale of marketable securities	18	41
Acquisition of equity investments	(96)	—
Other, net	58	49
Cash Used for Investing Activities	(885)	(508)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	47	557
Payments on debt	(1,088)	(1,570)
Purchases of Tyson Class A common stock	(511)	(34)
Dividends	(328)	(318)
Stock options exercised	113	22
Other, net	—	(2)
Cash Used for Financing Activities	(1,767)	(1,345)
Effect of Exchange Rate Changes on Cash	6	10
Decrease in Cash and Cash Equivalents and Restricted Cash	(1,422)	(494)
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	2,637	1,466
Cash and Cash Equivalents and Restricted Cash at End of Period	1,215	972
Less: Restricted Cash at End of Period	64	95
Cash and Cash Equivalents at End of Period	$1,151	$877
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
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly our financial position as of April 2, 2022, and the results of operations for the three and six months ended April 2, 2022, and April 3, 2021. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
Risks and Uncertainties
We have considered the impact of the global novel coronavirus pandemic (“COVID-19” or “pandemic”) on our consolidated condensed financial statements. In addition to the COVID-19 impacts already experienced, there likely will be future impacts, the extent of which is uncertain and largely subject to whether the severity worsens or duration lengthens. Consequently, this may subject us to future risk of material goodwill, intangible and long-lived asset impairments, increased reserves for uncollectible accounts and adjustments for inventory and market volatility for items subject to fair value measurements such as derivatives and investments. There have been no material changes to the summary of certain accounting estimates, the description of the estimates and the levels of subjectivity and judgment they require found in our Annual Report on Form 10-K for the fiscal year ended October 2, 2021.
Recently Issued Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued guidance providing optional expedients and exceptions to account for the effects of reference rate reform to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued. The optional guidance, which became effective on March 12, 2020 and can be applied through December 31, 2022, has not impacted our consolidated financial statements. The Company has various contracts that reference LIBOR and is assessing how this standard may be applied to specific contract modifications through December 31, 2022.
Changes in Accounting Principles
In August 2020, the FASB issued guidance that simplifies the accounting for debt with conversion options, revises the criteria for applying the derivative scope exception for contracts in an entity’s own equity and improves the consistency for the calculation of earnings per share. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2021, our fiscal 2023. Early adoption is permitted for annual periods and interim periods within those annual periods beginning after December 15, 2020, our fiscal 2022. We elected to early adopt this guidance beginning in the first quarter of fiscal 2022 and it did not have an impact on our consolidated financial statements.
In December 2019, the FASB issued guidance that simplifies the accounting for income taxes by removing certain exceptions to general principles in Topic 740 and clarifies other general principles by adding certain requirements to Topic 740. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2020, our fiscal 2022. We adopted this guidance in the first quarter of fiscal 2022 and it did not have an impact on our consolidated financial statements.

NOTE 2: ACQUISITIONS AND DISPOSITIONS
Acquisition
In the third quarter of fiscal 2021, we acquired a 49% minority interest in a Malaysian producer of feed and poultry products for $44 million in addition to future contingent payments of up to approximately $65 million. We are accounting for the investment under the equity method.
Disposition
We completed the sale of our pet treats business, which was included in our Prepared Foods segment, on July 6, 2021 for $1.2 billion, subject to certain adjustments. As a result of the sale, we recorded a pretax gain of $784 million, or post tax gain of $510 million, which was reflected in Cost of Sales in our Consolidated Statement of Income in the fourth quarter of fiscal 2021. The business had a net carrying value of approximately $411 million, which included $44 million of working capital consisting of inventory, accounts receivable and accounts payable, $17 million of property, plant and equipment and $350 million of goodwill. The goodwill was not deductible for tax purposes. The Company concluded the business was not a significant disposal and did not represent a strategic shift, and therefore was not classified as a discontinued operation for any of the periods presented.
NOTE 3: INVENTORIES
Processed products, livestock and supplies and other are valued at the lower of cost or net realizable value. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, livestock grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories. At April 2, 2022, the cost of inventories was determined by either the first-in, first-out (“FIFO”) method or the weighted-average method, which is consistent with the methods used at October 2, 2021.
The following table reflects the major components of inventory (in millions):

	April 2, 2022	October 2, 2021
Processed products	$2,778	$2,426
Livestock	1,361	1,215
Supplies and other	851	741
Total inventory	$4,990	$4,382
NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	April 2, 2022	October 2, 2021
Land	$219	$210
Buildings and leasehold improvements	5,496	5,370
Machinery and equipment	9,690	9,507
Land improvements and other	478	453
Buildings and equipment under construction	1,326	976
	17,209	16,516
Less accumulated depreciation	9,016	8,679
Net Property, Plant and Equipment	$8,193	$7,837
NOTE 5: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	April 2, 2022	October 2, 2021
Accrued salaries, wages and benefits	$774	$897
Taxes payable	466	729
Accrued current legal contingencies (a)	267	567
Other	802	840
Total other current liabilities	$2,309	$3,033
(a) $64 million and $127 million of funds held in an escrow account for litigation settlements were included as restricted cash within Other current assets in the Consolidated Condensed Balance Sheets as of April 2, 2022 and October 2, 2021, respectively.

NOTE 6: DEBT
The major components of debt are as follows (in millions):

	April 2, 2022	October 2, 2021
Revolving credit facility	$—	$—
Commercial paper	—	—
Senior notes:
4.50% Senior notes due June 2022	—	1,000
3.90% Senior notes due September 2023	400	400
3.95% Notes due August 2024	1,250	1,250
4.00% Notes due March 2026 (“2026 Notes”)	800	800
3.55% Notes due June 2027	1,350	1,350
7.00% Notes due January 2028	18	18
4.35% Notes due March 2029 (“2029 Notes”)	1,000	1,000
6.13% Notes due November 2032	160	160
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	500	500
4.55% Notes due June 2047	750	750
5.10% Notes due September 2048 (“2048 Notes”)	1,500	1,500
Discount on senior notes	(40)	(42)
Other	207	212
Unamortized debt issuance costs	(46)	(50)
Total debt	8,349	9,348
Less current debt	79	1,067
Total long-term debt	$8,270	$8,281
Revolving Credit Facility and Letters of Credit
In September 2021, we amended our existing credit facility which, among other things, increased our line of credit from $1.75 billion to $2.25 billion with the option to establish incremental commitment increases of up to $500 million if certain conditions are met. The revolving credit facility supports short-term funding needs and serves as a backstop to our commercial paper program. The facility will mature and the commitments thereunder will terminate in September 2026 with options for two one-year extensions. At April 2, 2022, amounts available for borrowing under this facility totaled $2.25 billion and we had no borrowings and no outstanding letters of credit issued under this facility. At April 2, 2022, we had $93 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs and other legal obligations. In the future, if any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility.
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured short-term promissory notes. In December 2021, we amended our existing commercial paper program, which increased our maximum borrowing capacity to $1.5 billion. As of April 2, 2022, we had no commercial paper outstanding. Our ability to access commercial paper in the future may be limited or its costs increased.
June 2022 Notes
On March 15, 2022, we redeemed the $1 billion outstanding balance of the Senior Notes due June 2022 using cash on hand.
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
We were in compliance with all debt covenants at April 2, 2022.

NOTE 7: EQUITY
Share Repurchases
As of April 2, 2022, 13.8 million shares remained available for repurchase under our share repurchase program. The share repurchase program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans. A summary of share repurchases of our Class A stock is as follows (in millions):

	Three Months Ended				Six Months Ended
	April 2, 2022		April 3, 2021		April 2, 2022		April 3, 2021
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	1.5	$132	—	$—	5.1	$432	—	$—
To fund certain obligations under equity compensation plans	0.5	43	0.2	17	1.1	91	0.5	34
Total share repurchases	2.0	$175	0.2	$17	6.2	$523	0.5	$34
NOTE 8: INCOME TAXES
Our effective tax rate was 23.4% and 23.5% for the second quarter of fiscal 2022 and 2021, respectively and 21.6% and 23.5% for the first six months of fiscal 2022 and 2021, respectively. The effective tax rates for the second quarter and first six months of fiscal 2022 and 2021 were higher than the federal statutory tax rate primarily due to state taxes, partially offset by various tax benefits. The effective tax rate for the first six months of fiscal 2022 also includes a $36 million benefit from the remeasurement of deferred income taxes, primarily due to legislation decreasing state tax rates enacted in the first quarter.
Unrecognized tax benefits were $157 million and $152 million at April 2, 2022 and October 2, 2021, respectively. We do not expect material changes to our unrecognized tax benefits during the next twelve months.
In December 2021, we received an assessment from the Mexican tax authorities related to the 2015 sale of our direct and indirect equity interests in subsidiaries which held our Mexico operations. At that time, the assessment totaled approximately $380 million (7.8 billion Mexican pesos), which includes tax, inflation adjustment, interest and penalties. We believe the assertions made in the assessment letter have no merit and will defend our positions through the Mexican administrative appeal process and litigation, if necessary. Based on our analysis of this assessment in accordance with FASB guidance related to unrecognized tax benefits, we have not recorded a liability related to the issue.

NOTE 9: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Numerator:
Net income	$833	$477	$1,959	$949
Less: Net income attributable to noncontrolling interests	4	1	9	6
Net income attributable to Tyson	829	476	1,950	943
Less dividends declared:
Class A	134	131	274	269
Class B	29	28	59	58
Undistributed earnings	$666	$317	$1,617	$616

Class A undistributed earnings	$547	$261	$1,329	$507
Class B undistributed earnings	119	56	288	109
Total undistributed earnings	$666	$317	$1,617	$616

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	291	293	291	293
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70	70	70
Effect of dilutive securities:
Stock options, restricted stock and performance units	3	2	3	2
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	364	365	364	365

Net income per share attributable to Tyson:
Class A basic	$2.34	$1.34	$5.50	$2.65
Class B basic	$2.11	$1.20	$4.95	$2.38
Diluted	$2.28	$1.30	$5.35	$2.58
Dividends Declared Per Share:
Class A	$0.460	$0.445	$0.935	$0.915
Class B	$0.414	$0.401	$0.842	$0.824
Approximately 2 million of our stock-based compensation shares were antidilutive for the three and six months ended April 2, 2022. Approximately 5 million of our stock-based compensation shares were antidilutive for the three and six months ended April 3, 2021. These shares were not included in the diluted earnings per share calculation.
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

NOTE 10: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs and risks are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize various industry-standard models that take into account the implicit cost of hedging. Credit risks associated with our derivative contracts are not significant as we minimize counterparty exposure by dealing with credit-worthy counterparties and utilizing exchange traded instruments, margin accounts or letters of credit. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk related to our derivative financial instruments existed at April 2, 2022.
We had the following net aggregated outstanding notional amounts related to our derivative financial instruments:

in millions, except soybean meal tons	Metric	April 2, 2022	October 2, 2021
Commodity:
Corn	Bushels	30	37
Soybean Meal	Tons	404,200	1,026,733
Live Cattle	Pounds	255	417
Lean Hogs	Pounds	426	413
Foreign Currency	United States dollar	$218	$130
We recognize all derivative instruments as either assets or liabilities at fair value in the Consolidated Condensed Balance Sheets, with the exception of normal purchases and normal sales expected to result in physical delivery. For those derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument based upon the exposure being hedged (e.g., cash flow hedge or fair value hedge). We designate certain forward contracts as follows:
•Cash Flow Hedges – include certain commodity forward and option contracts of forecasted purchases (e.g., grains), interest rate swaps and locks and certain foreign exchange forward contracts
•Fair Value Hedges – include certain commodity forward contracts of firm commitments (e.g., livestock)
Cash Flow Hedges
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes as well as interest rates related to our variable rate debt. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of April 2, 2022, we had $14 million of realized losses related to treasury rate locks in connection with the issuance of the 2026, 2029 and 2048 Notes, which will be reclassified to earnings over the lives of these notes. During the six months ended April 2, 2022 and April 3, 2021, we did not reclassify significant pretax gains or losses into earnings as a result of the discontinuance of cash flow hedges. For the six months ended April 2, 2022 and April 3, 2021, we had no gains or losses recognized in OCI on derivatives designated as cash flow hedges.
Fair Value Hedges
We designate certain derivative contracts as fair value hedges of firm commitments to purchase livestock for harvest. Our objective of these hedges is to minimize the risk of changes in fair value created by fluctuations in commodity prices associated with fixed price livestock firm commitments. For these derivative instruments we designate and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the same period. We include the gain or loss on the hedged items (e.g., livestock purchase firm commitments) in the same line item, Cost of Sales, as the offsetting gain or loss on the related livestock forward position. Ineffectiveness related to fair value hedges was not significant for the three and six months ended April 2, 2022, and April 3, 2021. The following table sets forth the carrying amount of fair value hedge (assets) liabilities as of April 2, 2022 and October 2, 2021 (in millions):

Consolidated Condensed Balance Sheets Classification	April 2, 2022	October 2, 2021
Inventory	$23	$(6)
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

Reclassification to Earnings
The following table sets forth the total amounts of each income and expense line item presented in the Consolidated Condensed Statements of Income in which the effects of hedges are recorded (in millions):

Consolidated Condensed Statements of Income Classification	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Cost of Sales	$11,382	$10,047	$22,300	$19,330
Interest Expense	97	110	197	220
Other, net	(25)	(12)	(77)	(31)
The following table sets forth the pretax impact of the cash flow, fair value and undesignated derivative instruments in the Consolidated Condensed Statements of Income (in millions):

Consolidated Condensed Statements of Income Classification		Three Months Ended		Six Months Ended
		April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Cost of Sales	Gain (Loss) on cash flow hedges reclassified from OCI to Earnings:
	Commodity contracts	$—	$—	$—	$(1)
	Gain (Loss) on fair value hedges:
	Commodity contracts (a)	(13)	(13)	(16)	(15)
	Gain (Loss) on derivatives not designated as hedging instruments:
	Commodity contracts	99	(2)	180	96
Total		$86	$(15)	$164	$80

Interest Expense	Gain (Loss) on cash flow hedges reclassified from OCI to Earnings:
	Interest rate contracts	$(1)	$(1)	$(1)	$(1)

Other, net	Gain (Loss) on derivatives not designated as hedging instruments:
	Foreign exchange contracts	$4	$—	$4	$1
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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

April 2, 2022	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$2	$—	$(1)	$1
Undesignated	—	320	—	(215)	105
Other Assets:
Available-for-sale securities	—	59	46	—	105
Deferred compensation assets	28	400	—	—	428
Total assets	$28	$781	$46	$(216)	$639
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$25	$—	$(25)	$—
Undesignated	—	207	—	(203)	4
Total liabilities	$—	$232	$—	$(228)	$4

October 2, 2021	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$18	$—	$(10)	$8
Undesignated	—	169	—	(89)	80
Other Assets:
Available-for-sale securities	—	61	48	—	109
Deferred compensation assets	14	397	—	—	411
Total assets	$14	$645	$48	$(99)	$608
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$12	$—	$(12)	$—
Undesignated	—	159	—	(143)	16
Total liabilities	$—	$171	$—	$(155)	$16
(a) Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. Additionally, at April 2, 2022, and October 2, 2021, we had $12 million and $56 million, respectively, of net cash collateral with various counterparties where master netting arrangements exist and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Six Months Ended
	April 2, 2022	April 3, 2021
Balance at beginning of year	$48	$53
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	(2)	(1)
Purchases	4	14
Issuances	—	—
Settlements	(4)	(13)
Balance at end of period	$46	$53
Total gains (losses) for the six month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—
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
The following table sets forth our available-for-sale securities’ amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	April 2, 2022			October 2, 2021
	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)
Available-for-sale securities:
Debt securities:
U.S. treasury and agency	$62	$59	$(3)	$61	$61	$—
Corporate and asset-backed	47	46	(1)	47	48	1
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

We consider many factors in determining whether a loss is credit-related, including the financial condition and near-term prospects of the issuer, borrower repayment characteristics for asset-backed securities, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no direct write-offs or allowances for credit losses in earnings for the three and six months ended April 2, 2022, and April 3, 2021.
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
In the six months ended April 2, 2022, we recognized gains of $37 million in Other, net in the Consolidated Condensed Statements of Income, based upon observable price changes. Equity investments without readily determinable fair values are measured using Level 3 inputs and are included in Other Assets in the Consolidated Condensed Balance Sheets. We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the six months ended April 3, 2021.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	April 2, 2022		October 2, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total debt	$8,874	$8,349	$10,810	$9,348
NOTE 12: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after-tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended						Six Months Ended
	April 2, 2022			April 3, 2021			April 2, 2022			April 3, 2021
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to interest expense	$1	$—	$1	$1	$—	$1	$1	$—	$1	$1	$—	$1
(Gain) loss reclassified to cost of sales	—	—	—	—	—	—	—	—	—	1	—	1

Investments:
Unrealized gain (loss)	(4)	1	(3)	(1)	—	(1)	(5)	1	(4)	(1)	—	(1)

Currency translation:
Translation adjustment	28	—	28	(49)	—	(49)	27	—	27	26	—	26

Postretirement benefits:
Unrealized gain (loss)	3	(1)	2	1	—	1	5	(1)	4	2	—	2
Total other comprehensive income (loss)	$28	$—	$28	$(48)	$—	$(48)	$28	$—	$28	$29	$—	$29

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
Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Sales:
Beef	$5,034	$4,046	$10,036	$8,033
Pork	1,565	1,477	3,191	2,916
Chicken	4,086	3,553	7,976	6,384
Prepared Foods	2,393	2,164	4,726	4,277
International/Other	565	487	1,115	956
Intersegment	(526)	(427)	(994)	(806)
Total Sales	$13,117	$11,300	$26,050	$21,760

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Operating Income (Loss):
Beef(a)	$638	$445	$1,594	$973
Pork	59	67	223	183
Chicken(b)	198	6	338	(210)
Prepared Foods	263	217	449	483
International/Other(c)	(2)	(15)	7	(4)
Total Operating Income	1,156	720	2,611	1,425

Total Other (Income) Expense	69	96	114	185

Income before Income Taxes	$1,087	$624	$2,497	$1,240
(a) Beef segment results for the six months ended April 3, 2021 included a $55 million gain from the recovery of cattle inventory from a cattle supplier that misappropriated Company funds.
(b) Chicken segment results for the three months ended April 2, 2022 included $5 million of costs related to a fire at one of our production facilities, net of insurance proceeds. Chicken segment results for the six months ended April 2, 2022 included $18 million of insurance proceeds, net of costs incurred, recognized in Cost of Sales. Additionally, Chicken segment results for the six months ended April 3, 2021 included a $320 million charge related to the recognition of a legal contingency accrual. The accrual was recorded as a reduction to Sales pursuant to FASB guidance related to accounting for revenue from contracts with customers.
(c) International/Other results for the three and six months ended April 3, 2021 included a $19 million loss related to the relocation of a production facility in China.
The following tables further disaggregate our sales to customers by major distribution channels (in millions):

	Three months ended April 2, 2022
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$2,213	$1,264	$808	$603	$146	$5,034
Pork	430	122	267	401	345	1,565
Chicken	1,699	1,590	277	485	35	4,086
Prepared Foods	1,410	897	44	42	—	2,393
International/Other	—	—	565	—	—	565
Intersegment	—	—	—	—	(526)	(526)
Total	$5,752	$3,873	$1,961	$1,531	$—	$13,117

	Three months ended April 3, 2021
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$2,036	$945	$593	$368	$104	$4,046
Pork	410	101	296	361	309	1,477
Chicken	1,576	1,356	166	441	14	3,553
Prepared Foods	1,306	787	30	41	—	2,164
International/Other	—	—	487	—	—	487
Intersegment	—	—	—	—	(427)	(427)
Total	$5,328	$3,189	$1,572	$1,211	$—	$11,300

	Six months ended April 2, 2022
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$4,431	$2,500	$1,664	$1,165	$276	$10,036
Pork	908	258	571	799	655	3,191
Chicken	3,332	3,150	498	933	63	7,976
Prepared Foods	2,735	1,826	90	75	—	4,726
International/Other	—	—	1,115	—	—	1,115
Intersegment	—	—	—	—	(994)	(994)
Total	$11,406	$7,734	$3,938	$2,972	$—	$26,050

	Six months ended April 3, 2021
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$4,170	$1,766	$1,211	$691	$195	$8,033
Pork	842	193	589	703	589	2,916
Chicken	3,012	2,541	318	491	22	6,384
Prepared Foods	2,609	1,527	61	80	—	4,277
International/Other	—	—	956	—	—	956
Intersegment	—	—	—	—	(806)	(806)
Total	$10,633	$6,027	$3,135	$1,965	$—	$21,760
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
NOTE 14: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of grower loans, which are substantially collateralized by the underlying assets. The remaining terms of the underlying obligations cover periods up to 9 years, and the maximum potential amount of future payments as of April 2, 2022, was not significant. The likelihood of material payments under these guarantees is not considered probable. At April 2, 2022 and October 2, 2021, no significant liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum commitment associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum commitment as of April 2, 2022 was approximately $295 million. The total receivables under these programs were $5 million at April 2, 2022 and October 2, 2021. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have no allowance for these programs’ estimated uncollectible receivables at April 2, 2022, and October 2, 2021.

When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Certain arrangements may require cash to be deposited into a fund to cover future expenditures. These funds are generally considered restricted cash, which is reported in the Consolidated Condensed Balance Sheets in Other Assets. We had no deposits at April 2, 2022 and $3 million of deposits at October 2, 2021. Additionally, under certain agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates.
The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At April 2, 2022, the total amount under these types of arrangements totaled $717 million.
Contingencies
In the normal course of business, we are involved in various claims, lawsuits, investigations and legal proceedings, including those specifically identified below. Each quarter, we determine whether to accrue for loss contingencies based on our assessment of whether the potential loss is probable, reasonably possible or remote and to the extent a loss is probable, whether it is reasonably estimable. We record accruals in the Company’s Consolidated Financial Statements for matters that we conclude are probable and the financial impact is reasonably estimable. Regardless of the manner of resolution, frequently the most significant changes in the status of a matter may occur over a short time period, often following a lengthy period of little substantive activity. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters. Listed below are certain claims made against the Company for which the magnitude of the potential exposure could be material to the Company’s Consolidated Financial Statements. There were no significant changes to our loss contingency accruals reflected in the Company’s Condensed Consolidated Statements of Income for the three and six months ended April 2, 2022.
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
Settlements
On January 19, 2021, we announced that we had reached agreements to settle certain class claims related to the Broiler Antitrust Civil Litigation. Settlement terms were reached with the putative Direct Purchaser Plaintiff Class, the putative Commercial and Institutional Indirect Purchaser Plaintiff Class and the putative End-User Plaintiff Class (collectively, the “Classes”). Under the terms of the settlements, we agreed to pay the Classes an aggregate amount of $221.5 million in settlement of all outstanding claims brought by the Classes. On February 23, 2021, March 22, 2021 and October 15, 2021, the Court granted preliminary approval of the settlements with the putative Direct Purchaser Plaintiff Class, the putative End-User Plaintiff Class and the putative Commercial and Institutional Indirect Purchaser Plaintiff Class, respectively. On June 29, 2021, December 20, 2021 and April 18, 2022, the Court granted final approval to the settlements with the Direct Purchaser Plaintiff Class, the End-User Plaintiff Class and the Commercial and Institutional Indirect Purchaser Plaintiff Class, respectively. The foregoing settlements do not settle claims made by plaintiffs who opt out of the Classes in the Broiler Antitrust Civil Litigation.
We are currently pursuing settlement discussions with the remaining opt-out plaintiffs with respect to the remaining claims. While we do not admit any liability as part of the settlements, we believe that the settlements were in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation.

Government Investigations
U.S. Department of Justice (“DOJ”) Antitrust Division. On June 21, 2019, the DOJ filed a motion to intervene and sought a limited stay of discovery in the Broiler Antitrust Civil Litigation, which the court granted in part. Subsequently, we received a grand jury subpoena from the DOJ seeking additional documents and information related to the chicken industry. On June 2, 2020, a grand jury for the District of Colorado returned an indictment charging four individual executives employed by two other poultry processing companies with conspiracy to engage in bid-rigging in violation of federal antitrust laws. On June 10, 2020, we announced that we uncovered information in connection with the grand jury subpoena that we had previously self-reported to the DOJ and have been fully cooperating with the DOJ as part of our application for leniency under the DOJ’s Corporate Leniency Program. Subsequently, the DOJ has announced indictments against additional individuals, as well as other poultry processing companies, alleging a conspiracy to fix prices and rig bids for broiler chicken products from at least 2012 until at least early 2019. In August 2021, the Company was granted conditional leniency by the DOJ for the matters we self-reported, which means that provided the Company continues to fully cooperate with the DOJ, neither the Company nor any of our cooperating employees will face prosecution or criminal fines or penalties. We continue to fully cooperate with the DOJ in connection with the ongoing federal antitrust investigation.
State Matters. The Offices of the Attorney General in New Mexico, Alaska and Washington have filed complaints against us and certain of our poultry subsidiaries, as well as several other poultry processing companies and Agri Stats, Inc., an information services provider (“Agri Stats”). The complaints are based on allegations similar to those asserted in the Broiler Antitrust Civil Litigation and allege violations of state antitrust, unfair trade practice, and unjust enrichment laws. The Company has not recorded any liability for the foregoing matters as it does not believe a loss is probable or reasonably estimable at this time because the proceedings are in preliminary stages. In addition, we are fully cooperating with various state governmental agencies and officials, including the Offices of the Attorney General for Florida and Louisiana, investigating or otherwise seeking information, testimony and/or documents, regarding the conduct alleged in the Broiler Antitrust Civil Litigation and related matters.
Broiler Chicken Grower Litigation
On January 27, 2017 and March 26, 2017, putative class action complaints were filed against us and certain of our poultry subsidiaries, as well as several other vertically integrated poultry processing companies, in the United States District Court for the Eastern District of Oklahoma styled In re Broiler Chicken Grower Litigation. The plaintiffs allege, among other things, that the defendants colluded not to compete for broiler raising services “with the purpose and effect of fixing, maintaining, and/or stabilizing grower compensation below competitive levels.” The plaintiffs also allege that the defendants “agreed to share detailed data on [g]rower compensation with one another, with the purpose and effect of artificially depressing [g]rower compensation below competitive levels.” The plaintiffs contend these alleged acts constitute violations of the Sherman Antitrust Act and Section 202 of the Grain Inspection, Packers and Stockyards Act of 1921. The plaintiffs are seeking treble damages, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative class. Additional named plaintiffs filed similar class action complaints in federal district courts in North Carolina, Colorado, Kansas and California. All actions were subsequently consolidated in the Eastern District of Oklahoma. In June 2021, we reached an agreement to settle with the putative class of broiler chicken farmers all claims raised in this consolidated action on terms not material to the Company for which the Company recorded an accrual in its Consolidated Financial Statements as of October 2, 2021. The Court granted preliminary approval of the settlement on August 23, 2021 and final approval on February 18, 2022.
Pork Antitrust Litigation
Beginning June 18, 2018, a series of putative class action complaints were filed against us and certain of our pork subsidiaries, as well as several other pork processing companies, in the United States District Court for the District of Minnesota styled In re Pork Antitrust Litigation (the “Pork Antitrust Civil Litigation”). The plaintiffs allege, among other things, that beginning in January 2009, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork and pork products in violation of federal antitrust laws. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. Since the original filing, certain putative class members have opted out of the matter and are proceeding with individual direct actions making similar claims, and others may do so in the future. The Company has not recorded any liability for this matter as it does not believe a loss is probable or reasonably estimable because the Company believes that it has valid and meritorious defenses against the allegations and because the classes have not yet been defined or certified by the court.
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

Beef Antitrust Litigation
On April 23, 2019, a putative class action complaint was filed against us and our beef and pork subsidiary, Tyson Fresh Meats, Inc. (“Tyson Fresh Meats”), as well as other beef packer defendants, in the United States District Court for the Northern District of Illinois. The plaintiffs allege that the defendants engaged in a conspiracy from January 2015 to the present to reduce fed cattle prices in violation of federal antitrust laws, the Grain Inspection, Packers and Stockyards Act of 1921, and the Commodities Exchange Act by periodically reducing their slaughter volumes so as to reduce demand for fed cattle, curtailing their purchases and slaughters of cash-purchased cattle during those same periods, coordinating their procurement practices for fed cattle settled on a cash basis, importing foreign cattle at a loss so as to reduce domestic demand, and closing and idling plants. In addition, the plaintiffs also allege the defendants colluded to manipulate live cattle futures and options traded on the Chicago Mercantile Exchange. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. Other similar lawsuits were filed by cattle ranchers in other district courts which were then transferred to the United States District Court for the District of Minnesota and consolidated and styled as In Re Cattle Antitrust Litigation. On February 18, 2021, we moved to dismiss the amended complaints, and on September 23, 2021, the court granted the motion with respect to certain state law claims but denied the motion with respect to the plaintiffs’ federal antitrust claims. The Company has not recorded any liability for this matter as it does not believe a loss is probable or reasonably estimable at this time because the Company believes that it has valid and meritorious defenses against the allegations and because the classes have not yet been defined or certified by the court.
On April 26, 2019, a putative class of indirect purchasers filed a class action complaint against us, other beef packers, and Agri Stats in the United States District Court for the District of Minnesota. The plaintiffs allege that the packer defendants conspired to reduce slaughter capacity by closing or idling plants, limiting their purchases of cash cattle, coordinating their procurement of cash cattle, and reducing their slaughter numbers so as to reduce beef output, all in order to artificially raise prices of beef. The plaintiffs seek, among other things, damages under state antitrust and consumer protection statutes and the common law of approximately 30 states, as well as injunctive relief. The indirect consumer purchaser litigation is styled Peterson v. JBS USA Food Company Holdings, et al. Additional complaints have been filed on behalf of a putative class of direct purchasers of beef containing allegations of violations of Section 1 of the Sherman Act based on an alleged conspiracy to artificially fix, raise, and stabilize the wholesale price for beef, as well as on behalf of a putative class of commercial and institutional indirect purchasers of beef containing allegations of violations of Section 1 of the Sherman Act, various state antitrust laws and unjust enrichment based on an alleged conspiracy to artificially inflate the price for beef. On February 18, 2021, we moved to dismiss the plaintiffs’ amended complaints, and on September 23, 2021, the court granted the motion with respect to certain state law claims but denied the motion with respect to the plaintiffs’ federal antitrust claims. Since the original filing, certain putative class members have opted out of the matter and are proceeding with individual direct actions making similar claims, and others may do so in the future. The Company has not recorded any liability for this matter as it does not believe a loss is probable or reasonably estimable at this time because the Company believes that it has valid and meritorious defenses against the allegations and because the classes have not yet been defined or certified by the court.
On February 18, 2022, a putative class action was commenced against us, Tyson Fresh Meats, and other beef packer defendants in the Supreme Court of British Columbia styled Bui v. Cargill, Incorporated et al. The plaintiff alleges that the defendants conspired to fix, maintain, increase, or control the price of beef, as well as to fix, maintain, control, prevent, or lessen the production or supply of beef by agreeing to reduce the number of cattle slaughtered, reduce slaughter capacity, refrain from increasing slaughter and beef processing capacity, limit purchases of cattle on the cash market, and coordinate purchases of and bids for cattle to lower the supply of fed cattle. The plaintiff advances causes of action under the Competition Act, civil conspiracy, unjust enrichment, and the Civil Code of Québec. The plaintiff seeks to certify a class comprised of all persons or entities in Canada who directly or indirectly purchased beef in Canada, either for resale or for their own consumption between January 1, 2015, and the present and seeks declarations regarding the alleged conspiracy, general damages, aggravated, exemplary, and punitive damages, injunctive relief, costs, and interest. On March 24, 2022, a putative class action was commenced against the same defendants in the Superior Court of Québec styled De Bellefeuille v. Cargill, Incorporated et al. The plaintiff is making substantially the same allegations as those made in the British Columbia action. On behalf of the putative class of persons who purchased beef in Québec since January 1, 2015, the plaintiff is seeking compensatory damages, costs of investigation and interest. The Company has not recorded any liability for the foregoing matters as it does not believe a loss is probable or reasonably estimable at this time because the proceedings are in preliminary stages.
On May 22, 2020, December 23, 2020 and October 29, 2021, we received civil investigative demands (“CIDs”) from the DOJ’s Civil Antitrust Division. The CIDs request information related to the fed cattle and beef packing markets. We have been cooperating with the DOJ with respect to the CIDs. The Offices of the Attorney General for multiple states are participating in the investigation and coordinating with the DOJ.
We recently received a subpoena dated April 21, 2022 from the New York Attorney General’s Bureau of Consumer Frauds & Protection seeking information regarding our sales, prices and production costs of beef, pork and chicken products. We are currently evaluating the scope of the subpoena.

Wage Rate Litigation
On August 30, 2019, a putative class of non-supervisory production and maintenance employees at chicken processing plants in the continental United States filed class action complaints against us and certain of our subsidiaries, as well as several other poultry processing companies, in the United States District Court for the District of Maryland. The plaintiffs allege that the defendants directly and through a wage survey and benchmarking service exchanged information regarding labor rates in an effort to depress and fix the rates of wages for non-supervisory production and maintenance workers in violation of federal antitrust laws. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. Additional lawsuits making similar allegations were consolidated including an amended consolidated complaint containing additional allegations concerning turkey processing plants naming additional defendants. We moved to dismiss the amended consolidated complaint. On September 16, 2020, the court dismissed claims against us and certain other defendants without prejudice because the complaint improperly grouped together corporate subsidiaries. The court otherwise denied the defendants’ motions to dismiss and sustained claims based on alleged conspiracies to fix wages and exchange information against five other defendants. The plaintiffs filed a second amended consolidated complaint on November 2, 2020. We moved to dismiss the complaint on December 18, 2020 based on a lack of standing to assert claims on behalf of the purported class. The court denied the motion to dismiss on March 10, 2021. On February 16, 2022, the plaintiffs filed a third amended consolidated complaint naming additional poultry processors as defendants and expanding the scope of the claims to include employees at hatcheries and feed mills. We moved to dismiss the claims related to hatchery and feed mill employees. The motion to dismiss is currently pending. In the third quarter of fiscal 2021, the Company recorded an accrual for the estimated probable losses that it expects to incur for this matter in the Company’s Consolidated Financial Statements.
The DOJ’s Antitrust Division has opened a civil investigation into poultry human resources. We will fully cooperate with the investigation.
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
The following discussion provides an analysis of the Company’s financial condition, cash flows and results of operations from management’s perspective and should be read in conjunction with the consolidated condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and within the Company’s Annual Report on Form 10-K filed for the fiscal year ended October 2, 2021. Our objective is to also provide discussion of events and uncertainties known to management that are reasonably likely to cause reported financial information not to be indicative of future operating results or of future financial condition and to offer information that provides understanding of our financial condition, cash flows and results of operations.

RESULTS OF OPERATIONS
Description of the Company
We are one of the world’s largest food companies and a recognized leader in protein. Founded in 1935 by John W. Tyson and grown under four generations of family leadership, the Company has a broad portfolio of products and brands like Tyson®, Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, Aidells®, ibp® and State Fair®. Some of the key factors influencing our business are customer demand for our products; the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace; accessibility of international markets; market prices for our products; the cost and availability of live cattle and hogs, raw materials and feed ingredients; availability of team members to operate our production facilities; and operating efficiencies of our facilities.
We operate in four reportable segments: Beef, Pork, Chicken, and Prepared Foods. We measure segment profit as operating income (loss). International/Other primarily includes our foreign operations in Australia, China, Malaysia, Mexico, the Netherlands, South Korea and Thailand, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC.
Overview
COVID-19
We continue to proactively monitor and respond to the evolving nature of the global novel coronavirus pandemic (“COVID-19” or “pandemic”) and its impact to our global business. Our ongoing COVID-19 task force was formed for the primary purposes of maintaining the health and safety of our team members, ensuring our ability to operate our processing facilities and maintaining the liquidity of our business. We have experienced and continue to experience multiple challenges related to the pandemic. The most significant challenge we face is the availability of team members to operate our production facilities as our production facilities continue to experience varying levels of absenteeism. In the second quarter of fiscal 2022, we experienced an increase in COVID-19 cases associated with the Omicron variant. The health and safety of our team members remains our top priority, and we continue to provide a variety of health and safety resources and services to team members and their family members. Additionally, we have experienced some challenges in our supply chain such as volatility of inputs, availability of shipping containers and port congestion. These challenges impacted our operating costs, but generally, we experienced lower direct incremental costs associated with COVID-19 in the first six months of fiscal 2022 as compared to the same period in fiscal 2021, and we expect this trend to continue throughout the remainder of fiscal 2022. For fiscal 2022, we expect retail demand to remain elevated as compared to the pre-pandemic levels and foodservice demand to continue to return to more historic levels. However, the long-term impacts of COVID-19 remains uncertain and will depend on future developments, including the duration and spread of the pandemic, COVID-19 variants and resurgences, and related actions taken by federal, state and local government officials to prevent and manage disease spread, and effectively distribute and administer vaccinations, all of which contain some level of uncertainty and cannot be easily predicted.
Strategy
Our strategy is to sustainably feed the world with the fastest growing protein brands. We intend to achieve our strategy as we: grow our business by delivering superior value to consumers and customers; deliver fuel for growth and returns through commercial, operational and financial excellence; and sustain our Company and our world for future generations.
Beginning in fiscal 2022, we launched a new productivity program, which is designed to drive a better, faster and more agile organization that is supported by a culture of continuous improvement and faster decision making. The execution of this program will be supported by a program management office that will ensure delivery of key project milestones and report on savings achievements connected with the three pillars of the program. The first pillar is operational and functional excellence, which includes functional efficiency efforts in Finance, HR and Procurement focused on applying best practices to reduce costs. The second pillar is the use of new digital solutions like artificial intelligence and predictive analytics to drive efficiency in operations, supply chain planning, logistics and warehousing. The third pillar is automation, which will leverage automation and robotics technologies to automate difficult and higher turnover positions. We are targeting $1 billion in productivity savings by the end of fiscal 2024 and more than $400 million in fiscal 2022, relative to a fiscal 2021 cost baseline. We are currently on track to achieve our planned productivity savings for fiscal 2022. At this time, we do not anticipate costs associated with this program to be material.
General
Sales grew 16% and 20% in the second quarter and first six months of fiscal 2022, respectively, largely due to increased average sales prices across each of our segments and a $320 million legal contingency accrual recognized as a reduction to sales in the first quarter of fiscal 2021. The higher average sales prices were primarily due to the current inflationary environment and recovery of rapidly rising costs, such as labor, freight and transportation, livestock, feed ingredients and other input costs. Operating income of $1,156 million for the second quarter of fiscal 2022 was up 61% due to improved operating income in our Beef, Chicken, and Prepared Foods segments, partially offset by a decline in the results of our Pork segment. Operating income of $2,611 million for the first six months of fiscal 2022 was up 83% due to improved operating income in our Beef, Pork, and Chicken segments, partially offset by a decline in the results of our Prepared Foods segment. In the second quarter of fiscal 2022, our operating income was impacted by $5 million of ongoing costs related to a fire in the fourth quarter of fiscal 2021 at one of our Chicken segment production facilities, net of insurance proceeds. In the six months ended April 2, 2022, our operating income was impacted by $18 million of insurance proceeds, net of costs, related to the same fire. In the six months ended April 3, 2021, our results were impacted by $19 million of charges related to the relocation of a production facility in China.

Market Environment
According to the United States Department of Agriculture (“USDA”), domestic protein production (beef, pork, chicken and turkey) decreased less than 1% in the second quarter of fiscal 2022 compared to the same period in fiscal 2021. All segments experienced strong demand, challenging labor conditions and inflation in operating costs, especially in labor, freight and transportation and certain materials, and we expect these trends to continue through the remainder of fiscal 2022. Additionally, grain and feed ingredient costs have increased substantially, which impacts all of our segments. We pursue recovery of these increased costs through pricing. The Beef segment experienced strong global demand, sufficient supply of market-ready cattle and increased live cattle costs. The Pork segment experienced adequate supply of live hogs. The Chicken segment experienced strong demand and increased feed ingredient costs. Feed ingredient costs are expected to be higher for fiscal 2022 versus fiscal 2021. The Prepared Foods segment experienced increased costs largely due to the impacts of an inflationary environment. Additionally, the conflict between Ukraine and Russia has led to economic sanctions against Russia and certain regions of Ukraine and Belarus. As of April 2, 2022, the impact of this conflict has not had a material direct impact on our financial performance. However, the conflict is still ongoing and there are many risks and uncertainties in relation to the conflict that are outside of our control. If the conflict escalates further or if additional countries join the conflict and additional economic sanctions are imposed, it could have a material impact on our business operations and financial performance.
Margins
Our total operating margin was 8.8% in the second quarter of fiscal 2022. Operating margins by segment were as follows:
•Beef – 12.7%
•Pork – 3.8%
•Chicken – 4.8%
•Prepared Foods – 11.0%

in millions, except per share data	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net income attributable to Tyson	$829	$476	$1,950	$943
Net income attributable to Tyson – per diluted share	2.28	1.30	5.35	2.58
Second quarter – Fiscal 2022 – Net income attributable to Tyson included the following items:
•$5 million pretax, or ($0.01) per diluted share, of production facilities fire costs, net of insurance proceeds.
Six months – Fiscal 2022 – Net income attributable to Tyson included the following items:
•$40 million pretax, or $0.09 per diluted share, of production facilities fire insurance proceeds net of costs incurred.
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
•$19 million pretax, or ($0.04) per diluted share, related to the relocation of a production facility in China.
Summary of Results
Sales

in millions	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Sales	$13,117	$11,300	$26,050	$21,760
Change in sales volume	(1.5)%		(0.7)%
Change in average sales price	17.6%		18.7%
Sales growth	16.1%		19.7%
Second quarter – Fiscal 2022 vs Fiscal 2021
•Sales Volume – Sales were negatively impacted by a decrease in sales volume, which accounted for a decrease of $166 million, driven by decreased volumes in our Pork and Prepared Foods segments and impacts associated with the challenging labor environment and continued supply chain constraints, partially offset by slight increases in sales volume in our Beef and Chicken segments.

•Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $1,983 million. The increase in average sales price was primarily due to the current inflationary environment and recovery of rapidly rising costs.
Six months – Fiscal 2022 vs Fiscal 2021
•Sales Volume – Sales were negatively impacted by a decrease in sales volume, which accounted for a decrease of $130 million, driven by decreased volumes in our Beef, Pork and Prepared Foods segments and impacts associated with the challenging labor environment and continued supply chain constraints, partially offset by increases in sales volume in our Chicken segment.
•Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $4,100 million. The increase in average sales price was primarily due to the current inflationary environment and recovery of rapidly rising costs.
•The above change in average sales price for the first six months of fiscal 2022 excludes a $320 million reduction of Sales from the recognition of a legal contingency accrual in the first six months of fiscal 2021.
Cost of Sales

in millions	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Cost of sales	$11,382	$10,047	$22,300	$19,330
Gross profit	$1,735	$1,253	$3,750	$2,430
Cost of sales as a percentage of sales	86.8%	88.9%	85.6%	88.8%
Second quarter – Fiscal 2022 vs Fiscal 2021
•Cost of sales increased $1,335 million. Lower sales volume decreased cost of sales $145 million while higher input cost per pound increased cost of sales $1,480 million.
•The $1,480 million impact of higher input cost per pound was impacted by:
•Increase in live cattle costs of approximately $545 million in our Beef segment.
•Increase of approximately $160 million in our Chicken segment related to net increases in feed ingredient costs, growout expenses and outside meat purchases.
•Increase in raw material and other input costs of approximately $210 million in our Prepared Foods segment.
•Increase in live hog costs of approximately $115 million in our Pork segment.
•Increase in freight and transportation costs of approximately $145 million.
•Increase of approximately $25 million in frontline bonuses.
•Increase of approximately $5 million in our Chicken segment related to costs incurred related to the fire at our production facility, net of insurance proceeds.
•Decrease due to net derivative gains of $86 million in the second quarter of fiscal 2022, compared to net derivative loss of $15 million in the second quarter of fiscal 2021 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.
•Remaining increase in costs across all of our segments primarily driven by net impacts on average cost per pound from mix changes as well as the impact of the inflationary environment on our labor and other input costs.
•The $145 million impact of lower sales volume was primarily driven by decreased volumes in our Prepared Foods and Pork segments.
Six months – Fiscal 2022 vs Fiscal 2021
•Cost of sales increased $2,970 million. Lower sales volume decreased cost of sales $114 million while higher input cost per pound increased cost of sales $3,084 million.
◦The $3,084 million impact of higher input cost per pound was impacted by:
▪Increase in live cattle costs of approximately $990 million in our Beef segment.
•Increase of approximately $400 million in our Chicken segment related to net increases in feed ingredient costs, growout expenses and outside meat purchases.
•Increase in raw material and other input costs of approximately $425 million in our Prepared Foods segment.
•Increase in live hog costs of approximately $220 million in our Pork segment.
•Increase in freight and transportation costs of approximately $300 million.

•Increase of approximately $75 million in frontline bonuses.
•Decrease due to net derivative gains of $164 million in the first six months of fiscal 2022, compared to net derivative gains of $80 million in the first six months of fiscal 2021 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.
•Decrease of approximately $18 million in our Chicken segment related to insurance proceeds net of costs incurred related to the fire at our production facility.
•Remaining increase in costs across all of our segments primarily driven by net impacts on average cost per pound from mix changes as well as the impact of the inflationary environment on our labor and other input costs.
•The $114 million impact of lower sales volume was primarily driven by decreased volumes in our Beef, Prepared Foods and Pork segments.
Selling, General and Administrative

in millions	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Selling, general and administrative expense	$579	$533	$1,139	$1,005
As a percentage of sales	4.4%	4.7%	4.4%	4.6%
Second quarter – Fiscal 2022 vs Fiscal 2021
•Increase of $46 million in selling, general and administrative was primarily driven by:
•Increase of $20 million in employee costs.
•Increase of $19 million in marketing, advertising and promotion expenses.
•Decrease of $12 million in commission and brokerage fees
•Remaining increase is primarily attributable to increased travel and entertainment costs, professional fees and increased donations.
Six months – Fiscal 2022 vs Fiscal 2021
•Increase of $134 million in selling, general and administrative was primarily driven by:
◦Increase of $55 million from the change in the impact of a cattle supplier’s misappropriation of Company funds, as the result of a $55 million gain related to the recovery of cattle inventory in the six months ended April 3, 2021, as compared to no gain or loss recognized in the six months ended April 2, 2022.
◦Increase of $35 million in employee costs.
◦Increase of $22 million in technology related costs.
◦Increase of $19 million in marketing, advertising and promotion expenses.
◦Increase of $12 million professional fees.
◦Decrease of $20 million in commission and brokerage fees.
◦Remaining increase is primarily attributable to increased travel and entertainment costs and increased donations.
Interest Expense

in millions	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Cash interest expense	$104	$113	$209	$227
Non-cash interest expense	(7)	(3)	(12)	(7)
Total interest expense	$97	$110	$197	$220
Second quarter and six months – Fiscal 2022 vs Fiscal 2021
•Cash interest expense primarily included interest expense related to our senior notes, in addition to commitment fees incurred on our revolving credit facility. The decrease in cash interest expense in fiscal 2022 was primarily due to the redemption of senior notes in fiscal 2022 and repayments of term loans and the redemption of the August 2021 Notes in fiscal 2021.

Other (Income) Expense, net

in millions	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Total other (income) expense, net	$(25)	$(12)	$(77)	$(31)
Second quarter and six months – Fiscal 2022 vs Fiscal 2021
•Included $22 million of production facilities fires insurance proceeds and $37 million of gains on equity investments due to observable price changes in the first six months of fiscal 2022.
Effective Tax Rate

Three Months Ended		Six Months Ended
April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
23.4%	23.5%	21.6%	23.5%
Second quarter and six months – Fiscal 2022 vs Fiscal 2021
•Our effective income tax rate was 23.4% for the second quarter of fiscal 2022 compared to 23.5% for the same period of fiscal 2021, and the effective income tax rates for the first six months of fiscal 2022 and 2021 were 21.6% and 23.5%, respectively. The effective tax rates for the second quarter and first six months of fiscal 2022 and 2021 were increased by state taxes and decreased by various tax benefits. Additionally, the effective tax rate for the first six months of fiscal 2022 includes a $36 million benefit from the remeasurement of deferred income taxes, primarily due to legislation decreasing state tax rates enacted in the first quarter.
Segment Results
We operate in four segments: Beef, Pork, Chicken, and Prepared Foods. The following table is a summary of sales and operating income (loss), which is how we measure segment profit.

in millions	Sales
	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Beef	$5,034	$4,046	$10,036	$8,033
Pork	1,565	1,477	3,191	2,916
Chicken	4,086	3,553	7,976	6,384
Prepared Foods	2,393	2,164	4,726	4,277
International/Other	565	487	1,115	956
Intersegment sales	(526)	(427)	(994)	(806)
Total	$13,117	$11,300	$26,050	$21,760

in millions	Operating Income (Loss)
	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Beef	$638	$445	$1,594	$973
Pork	59	67	223	183
Chicken	198	6	338	(210)
Prepared Foods	263	217	449	483
International/Other	(2)	(15)	7	(4)
Total	$1,156	$720	$2,611	$1,425

Beef Segment Results

in millions	Three Months Ended			Six Months Ended
	April 2, 2022	April 3, 2021	Change	April 2, 2022	April 3, 2021	Change
Sales	$5,034	$4,046	$988	$10,036	$8,033	$2,003
Sales volume change			0.6%			(2.9)%
Average sales price change			23.8%			27.8%
Operating income	$638	$445	$193	$1,594	$973	$621
Operating margin	12.7%	11.0%		15.9%	12.1%
Second quarter and six months – Fiscal 2022 vs Fiscal 2021
•Sales Volume – Sales volume was up slightly in the second quarter of fiscal 2022 driven by strong global demand, partially offset by a challenging labor environment and continued supply chain constraints. Sales volume decreased for the first six months due to the impacts associated with a challenging labor environment and increased supply chain constraints, partially offset by strong global demand.
•Average Sales Price – Average sales price increased in the second quarter and the first six months of fiscal 2022 as input costs such as live cattle, labor, freight and transportation costs increased and demand for our beef products remained strong.
•Operating Income – Operating income increased in the second quarter and first six months of fiscal 2022 due to strong demand as we continued to optimize revenues relative to live cattle supply and a reduction in direct incremental expenses related to COVID-19, partially offset by production inefficiencies due to the impacts associated with a challenging labor environment and continued supply chain constraints. Additionally, operating income in fiscal 2021 was impacted by a $55 million gain from the recovery of cattle inventory related to a cattle supplier's misappropriation of Company funds.
Pork Segment Results

in millions	Three Months Ended			Six Months Ended
	April 2, 2022	April 3, 2021	Change	April 2, 2022	April 3, 2021	Change
Sales	$1,565	$1,477	$88	$3,191	$2,916	$275
Sales volume change			(4.8)%			(2.3)%
Average sales price change			10.8%			11.7%
Operating income	$59	$67	$(8)	$223	$183	$40
Operating margin	3.8%	4.5%		7.0%	6.3%
Second quarter and six months – Fiscal 2022 vs Fiscal 2021
•Sales Volume – Sales volume decreased in the second quarter and first six months of fiscal 2022 primarily due to the impacts associated with a challenging labor environment.
•Average Sales Price – Average sales price increased in the second quarter and first six months of fiscal 2022 as input costs such as live hogs, labor, freight and transportation costs increased, partially offset by unfavorable mix associated with labor shortages.
•Operating Income – Operating income decreased slightly in the second quarter of fiscal 2022 due to higher input costs such as live hogs, labor and freight and transportation costs. Operating income for the first six months of fiscal 2022 increased as we optimized revenues relative to live hog supply and due to a reduction in direct incremental expenses related to COVID-19, partially offset by higher inputs costs and the impacts associated with a challenging labor environment.
Chicken Segment Results

in millions	Three Months Ended			Six Months Ended
	April 2, 2022	April 3, 2021	Change	April 2, 2022	April 3, 2021	Change
Sales	$4,086	$3,553	$533	$7,976	$6,384	$1,592
Sales volume change			0.6%			2.1%
Average sales price change			14.4%			16.9%
Operating income (loss)	$198	$6	$192	$338	$(210)	$548
Operating margin	4.8%	0.2%		4.2%	(3.3)%
Second quarter and six months – Fiscal 2022 vs Fiscal 2021
•Sales Volume – Sales volume increased in the second quarter and first six months of fiscal 2022 primarily due to a strong demand environment partially offset by continued supply chain constraints.

•Average Sales Price – Average sales price increased in the second quarter and first six months of fiscal 2022 due to the effects of pricing initiatives in an inflationary cost environment.
•Operating Income (Loss) – Operating income increased in the second quarter and first six months of fiscal 2022 due to increased sales volume and higher average sales prices, partially offset by the impacts of inflationary market conditions including increased supply chain costs and a challenging labor environment. In the second quarter of fiscal 2022, we experienced $100 million of higher feed ingredient costs and $101 million of net derivative gains as compared to $10 million of net derivative gains in the second quarter of fiscal 2021. In the first six months of fiscal 2022, we experienced $285 million of higher feed ingredient costs and $159 million of net derivative gains as compared to $83 million of net derivative gains in the first six months of fiscal 2021. Additionally, operating income in the first six months of fiscal 2022 was impacted by $18 million of insurance proceeds, net of costs incurred related to a fire at a production facility and was impacted in the first quarter of fiscal 2021 by a $320 million loss from the recognition of a legal contingency accrual.
Prepared Foods Segment Results

in millions	Three Months Ended			Six Months Ended
	April 2, 2022	April 3, 2021	Change	April 2, 2022	April 3, 2021	Change
Sales	$2,393	$2,164	$229	$4,726	$4,277	$449
Sales volume change			(5.3)%			(4.0)%
Average sales price change			15.9%			14.5%
Operating income	$263	$217	$46	$449	$483	$(34)
Operating margin	11.0%	10.0%		9.5%	11.3%
Second quarter and six months – Fiscal 2022 vs Fiscal 2021
•Sales Volume – Sales volume decreased in the second quarter and first six months of fiscal 2022 due to lower production throughput primarily associated with a challenging labor and supply environment, uneven foodservice recovery and the divestiture of our pet treats business in the fourth quarter of fiscal 2021.
•Average Sales Price – Average sales price increased in the second quarter and first six months of fiscal 2022 primarily due to the effects of revenue management in an inflationary cost environment and favorable product mix.
•Operating Income – Operating income increased in the second quarter of fiscal 2022 due to higher average sales prices, partially offset by the impacts of inflationary market conditions, including $210 million of increased raw materials and other input costs, increased supply chain costs and a challenging labor environment. Operating income decreased in the first six months of fiscal 2022 due to the impacts of inflationary market conditions, including $425 million of increased raw materials and other input costs, increased supply chain costs and a challenging labor environment, partially offset by higher average sales prices.
International/Other Results

in millions	Three Months Ended			Six Months Ended
	April 2, 2022	April 3, 2021	Change	April 2, 2022	April 3, 2021	Change
Sales	$565	$487	$78	$1,115	$956	$159
Operating income (loss)	(2)	(15)	13	$7	$(4)	$11
Second quarter and six months – Fiscal 2022 vs Fiscal 2021
•Sales – Sales increased in the second quarter and first six months of fiscal 2022 primarily due to increased pricing from favorable product mix and increased volume.
•Operating Income (Loss) – Operating income increased in the second quarter and first six months of fiscal 2022 primarily due to a $19 million charge incurred in the second quarter of fiscal 2021 related to the relocation of a production facility in China, partially offset by increased advertising and promotional investments as well as increased raw material and other input costs.
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

Cash Flows from Operating Activities

in millions	Six Months Ended
	April 2, 2022	April 3, 2021
Net income	$1,959	$949
Non-cash items in net income:
Depreciation and amortization	595	604
Deferred income taxes	98	27
Other, net	27	46
Net changes in operating assets and liabilities	(1,455)	(277)
Net cash provided by operating activities	$1,224	$1,349
•The decrease in net cash provided by operating activities was due to higher payments related to legal accruals, deferred payroll tax liabilities under the CARES Act and income taxes and an increase in inventory primarily due to increased finished inventory, offset by higher earnings as a result of strong operations in fiscal 2022.
Cash Flows from Investing Activities

in millions	Six Months Ended
	April 2, 2022	April 3, 2021
Additions to property, plant and equipment	$(847)	$(557)
Proceeds from sale of (purchases of) marketable securities, net	—	—
Acquisition of equity investments	(96)	—
Other, net	58	49
Net cash used for investing activities	$(885)	$(508)
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
•Other, net for the first six months of fiscal 2022 primarily included insurance proceeds received related to a fire at one of our Chicken production facilities, proceeds from the disposition of assets and change in deposits for capital expenditures. For the first six months of fiscal 2021, Other, net primarily included changes in deposits for capital expenditures.
Cash Flows from Financing Activities

in millions	Six Months Ended
	April 2, 2022	April 3, 2021
Proceeds from issuance of debt	$47	$557
Payments on debt	(1,088)	(1,570)
Purchases of Tyson Class A common stock	(511)	(34)
Dividends	(328)	(318)
Stock options exercised	113	22
Other, net	—	(2)
Net cash used for financing activities	$(1,767)	$(1,345)
•During the first six months of fiscal 2021, proceeds of $557 million from issuance of debt included $500 million of proceeds from the issuance of a term loan facility due March 2023.
•In March 2022, we extinguished the $1 billion outstanding balance of our senior notes due June 2022.
•During the first six months of fiscal 2021, we extinguished the $1.5 billion outstanding balance of our term loan facility using proceeds received from the issuance of debt and cash on hand.
•Purchases of Tyson Class A stock included:
◦$420 million of cash paid for shares repurchased pursuant to our share repurchase program during the six months ended April 2, 2022.
◦$91 million and $34 million of shares repurchased to fund certain obligations under our equity compensation programs during the six months ended April 2, 2022 and April 3, 2021, respectively.
•Dividends paid during the six months ended April 2, 2022 reflected a 3% increase to our fiscal 2021 quarterly dividend rate.

Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available at April 2, 2022
Cash and cash equivalents					$1,151
Short-term investments					—
Revolving credit facility	September 2026	$2,250	$—	$—	2,250
Commercial paper					—
Total liquidity					$3,401
•Liquidity includes cash and cash equivalents, short-term investments and availability under our revolving credit facility, less outstanding commercial paper balance.
•At April 2, 2022, we had accrued legal contingencies and current debt of $267 million and $79 million, respectively, which we intend to pay with cash generated from our operating activities and other existing or new liquidity sources.
•The revolving credit facility supports our short-term funding needs and also serves to backstop our commercial paper program. We had no borrowings under the revolving credit facility during the six months ended April 2, 2022. Under the terms of the facility, we have the option to establish incremental commitment increases of up to $500 million if certain conditions are met.
•We expect net interest expense to approximate $360 million for fiscal 2022.
•Our current ratio was 1.9 to 1 at April 2, 2022 and 1.6 to 1 at October 2, 2021. The increase in the six months ended April 2, 2022 was primarily due to the $1 billion debt repayment and payments of deferred payroll tax liabilities under the CARES Act and income taxes, partially offset by increased inventory.
•At April 2, 2022, approximately $454 million of our cash was held in the accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. We manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. We intend to repatriate excess cash (net of applicable withholding taxes) not subject to regulatory requirements and to indefinitely reinvest outside of the United States the remainder of cash held by foreign subsidiaries. We do not expect the regulatory restrictions or taxes on repatriation to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.
Capital Resources
Credit Facility
Cash flows from operating activities and cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $2.25 billion, to provide additional liquidity for working capital needs and to backstop our commercial paper program.
At April 2, 2022, amounts available for borrowing under our revolving credit facility totaled $2.25 billion. Our revolving credit facility is funded by a syndicate of 20 banks, with commitments ranging from $35 million to $175 million per bank.
Commercial Paper Program
Our commercial paper program provides a low-cost source of borrowing to fund general corporate purposes including working capital requirements. The maximum borrowing capacity under the commercial paper program is $1.5 billion. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. As of April 2, 2022, we had no commercial paper outstanding under this program. Our ability to access commercial paper in the future may be limited or its costs increased.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At April 2, 2022, and October 2, 2021, the ratio of our net debt to EBITDA was 1.0x and 1.2x, respectively. Refer to Part I, Item 3, EBITDA Reconciliations, for an explanation and reconciliation to comparable Generally Accepted Accounting Principles (“GAAP”) measures.

Credit Ratings
Revolving Credit Facility
Standard & Poor’s Rating Services’, a Standard & Poor’s Financial Services LLC business (“S&P”), applicable rating is “BBB+”. Moody’s Investor Service, Inc.’s (“Moody’s”) applicable rating is “Baa2”. The below table outlines the fees paid on the unused portion of the facility (“Facility Fee Rate”) and letter of credit fees and borrowings (“All-in Borrowing Spread”) that corresponds to the applicable ratings levels from S&P and Moody’s.

Ratings Level (Moody’s/S&P)	Facility Fee Rate	All-in Borrowing Spread
A2/A or above	0.070%	0.875%
A3/A-	0.090%	1.000%
Baal/BBB+ (current level)	0.100%	1.125%
Baa2/BBB	0.125%	1.250%
Baa3/BBB- or lower	0.175%	1.375%
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
We were in compliance with all debt covenants at April 2, 2022, and we expect that we will maintain compliance.
RECENTLY ISSUED/ADOPTED ACCOUNTING PRONOUNCEMENTS
Refer to the discussion of recently issued/adopted accounting pronouncements under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies.
CRITICAL ACCOUNTING ESTIMATES
We consider accounting policies related to: contingent liabilities; revenue recognition; accrued self-insurance; defined benefit pension plans; impairment of long-lived assets and definite life intangibles; impairment of goodwill and indefinite life intangible assets; business combinations; and income taxes to be critical accounting estimates. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 2, 2021. Refer to Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies, for updates to our significant accounting policies during the six months ended April 2, 2022. These critical accounting policies require us to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes.
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

Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) the COVID-19 global pandemic and associated responses thereto have had an adverse impact on our business and operations, and the extent that the COVID-19 pandemic continues to impact us will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, public adoption rates of COVID-19 vaccines and their effectiveness against emerging variants of COVID-19, the speed and effectiveness of new vaccine and treatment developments and their deployment and COVID-19 related impacts on the market, including production delays, labor shortages and increases in costs and inflation; (ii) the effectiveness of our financial excellence programs; (iii) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (iv) cyber incidents, security breaches or other disruptions of our information technology systems; (v) risks associated with our failure to consummate favorable acquisition transactions or integrate certain acquisitions’ operations; (vi) the Tyson Limited Partnership’s ability to exercise significant control over the Company; (vii) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (viii) market conditions for finished products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (ix) outbreak of a livestock disease (such as African swine fever (ASF), avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an adverse effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to access certain domestic and foreign markets; (x) changes in consumer preference and diets and our ability to identify and react to consumer trends; (xi) effectiveness of advertising and marketing programs; (xii) significant marketing plan changes by large customers or loss of one or more large customers; (xiii) our ability to leverage brand value propositions; (xiv) changes in availability and relative costs of labor and contract farmers and our ability to maintain good relationships with team members, labor unions, contract farmers and independent producers providing us livestock; (xv) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (xvi) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws; (xvii) adverse results from litigation; (xviii) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xix) impairment in the carrying value of our goodwill or indefinite life intangible assets; (xx) our participation in a multiemployer pension plan; (xxi) volatility in capital markets or interest rates; (xxii) risks associated with our commodity purchasing activities; (xxiii) the effect of, or changes in, general economic conditions; (xxiv) impacts on our operations caused by factors and forces beyond our control, such as natural disasters, fire, bioterrorism, pandemics, armed conflicts or extreme weather; (xxv) failure to maximize or assert our intellectual property rights; (xxvi) effects related to changes in tax rates, valuation of deferred tax assets and liabilities, or tax laws and their interpretation; (xxvii) the effectiveness of our internal control over financial reporting, including identification of material weaknesses; and (xxviii) those factors discussed within Item 1, Item 1A and Item 7 of our Annual Report on Form 10-K for the year ended October 2, 2021 and our other periodic filings with the SEC.
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

Commodities Risk
We purchase certain commodities, such as grains and livestock in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily forwards and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. We generally do not hedge anticipated transactions beyond 18 months. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of April 2, 2022, and October 2, 2021, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted forward and option prices. The market risk exposure analysis included both derivatives designated as hedge instruments and derivatives not designated as hedge instruments.

Effect of 10% change in fair value		in millions
	April 2, 2022	October 2, 2021
Livestock:
Live Cattle	$23	$42
Lean Hogs	45	38
Grain:
Corn	45	24
Soybean Meal	39	26
Interest Rate Risk
At April 2, 2022, we had variable rate debt of $8 million with a weighted average interest rate of 3.0%. A hypothetical 10% increase in interest rates effective at April 2, 2022, and October 2, 2021, would not have a significant effect on variable interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At April 2, 2022, we had fixed-rate debt of $8,341 million with a weighted average interest rate of 4.5%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $180 million at April 2, 2022 and $154 million at October 2, 2021. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
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
Foreign Currency Risk
We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Australian dollar, the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Malaysian ringgit, the Mexican peso, and the Thai baht. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates related to the foreign exchange forward and option contracts would have had a $22 million and $13 million impact on pretax income at April 2, 2022, and October 2, 2021 respectively.
Concentration of Credit Risk
Refer to our market risk disclosures set forth in our Annual Report filed on Form 10-K for the fiscal year ended October 2, 2021, for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks.

EBITDA Reconciliations
A reconciliation of net income to EBITDA is as follows (in millions, except ratio data):

	Six Months Ended		Fiscal Year Ended	Twelve Months Ended
	April 2, 2022	April 3, 2021	October 2, 2021	April 2, 2022

Net income	$1,959	$949	$3,060	$4,070
Less: Interest income	(6)	(4)	(8)	(10)
Add: Interest expense	197	220	428	405
Add: Income tax expense	538	291	981	1,228
Add: Depreciation	466	463	934	937
Add: Amortization (a)	124	132	261	253
EBITDA	$3,278	$2,051	$5,656	$6,883

Total gross debt			$9,348	$8,349
Less: Cash and cash equivalents			(2,507)	(1,151)
Less: Short-term investments			—	—
Total net debt			$6,841	$7,198

Ratio Calculations:
Gross debt/EBITDA			1.7x	1.2x
Net debt/EBITDA			1.2x	1.0x
(a) Excludes the amortization of debt issuance and debt discount expense of $5 million for the six months ended April 2, 2022, $9 million for the six months ended April 3, 2021, $19 million for the fiscal year ended October 2, 2021, and $15 million for the twelve months ended April 2, 2022 as it is included in interest expense.
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
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the CEO and CFO have concluded that, as of April 2, 2022, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the quarter ended April 2, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On December 19, 2019, a putative class of direct purchasers filed a class action against us, other turkey suppliers, and Agri Stats, Inc. in the United States District Court for the Northern District of Illinois. The plaintiffs allege, among other things, that the defendants entered into an agreement to exchange competitively sensitive information regarding turkey supply, production and pricing plans, all with the intent to artificially inflate the price of turkey, in violation of the Sherman Act. Plaintiffs are seeking treble damages, pre- and post-judgment interest, costs and attorneys’ fees on behalf of the putative class. On April 13, 2020, a similar complaint was filed in the United States District Court for the Northern District of Illinois on behalf of a putative class of indirect purchasers of turkey alleging claims based on the Sherman Act and various state law causes of action. The plaintiffs are seeking treble damages, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative class. Since the original filing, certain putative class members have opted out of the matter and are proceeding with individual direct actions making similar claims, and others may do so in the future. In April 2021, we reached agreement to settle all claims with the putative direct purchaser class for $4.625 million and with the putative commercial and institutional indirect purchaser class for $1.75 million. On May 25, 2021, the Court granted preliminary approval of the settlement with the putative direct purchaser class, and on January 10, 2022, the Court granted final approval of the settlement with that class. On July 28, 2021, the court granted preliminary approval of the settlement with the putative commercial and institutional indirect purchaser class, and on February 10, 2022, the Court granted final approval of the settlement with that class. While we do not admit any liability as part of the settlements, we believe that the settlements were in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation.
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
Item 1A.Risk Factors
Our business is subject to a variety of risks and uncertainties. These risks are described in this Quarterly Report on Form 10-Q and elsewhere in our other filings with the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 2, 2021. The risks identified in such reports have not changed in any material respect.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the three months ended April 2, 2022.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2, 2022 to January 29, 2022	203,354	$90.57	—	15,260,698
January 30, 2022 to March 5, 2022	217,663	96.06	—	15,260,698
March 6, 2022 to April 2, 2022	1,550,134	87.16	1,513,137	13,747,561
Total	1,971,151	$88.50	1,513,137	13,747,561
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
(2)We purchased 458,014 shares during the three months ended April 2, 2022 that were not made pursuant to our previously announced stock repurchase program but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 405,777 shares purchased in open market transactions and 52,237 shares withheld to cover required tax withholdings related to the vesting of restricted stock. Shares withheld to cover required tax withholdings related to the vesting of restricted stock do not reduce our total share repurchase authority.
(3)We purchased 1.5 million shares during the three months ended April 2, 2022 pursuant to our previously announced stock repurchase program.

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

101
The following information from our Quarterly Report on Form 10-Q for the quarter ended April 2, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Shareholders' Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104		Cover Page Interactive Data File formatted in iXBRL.

	*	Indicates a management contract or compensatory plan or arrangement.
	**	Filed herewith
	***	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: May 9, 2022	/s/ Stewart Glendinning
Stewart Glendinning
Executive Vice President and Chief Financial Officer

Date: May 9, 2022	/s/ Phillip W. Thomas
Phillip W. Thomas
Vice President, Controller and Chief Accounting Officer