Form 10-Q
period 2022-07-02
TYSON FOODS, INC.
filed 2022-08-08
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 2, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 2, 2022.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	289,616,970
Class B Common Stock, $0.10 Par Value (Class B stock)	70,010,355
Class B stock is not listed for trading on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis.
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Sales	$13,495	$12,478	$39,545	$34,238
Cost of Sales	11,884	10,858	34,184	30,188
Gross Profit	1,611	1,620	5,361	4,050
Selling, General and Administrative	578	558	1,717	1,563
Operating Income	1,033	1,062	3,644	2,487
Other (Income) Expense:
Interest income	(4)	(2)	(10)	(6)
Interest expense	85	105	282	325
Other, net	(34)	(7)	(111)	(38)
Total Other (Income) Expense	47	96	161	281
Income before Income Taxes	986	966	3,483	2,206
Income Tax Expense	233	213	771	504
Net Income	753	753	2,712	1,702
Less: Net Income Attributable to Noncontrolling Interests	3	4	12	10
Net Income Attributable to Tyson	$750	$749	$2,700	$1,692
Weighted Average Shares Outstanding:
Class A Basic	289	293	291	293
Class B Basic	70	70	70	70
Diluted	362	366	364	365
Net Income Per Share Attributable to Tyson:
Class A Basic	$2.14	$2.11	$7.64	$4.76
Class B Basic	$1.92	$1.89	$6.87	$4.27
Diluted	$2.07	$2.05	$7.42	$4.63
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net Income	$753	$753	$2,712	$1,702
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	—	—	1	2
Investments	(1)	—	(5)	(1)
Currency translation	(112)	25	(85)	51
Postretirement benefits	2	—	6	2
Total Other Comprehensive Income (Loss), Net of Taxes	(111)	25	(83)	54
Comprehensive Income	642	778	2,629	1,756
Less: Comprehensive Income Attributable to Noncontrolling Interests	3	4	12	10
Comprehensive Income Attributable to Tyson	$639	$774	$2,617	$1,746
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	July 2, 2022	October 2, 2021
Assets
Current Assets:
Cash and cash equivalents	$1,056	$2,507
Accounts receivable, net	2,518	2,400
Inventories	5,332	4,382
Other current assets	397	533
Total Current Assets	9,303	9,822
Net Property, Plant and Equipment	8,393	7,837
Goodwill	10,531	10,549
Intangible Assets, net	6,325	6,519
Other Assets	1,693	1,582
Total Assets	$36,245	$36,309

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$67	$1,067
Accounts payable	2,306	2,225
Other current liabilities	2,309	3,033
Total Current Liabilities	4,682	6,325
Long-Term Debt	8,261	8,281
Deferred Income Taxes	2,339	2,195
Other Liabilities	1,474	1,654
Commitments and Contingencies (Note 14)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 378 million shares	38	38
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,536	4,486
Retained earnings	19,708	17,502
Accumulated other comprehensive gain (loss)	(255)	(172)
Treasury stock, at cost – 88 million shares at July 2, 2022 and 83 million shares at October 2, 2021	(4,679)	(4,138)
Total Tyson Shareholders’ Equity	19,355	17,723
Noncontrolling Interests	134	131
Total Shareholders’ Equity	19,489	17,854
Total Liabilities and Shareholders’ Equity	$36,245	$36,309
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended				Nine Months Ended
	July 2, 2022		July 3, 2021		July 2, 2022		July 3, 2021
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance at beginning and end of period	378	$38	378	$38	378	$38	378	$38

Class B Common Stock:
Balance at beginning and end of period	70	7	70	7	70	7	70	7

Capital in Excess of Par Value:
Balance at beginning of period		4,510		4,443		4,486		4,433
Stock-based compensation and Other		26		21		50		31
Balance at end of period		4,536		4,464		4,536		4,464

Retained Earnings:
Balance at beginning of period		19,119		15,716		17,502		15,100
Net income attributable to Tyson		750		749		2,700		1,692
Dividends		(161)		(160)		(494)		(487)
Balance at end of period		19,708		16,305		19,708		16,305

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of period		(144)		(150)		(172)		(179)
Other comprehensive income (loss)		(111)		25		(83)		54
Balance at end of period		(255)		(125)		(255)		(125)

Treasury Stock:
Balance at beginning of period	86	(4,516)	83	(4,123)	83	(4,138)	83	(4,145)
Purchase of Class A common stock	2	(170)	—	(16)	8	(693)	—	(50)
Stock-based compensation	—	7	—	11	(3)	152	—	67
Balance at end of period	88	(4,679)	83	(4,128)	88	(4,679)	83	(4,128)

Total Shareholders’ Equity Attributable to Tyson		$19,355		$16,561		$19,355		$16,561

Equity Attributable to Noncontrolling Interests:
Balance at beginning of period		$142		$139		$131		$132
Net income attributable to noncontrolling interests		3		4		12		10
Distributions to noncontrolling interest		(1)		(6)		(1)		(8)
Other		(10)		(5)		(8)		(2)
Total Equity Attributable to Noncontrolling Interests		$134		$132		$134		$132

Total Shareholders’ Equity		$19,489		$16,693		$19,489		$16,693
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	July 2, 2022	July 3, 2021
Cash Flows From Operating Activities:
Net income	$2,712	$1,702
Depreciation and amortization	892	906
Deferred income taxes	149	(3)
Other, net	62	72
Net changes in operating assets and liabilities	(1,925)	(21)
Cash Provided by Operating Activities	1,890	2,656
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(1,323)	(859)
Purchases of marketable securities	(29)	(57)
Proceeds from sale of marketable securities	28	55
Acquisition of equity investments	(97)	(44)
Other, net	96	122
Cash Used for Investing Activities	(1,325)	(783)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	79	573
Payments on debt	(1,148)	(1,608)
Purchases of Tyson Class A common stock	(693)	(50)
Dividends	(491)	(477)
Stock options exercised	125	33
Other, net	—	(13)
Cash Used for Financing Activities	(2,128)	(1,542)
Effect of Exchange Rate Changes on Cash	(18)	11
(Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(1,581)	342
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	2,637	1,466
Cash and Cash Equivalents and Restricted Cash at End of Period	1,056	1,808
Less: Restricted Cash at End of Period	—	195
Cash and Cash Equivalents at End of Period	$1,056	$1,613
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
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature necessary to state fairly our financial position as of July 2, 2022 and the results of operations for the three and nine months ended July 2, 2022 and July 3, 2021. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
Recently Issued Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance providing optional expedients and exceptions to account for the effects of reference rate reform to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued. The optional guidance, which became effective on March 12, 2020 and can be applied through December 31, 2022, has not impacted our consolidated financial statements. The Company has various contracts that reference LIBOR and is assessing how this standard may be applied to specific contract modifications through December 31, 2022.
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

NOTE 2: ACQUISITIONS AND DISPOSITIONS
Acquisitions
In the fourth quarter of fiscal 2022, we entered into an agreement with Saudi Arabia-based Tanmiah Food Company, through which we will acquire a 60% equity stake in Supreme Foods Processing Company, a producer and distributor of value-added and cooked chicken and beef products, and a 15% equity stake in Agricultural Development Company, a fully integrated poultry company, for a total purchase price of approximately $70 million. The transaction is subject to customary adjustments and government approval and is expected to close in calendar year 2022.
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
NOTE 3: INVENTORIES
Processed products, livestock and supplies and other are valued at the lower of cost or net realizable value. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, livestock grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories. At July 2, 2022, the cost of inventories was determined by either the first-in, first-out method or the weighted-average method, which is consistent with the methods used at October 2, 2021.
The following table reflects the major components of inventory (in millions):

	July 2, 2022	October 2, 2021
Processed products	$3,079	$2,426
Livestock	1,397	1,215
Supplies and other	856	741
Total inventory	$5,332	$4,382
NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	July 2, 2022	October 2, 2021
Land	$215	$210
Buildings and leasehold improvements	5,565	5,370
Machinery and equipment	9,772	9,507
Land improvements and other	495	453
Buildings and equipment under construction	1,484	976
	17,531	16,516
Less accumulated depreciation	9,138	8,679
Net Property, Plant and Equipment	$8,393	$7,837

NOTE 5: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	July 2, 2022	October 2, 2021
Accrued salaries, wages and benefits	$879	$897
Taxes payable	375	729
Accrued current legal contingencies (a)	203	567
Other	852	840
Total other current liabilities	$2,309	$3,033
(a) $127 million of funds held in an escrow account for litigation settlements were included as restricted cash within Other current assets in the Consolidated Condensed Balance Sheet as of October 2, 2021 and no funds were held in the escrow account as of July 2, 2022.
NOTE 6: DEBT
The major components of debt are as follows (in millions):

	July 2, 2022	October 2, 2021
Revolving credit facility	$—	$—
Commercial paper	—	—
Senior notes:
4.50% Senior notes due June 2022	—	1,000
3.90% Senior notes due September 2023	400	400
3.95% Notes due August 2024	1,250	1,250
4.00% Notes due March 2026 (“2026 Notes”)	800	800
3.55% Notes due June 2027	1,350	1,350
7.00% Notes due January 2028	18	18
4.35% Notes due March 2029 (“2029 Notes”)	1,000	1,000
6.13% Notes due November 2032	160	160
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	500	500
4.55% Notes due June 2047	750	750
5.10% Notes due September 2048 (“2048 Notes”)	1,500	1,500
Discount on senior notes	(39)	(42)
Other	184	212
Unamortized debt issuance costs	(45)	(50)
Total debt	8,328	9,348
Less current debt	67	1,067
Total long-term debt	$8,261	$8,281
Revolving Credit Facility and Letters of Credit
In September 2021, we amended our existing credit facility which, among other things, increased our line of credit from $1.75 billion to $2.25 billion with the option to establish incremental commitment increases of up to $500 million if certain conditions are met. The revolving credit facility supports short-term funding needs and serves as a backstop to our commercial paper program. The facility will mature and the commitments thereunder will terminate in September 2026 with options for two one-year extensions. At July 2, 2022, amounts available for borrowing under this facility totaled $2.25 billion and we had no borrowings and no outstanding letters of credit issued under this facility. At July 2, 2022, we had $101 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs and other legal obligations. In the future, if any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility.
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured short-term promissory notes. In December 2021, we amended our existing commercial paper program, which increased our maximum borrowing capacity to $1.5 billion. As of July 2, 2022, we had no commercial paper outstanding. Our ability to access commercial paper in the future may be limited or its costs increased.

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
We were in compliance with all debt covenants at July 2, 2022.
NOTE 7: EQUITY
Share Repurchases
As of July 2, 2022, 12.0 million shares remained available for repurchase under our share repurchase program. The share repurchase program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans. A summary of share repurchases of our Class A stock is as follows (in millions):

	Three Months Ended				Nine Months Ended
	July 2, 2022		July 3, 2021		July 2, 2022		July 3, 2021
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	1.8	$155	—	$—	6.9	$587	—	$—
To fund certain obligations under equity compensation plans	0.1	15	0.2	16	1.2	106	0.7	50
Total share repurchases	1.9	$170	0.2	$16	8.1	$693	0.7	$50
NOTE 8: INCOME TAXES
Our effective tax rate was 23.6% and 22.1% for the third quarter of fiscal 2022 and 2021, respectively and 22.1% and 22.9% for the first nine months of fiscal 2022 and 2021, respectively. The effective tax rates for the third quarter and first nine months of fiscal 2022 and 2021 were higher than the federal statutory tax rate primarily due to state taxes, partially offset by various tax benefits. The effective tax rate for the first nine months of fiscal 2022 also includes a $36 million benefit from the remeasurement of deferred income taxes, primarily due to legislation decreasing state tax rates enacted in the first quarter.
Unrecognized tax benefits were $160 million and $152 million at July 2, 2022 and October 2, 2021, respectively. We do not expect material changes to our unrecognized tax benefits during the next twelve months.
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

NOTE 9: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Numerator:
Net income	$753	$753	$2,712	$1,702
Less: Net income attributable to noncontrolling interests	3	4	12	10
Net income attributable to Tyson	750	749	2,700	1,692
Less dividends declared:
Class A	132	132	406	401
Class B	29	28	88	86
Undistributed earnings	$589	$589	$2,206	$1,205

Class A undistributed earnings	$484	$485	$1,813	$992
Class B undistributed earnings	105	104	393	213
Total undistributed earnings	$589	$589	$2,206	$1,205

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	289	293	291	293
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70	70	70
Effect of dilutive securities:
Stock options, restricted stock and performance units	3	3	3	2
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	362	366	364	365

Net income per share attributable to Tyson:
Class A basic	$2.14	$2.11	$7.64	$4.76
Class B basic	$1.92	$1.89	$6.87	$4.27
Diluted	$2.07	$2.05	$7.42	$4.63
Dividends Declared Per Share:
Class A	$0.460	$0.445	$1.395	$1.360
Class B	$0.414	$0.400	$1.256	$1.224
Approximately 2 million of our stock-based compensation shares were antidilutive for the three and nine months ended July 2, 2022. Approximately 2 million and 4 million of our stock-based compensation shares were antidilutive for the three and nine months ended July 3, 2021, respectively. These shares were not included in the diluted earnings per share calculation.
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

NOTE 10: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs and risks are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize various industry-standard models that take into account the implicit cost of hedging. Credit risks associated with our derivative contracts are not significant as we minimize counterparty exposure by dealing with credit-worthy counterparties and utilizing exchange traded instruments, margin accounts or letters of credit. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk related to our derivative financial instruments existed at July 2, 2022.
We had the following net aggregated outstanding notional amounts related to our derivative financial instruments:

in millions, except soybean meal tons	Metric	July 2, 2022	October 2, 2021
Commodity:
Corn	Bushels	27	37
Soybean Meal	Tons	503,500	1,026,733
Live Cattle	Pounds	213	417
Lean Hogs	Pounds	278	413
Foreign Currency	United States dollar	$221	$130
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
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes as well as interest rates related to our variable rate debt. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of July 2, 2022, we had $14 million of realized losses related to treasury rate locks in connection with the issuance of the 2026, 2029 and 2048 Notes, which will be reclassified to earnings over the lives of these notes. During the nine months ended July 2, 2022 and July 3, 2021, we did not reclassify significant pretax gains or losses into earnings as a result of the discontinuance of cash flow hedges. For the nine months ended July 2, 2022 and July 3, 2021, we had no gains or losses recognized in OCI on derivatives designated as cash flow hedges.
Fair Value Hedges
We designate certain derivative contracts as fair value hedges of firm commitments to purchase livestock for harvest. Our objective of these hedges is to minimize the risk of changes in fair value created by fluctuations in commodity prices associated with fixed price livestock firm commitments. For these derivative instruments we designate and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the same period. We include the gain or loss on the hedged items (e.g., livestock purchase firm commitments) in the same line item, Cost of Sales, as the offsetting gain or loss on the related livestock forward position. Ineffectiveness related to fair value hedges was not significant for the three and nine months ended July 2, 2022, and July 3, 2021. The following table sets forth the carrying amount of fair value hedge (assets) liabilities as of July 2, 2022 and October 2, 2021 (in millions):

Consolidated Condensed Balance Sheets Classification	July 2, 2022	October 2, 2021
Inventory	$(4)	$(6)
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

Reclassification to Earnings
The following table sets forth the total amounts of each income and expense line item presented in the Consolidated Condensed Statements of Income in which the effects of hedges are recorded (in millions):

Consolidated Condensed Statements of Income Classification	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Cost of Sales	$11,884	$10,858	$34,184	$30,188
Interest Expense	85	105	282	325
Other, net	(34)	(7)	(111)	(38)
The following table sets forth the pretax impact of the cash flow, fair value and undesignated derivative instruments in the Consolidated Condensed Statements of Income (in millions):

Consolidated Condensed Statements of Income Classification		Three Months Ended		Nine Months Ended
		July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Cost of Sales	Gain (Loss) on cash flow hedges reclassified from OCI to Earnings:
	Commodity contracts	$—	$—	$—	$(1)
	Gain (Loss) on fair value hedges:
	Commodity contracts (a)	(6)	(25)	(22)	(40)
	Gain (Loss) on derivatives not designated as hedging instruments:
	Commodity contracts	(19)	66	161	162
Total		$(25)	$41	$139	$121

Interest Expense	Gain (Loss) on cash flow hedges reclassified from OCI to Earnings:
	Interest rate contracts	$—	$—	$(1)	$(1)

Other, net	Gain (Loss) on derivatives not designated as hedging instruments:
	Foreign exchange contracts	$1	$(3)	$5	$(2)
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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

July 2, 2022	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$8	$—	$(4)	$4
Undesignated	—	128	—	(57)	71
Other Assets:
Available-for-sale securities	—	65	38	—	103
Deferred compensation assets	30	352	—	—	382
Total assets	$30	$553	$38	$(61)	$560
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$4	$—	$(4)	$—
Undesignated	—	136	—	(117)	19
Total liabilities	$—	$140	$—	$(121)	$19

October 2, 2021	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$18	$—	$(10)	$8
Undesignated	—	169	—	(89)	80
Other Assets:
Available-for-sale securities	—	61	48	—	109
Deferred compensation assets	14	397	—	—	411
Total assets	$14	$645	$48	$(99)	$608
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$12	$—	$(12)	$—
Undesignated	—	159	—	(143)	16
Total liabilities	$—	$171	$—	$(155)	$16
(a) Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. Additionally, at July 2, 2022, and October 2, 2021, we had $60 million and $56 million, respectively, of net cash collateral with various counterparties where master netting arrangements exist and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Nine Months Ended
	July 2, 2022	July 3, 2021
Balance at beginning of year	$48	$53
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	(2)	(1)
Purchases	7	17
Issuances	—	—
Settlements	(15)	(20)
Balance at end of period	$38	$49
Total gains (losses) for the nine month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—
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
The following table sets forth our available-for-sale securities’ amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	July 2, 2022			October 2, 2021
	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)
Available-for-sale securities:
Debt securities:
U.S. treasury and agency	$69	$65	$(4)	$61	$61	$—
Corporate and asset-backed	39	38	(1)	47	48	1
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

We consider many factors in determining whether a loss is credit-related, including the financial condition and near-term prospects of the issuer, borrower repayment characteristics for asset-backed securities, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no direct write-offs or allowances for credit losses in earnings for the three and nine months ended July 2, 2022, and July 3, 2021.
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
In the nine months ended July 2, 2022, we recognized gains of $37 million in Other, net in the Consolidated Condensed Statements of Income, based upon observable price changes. Equity investments without readily determinable fair values are measured using Level 3 inputs and are included in Other Assets in the Consolidated Condensed Balance Sheets. We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the nine months ended July 3, 2021.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	July 2, 2022		October 2, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total debt	$8,105	$8,328	$10,810	$9,348
NOTE 12: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after-tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended						Nine Months Ended
	July 2, 2022			July 3, 2021			July 2, 2022			July 3, 2021
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to interest expense	$—	$—	$—	$—	$—	$—	$1	$—	$1	$1	$—	$1
(Gain) loss reclassified to cost of sales	—	—	—	—	—	—	—	—	—	1	—	1

Investments:
Unrealized gain (loss)	(1)	—	(1)	—	—	—	(6)	1	(5)	(1)	—	(1)

Currency translation:
Translation adjustment	(115)	3	(112)	25	—	25	(88)	3	(85)	51	—	51

Postretirement benefits:
Unrealized gain (loss)	2	—	2	1	(1)	—	7	(1)	6	3	(1)	2
Total other comprehensive income (loss)	$(114)	$3	$(111)	$26	$(1)	$25	$(86)	$3	$(83)	$55	$(1)	$54

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
Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Sales:
Beef	$4,959	$4,954	$14,995	$12,987
Pork	1,619	1,715	4,810	4,631
Chicken	4,366	3,476	12,342	9,860
Prepared Foods	2,447	2,323	7,173	6,600
International/Other	602	488	1,717	1,444
Intersegment	(498)	(478)	(1,492)	(1,284)
Total Sales	$13,495	$12,478	$39,545	$34,238

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Operating Income (Loss):
Beef(a)	$533	$1,120	$2,127	$2,093
Pork	25	67	248	250
Chicken(b)	277	(279)	615	(489)
Prepared Foods	186	150	635	633
International/Other(c)	12	4	19	—
Total Operating Income	1,033	1,062	3,644	2,487

Total Other (Income) Expense	47	96	161	281

Income before Income Taxes	$986	$966	$3,483	$2,206
(a) Beef segment results for the three and nine months ended July 2, 2022 included $27 million recognized in Cost of Sales of insurance proceeds related to a fire at one of our production facilities in the fourth quarter of fiscal 2019. Additionally, Beef segment results for the nine months ended July 3, 2021 included a $55 million gain from the recovery of cattle inventory from a cattle supplier that misappropriated Company funds. In the fourth quarter of fiscal 2022, a bankruptcy court approved a settlement that awards the Company approximately $65 million in additional recoveries. We will recognize these additional recoveries in the period they become realizable or realized, which we anticipate will be in the fourth quarter of fiscal 2022.
(b) Chicken segment results for the three and nine months ended July 2, 2022 included insurance proceeds, net of costs incurred, of $8 million and $26 million, respectively, recognized in Cost of Sales related to a fire at one of our production facilities in the fourth quarter of fiscal 2021. Additionally, Chicken segment results for the three and nine months ended July 3, 2021 included charges of $306 million and $626 million, respectively, related to the recognition of legal contingency accruals, of which $225 million and $545 million, respectively, was recorded as a reduction to Sales pursuant to FASB guidance related to accounting for revenue from contracts with customers and $81 million was recorded as an increase to Cost of Sales in the three and nine months ended July 3, 2021.
(c) International/Other results for the three and nine months ended July 3, 2021 included a $4 million loss and $23 million loss, respectively, related to the relocation of a production facility in China.
The following tables further disaggregate our sales to customers by major distribution channels (in millions):

	Three months ended July 2, 2022
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$2,130	$1,255	$828	$611	$135	$4,959
Pork	466	133	313	405	302	1,619
Chicken	1,889	1,607	294	515	61	4,366
Prepared Foods	1,412	944	52	39	—	2,447
International/Other	—	—	602	—	—	602
Intersegment	—	—	—	—	(498)	(498)
Total	$5,897	$3,939	$2,089	$1,570	$—	$13,495

	Three months ended July 3, 2021
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$2,365	$1,264	$704	$491	$130	$4,954
Pork	500	141	324	419	331	1,715
Chicken	1,500	1,492	197	270	17	3,476
Prepared Foods	1,359	877	37	50	—	2,323
International/Other	—	—	488	—	—	488
Intersegment	—	—	—	—	(478)	(478)
Total	$5,724	$3,774	$1,750	$1,230	$—	$12,478

	Nine months ended July 2, 2022
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$6,561	$3,755	$2,492	$1,776	$411	$14,995
Pork	1,374	391	884	1,204	957	4,810
Chicken	5,221	4,757	792	1,448	124	12,342
Prepared Foods	4,147	2,770	142	114	—	7,173
International/Other	—	—	1,717	—	—	1,717
Intersegment	—	—	—	—	(1,492)	(1,492)
Total	$17,303	$11,673	$6,027	$4,542	$—	$39,545

	Nine months ended July 3, 2021
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$6,535	$3,030	$1,915	$1,182	$325	$12,987
Pork	1,342	334	913	1,122	920	4,631
Chicken	4,512	4,033	515	761	39	9,860
Prepared Foods	3,968	2,404	98	130	—	6,600
International/Other	—	—	1,444	—	—	1,444
Intersegment	—	—	—	—	(1,284)	(1,284)
Total	$16,357	$9,801	$4,885	$3,195	$—	$34,238
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
NOTE 14: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of grower loans, which are substantially collateralized by the underlying assets. The remaining terms of the underlying obligations cover periods up to 9 years, and the maximum potential amount of future payments as of July 2, 2022 was not significant. The likelihood of material payments under these guarantees is not considered probable. At July 2, 2022 and October 2, 2021, no significant liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum commitment associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum commitment as of July 2, 2022 was approximately $295 million. The total receivables under these programs were $6 million and $5 million at July 2, 2022 and October 2, 2021, respectively. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have no allowance for these programs’ estimated uncollectible receivables at July 2, 2022, and October 2, 2021.

When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Certain arrangements may require cash to be deposited into a fund to cover future expenditures. These funds are generally considered restricted cash, which is reported in the Consolidated Condensed Balance Sheets in Other Assets. We had no deposits at July 2, 2022 and $3 million of deposits at October 2, 2021. Additionally, under certain agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates.
The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At July 2, 2022, the total amount under these types of arrangements totaled $709 million.
Contingencies
In the normal course of business, we are involved in various claims, lawsuits, investigations and legal proceedings, including those specifically identified below. Each quarter, we determine whether to accrue for loss contingencies based on our assessment of whether the potential loss is probable, reasonably possible or remote and to the extent a loss is probable, whether it is reasonably estimable. We record accruals in the Company’s Consolidated Financial Statements for matters that we conclude are probable and the financial impact is reasonably estimable. Regardless of the manner of resolution, frequently the most significant changes in the status of a matter may occur over a short time period, often following a lengthy period of little substantive activity. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters. Listed below are certain claims made against the Company for which the magnitude of the potential exposure could be material to the Company’s Consolidated Financial Statements. There were no significant changes to our loss contingency accruals reflected in the Company’s Consolidated Condensed Statements of Income for the three and nine months ended July 2, 2022.
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
We received a subpoena dated April 21, 2022 from the New York Attorney General’s Bureau of Consumer Frauds & Protection seeking information regarding our sales, prices and production costs of beef, pork and chicken products. After we had made an initial production of information, we were unable to agree with the New York Attorney General's office on the appropriate scope of the subpoena and, as of August 3, 2022, the parties are litigating the issue before a New York state court.

Wage Rate Litigation
On August 30, 2019, a putative class of non-supervisory production and maintenance employees at chicken processing plants in the continental United States filed class action complaints against us and certain of our subsidiaries, as well as several other poultry processing companies, in the United States District Court for the District of Maryland. The plaintiffs allege that the defendants directly and through a wage survey and benchmarking service exchanged information regarding labor rates in an effort to depress and fix the rates of wages for non-supervisory production and maintenance workers in violation of federal antitrust laws. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. Additional lawsuits making similar allegations were consolidated including an amended consolidated complaint containing additional allegations concerning turkey processing plants naming additional defendants. We moved to dismiss the amended consolidated complaint. On September 16, 2020, the court dismissed claims against us and certain other defendants without prejudice because the complaint improperly grouped together corporate subsidiaries. The court otherwise denied the defendants’ motions to dismiss and sustained claims based on alleged conspiracies to fix wages and exchange information against five other defendants. The plaintiffs filed a second amended consolidated complaint on November 2, 2020. We moved to dismiss the complaint on December 18, 2020 based on a lack of standing to assert claims on behalf of the purported class. The court denied the motion to dismiss on March 10, 2021. On February 16, 2022, the plaintiffs filed a third amended consolidated complaint naming additional poultry processors as defendants and expanding the scope of the claims to include employees at hatcheries and feed mills. We moved to dismiss the claims related to hatchery and feed mill employees. The court denied the motion to dismiss on July 19, 2022. In the third quarter of fiscal 2021, the Company recorded an accrual for the estimated probable losses that it expects to incur for this matter in the Company’s Consolidated Financial Statements.
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
Overview
COVID-19
We continue to proactively monitor and respond to the evolving nature of the global novel coronavirus pandemic (“COVID-19” or “pandemic”) and its impact to our global business. Our ongoing COVID-19 task force was formed for the primary purposes of maintaining the health and safety of our team members, ensuring our ability to operate our processing facilities and maintaining the liquidity of our business. We have experienced and continue to experience multiple challenges related to the pandemic. The most significant challenge we face is the availability of team members to operate our production facilities as our production facilities continue to experience varying levels of absenteeism. The health and safety of our team members remains our top priority, and we continue to provide a variety of health and safety resources and services to team members and their family members. Additionally, we have experienced some challenges in our supply chain such as volatility of inputs, availability of shipping containers and port congestion. These challenges impacted our operating costs, but generally, we experienced lower direct incremental costs associated with COVID-19 in the first nine months of fiscal 2022 as compared to the same period in fiscal 2021, and we expect this trend to continue throughout the remainder of fiscal 2022. For fiscal 2022, we expect retail demand to remain elevated as compared to the pre-pandemic levels and foodservice demand to continue to return to more historic levels. However, the long-term impacts of COVID-19 remains uncertain and will depend on future developments, including the duration and spread of the pandemic, COVID-19 variants and resurgences, and related actions taken by federal, state and local government officials to prevent and manage disease spread, and effectively distribute and administer vaccinations, all of which contain some level of uncertainty and cannot be easily predicted.
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
General
Sales grew 8% and 16% in the third quarter and first nine months of fiscal 2022, respectively, largely due to increased sales growth across each of our segments in the first nine months of fiscal 2022 primarily due to higher average sales price partially offset by reduced sales volumes, combined with $225 million and $545 million in legal contingency accruals recognized as a reduction to sales in the third quarter and first nine months of fiscal 2021, respectively. The higher average sales prices were primarily due to the current inflationary environment and recovery of rapidly rising costs, such as labor, freight and transportation, livestock, feed ingredients and other input costs. Operating income of $1,033 million for the third quarter of fiscal 2022 was down 3% due to declining operating income in our Beef and Pork segments, partially offset by an increase in the results of our Chicken and Prepared Foods segments. Operating income of $3,644 million for the first nine months of fiscal 2022 was up 47% due to improved operating income in our Beef, Chicken, and Prepared Foods segments. In the third quarter of fiscal 2022, our operating income was impacted by $35 million of insurance proceeds related to fires at our production facilities, net of costs incurred. Results in the third quarter of fiscal 2021 were impacted by $306 million of charges related to legal contingency accruals. In the nine months ended July 2, 2022, our operating income was impacted by $53 million of insurance proceeds, net of costs incurred, related to the same fires. In the nine months ended July 3, 2021, our results were impacted by $23 million of charges related to the relocation of a production facility in China.

Market Environment
According to the United States Department of Agriculture, domestic protein production (beef, pork, chicken and turkey) was relatively flat in the third quarter of fiscal 2022 compared to the same period in fiscal 2021. All segments experienced inflation in operating costs, especially in labor, freight and transportation and certain materials, and we expect these trends to continue through the remainder of fiscal 2022. Additionally, grain and feed ingredient costs have increased substantially, which impacts all of our segments. We pursue recovery of these increased costs through pricing. The Federal Reserve recently increased interest rates, and it is anticipated that interest rates will continue to rise in the near term. Our direct exposure to rising interest rates is somewhat tempered given our strong liquidity position in addition to our current debt structure in which nearly all of our borrowings have fixed interest rates. At July 2, 2022, our current debt was $67 million, and we have approximately $470 million of debt coming due over the next 24 months. However, should we need to issue additional debt or borrow under our existing revolving credit facility, we may be exposed to higher interest rates than our current outstanding borrowings. The Beef segment experienced strong demand, sufficient supply of market-ready cattle and increased live cattle costs. The Pork segment experienced adequate supply of live hogs. The Chicken segment experienced strong demand and increased feed ingredient and other input costs. Feed ingredient costs are expected to be higher for fiscal 2022 versus fiscal 2021. The Prepared Foods segment experienced increased costs largely due to the impacts of an inflationary environment. Additionally, the conflict between Ukraine and Russia has led to economic sanctions against Russia and certain regions of Ukraine and Belarus. As of July 2, 2022, the impact of this conflict has not had a material direct impact on our financial performance. However, the conflict is still ongoing and there are many risks and uncertainties in relation to the conflict that are outside of our control. If the conflict escalates further or if additional countries join the conflict and additional economic sanctions are imposed, it could have a material impact on our business operations and financial performance.
Margins
Our total operating margin was 7.7% in the third quarter of fiscal 2022. Operating margins by segment were as follows:
•Beef – 10.7%
•Pork – 1.5%
•Chicken – 6.3%
•Prepared Foods – 7.6%

in millions, except per share data	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income attributable to Tyson	$750	$749	$2,700	$1,692
Net income attributable to Tyson – per diluted share	2.07	2.05	7.42	4.63
Third quarter – Fiscal 2022 – Net income attributable to Tyson included the following items:
•$67 million pretax, or $0.13 per diluted share, of production facilities fire insurance proceeds, net of costs incurred.
Nine months – Fiscal 2022 – Net income attributable to Tyson included the following items:
•$107 million pretax, or $0.22 per diluted share, of production facilities fire insurance proceeds, net of costs incurred.
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
•$6 million pretax, or $0.01 per diluted share, of Beef production facility fire insurance proceeds, net of costs incurred.
Summary of Results
Sales

in millions	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Sales	$13,495	$12,478	$39,545	$34,238
Change in sales volume	(1.9)%		(1.0)%
Change in average sales price	8.1%		14.7%
Sales growth	8.2%		15.5%

Third quarter – Fiscal 2022 vs Fiscal 2021
•Sales Volume – Sales were negatively impacted by a decrease in sales volume, which accounted for a decrease of $223 million, driven by decreased volumes in our Pork, Chicken and Prepared Foods segments and impacts associated with reduced global Pork demand and impacts associated with increased pricing, partially offset by an increase in sales volume in our Beef segment.
•Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $1,015 million. The increase in average sales price was primarily due to the current inflationary environment and recovery of rapidly rising costs.
•The above change in average sales price for the third quarter of fiscal 2022 excludes the impact of a $225 million reduction of Sales from the recognition of legal contingency accruals in the third quarter of fiscal 2021.
Nine months – Fiscal 2022 vs Fiscal 2021
•Sales Volume – Sales were negatively impacted by a decrease in sales volume, which accounted for a decrease of $353 million, driven by decreased volumes in our Beef, Pork and Prepared Foods segments and impacts associated with the challenging labor environment and continued supply chain constraints, partially offset by increases in sales volume in our Chicken segment.
•Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $5,115 million. The increase in average sales price was primarily due to the current inflationary environment and recovery of rapidly rising costs.
•The above change in average sales price for the nine months ended July 2, 2022 excludes the impact of a $545 million reduction of Sales from the recognition of legal contingency accruals in the nine months ended July 3, 2021.
Cost of Sales

in millions	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Cost of sales	$11,884	$10,858	$34,184	$30,188
Gross profit	$1,611	$1,620	$5,361	$4,050
Cost of sales as a percentage of sales	88.1%	87.0%	86.4%	88.2%
Third quarter – Fiscal 2022 vs Fiscal 2021
•Cost of sales increased $1,026 million. Lower sales volume decreased cost of sales $193 million while higher input cost per pound increased cost of sales $1,219 million.
•The $1,219 million impact of higher input cost per pound was impacted by:
•Increase in live cattle costs of approximately $480 million in our Beef segment.
•Increase of approximately $195 million in our Chicken segment related to net increases in feed ingredient costs, growout expenses and outside meat purchases.
•Increase in raw material and other input costs of approximately $135 million in our Prepared Foods segment.
•Increase in freight and transportation costs of approximately $100 million.
•Increase due to net derivative losses of $25 million in the third quarter of fiscal 2022, compared to net derivative gain of $41 million in the third quarter of fiscal 2021 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.
•Decrease of approximately $81 million in our Chicken segment related to the recognition of legal contingency accruals in the third quarter of fiscal 2021.
•Decrease in live hog costs of approximately $40 million in our Pork segment.
•Decrease of approximately $8 million in our Chicken segment related to insurance proceeds, net of costs incurred, related to the fire at our production facility in the fourth quarter of fiscal 2021.
•Decrease of approximately $27 million in our Beef segment related to insurance proceeds related to the fire at our production facility in the fourth quarter of fiscal 2019.
•Remaining increase in costs across all of our segments primarily driven by net impacts on average cost per pound from mix changes as well as the impact of the inflationary environment on our labor and other input costs, partially offset by savings from our productivity program.
•The $193 million impact of lower sales volume was primarily driven by decreased volumes in our Prepared Foods, Chicken and Pork segments.

Nine months – Fiscal 2022 vs Fiscal 2021
•Cost of sales increased $3,996 million. Lower sales volume decreased cost of sales $307 million while higher input cost per pound increased cost of sales $4,303 million.
•The $4,303 million impact of higher input cost per pound was impacted by:
•Increase in live cattle costs of approximately $1,470 million in our Beef segment.
•Increase of approximately $595 million in our Chicken segment related to net increases in feed ingredient costs, growout expenses and outside meat purchases.
•Increase in raw material and other input costs of approximately $560 million in our Prepared Foods segment.
•Increase in live hog costs of approximately $180 million in our Pork segment.
•Increase in freight and transportation costs of approximately $400 million.
•Increase of approximately $90 million in frontline bonuses.
•Decrease due to net derivative gains of $139 million in the first nine months of fiscal 2022, compared to net derivative gains of $121 million in the first nine months of fiscal 2021 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.
•Decrease of approximately $81 million in our Chicken segment related to the recognition of legal contingency accruals in the third quarter of fiscal 2021.
•Decrease of approximately $26 million in our Chicken segment related to insurance proceeds, net of costs incurred, related to the fire at our production facility in the fourth quarter of fiscal 2021.
•Decrease of approximately $27 million in our Beef segment related to insurance proceeds related to the fire at our production facility in the fourth quarter of fiscal 2019.
•Remaining increase in costs across all of our segments primarily driven by net impacts on average cost per pound from mix changes as well as the impact of the inflationary environment on our labor and other input costs, partially offset by savings from our productivity program.
•The $307 million impact of lower sales volume was primarily driven by decreased volumes in our Prepared Foods, Beef and Pork segments.
Selling, General and Administrative

in millions	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Selling, general and administrative expense	$578	$558	$1,717	$1,563
As a percentage of sales	4.3%	4.5%	4.3%	4.6%
Third quarter – Fiscal 2022 vs Fiscal 2021
•Increase of $20 million in selling, general and administrative was primarily driven by:
•Increase of $16 million in marketing, advertising and promotion expenses.
•Increase of $7 million in technology related costs.
•Decrease of $11 million in commission and brokerage fees
•Remaining increase is primarily attributable to increased donations, employee costs and travel and entertainment costs.
Nine months – Fiscal 2022 vs Fiscal 2021
•Increase of $154 million in selling, general and administrative was primarily driven by:
•Increase of $55 million from the change in the impact of a cattle supplier’s misappropriation of Company funds, as the result of a $55 million gain related to the recovery of cattle inventory in the nine months ended July 3, 2021, as compared to no gain or loss recognized in the nine months ended July 2, 2022.
•Increase of $40 million in employee costs.
•Increase of $35 million in marketing, advertising and promotion expenses.
•Increase of $29 million in technology related costs.
•Increase of $18 million in professional fees.
•Increase of $12 million in travel and entertainment costs.
•Decrease of $31 million in commission and brokerage fees.
•Decrease of $20 million in depreciation and amortization.
•Remaining increase is primarily attributable to increased donations and other miscellaneous expenses.

Interest Expense

in millions	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Cash interest expense	$94	$111	$303	$338
Non-cash interest expense	(9)	(6)	(21)	(13)
Total interest expense	$85	$105	$282	$325
Third quarter and nine months – Fiscal 2022 vs Fiscal 2021
•Cash interest expense primarily included interest expense related to our senior notes, in addition to commitment fees incurred on our revolving credit facility. The decrease in cash interest expense in fiscal 2022 was primarily due to the redemption of senior notes in fiscal 2022 and repayments of term loans and the redemption of the August 2021 Notes in fiscal 2021.
Other (Income) Expense, net

in millions	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Total other (income) expense, net	$(34)	$(7)	$(111)	$(38)
Third quarter and nine months – Fiscal 2022 vs Fiscal 2021
•Included $32 million of production facilities fire insurance proceeds in the third quarter of fiscal 2022 and $54 million of production facilities fires insurance proceeds and $37 million of gains on equity investments due to observable price changes in the first nine months of fiscal 2022.
Effective Tax Rate

Three Months Ended		Nine Months Ended
July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
23.6%	22.1%	22.1%	22.9%
Third quarter and nine months – Fiscal 2022 vs Fiscal 2021
•Our effective income tax rate was 23.6% for the third quarter of fiscal 2022 compared to 22.1% for the same period of fiscal 2021, and the effective income tax rates for the first nine months of fiscal 2022 and 2021 were 22.1% and 22.9%, respectively. The effective tax rates for the third quarter and first nine months of fiscal 2022 and 2021 were increased by state taxes and decreased by various tax benefits. Additionally, the effective tax rate for the first nine months of fiscal 2022 includes a $36 million benefit from the remeasurement of deferred income taxes, primarily due to legislation decreasing state tax rates enacted in the first quarter.
Segment Results
We operate in four segments: Beef, Pork, Chicken, and Prepared Foods. The following table is a summary of sales and operating income (loss), which is how we measure segment profit.

in millions	Sales
	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Beef	$4,959	$4,954	$14,995	$12,987
Pork	1,619	1,715	4,810	4,631
Chicken	4,366	3,476	12,342	9,860
Prepared Foods	2,447	2,323	7,173	6,600
International/Other	602	488	1,717	1,444
Intersegment sales	(498)	(478)	(1,492)	(1,284)
Total	$13,495	$12,478	$39,545	$34,238

in millions	Operating Income (Loss)
	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Beef	$533	$1,120	$2,127	$2,093
Pork	25	67	248	250
Chicken	277	(279)	615	(489)
Prepared Foods	186	150	635	633
International/Other	12	4	19	—
Total	$1,033	$1,062	$3,644	$2,487
Beef Segment Results

in millions	Three Months Ended			Nine Months Ended
	July 2, 2022	July 3, 2021	Change	July 2, 2022	July 3, 2021	Change
Sales	$4,959	$4,954	$5	$14,995	$12,987	$2,008
Sales volume change			1.3%			(1.5)%
Average sales price change			(1.2)%			17.0%
Operating income	$533	$1,120	$(587)	$2,127	$2,093	$34
Operating margin	10.7%	22.6%		14.2%	16.1%
Third quarter and nine months – Fiscal 2022 vs Fiscal 2021
•Sales Volume – Sales volume decreased for the first nine months of fiscal 2022 despite strong global demand, due to the impacts associated with a challenging labor environment and supply chain constraints. Sales volume increased in the third quarter of fiscal 2022 driven by a strong global demand environment, partially offset by a challenging labor environment and continued supply chain constraints.
•Average Sales Price – Average sales price increased in the first nine months of fiscal 2022 as input costs such as live cattle, labor, freight and transportation costs increased and demand for our beef products remained strong. Average sales price decreased slightly in the third quarter of fiscal 2022 driven by reduced demand for premium cuts of beef as compared to exceptionally high demand in the third quarter of fiscal 2021.
•Operating Income – Operating income increased slightly during the first nine months of fiscal 2022 due to strong demand as we continued to optimize revenues relative to live cattle supply and a reduction in direct incremental expenses related to COVID-19, partially offset by production inefficiencies due to the impacts associated with a challenging labor environment and continued supply chain constraints. Additionally, operating income in fiscal 2021 was impacted by a $55 million gain from the recovery of cattle inventory related to a cattle supplier's misappropriation of Company funds. Operating income decreased in the third quarter of fiscal 2022 as margins began to reduce from historically high levels paired with continued increased operating costs. Additionally, operating income in the third quarter of fiscal 2022 benefited from $27 million of insurance proceeds related to a fire at a production facility in the fourth quarter of fiscal 2019.
Pork Segment Results

in millions	Three Months Ended			Nine Months Ended
	July 2, 2022	July 3, 2021	Change	July 2, 2022	July 3, 2021	Change
Sales	$1,619	$1,715	$(96)	$4,810	$4,631	$179
Sales volume change			(1.7)%			(2.1)%
Average sales price change			(3.9)%			6.0%
Operating income	$25	$67	$(42)	$248	$250	$(2)
Operating margin	1.5%	3.9%		5.2%	5.4%
Third quarter and nine months – Fiscal 2022 vs Fiscal 2021
•Sales Volume – Sales volume decreased in the third quarter and first nine months of fiscal 2022 due to reduced global demand.
•Average Sales Price – Average sales price decreased in the third quarter due to reduced export and retail demand. Average sales price increased in the first nine months of fiscal 2022 as input costs such as live hogs, labor, freight and transportation costs increased, partially offset by unfavorable mix associated with labor shortages.

•Operating Income – Operating income decreased in the third quarter of fiscal 2022 due to periods of compressed pork margins. Operating income for the first nine months of fiscal 2022 was relatively flat as reduced direct incremental expenses related to COVID-19 were offset by higher inputs costs and the impacts associated with a challenging labor environment.
Chicken Segment Results

in millions	Three Months Ended			Nine Months Ended
	July 2, 2022	July 3, 2021	Change	July 2, 2022	July 3, 2021	Change
Sales	$4,366	$3,476	$890	$12,342	$9,860	$2,482
Sales volume change			(2.1)%			0.7%
Average sales price change			20.1%			17.9%
Operating income (loss)	$277	$(279)	$556	$615	$(489)	$1,104
Operating margin	6.3%	(8.0)%		5.0%	(5.0)%
Third quarter and nine months – Fiscal 2022 vs Fiscal 2021
•Sales Volume – Sales volume decreased in the third quarter of fiscal 2022 primarily due to a reduction in volumes related to a fire at a production facility in the fourth quarter of fiscal 2021 and a reduction in outside meat purchases. Sales volume increased slightly in the first nine months of fiscal 2022 primarily due to strong global demand partially offset by a reduction in volumes related to a fire at a production facility in the fourth quarter of fiscal 2021.
•Average Sales Price – Average sales price increased in the third quarter and first nine months of fiscal 2022 due to the effects of pricing initiatives in an inflationary cost environment. The change in average sales price for the third quarter and nine months ended July 2, 2022 excludes the impact of $225 million and $545 million reductions of Sales from the recognition of legal contingency accruals in the three and nine months ended July 3, 2021, respectively.
•Operating Income (Loss) – Operating income increased in the third quarter and first nine months of fiscal 2022 primarily due to higher average sales prices, partially offset by the impacts of inflationary market conditions including increased supply chain and labor costs. In the third quarter of fiscal 2022, we experienced $145 million of higher feed ingredient costs and $23 million of net derivative losses as compared to $56 million of net derivative gains in the third quarter of fiscal 2021. In the first nine months of fiscal 2022, we experienced $430 million of higher feed ingredient costs. Additionally, operating income in the first nine months of fiscal 2022 benefited from $26 million of insurance proceeds, net of costs incurred related to a fire at a production facility and was impacted in the third quarter and first nine months of fiscal 2021 by $306 million and $626 million of losses, respectively, from the recognition of legal contingency accruals.
Prepared Foods Segment Results

in millions	Three Months Ended			Nine Months Ended
	July 2, 2022	July 3, 2021	Change	July 2, 2022	July 3, 2021	Change
Sales	$2,447	$2,323	$124	$7,173	$6,600	$573
Sales volume change			(8.5)%			(5.5)%
Average sales price change			13.8%			14.2%
Operating income	$186	$150	$36	$635	$633	$2
Operating margin	7.6%	6.5%		8.9%	9.6%
Third quarter and nine months – Fiscal 2022 vs Fiscal 2021
•Sales Volume – Sales volume decreased in the third quarter and first nine months of fiscal 2022 due to the impacts of increased pricing, uneven foodservice recovery, the divestiture of our pet treats business in the fourth quarter of fiscal 2021 and a challenging supply environment impacting the first half of fiscal 2022.
•Average Sales Price – Average sales price increased in the third quarter and first nine months of fiscal 2022 primarily due to the effects of revenue management in an inflationary cost environment.
•Operating Income – Operating income increased in the third quarter of fiscal 2022 due to higher average sales prices, partially offset by the impacts of inflationary market conditions, including $135 million of increased raw materials and other input costs in addition to increased supply chain and labor costs. Operating income was relatively flat in the first nine months of fiscal 2022 as higher average sales prices were offset by the impacts of inflationary market conditions, including $560 million of increased raw materials and other input costs in addition to increased supply chain and labor costs.

International/Other Results

in millions	Three Months Ended			Nine Months Ended
	July 2, 2022	July 3, 2021	Change	July 2, 2022	July 3, 2021	Change
Sales	$602	$488	$114	$1,717	$1,444	$273
Operating income	12	4	8	$19	$—	$19
Third quarter and nine months – Fiscal 2022 vs Fiscal 2021
•Sales – Sales increased in the third quarter and first nine months of fiscal 2022 primarily due to increased volume and increased pricing in an inflationary cost environment.
•Operating Income – Operating income increased in the third quarter and first nine months of fiscal 2022 primarily due to $23 million of charges incurred in 2021 related to the relocation of a production facility in China.
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
Cash Flows from Operating Activities

in millions	Nine Months Ended
	July 2, 2022	July 3, 2021
Net income	$2,712	$1,702
Non-cash items in net income:
Depreciation and amortization	892	906
Deferred income taxes	149	(3)
Other, net	62	72
Net changes in operating assets and liabilities	(1,925)	(21)
Net cash provided by operating activities	$1,890	$2,656
•The decrease in net cash provided by operating activities was due to higher payments related to legal accruals, deferred payroll tax liabilities under the CARES Act and income taxes and an increase in inventory primarily due to increased finished inventory, offset by a decrease in accounts receivable and higher earnings as a result of strong operations in fiscal 2022.
Cash Flows from Investing Activities

in millions	Nine Months Ended
	July 2, 2022	July 3, 2021
Additions to property, plant and equipment	$(1,323)	$(859)
Proceeds from sale of (purchases of) marketable securities, net	(1)	(2)
Acquisition of equity investments	(97)	(44)
Other, net	96	122
Net cash used for investing activities	$(1,325)	$(783)
•Additions to property, plant and equipment included spending for production growth, safety and animal well-being, acquiring new equipment, infrastructure replacements and upgrades to maintain competitive standing and position us for future opportunities.
•Capital spending for fiscal 2022 is expected to approximate $1.9 billion and will include spending for capacity expansion and utilization, automation to alleviate labor challenges and brand and product innovations.
•Other, net for the first nine months of fiscal 2022 primarily included insurance proceeds received related to fires at our production facilities, proceeds from the disposition of assets and changes in deposits for capital expenditures. For the first nine months of fiscal 2021, Other, net primarily included changes in deposits for capital expenditures.

Cash Flows from Financing Activities

in millions	Nine Months Ended
	July 2, 2022	July 3, 2021
Proceeds from issuance of debt	$79	$573
Payments on debt	(1,148)	(1,608)
Purchases of Tyson Class A common stock	(693)	(50)
Dividends	(491)	(477)
Stock options exercised	125	33
Other, net	—	(13)
Net cash used for financing activities	$(2,128)	$(1,542)
•During the first nine months of fiscal 2021, proceeds of $573 million from issuance of debt included $500 million of proceeds from the issuance of a term loan facility due March 2023.
•In March 2022, we extinguished the $1 billion outstanding balance of our senior notes due June 2022.
•During the first nine months of fiscal 2021, we extinguished the $1.5 billion outstanding balance of our term loan facility using proceeds received from the issuance of debt and cash on hand.
•Purchases of Tyson Class A stock included:
•$587 million of cash paid for shares repurchased pursuant to our share repurchase program during the nine months ended July 2, 2022.
•$106 million and $50 million of shares repurchased to fund certain obligations under our equity compensation programs during the nine months ended July 2, 2022 and July 3, 2021, respectively.
•Dividends paid during the nine months ended July 2, 2022 reflected a 3% increase to our fiscal 2021 quarterly dividend rate.
Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available at July 2, 2022
Cash and cash equivalents					$1,056
Short-term investments					—
Revolving credit facility	September 2026	$2,250	$—	$—	2,250
Commercial paper					—
Total liquidity					$3,306
•Liquidity includes cash and cash equivalents, short-term investments and availability under our revolving credit facility, less the outstanding commercial paper balance.
•At July 2, 2022, we had accrued legal contingencies and current debt of $203 million and $67 million, respectively, which we intend to pay with cash generated from our operating activities and other existing or new liquidity sources.
•The revolving credit facility supports our short-term funding needs and also serves to backstop our commercial paper program. We had no borrowings under the revolving credit facility during the nine months ended July 2, 2022. Under the terms of the facility, we have the option to establish incremental commitment increases of up to $500 million if certain conditions are met.
•We expect net interest expense to approximate $350 million for fiscal 2022.
•Our current ratio was 2.0 to 1 at July 2, 2022 and 1.6 to 1 at October 2, 2021. The increase in the nine months ended July 2, 2022 was primarily due to the $1 billion debt repayment and payments of deferred payroll tax liabilities under the CARES Act and income taxes, partially offset by increased inventory.
•At July 2, 2022, approximately $428 million of our cash was held in the accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. We manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. We intend to repatriate excess cash (net of applicable withholding taxes) not subject to regulatory requirements and to indefinitely reinvest outside of the United States the remainder of cash held by foreign subsidiaries. We do not expect the regulatory restrictions or taxes on repatriation to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.

Capital Resources
Credit Facility
Cash flows from operating activities and cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $2.25 billion, to provide additional liquidity for working capital needs and to backstop our commercial paper program.
At July 2, 2022, amounts available for borrowing under our revolving credit facility totaled $2.25 billion. Our revolving credit facility is funded by a syndicate of 20 banks, with commitments ranging from $35 million to $175 million per bank.
Commercial Paper Program
Our commercial paper program provides a low-cost source of borrowing to fund general corporate purposes including working capital requirements. The maximum borrowing capacity under the commercial paper program is $1.5 billion. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. As of July 2, 2022, we had no commercial paper outstanding under this program. Our ability to access commercial paper in the future may be limited or its costs increased.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At July 2, 2022, and October 2, 2021, the ratio of our net debt to EBITDA was 1.1x and 1.2x, respectively. Refer to Part I, Item 3, EBITDA Reconciliations, for an explanation and reconciliation to comparable Generally Accepted Accounting Principles (“GAAP”) measures.
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
We were in compliance with all debt covenants at July 2, 2022, and we expect that we will maintain compliance.
RECENTLY ISSUED/ADOPTED ACCOUNTING PRONOUNCEMENTS
Refer to the discussion of recently issued/adopted accounting pronouncements under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies.

CRITICAL ACCOUNTING ESTIMATES
We consider accounting policies related to: contingent liabilities; revenue recognition; accrued self-insurance; defined benefit pension plans; impairment of long-lived assets and definite life intangibles; impairment of goodwill and indefinite life intangible assets; business combinations; and income taxes to be critical accounting estimates. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 2, 2021. Refer to Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies, for updates to our significant accounting policies during the nine months ended July 2, 2022. These critical accounting policies require us to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes.
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
Commodities Risk
We purchase certain commodities, such as grains and livestock in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily forwards and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. We generally do not hedge anticipated transactions beyond 18 months. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of July 2, 2022, and October 2, 2021, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted forward and option prices. The market risk exposure analysis included both derivatives designated as hedge instruments and derivatives not designated as hedge instruments.

Effect of 10% change in fair value		in millions
	July 2, 2022	October 2, 2021
Livestock:
Live Cattle	$23	$42
Lean Hogs	28	38
Grain:
Corn	14	24
Soybean Meal	27	26
Interest Rate Risk
At July 2, 2022, we had variable rate debt of $10 million with a weighted average interest rate of 3.0%. A hypothetical 10% increase in interest rates effective at July 2, 2022, and October 2, 2021, would not have a significant effect on variable interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At July 2, 2022, we had fixed-rate debt of $8,318 million with a weighted average interest rate of 4.5%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% change in interest rates would have changed the fair value of our fixed-rate debt by approximately $192 million at July 2, 2022 and $154 million at October 2, 2021. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
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

Foreign Currency Risk
We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Australian dollar, the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Malaysian ringgit, the Mexican peso, and the Thai baht. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates related to the foreign exchange forward and option contracts would have had a $22 million and $13 million impact on pretax income at July 2, 2022, and October 2, 2021 respectively.
Concentration of Credit Risk
Refer to our market risk disclosures set forth in our Annual Report filed on Form 10-K for the fiscal year ended October 2, 2021, for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks.
EBITDA Reconciliations
A reconciliation of net income to EBITDA is as follows (in millions, except ratio data):

	Nine Months Ended		Fiscal Year Ended	Twelve Months Ended
	July 2, 2022	July 3, 2021	October 2, 2021	July 2, 2022

Net income	$2,712	$1,702	$3,060	$4,070
Less: Interest income	(10)	(6)	(8)	(12)
Add: Interest expense	282	325	428	385
Add: Income tax expense	771	504	981	1,248
Add: Depreciation	699	697	934	936
Add: Amortization (a)	186	198	261	249
EBITDA	$4,640	$3,420	$5,656	$6,876

Total gross debt			$9,348	$8,328
Less: Cash and cash equivalents			(2,507)	(1,056)
Less: Short-term investments			—	—
Total net debt			$6,841	$7,272

Ratio Calculations:
Gross debt/EBITDA			1.7x	1.2x
Net debt/EBITDA			1.2x	1.1x
(a) Excludes the amortization of debt issuance and debt discount expense of $7 million for the nine months ended July 2, 2022, $11 million for the nine months ended July 3, 2021, $19 million for the fiscal year ended October 2, 2021, and $15 million for the twelve months ended July 2, 2022 as it is included in interest expense.
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

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the CEO and CFO have concluded that, as of July 2, 2022, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the quarter ended July 2, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On July 8, 2022, Barber Foods, LLC (“Barber Foods”), an indirect wholly owned subsidiary of the Company, received correspondence from the Environmental Protection Agency (“EPA”) extending an opportunity to confer and negotiate a Consent Agreement and Final Order (“CAFO”) for each of two Barber Foods frozen poultry storage facilities located in Portland, Maine (the “Maine Facilities”). Included in the correspondence was a proposed CAFO for each facility. Each proposed CAFO alleges violations of the Clean Air Act resulting from EPA compliance inspections conducted in June 2019 at the Maine Facilities. The alleged violations include the failure to comply with process safety information requirements, failure to comply with mechanical integrity requirements and failure to adequately identify, evaluate, and control hazards. The proposed CAFOs set forth a proposed aggregate civil penalty of $541,243 for the alleged violations at the Maine Facilities. Barber Foods is currently in negotiations with the EPA with respect to the matter.
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the three months ended July 2, 2022.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 3, 2022 to April 30, 2022	265,041	$90.78	191,595	13,555,966
May 1, 2022 to June 4, 2022	881,577	88.01	824,767	12,731,199
June 5, 2022 to July 2, 2022	800,052	85.04	773,209	11,957,990
Total	1,946,670	$87.17	1,789,571	11,957,990
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
(2)We purchased 157,099 shares during the three months ended July 2, 2022 that were not made pursuant to our previously announced stock repurchase program but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 140,747 shares purchased in open market transactions and 16,352 shares withheld to cover required tax withholdings related to the vesting of restricted stock. Shares withheld to cover required tax withholdings related to the vesting of restricted stock do not reduce our total share repurchase authority.
(3)We purchased 1.8 million shares during the three months ended July 2, 2022 pursuant to our previously announced stock repurchase program.
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

101
The following information from our Quarterly Report on Form 10-Q for the quarter ended July 2, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Shareholders' Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104		Cover Page Interactive Data File formatted in iXBRL.

	*	Indicates a management contract or compensatory plan or arrangement.
	**	Filed herewith
	***	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: August 8, 2022	/s/ Stewart Glendinning
Stewart Glendinning
Executive Vice President and Chief Financial Officer

Date: August 8, 2022	/s/ Phillip W. Thomas
Phillip W. Thomas
Vice President, Controller and Chief Accounting Officer