Form 10-K
period 2022-10-01
TYSON FOODS, INC.
filed 2022-11-14
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the fiscal year ended	October 1, 2022

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On April 2, 2022, the aggregate market value of the registrant’s Class A Common Stock, $0.10 par value (“Class A stock”), and Class B Common Stock, $0.10 par value (“Class B stock”), held by non-affiliates of the registrant was $25,787,255,792 and $942,719, respectively. Class B stock is not publicly listed for trade on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis, so the market value was calculated based on the market price of Class A stock.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of October 29, 2022.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (“Class A stock”)	289,578,956
Class B Common Stock, $0.10 Par Value (“Class B stock”)	70,010,355
INCORPORATION BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held February 9, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
GENERAL
Tyson Foods, Inc. and its subsidiaries (collectively, the “Company,” “we,” “us,” “our,” “Tyson Foods” or “Tyson”) (NYSE: TSN) is one of the world’s largest food companies and a recognized leader in protein. Founded in 1935 by John W. Tyson and grown under four generations of family leadership, the Company has a broad portfolio of products and brands including Tyson®, Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, Aidells®, ibp® and State Fair®. Tyson Foods innovates continually to make protein more sustainable, tailor food for everywhere it’s available and raise the world’s expectations for how much good food can do. Headquartered in Springdale, Arkansas, the Company had approximately 142,000 employees (“team members”) on October 1, 2022. Through our Core Values, Tyson Foods is a company of people engaged in the production of food, seeking to pursue trust and integrity, and committed to creating value for our shareholders, our customers, our team members and our communities. We strive to be honorable and operate with integrity, be faith-friendly and inclusive, serve as stewards of the resources entrusted to us and provide a safe work environment. Some of the key factors influencing our business are customer demand for our products; the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace; accessibility of international markets; market prices for our products; the cost and availability of live cattle and hogs, raw materials and feed ingredients; availability of team members to operate our production facilities; and operating efficiencies of our facilities.
We operate a fully vertically-integrated chicken production process with the majority of our production certified as no antibiotic ever (sometimes referred to as “NAE”). Our integrated operations consist of breeding stock, contract farmers, feed production, processing, further-processing, marketing and transportation of chicken and related specialty products, including animal and pet food ingredients. Through our wholly-owned subsidiary, Cobb-Vantress, we are one of the leading poultry breeding stock suppliers in the world. Investing in breeding stock research and development allows us to breed into our flocks the characteristics found to be most desirable.
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
As part of our commitment to innovation and growth, we have a subsidiary focused on investing in companies developing breakthrough technologies, business models and products to sustainably feed a growing world population. Tyson New Ventures, LLC is used to broaden our exposure to innovative, new forms of protein and ways of sustainably producing food to complement the Company’s continuing investments in innovation in our core Beef, Pork, Chicken and Prepared Foods businesses.
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
We operate feed mills to produce scientifically-formulated feeds. In fiscal 2022, corn, soybean meal and other feed ingredients were major production costs, representing roughly 62% of our cost of growing a live chicken domestically. In addition to feed ingredients to grow the chickens, we use cooking ingredients, packaging materials and cryogenic agents. We believe our sources of supply for these materials are adequate for our present needs, and we do not anticipate any difficulty in acquiring these materials in the future.
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
CUSTOMERS
Walmart Inc. accounted for 17.7% of our fiscal 2022 consolidated sales. Sales to Walmart Inc. were included in all of our segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations. No other single customer or customer group represented more than 10% of fiscal 2022 consolidated sales.
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
FOREIGN OPERATIONS
We sold products in approximately 140 countries and regions in fiscal 2022. Major sales markets include Australia, Canada, Central America, Chile, China, the European Union, the United Kingdom, Japan, Mexico, Malaysia, the Middle East, Singapore, South Korea, Taiwan and Thailand. We have the following foreign operations:
•Cobb-Vantress, a chicken breeding stock subsidiary, has business interests in Argentina, Brazil, China, Colombia, the Dominican Republic, India, the Netherlands, New Zealand, Peru, the Philippines, Spain, Turkey, and the United Kingdom.
•Tyson Asia-Pacific consists of vertically-integrated chicken production operations in Thailand, multi-protein further-processing operations in Malaysia, a beef production operation in Australia, and joint venture interests in two non-consolidated poultry businesses in Malaysia.
•Tyson China-Korea, with locations in China and South Korea, consists of vertically-integrated chicken production operations, multi-protein further-processing operations, and a joint venture interest in a non-consolidated chicken processing business. Tyson China also sells beef, pork, and chicken products imported from Tyson production facilities in the United States and other global operations.
•Tyson Europe sells chicken products throughout the United Kingdom and Europe produced from our other global operations and co-packer arrangements and has a chicken further processing operation in the Netherlands.
•Vibra Agroindustrial S.A., a joint venture in Brazil in which we have a minority interest, is a vertically-integrated chicken processing business.
•Holding Agro Industrial S.A., a joint venture in Argentina and Uruguay in which we have a minority interest, is a vertically-integrated chicken processing business.
•Godrej Tyson Foods, a joint venture in India in which we have a minority interest, is primarily a chicken processing business.
•Tyson Mexico Trading Company, a Mexican subsidiary, sells chicken and prepared foods products primarily from our U.S. operations and co-packer arrangements.
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
Food Safety
We work to ensure our products meet high standards of food safety and quality. In addition to our own internal Food Safety and Quality Assurance oversight and review, our beef, pork, chicken, and prepared foods products are subject to inspection, primarily by the USDA and the United States Food and Drug Administration (“FDA”). We also participate in the USDA’s Hazard Analysis and Critical Control Points (“HACCP”) program or FDA’s Hazard Analysis and Risk-Based Prevention Controls (“HARPC”) program as applicable and are subject to the Sanitation Standard Operating Procedures and the Public Health Security and Bioterrorism Preparedness and Response Act of 2002. Additionally, our foreign operations are subject to various other food safety and quality assurance oversight and review.
Greenhouse Gas Emissions
Congress, the United States Environmental Protection Agency, some states and non-U.S. governments continue to consider various options to control greenhouse gas emissions. It is unclear at this time what options, if any, will be finalized, and whether such options would have a direct impact on the Company. Although we have not incurred significant costs or capital expenditures, due to continuing uncertainty surrounding this issue, it is premature to speculate on the specific nature of impacts that imposition of greenhouse gas emission controls would have on us and whether such impacts would have a material adverse effect.
Tyson closely monitors developments in this area, and voluntarily sets goals to reduce greenhouse gas emissions in accordance with the Science Based Targets initiative (SBTi) criteria, including our ambition to reach net-zero greenhouse gas emissions by 2050. We continue to evaluate the plans and associated costs of achieving our greenhouse gas emission reduction goals.
Sustainability
We have aligned our business priorities with our sustainability strategy by reimagining our people and community impact, driving product responsibility from farm to table and working toward sustaining natural resources and achieving net-zero greenhouse gas emissions. We are reimagining our people and community impact by enabling workers to succeed while supporting the growth of our communities. We aim to drive product responsibility from farm to table by delivering value to consumers with high-quality, sustainable, nutritious protein through leading portfolio of products. Additionally, we are working toward sustaining natural resources and achieving net zero by driving practices in our own operations and supply chains to more sustainably produce protein for a growing population within planetary boundaries.
In fiscal 2022, we announced our partnership with the USDA through a Partnerships for Climate-Smart Commodities grant to support the adoption of sustainable agriculture practices. With the help of the USDA grant, we plan to execute a five-year program that implements trainings, incentives and verifications to improve farmer and rancher livelihoods, increase carbon sequestration and work to reduce greenhouse gas emissions in our supply chain and beyond. Approximately 75% of the USDA grant funding for the project will go directly to farmers and ranchers, providing incentive payments and technical assistance to those adopting climate-smart practices, with the remaining 25% supporting program measurement, monitoring, reporting and validating.
We have also partnered with World Resources Institute to assess water risk and develop a water stewardship strategy, completed construction of Tyson Foods Center for Sustainable Broiler Research, and announced our global forest protection standard following deforestation risk assessment. Additionally, we established sustainability governance and oversight through the Governance and Nominating Committee of our Board of Directors. This Committee advises the Board on matters relating to corporate responsibility and sustainability, including environmental, social and governance matters affecting the Company. It also oversees the Company’s key programs and oversees and reviews, at least annually, the Company’s integration of sustainability principles into our business strategy and decision-making.

HUMAN CAPITAL MANAGEMENT
Employees and Labor Relations
As of October 1, 2022, we employed approximately 142,000 team members globally. Approximately 124,000 team members were employed in the United States, of whom approximately 118,000 were employed at non-corporate sites such as production facilities, warehouses, truck shops, hatcheries and feed mills. Approximately 18,000 team members were employed in other countries, primarily in Thailand and China. For fiscal 2022, our domestic workforce experienced a 1% decrease in retention rate from fiscal 2021 primarily driven by macro trends associated with a challenging labor environment. Approximately 35,000 team members in the United States were subject to collective bargaining agreements with various labor unions, with approximately 2% of those team members at locations either under negotiation for contract renewal or included under agreements expiring in fiscal 2023. The remaining agreements expire over the next several years. Approximately 7,000 team members in other countries were subject to collective bargaining agreements. We believe our overall relations with our workforce in both unionized and non-union settings are healthy.
Health, Safety, and Wellbeing
We maintain a safety culture grounded on the premise of eliminating workplace incidents, risks and identified hazards. To keep our team members safe, we focus on ensuring that all team members receive appropriate training and equipment. For example, every production facility team member completes at least 13 hours of compliance, safety and food safety training per year, and new hourly employees receive 120 hours of classroom and on-the-job orientation. We created and implemented processes to help identify and eliminate safety events by reducing their frequency and severity. We also review and monitor our safety performance closely. Our goal is to reduce Occupational Safety and Health Administration (“OSHA”) recordable incidents year over year. During fiscal 2022, our recordable incident rate declined 5% compared to fiscal 2021. As an expansion of our wellbeing culture and efforts to boost the overall health and wellness of our workforce, we continue to pilot health clinics near our production facilities, giving team members and their families easier access to high-quality healthcare. In response to the COVID-19 global pandemic ("COVID-19 pandemic", "COVID-19", "pandemic") and its related variants, we implemented and continue to implement various health, safety, and sanitation measures in all of our facilities. In addition to our Chief Medical Officer, we have approximately 600 occupational health nurses and administrative support staff to assist in our ongoing efforts to protect frontline team members during the COVID-19 pandemic while also enhancing our culture of health, safety and wellbeing. We continue to educate our U.S. team members about COVID-19 vaccines and boosters, provide our U.S. team members, their families and members of their household access to COVID-19 vaccines, boosters and case assessment of team members affected by the COVID-19 pandemic.
Diversity, Equity and Inclusion (DE&I)
We believe that diversity, equity, and inclusion (“DE&I”) is our strength. Our Company is diverse and consists of team members with a variety of experiences, backgrounds, beliefs, and lifestyles. Our workforce consists of approximately 40% women and over 60% minority groups. We strive to continue cultivating a culture and vision that supports DE&I in every aspect of our business, from recruiting to individual development and team member engagement, with the objective of promoting and retaining talent. We also believe that having engaged team members with a sense of belonging is paramount to our continued success. The Company has eight employee-led business resource groups that support our team members and assist with efforts to build a culture of inclusion to ensure that everyone feels respected and valued. These groups are also strategically engaged to support DE&I initiatives as they are developed and implemented at the enterprise level. Some of our functional teams have also engaged formal DE&I councils to inform special projects and initiatives and many production facilities routinely host local diversity committees.
Talent and Development
Our talent strategy and philosophy “Grow With Us” is focused on attracting the best talent, recognizing and rewarding performance, while continually developing, engaging and retaining our team members. We focus on the team member experience, removing barriers to engagement, further modernizing the human resources process, focusing on frontline team member retention and continually improving equity and effectiveness of all talent practices. Consistent with this focus, we conducted our third OneTyson engagement survey, that included corporate and frontline team members for the purpose of evaluating our team member experience, internal performance and how we compared to other companies in multiple areas. In addition, through our Upward Academy Onsite Program, we offer English as a second language, high-school equivalency, citizenship, financial literacy and digital literacy training to all team members. As of October 1, 2022, the onsite program was operating at 36 Company locations. To expand access to Upward Academy to all team members, we have also launched Upward Academy online, a frontline career development program. This program helps team members further hone professional skills and creates opportunities for our team members to advance to higher-paying, more senior-level positions within the Company through college degrees, job skills training and workforce certifications at no cost. We have a goal to be the most sought after company within our markets and peer groups. We strive to grow and develop the different capabilities and skills that we need for the future, while maintaining a robust pipeline of talent throughout the organization.

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
AVAILABILITY OF SEC FILINGS AND CORPORATE GOVERNANCE DOCUMENTS ON INTERNET WEBSITE
We maintain an internet website for investors at http://ir.tyson.com. On this website, we make available, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, iXBRL (inline eXtensible Business Reporting Language) reports, and all amendments to any of those reports, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission (the “SEC”). Also available on the website to review and print for investors are the Corporate Governance Principles, Audit Committee charter, Compensation and Leadership Development Committee charter, Governance and Nominating Committee charter, Strategy and Acquisitions Committee charter, Code of Conduct, Whistleblower Policy and other corporate governance policies. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain information in this report constitutes forward-looking statements. Such forward-looking statements include, but are not limited to, current views and estimates of our outlook for fiscal 2023, other future economic circumstances, industry conditions in domestic and international markets, our performance and financial results (e.g., debt levels, return on invested capital, value-added product growth, capital expenditures, tax rates, access to foreign markets and dividend policy). These forward-looking statements are subject to a number of factors and uncertainties that could cause our actual results and experiences to differ materially from anticipated results and expectations expressed in such forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) the COVID-19 pandemic and associated responses thereto have had an adverse impact on our business and operations, and the extent that the COVID-19 pandemic continues to impact us will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the COVID-19 related impacts on the market, including production delays, labor shortages and increases in costs and inflation; (ii) the effectiveness of our financial excellence programs; (iii) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (iv) cyber attacks, other cyber incidents, security breaches or other disruptions of our information technology systems; (v) risks associated with our failure to consummate favorable acquisition transactions or integrate certain acquisitions’ operations; (vi) the Tyson Limited Partnership’s ability to exercise significant control over the Company; (vii) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (viii) market conditions for finished products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (ix) outbreak of a livestock disease (such as African swine fever (ASF), avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an adverse effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to conduct our operations; (x) changes in consumer preference and diets and our ability to identify and react to consumer trends; (xi) effectiveness of advertising and marketing programs; (xii) significant marketing plan changes by large customers or loss of one or more large customers; (xiii) our ability to leverage brand value propositions; (xiv) changes in availability and relative costs of labor and contract farmers and our ability to maintain good relationships with team members, labor unions, contract farmers and independent producers providing us livestock, including as a result of our plan to relocate certain corporate team members to our world headquarters in Springdale, Arkansas; (xv) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (xvi) the effect of climate change and any legal or regulatory response thereto; (xvii) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws; (xviii) adverse results from litigation; (xix) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xx) impairment in the carrying value of our goodwill or indefinite life intangible assets; (xxi) our participation in a multiemployer pension plan; (xxii) volatility in capital markets or interest rates; (xxiii) risks associated with our commodity purchasing activities; (xxiv) the effect of, or changes in, general economic conditions; (xxv) impacts on our operations caused by factors and forces beyond our control, such as natural disasters, fire, bioterrorism, pandemics, armed conflicts or extreme weather; (xxvi) failure to maximize or assert our intellectual property rights; (xxvii) effects related to changes in tax rates, valuation of deferred tax assets and liabilities, or tax laws and their interpretation; and (xxviii) those factors listed under Item 1A. Risk Factors.
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
BUSINESS & OPERATIONAL RISK FACTORS
The COVID-19 pandemic and associated responses has had, and may to continue to have, an adverse impact on our business and operations.
The COVID-19 pandemic has negatively affected many parts of our business and operations. The extent that the COVID-19 pandemic continues to impact general economic conditions and our business, operations and results of operations will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the pandemic and additional variants, its severity, the actions to contain the virus or treat its impact, including the distribution and efficacy of vaccines against new variants and the speed of critical mass adoption of available vaccines, and how quickly and to what extent normal economic and operating conditions can resume.
During the pandemic, we experienced slowdowns at certain of our production facilities, primarily due to a decrease in our available workforce, and we anticipate that we may in the future experience additional volatility in our ability to operate our facilities at full utilization rates, depending on a number of factors including team member absenteeism, labor shortages and other workforce disruptions. Any additional extended period of operating at a reduced capacity or more significant reductions in our operations at our facilities could have a material adverse impact on our ability to operate our business and on our results of operations.
We have experienced, and expect to continue to experience, an increase in operating costs in connection with higher costs associated with ensuring the continued health and safety of team members, including team member costs associated with worker health and availability such as COVID-19 testing and vaccinations. There can be no assurance that the health and safety measures we have taken with respect to COVID-19 will eradicate the risks associated with working in a critical infrastructure industry, including but not limited to, infection of our employees or a temporary reduction in the operating capacity of a facility. Further, there can be no assurance that we will not incur additional direct incremental expenses related to COVID-19 going forward, and that such amounts will not be material or have a material impact on our business, cash flows or results of operations.

Our team members who have tested positive for COVID-19, and in some cases, those working in close contact with diagnosed persons, are required to be quarantined, which has led to a decrease in our available workforce in various locations. In late fiscal 2021, we implemented a requirement for our team members in the U.S. to be fully vaccinated against COVID-19 by November 1, 2021. We lifted this requirement effective October 31, 2022. Although while it was in effect this requirement generally improved our ability to operate our business effectively in fiscal 2022, the decrease in our available workforce during the COVID-19 pandemic has at times adversely impacted this ability. If a significant percentage of our workforce is unable to work, including because of illness, this could have an adverse effect on our operations and results of operations. In addition, certain of our team members who claim to have tested positive for COVID-19, or their family members, have filed lawsuits seeking compensatory and punitive damages for wrongful death and personal injury claims in several states, and additional team members or family members of team members may assert similar claims as the COVID-19 pandemic continues. If we are unsuccessful in defending against such claims, we may experience significant losses and expenses in connection with these lawsuits, which could adversely affect our liquidity, results of operations and financial condition.
We have also experienced, and expect to continue to experience, disruption and volatility in our supply chain, which has resulted, and may continue to result, in increased costs for certain raw materials, packaging materials and transportation costs. The spread of COVID-19 and other related supply chain issues have also disrupted and may continue to disrupt logistics necessary to import, export and deliver products to us and our customers. Many ports and other channels of entry are operating at only a portion of capacity as a result of congestion due to labor and equipment shortages, and means of transporting products within regions or countries may be limited for the same reason. Other supply chain risks associated with the COVID-19 pandemic include but are not limited to shutdowns or reduced operations at our suppliers’ facilities, the continued inability of some of our contract producers to manage their livestock, supply chain disruptions for feed grains, changes in consumer orders due to shifting consumer patterns, changes in livestock and protein market prices, and additional disruptions in logistics or the distribution chain for our products, the occurrence of any of which may result in a reduction in our fill rates to our customers. In addition, our operations, or those of independent contract poultry producers and producers who provide the live animals to our production operations, may become more limited in their ability to procure, deliver, or produce our food products because of labor shortages.
As a result of school and in-restaurant dining shutdowns during the COVID-19 pandemic, each of our segments previously experienced a shift in demand from foodservice to retail. While each of our segments has subsequently experienced varying levels of foodservice recovery, the long-term impact of COVID-19 remains uncertain and will depend on a number of future developments, which are uncertain and cannot be predicted at this time. In addition, in the event of a protracted period of economic downturn, demand for our foodservice products may remain below expectations or decrease further, and demand for our retail consumption products may also decrease, which could have an adverse impact on our results of operations.
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
We may not realize any or all of the anticipated benefits of our financial excellence programs, which may prove to be more difficult, costly or time consuming than expected.
In the fourth quarter of fiscal 2022, the Company approved a restructuring program (the “2022 Program”), which is expected to improve business performance, increase collaboration, enhance team member agility, enable faster decision-making and reduce redundancies. In conjunction with the 2022 Program, the Company plans to bring together all its corporate team members from the Chicago, Downers Grove and Dakota Dunes area corporate locations to its world headquarters in Springdale, Arkansas, through a phased relocation commencing in early calendar year 2023. We anticipate the 2022 Program and associated expenses will be substantially complete in our fiscal 2025. For more information regarding this program, refer to Part II, Item 8. Notes to the Consolidated Financial Statements, Note 7: Restructuring and Related Charges. Additionally, in fiscal 2022 we launched a new productivity program, which is designed to drive a better, faster and more agile organization that is supported by a culture of continuous improvement and faster decision-making.

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
In addition, we may incur higher costs than anticipated and the program impacts could result in performance shortfalls. The financial excellence programs may become a distraction for our organization and may disrupt our ongoing business operations; cause deterioration in team member morale; disrupt or weaken the internal control structures of the affected business operations; and result in negative publicity which could affect our corporate reputation. If we are unable to successfully manage the negative consequences of the financial excellence programs, our business, results of operations and financial condition for future periods could be adversely affected.
We are subject to risks associated with our international activities, which could negatively affect our sales to customers in foreign locations, as well as our operations and assets in such locations.
In fiscal 2022, we sold products to customers in approximately 140 countries. Major sales markets include Australia, Canada, Central America, Chile, China, the European Union, the United Kingdom, Japan, Mexico, Malaysia, the Middle East, Singapore, South Korea, Taiwan and Thailand. Our sales to customers in foreign countries for fiscal 2022 totaled $8.3 billion of which $5.8 billion related to export sales from the United States. In addition, we had approximately $1.5 billion of long-lived assets located in foreign locations, primarily Brazil, China, the European Union, New Zealand and Thailand, at the end of fiscal 2022.
As a result, we are subject to various risks and uncertainties relating to international sales and operations, including:
•closing of borders by foreign countries to the import of beef, pork and poultry products due to animal disease or other perceived health or safety issues;
•impact of currency exchange rate fluctuations between the United States dollar and foreign currencies, particularly the Australian dollar, the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Malaysian ringgit, the Mexican peso, and the Thai baht;
•political and economic conditions, including the ongoing conflicts between Ukraine and Russia;
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
•distribution costs, disruptions in shipping or reduced availability of freight transportation; and
•the ongoing impact of COVID-19, including any resurgence and new or existing variants, on the global economy and on consumer demand worldwide; imposition of tariffs, quotas, trade barriers and other trade protection measures imposed by foreign countries regarding the importation of beef, pork, poultry and prepared foods products, in addition to import or export licensing requirements imposed by various foreign countries.
Negative consequences relating to these risks and uncertainties could jeopardize or limit our ability to transact business in one or more of those markets where we operate or in other developing markets and could adversely affect our financial results.
Our business and reputation could suffer if we are unable to protect our information technology systems against, or effectively respond to, cyber attacks, other cyber incidents or security breaches or if our information technology systems are otherwise disrupted.
Information technology is an important part of our business operations, and we rely on information technology systems to manage business data and increase efficiencies in our production and distribution facilities and inventory management processes. We also use information technology to process financial information and results of operations for internal reporting purposes and to comply with regulatory, legal and tax requirements. In addition, we depend on information technology for digital marketing and electronic communications between our facilities, personnel, customers and suppliers. Like other companies, our information technology systems may be vulnerable to a variety of disruptions, including but not limited to the process of upgrading or replacing software, databases or components thereof, user errors, natural disasters, terrorist attacks, telecommunications failures, computer viruses, cyber attacks, hackers, unauthorized access attempts and other security issues. In addition, such incidents could result in unauthorized or accidental disclosure of material confidential information or regulated individual personal data.

We have in the past experienced, and may in the future face, cyber attacks, other cyber incidents or security breaches, and there can be no assurance that we will always be able to sufficiently mitigate the impacts to our business and operations. We have implemented and continue to evaluate security initiatives and disaster recovery plans to mitigate our exposure to these risks, but these measures may not be adequate. Attempted cyber attacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being made by groups and individuals with a wide range of motives and expertise.
Any significant failure of our systems, including failures that prevent our systems from functioning as intended or our failure to timely identify or appropriately respond to cyber attacks or other cyber incidents, could cause transaction errors, processing inefficiencies, loss of customers and sales, have negative consequences on our team members and our business partners, have a negative impact on our operations or business reputation and expose us to liability, litigation and regulatory enforcement actions. In addition, we may suffer financial and reputational damage or penalties because of the unauthorized disclosure of confidential information belonging to us or to our business partners, customers, consumers or suppliers. Finally, the disclosure of non-public information through external media channels could lead to the loss of intellectual property or damage our reputation and brand image. Similar risks exist with respect to the third-party vendors that we rely upon for aspects of our information technology support services and administrative functions, including health and benefit plan administration and certain finance and accounting functions, and systems managed, hosted, provided and/or used by third parties and their vendors. We have not experienced any significant cyber-related events in the current fiscal year.
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
•challenges in retaining the acquired businesses’ customers and key team members;
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
As of October 1, 2022, Tyson Limited Partnership (the “TLP”) owns 99.985% of the outstanding shares of the Company’s Class B Common Stock, $0.10 par value (“Class B stock”), and the TLP and members of the Tyson family own, in the aggregate, 2.27% of the outstanding shares of the Company’s Class A Common Stock, $0.10 par value (“Class A stock”), giving them, collectively, control of approximately 71.15% of the total voting power of the Company’s outstanding voting stock. At this time, the TLP does not have a managing general partner, as such, the management rights of the managing general partner may be exercised by a majority of the percentage interests of the general partners. As of October 1, 2022, Mr. John Tyson, Chairman of the Board of Directors, has 33.33% of the general partner percentage interests, and Ms. Barbara Tyson, a director of the Company, has 11.115% general partner percentage interests (the remaining general partnership interests are held by the Donald J. Tyson Revocable Trust (44.44%) and Harry C. Erwin, III (11.115%)). As a result of these holdings, positions and directorships, the partners in the TLP have the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our stockholders, including amendments to our restated certificate of incorporation and by-laws, the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership may also delay or prevent a change in control otherwise favored by our other stockholders and could depress our stock price. Additionally, as a result of the TLP’s significant ownership of our outstanding voting stock, we are eligible for “controlled company” exemptions from certain corporate governance requirements of the New York Stock Exchange.

INDUSTRY RISK FACTORS
Fluctuations in commodity prices and in the availability of raw materials, especially feed grains, live cattle, live swine and other inputs could negatively impact our earnings.
Our results of operations and financial condition, as well as the selling prices for our products, are dependent upon the cost and supply of commodities and raw materials such as beef, pork, poultry, corn, soybean meal, packaging materials and energy and, to a lesser extent, cheese, fruit, seasoning blends, flour, corn syrup, corn oils, butter and sugar. Corn, soybean meal and other feed ingredients, for instance, represented roughly 62% of our cost of growing a live chicken in fiscal 2022.
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
Volatility in our commodity and raw material costs directly impact our gross margin and profitability. The Company’s objective continues to be to offset commodity price increases with pricing actions over time. However, we may not always be able to increase our product prices enough to sufficiently offset increased raw material costs due to consumer price sensitivity or the pricing postures of our competitors. In addition, if we increase prices to offset higher costs, we could experience lower demand for our products and sales volumes. Conversely, decreases in our commodity and other input costs may create pressure on us to decrease our prices. While we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity, we do not fully hedge against changes in commodities prices.
Over time, if we are unable to price our products to cover increased costs, to offset operating cost increases with continuous improvement savings or are not successful in our commodity hedging program, then commodity and raw material price increases could materially and adversely affect our profitability, financial condition and results of operations.
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
Supply of and demand for our products can be adversely impacted by outbreaks of livestock diseases, including African swine fever (“ASF”), Bovine Spongiform Encephalopathy, Foot and Mouth Disease and Highly Pathogenic Avian Influenza (“HPAI”), which can have a significant impact on our financial results. In recent years, ASF has impacted hog herds in China, Asia, Europe, and the Caribbean, and if an outbreak of ASF were to occur in the United States, the Company’s supply of hogs and pork could be materially impacted. HPAI was detected within the United States in 2022 and additional new cases have been recently confirmed in certain states. Efforts are taken to control disease risks by adherence to good production practices and extensive precautionary biosecurity measures designed to ensure the health of livestock. However, outbreaks of disease and other events, which may be beyond our control, either in our own livestock or livestock owned by independent producers who sell livestock to us, could significantly affect demand for our products, consumer perceptions of certain protein products, the availability of livestock for purchase by us and our ability to conduct our operations. Moreover, the outbreak of livestock diseases, particularly in our Chicken segment, could have a significant effect on the livestock we own by requiring us to, among other things, destroy any affected livestock. Furthermore, an outbreak of disease could result in governmental restrictions on the import and export of our products to or from our suppliers, facilities or customers. This could also result in negative publicity that may have an adverse effect on our ability to market our products successfully and on our financial results.
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
Our business could suffer significant setbacks in sales and operating income if our customers’ plans and/or markets change significantly or if we lost one or more of our largest customers, including, for example, Walmart Inc., which accounted for 17.7% of our sales in fiscal 2022. Our retail customers typically do not enter into written contracts, and if they do sign contracts, they generally are limited in scope and duration. There can be no assurance that significant customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past. Alternative retail channels, such as convenience stores, dollar stores, drug stores, club stores and Internet-based retailers have increased their market share.

This trend towards alternative channels is expected to continue in the future. If we are not successful in expanding sales in alternative retail channels, our business or financial results may be adversely impacted. Many of our customers, such as supermarkets, warehouse clubs and food distributors, have consolidated in recent years, and consolidation is expected to continue throughout the United States and in other major markets. These consolidations have produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories, opposing price increases, and demanding lower pricing, increased promotional programs and specifically tailored products. These customers also may use shelf space currently used for our products for their own private label products. Because of these trends, our volume growth could slow or we may need to lower prices or increase promotional spending for our products. Additionally, these large customers may demand more favorable terms that may expose us to greater risks, including uncapped indemnification and no limitation of liability provisions. Such terms may obligate us to pay significant amounts in connection with potential losses arising from claims and related legal proceedings, and any such claims could also affect our reputation and our relationship with customers. We generally attempt to limit the maximum amount of indemnification or liability that we could be exposed to under our contracts, but this is not always possible without risking the loss of a customer relationship, particularly with our more significant customers. The loss of a significant customer or a material reduction in sales to, or adverse change to trade terms with, a significant customer could materially and adversely affect our product sales, financial condition and results of operations.
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
We have experienced increased labor shortages at some of our production facilities and other locations. While we have historically experienced some level of ordinary course turnover of employees, the impact of the COVID-19 pandemic and resulting actions have exacerbated labor shortages and increased turnover. A number of factors have had and may continue to have adverse effects on the labor force available to us, including government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices and immigration. Labor shortages and increased turnover rates within our team members have led to and could in the future lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees and could negatively affect our ability to efficiently operate our production facilities or otherwise operate at full capacity. An overall or prolonged labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on our operations, results of operations, liquidity or cash flows.
We depend on the availability of, and good relations with, our team members and their labor unions.
We have approximately 142,000 team members, approximately 42,000 of whom are covered by collective bargaining agreements or are members of labor unions. Our operations depend on the availability and relative costs of labor and maintaining good relations with team members and the labor unions. If we fail to maintain good relations with our team members or with the labor unions, we may experience labor strikes or work stoppages, which could adversely affect our financial results.
If we are unable to attract, hire or retain key team members or a highly skilled and diverse global workforce, it could have a negative impact on our business, financial condition or results of operations.
Our continued growth requires us to attract, hire, retain and develop key team members, including our executive officers and senior management team, and maintain a highly skilled and diverse global workforce. We compete to attract and hire highly skilled team members and our own team members are highly sought after by our competitors and other companies. Competition could cause us to lose talented team members, and unplanned turnover could deplete our institutional knowledge and result in increased costs due to increased competition for team members. In addition, our compensation arrangements may not always be successful in attracting new employees or retaining our existing team members. In fiscal 2022, we approved a plan to bring together all of our corporate team members from our Chicago, Downers Grove and Dakota Dunes area corporate locations to our world headquarters in Springdale, Arkansas. While this move is intended to foster closer collaboration, enhance team member agility and enable faster decision-making, thereby improving our ability to execute our business strategy, there can be no assurance that affected team members will agree to relocate on existing compensation arrangements or at all, or that we will not lose skilled members of our workforce, including certain senior management or other key employees, as a result of this consolidation.

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
Our products may be subject to contamination by foreign materials or disease-producing organisms or pathogens, such as Listeria monocytogenes, Salmonella and E. coli. These organisms and pathogens are found generally in the environment and there is a risk that one or more, as a result of food processing, could be present in our products. These organisms and pathogens also can be introduced to our products as a result of improper handling at the further-processing, foodservice or consumer level. These risks may be controlled, but may not be eliminated, by adherence to good manufacturing practices and finished product testing. We have little, if any, control over handling procedures once our products have been shipped for distribution. Even an inadvertent shipment of contaminated products may be a violation of law and may lead to increased risk of exposure to product liability claims, increased scrutiny and penalties, including injunctive relief and plant closings, by federal and state regulatory agencies, and adverse publicity, which could exacerbate the associated negative consumer reaction. Some of our commercial contracts with our customers have uncapped indemnification clauses or no limitation of liability provisions, so any of these occurrences could cause us to pay significant amounts in penalties and spend significant resources, which could have a material adverse effect on our financial results. While we also benefit from certain indemnification obligations from our customers, such protections may not adequately cover all claims brought against us or cover only a portion of such claim. In addition, we may be required to recall some of our products if they spoil, become contaminated, are tampered with or are mislabeled. A widespread product recall could result in significant losses due to the costs of a recall, the destruction of product inventory and lost sales due to the unavailability of product for a period of time. Such a product recall also could result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our products, which could have a material adverse effect on our business results and the value of our brands.
New or more stringent domestic and international government regulations could impose material costs on us and could adversely affect our business.
Our operations are subject to extensive federal, state and foreign laws and regulations by authorities that oversee food safety standards and processing, packaging, storage, distribution, advertising, labeling and export of our products. See “Environmental Regulation and Food Safety” in Item 1 of this Annual Report on Form 10-K for more information. Changes in laws or regulations that impose additional regulatory requirements on us (including the United Kingdom’s exit from the European Union) could increase our cost of doing business or restrict our actions, causing our results of operations to be adversely affected. For example, increased governmental interest in advertising practices may result in regulations that could require us to change or restrict our advertising practices.
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
Climate change and any legal or regulatory responses may have a long-term adverse impact on our business and results of operations.
Climate change and rising global temperatures may contribute to changing weather patterns, heavier or more frequent storms and wildfires, and increased frequency and severity of natural disasters. Decreased agricultural productivity in certain regions of the world caused by changing weather patterns has limited and may continue to limit the availability, or may increase the cost, of key agricultural commodities and natural resource ingredients and manufacturing inputs, as well as raw materials such as beef, pork, poultry, corn, soybean meal and other feed ingredients. This in turn could lead to increased food insecurity in communities around the world. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. In addition, climate change could affect our ability to procure needed commodities at costs and in quantities we currently experience and may require us to make additional unplanned capital expenditures.

Increasing concern over climate change also may adversely impact demand for our products due to changes in consumer preferences and result in additional legal or regulatory requirements designed to manage greenhouse gas emissions, climate risks, and resulting environmental impacts. Increased energy or compliance costs and expenses due to increased legal or regulatory requirements could be prohibitively costly and may cause disruptions in, or an increase in the costs associated with, the running of our production facilities. Furthermore, compliance with any such legal or regulatory requirements may require us to make significant changes to our business operations and strategy, which will likely incur substantial time, attention and costs. Even if we make changes to align ourselves with such legal or regulatory requirements, we may still be subject to significant fines if such laws and regulations are interpreted and applied in a manner inconsistent with our practices. The effects of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations.
Finally, we currently provide certain climate-related disclosures, and from time to time, we establish and publicly announce goals and commitments to reduce our carbon footprint. These disclosures and goals, and our progress towards these commitments, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. There can be no assurance that our current disclosures and targets, and the methodologies that we currently use to support our disclosures and progress towards our targets, will satisfy any new regulations and legal requirements in the U.S. and abroad, and the costs of aligning our current disclosures and goals to any new legal requirements may be significant. Additionally, if we fail to achieve or improperly report on our progress toward achieving our carbon emissions reduction goals and commitments, the resulting negative publicity could adversely affect consumer preference for our products.
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
Goodwill and indefinite life intangible assets are initially recorded at fair value and not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise. In assessing the carrying value of goodwill and indefinite life intangible assets, we make estimates and assumptions about sales growth, operating margins, royalty rates, valuation multiples, and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated principally using income and market approaches. The income approach is based on the present value of future cash flows of each reporting unit and are believed to reflect market participant views which would exist in an exit transaction. The market approach measures value based on what other purchasers in the market have paid for assets or business interests that can be considered reasonably similar to each reporting unit and are believed to reflect market participant views which would exist in an exit transaction. Indefinite life intangible asset valuations have been calculated principally using relief-from-royalty and excess earnings approaches and are believed to reflect market participant views which would exist in an exit transaction. Under these valuation approaches, we are required to make various judgmental assumptions about appropriate sales growth, operating margins, royalty rates and discount rates, amongst other assumptions. Disruptions in global credit and other financial markets and deterioration of economic conditions, including as a result of inflation, could, among other things, cause us to increase the discount rate used in the valuations. We could be required to evaluate the recoverability of goodwill and indefinite life intangible assets prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business, increased discount rates or sustained market capitalization declines. These types of events and the resulting analyses could result in impairment charges in the future, which could be substantial. As of October 1, 2022, we had $14.6 billion of goodwill and indefinite life intangible assets, which represented approximately 39.6% of total assets.
Participation in a Multiemployer Pension Plan could adversely affect our business.
We participate in a “multiemployer” pension plan that provides defined benefits to certain team members covered by collective bargaining agreements. This type of plan is typically administered by a board of trustees composed of the management of the participating companies and labor representatives. We are required to make periodic contributions to this plan to allow the plan to meet its pension benefit obligation to its participants. Our required contributions to this fund could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to this fund, inability or failure of withdrawing companies to pay their withdrawal liability, lower than expected returns on pension fund assets or other funding deficiencies. In the event that we withdraw from participation in this plan, then applicable law could require us to make additional lump-sum contributions to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability would depend on the extent of the plan’s funding of vested benefits. The plan in which we participate is reported to have a significant underfunded liability. Such underfunding could increase the size of our potential withdrawal liability. In the event a withdrawal or partial withdrawal were to occur with respect to the multiemployer plan, the impact to our consolidated financial statements could be material.
Volatility in the capital markets or interest rates could adversely impact our pension costs and the funded status of our pension plans.
We sponsor a number of defined benefit plans for team members in the United States. The difference between plan obligations and assets, which signifies the funded status of the plans, is a significant factor in determining the net periodic benefit costs of the pension plans and our ongoing funding requirements. As of October 1, 2022, the funded status of our defined benefit pension plans was an underfunded position of $159 million, as compared to an underfunded position of $215 million at the end of fiscal 2021. Changes in interest rates and the market value of plan assets can impact the funded status of the plans and cause volatility in the net periodic benefit cost and our future funding requirements. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements.

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
GENERAL RISK FACTORS
Deterioration of economic conditions, including recession, financial instability or inflation, could negatively impact our business.
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
In addition, consumer spending may decline at any time for reasons beyond our control, and the risks associated with our businesses may become more acute in periods of a slowing economy or recession, which may reduce consumer confidence and result in a decrease in consumer demand for our products. Furthermore, inflation, which has significantly risen, has and may continue to increase our operational costs, including labor costs and grain and feed ingredient costs, and continued increases in interest rates in response to concerns about inflation may have the effect of further increasing economic uncertainty and heightening these risks. As a result, instability and weakness of the U.S. and global economies, including due to the effects caused by disruptions to financial markets, inflation, recession, high unemployment, geopolitical events and other effects caused by the COVID-19 pandemic, and the negative effects on consumers’ spending, may materially negatively affect our business and results of operations. A prolonged period of reduced consumer spending could have an adverse effect on our business and our results of operations.
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
We are subject to taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our provision for income taxes. Our total income tax expense could be affected by changes in tax rates in various jurisdictions, changes in the valuation of deferred tax assets and liabilities or changes in tax laws or their interpretation. We are also subject to the examination of our tax returns and other tax matters by the Internal Revenue Service and other tax authorities. There can be no assurance as to the outcome of these examinations. If a taxing authority disagrees with the positions we have taken, we could face additional tax liability, including interest and penalties, which could adversely affect our financial results. In December 2021, we received an assessment from the Mexican tax authorities related to the 2015 sale of our direct and indirect equity interests in subsidiaries which held our Mexico operations. At October 1, 2022, the assessment totaled approximately $411 million (8.3 billion Mexican pesos), which includes tax, inflation adjustment, interest and penalties. We believe the assertions made in the assessment letter have no merit and will defend our positions through the Mexican administrative appeal process and litigation, if necessary. Based on our analysis of this assessment in accordance with Financial Accounting Standards Board (“FASB”) guidance related to unrecognized tax benefits, we have not recorded a liability related to the issue.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The following table summarizes our domestic properties as of October 1, 2022:

	Number of Facilities(1)
	Owned	Leased	Total	Capacity(2)	Average Capacity Utilization
Beef Segment Production Facilities	14	—	14	155,000 head	79%
Pork Segment Production Facilities	7	—	7	471,000 head	84%
Chicken Segment Operation Facilities	178	7	185	47 million head	83%
Prepared Foods Segment Operation Facilities	34	—	34	73 million pounds	77%
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
Chicken
Our vertically-integrated Chicken operations facilities include processing facilities, rendering facilities, blending mills, feed mills, grain elevators and broiler hatcheries. The Chicken processing facilities include various phases of harvesting, dressing, cutting, packaging, deboning and further-processing. We also have animal nutrition operations, which are associated with the Chicken rendering facilities or within various Chicken processing facilities. The blending mills, feed mills, grain elevators and broiler hatcheries have sufficient capacity to meet the needs of the chicken growout operations. The Chicken segment includes two processing facilities that share facilities with and are included in the Prepared Foods segment in the table above.
Prepared Foods
Our Prepared Foods segment includes processing facilities and a vertically-integrated turkey operation. Our Prepared Foods facilities process fresh and frozen chicken, turkey, beef, pork and other raw materials into ready-to-eat sandwiches, sandwich components such as flame-grilled hamburgers and Philly steaks, pizza toppings, raw and processed meats, appetizers, prepared meals, ethnic foods, flour and corn tortilla products and meat dishes. The Prepared Foods segment includes one processing facility that is shared with and is included in the Chicken segment in the table above.
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
ITEM 3. LEGAL PROCEEDINGS
Refer to the description of the Broiler Antitrust Civil Litigation, the Broiler Chicken Grower Litigation, the Pork Antitrust Litigation, the Beef Antitrust Litigation and the Wage Rate Litigation under the heading “Commitments and Contingencies” in Part II, Item 8, Notes to Consolidated Financial Statements, Note 20: Commitments and Contingencies, which discussion is incorporated herein by reference.
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
Other Matters
As of October 1, 2022, we had approximately 142,000 team members and, at any time, have various employment practices matters outstanding. In the aggregate, these matters are important to the Company, and we devote considerable resources to managing employment issues. Additionally, we are subject to other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on our consolidated results of operations or financial position.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Each of our executive officers serve one-year terms from the date of their election, or until their successors are appointed and qualified. Chairman of the Board of Directors John Tyson is the father of Chief Sustainability Officer John R. Tyson and nephew of Director Barbara A. Tyson. No other family relationships exist among these officers. The name, title, age (as of October 1, 2022) and calendar year of initial election to executive office of our executive officers are listed below:

Name	Title	Age	Year Elected Executive Officer
John H. Tyson	Chairman of the Board of Directors	69	2011
David Bray	Group President Poultry	53	2021
Stewart Glendinning	Executive Vice President and Chief Financial Officer	57	2017
Donnie King	President and Chief Executive Officer	60	2019
Shane Miller	Group President Fresh Meats	53	2021
Jason Nichol	Chief Customer Officer	50	2021
Johanna Söderström	Executive Vice President and Chief People Officer	51	2020
Scott Spradley	Executive Vice President and Chief Technology and Automation Officer	57	2017
Phillip Thomas	Vice President, Controller and Chief Accounting Officer	47	2020
Amy Tu	Executive Vice President, Chief Legal Officer and Secretary, Global Governance and Corporate Affairs	55	2017
John R. Tyson	Executive Vice President, Strategy and Chief Sustainability Officer	32	2019
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
Stewart Glendinning was appointed Executive Vice President and Chief Financial Officer in February 2018 after serving as Executive Vice President since his initial employment by the Company in December 2017. Mr. Glendinning was employed at Molson Coors Brewing Company prior to joining the Company. Effective October 2, 2022, Mr. Glendinning stepped down from his duties as Executive Vice President and Chief Financial Officer to transition to the role of Group President Prepared Foods.
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
Amy Tu was appointed Executive Vice President and Chief Legal Officer and Secretary, Global Governance and Corporate Affairs in October 2021 after serving as Executive Vice President, General Counsel and Secretary since November 2020 and Executive Vice President and General Counsel since December 2017. Ms. Tu was employed by The Boeing Company prior to joining the Company. Effective October 2, 2022, Ms. Tu was named President, International and Chief Administrative Officer, expanding her enterprise leadership role of Chief Legal Officer and Secretary, Global Governance and Corporate Affairs.
John R. Tyson was appointed Executive Vice President, Strategy and Chief Sustainability Officer in October 2021 after serving as Chief Sustainability Officer since September 2019, and Director, Office of the Chief Executive Officer since May 2019. Mr. Tyson has been an observer at the Company’s board of directors’ meetings since 2014. He was employed by J.P. Morgan and as a private equity and venture capital investor prior to joining the Company. Effective October 2, 2022, Mr. Tyson was appointed Executive Vice President and Chief Financial Officer to succeed Mr. Glendinning. Mr. Tyson maintains his responsibilities for corporate development, strategy and sustainability concurrently with his appointment to Chief Financial Officer.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We have issued and outstanding two classes of capital stock, Class A stock and Class B stock. Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share and holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of October 29, 2022, there were approximately 24,000 holders of record of our Class A stock and six holders of record of our Class B stock.
DIVIDENDS
Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. In fiscal 2022, the annual dividend rate for Class A stock was $1.84 per share and the annual dividend rate for Class B stock was $1.656 per share. Effective November 11, 2022, the Board of Directors increased the quarterly dividend previously declared on August 11, 2022, to $0.48 per share on our Class A common stock and $0.432 per share on our Class B common stock. The increased quarterly dividend is payable on December 15, 2022, to shareholders of record at the close of business on December 1, 2022. The Board also declared a quarterly dividend of $0.48 per share on our Class A common stock and $0.432 per share on our Class B common stock, payable on March 15, 2023, to shareholders of record at the close of business on March 1, 2023. We anticipate the remaining quarterly dividends in fiscal 2023 will be $0.48 and $0.432 per share of our Class A and Class B stock, respectively. This results in an annual dividend rate in fiscal 2023 of $1.92 for Class A shares and $1.728 for Class B shares, or a 4% increase compared to the fiscal 2022 annual dividend rate. We have paid uninterrupted quarterly dividends on common stock each year since 1977.
MARKET INFORMATION
Our Class A stock is traded on the New York Stock Exchange under the symbol “TSN.” No public trading market currently exists for our Class B stock.

ISSUER PURCHASES OF EQUITY SECURITIES
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Jul. 3, 2022 to Jul. 30, 2022	45,951	$84.05	—	11,957,990
Jul. 31, 2022 to Sept. 3, 2022	49,180	82.91	—	11,957,990
Sept. 4, 2022 to Oct. 1, 2022	19,311	73.57	—	11,957,990
Total	114,442	$81.79	—	11,957,990
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
(2)We purchased 114,442 shares during the period that were not made pursuant to our previously announced stock repurchase program but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 110,604 shares purchased in open market transactions and 3,838 shares withheld to cover required tax withholdings on the vesting of restricted stock.
(3)Shares purchased during the period pursuant to our previously announced stock repurchase program.
PERFORMANCE GRAPH
The following graph shows a five-year comparison of cumulative total returns for our Class A stock, the Standard & Poor’s (“S&P”) 500 Index and our peer group of companies described below.

Comparison of 5 Year Cumulative Total Returns
Among Tyson Foods, Inc., the S&P 500 Index and our Peer Group
$300
$200
$100
$0
9/30/17
9/29/18
9/28/19
10/3/20
10/2/21
10/1/22
Fiscal Year Ended
Tyson Foods, Inc.
S&P 500 Index
Peer Group

	Fiscal Years Ended
	9/30/17	9/29/18	9/28/19	10/3/20	10/2/21	10/1/22
Tyson Foods, Inc.	$100.00	$85.94	$125.67	$89.62	$121.28	$104.37
S&P 500 Index	100.00	117.90	121.61	140.13	185.04	154.59
Peer Group	100.00	101.31	118.72	122.02	136.50	151.97
The total cumulative return on investment (change in the year-end stock price plus reinvested dividends), which is based on the stock price or composite index at the end of fiscal 2017, is presented for each of the periods for the Company, the S&P 500 Index and our peer group. The complete list of our peer group includes: Archer-Daniels-Midland Company, Bunge Limited, Campbell Soup Company, ConAgra Foods, Inc., General Mills, Inc., Hormel Foods Corp., Kellogg Co., Kraft Heinz Company, Mondelez International Inc., PepsiCo, Inc., Pilgrim’s Pride Corporation, The Coca-Cola Company, The Hershey Company and The J.M. Smucker Company. The graph compares the performance of the Company’s Class A common stock with that of the S&P 500 Index and our peer group, with the return of each company in the peer group weighted on market capitalization. The stock price performance of the Company’s Class A common stock shown in the above graph is not necessarily indicative of future stock price performance.
The information in this “Performance Graph” section shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934.
ITEM 6. SELECTED FINANCIAL DATA
Not applicable.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OBJECTIVE
The following discussion provides an analysis of the Company’s financial condition, cash flows and results of operations from management’s perspective and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. Our objective is to also provide discussion of events and uncertainties known to management that are reasonably likely to cause reported financial information not to be indicative of future operating results or of future financial condition and to offer information that provides understanding of our financial condition, cash flows and results of operations. Refer to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 2020 for additional information related to fiscal 2020.
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
OVERVIEW
Fiscal year
The Company’s accounting cycle resulted in a 52-week year for fiscal 2022 and fiscal 2021 and a 53-week year for fiscal 2020.
General
Sales grew 13% in fiscal 2022 over fiscal 2021 to $53.3 billion largely due to increased sales growth across each of our segments primarily due to higher average sales prices combined with $545 million in legal contingency accruals recognized as a reduction to sales in fiscal 2021. The higher average sales prices were primarily due to the current inflationary environment and recovery of rapidly rising costs, such as labor, freight and transportation, livestock, feed ingredients and other input costs. Operating income of $4,410 million in fiscal 2022 was up slightly compared to fiscal 2021, as improved Chicken results were offset by a decline in operating income in the Beef, Pork and Prepared Foods segments. In fiscal 2022, our operating income was impacted by $66 million of restructuring and related charges and $62 million of insurance proceeds, net of costs incurred, related to fires at our production facilities. In fiscal 2021, our operating income was impacted by $626 million of charges related to legal contingency accruals, $27 million of charges related to the relocation of a production facility in China, $23 million of production facilities fire costs, net of insurance proceeds and a $784 million gain on the sale of our pet treats business.

Market Environment
According to the USDA, domestic protein production (beef, pork, chicken and turkey) was relatively flat in fiscal 2022 compared to fiscal 2021. All segments experienced inflation in operating costs, especially in labor, freight and transportation and certain materials, and we expect these trends to continue through fiscal 2023. Additionally, grain and feed ingredient costs have increased substantially, which impacts all of our segments. We pursue recovery of these increased costs through pricing. The Federal Reserve recently increased interest rates, and it is anticipated that interest rates will continue to rise in the near term. Our direct exposure to rising interest rates is somewhat tempered given our strong liquidity position in addition to our current debt structure in which nearly all of our borrowings have fixed interest rates. At October 1, 2022, we had $3.3 billion of liquidity and our current debt was $459 million. Should we need to issue additional debt or borrow under our existing revolving credit facility, we may be exposed to higher interest rates than our current outstanding borrowings. The Beef segment experienced strong demand, sufficient supply of market-ready cattle and increased live cattle costs. The Pork segment experienced reduced domestic availability of live hogs. The Chicken segment experienced strong demand and increased feed ingredient and other input costs. The Prepared Foods segment experienced increased costs largely due to the impacts of an inflationary environment. Additionally, the conflict between Ukraine and Russia has led to economic sanctions against Russia and certain regions of Ukraine and Belarus. As of October 1, 2022, the impact of this conflict has not had a material direct impact on our consolidated financial performance. However, the conflict is still ongoing and there are many risks and uncertainties in relation to the conflict that are outside of our control. If the conflict escalates further or if additional countries join the conflict and additional economic sanctions are imposed, it could have a material impact on our business operations and financial performance.
COVID-19
We continue to proactively monitor and respond to the evolving nature of the COVID-19 pandemic and its impact to our global business. Our ongoing COVID-19 task force was formed for the primary purposes of maintaining the health and safety of our team members, ensuring our ability to operate our processing facilities and maintaining the liquidity of our business. We have experienced and continue to experience multiple challenges related to the pandemic. The most significant challenge we face is the availability of team members to operate our production facilities as our production facilities continue to experience varying levels of absenteeism. The health and safety of our team members remains our top priority, and we continue to provide a variety of health and safety resources and services to team members and their family members. Additionally, we have experienced some challenges in our supply chain such as volatility of inputs, availability of shipping containers and port congestion. These challenges impacted our operating costs, but generally, we experienced lower direct incremental costs associated with COVID-19 in fiscal 2022 as compared to fiscal 2021. The long-term impacts of COVID-19 remain uncertain and will depend on future developments, including the duration and spread of the pandemic, COVID-19 variants and resurgences, and related actions taken by federal, state and local government officials to prevent and manage disease spread, and effectively distribute and administer vaccinations, all of which contain some level of uncertainty and cannot be easily predicted.
Margins
Our total operating margin was 8.3% in fiscal 2022. Operating margins by segment were as follows:
•Beef – 12.6%
•Pork – 3.0%
•Chicken – 5.6%
•Prepared Foods – 7.7%
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

•Beginning in fiscal 2022, we launched a new productivity program, which is designed to drive a better, faster and more agile organization that is supported by a culture of continuous improvement and faster decision-making. We were targeting $1 billion in productivity savings by the end of fiscal 2024, which included more than $400 million in fiscal 2022, relative to a fiscal 2021 cost baseline. The execution of this program is supported by a program management office that ensures delivery of key project milestones and reports on savings achievements connected with the three pillars of the program. The first pillar is operational and functional excellence, which includes functional efficiency efforts in Finance, HR and Procurement focused on applying best practices to reduce costs. The second pillar is the use of new digital solutions like artificial intelligence and predictive analytics to drive efficiency in operations, supply chain planning, logistics and warehousing. The third pillar is automation, which will leverage automation and robotics technologies to automate difficult and higher turnover positions. We expect the productivity savings to be recognized in each of our reportable segments as they benefit from the achievements connected with the three pillars of the program. At this time, we do not anticipate costs associated with this program to be material and capital expenditures associated with automation and other activities are included in our capital expenditure expectations. We realized more than $700 million of productivity savings in fiscal 2022, which partially offset the impacts of inflationary market conditions, and we now believe we will exceed our $1 billion target in fiscal 2023.
•In the fourth quarter of fiscal 2022, the Company approved a restructuring program, the 2022 Program, which is expected to improve business performance, increase collaboration, enhance team member agility, enable faster decision-making and reduce redundancies. In conjunction with the 2022 Program, the Company plans to bring together all its corporate team members from the Chicago, Downers Grove and Dakota Dunes area corporate locations to its world headquarters in Springdale, Arkansas, through a phased relocation commencing in early calendar year 2023. We have recognized $66 million of pretax charges in fiscal 2022 associated with the 2022 Program consisting of severance related costs. The Company currently anticipates the 2022 Program will result in cumulative pretax charges of approximately $293 million, which consists primarily of severance costs, relocation and related costs, accelerated depreciation, contract and lease terminations and professional and other fees. The following tables set forth the pretax impact of restructuring and related charges incurred in fiscal 2022 in the Consolidated Statements of Income and the pretax impact by our reportable segments. For further description refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 7: Restructuring and Related Charges.

in millions
2022
Cost of Sales	$18
Selling, General and Administrative	48
Total Restructuring and related charges, pretax	$66

		in millions
			Total estimated
	2022 charges	Estimated future charges	2022 Program charges
Beef	$16	$58	$74
Pork	5	25	30
Chicken	6	2	8
Prepared Foods	36	135	171
International/Other	3	7	10
Total Restructuring and related charges, pretax	$66	$227	$293
SUMMARY OF RESULTS

Sales	in millions
	2022	2021	2020
Sales	$53,282	$47,049	$43,185
Change in sales volume	(0.3)%	(2.8)%
Change in average sales price	12.3%	13.0%
Sales growth	13.2%	8.9%

2022 vs. 2021 –
•Sales Volume – Sales were negatively impacted by a decrease in sales volume, which accounted for a decrease of $121 million, driven by decreased volumes in our Pork and Prepared Foods segments and impacts associated with the challenging labor environment and continued supply chain constraints, partially offset by an increase in sales volume in our Chicken segment.
•Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $5,809 million. The increase in average sales price was primarily due to the current inflationary environment and recovery of rapidly rising costs.
•The above change in average sales price for fiscal 2022 excludes the impact of a $545 million reduction of Sales from the recognition of legal contingency accruals in fiscal 2021.
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

Cost of Sales	in millions
	2022	2021	2020
Cost of sales	$46,614	$40,523	$37,801
Gross profit	6,668	6,526
Cost of sales as a percentage of sales	87.5%	86.1%
2022 vs. 2021 –
•Cost of sales increased $6,091 million. Lower sales volume decreased cost of sales $104 million while higher input cost per pound increased cost of sales $6,195 million.
•The $6,195 million impact of higher input cost per pound was impacted by:
•Increase in live cattle costs of approximately $1,950 million in our Beef segment.
•Increase of approximately $635 million in our Chicken segment related to the net impact of increased feed ingredient costs and growout expenses, partially offset by a reduction in outside meat purchases.
•Increase in raw material and other input costs of approximately $615 million in our Prepared Foods segment.
•Increase in live hog costs of approximately $270 million in our Pork segment.
•Increase in freight and transportation costs of approximately $485 million.
•Increase of approximately $120 million in frontline bonuses.
•Increase due to the recognition of a $784 million gain on the sale of our pet treats business in fiscal 2021.
•Decrease due to net derivative gains of $225 million in fiscal 2022, compared to net derivative gains of $14 million in fiscal 2021 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.
•Decrease of approximately $81 million in our Chicken segment related to the recognition of legal contingency accruals in fiscal 2021.
•Decrease of approximately $58 million in our Chicken segment related to insurance proceeds, net of costs incurred, related to the fire at our production facility in the fourth quarter of fiscal 2021.
•Decrease of approximately $27 million in our Beef segment related to insurance proceeds related to the fire at our production facility in the fourth quarter of fiscal 2019.
•Remaining increase in costs across all of our segments primarily driven by net impacts on average cost per pound from mix changes, the impact of the inflationary environment on our labor and other input costs and restructuring and related charges, partially offset by savings from our productivity program.
•The $104 million impact of lower sales volume was primarily driven by decreased volumes in our Pork and Prepared Foods segments.

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

Selling, General and Administrative	in millions
	2022	2021	2020
Selling, general and administrative	$2,258	$2,130	$2,376
As a percentage of sales	4.2%	4.5%
2022 vs. 2021 –
•Increase of $128 million in selling, general and administrative was primarily driven by:
•Increase of $48 million in restructuring and related costs.
•Increase of $47 million in marketing, advertising and promotion expenses.
•Increase of $38 million in technology related costs.
•Increase of $34 million in employee costs.
•Increase of $24 million in donations.
•Increase of $15 million in travel and entertainment costs.
•Decrease of $33 million in commission and brokerage fees.
•Decrease of $27 million in depreciation and amortization.
•Decrease of $16 million from the change in the impact of a cattle supplier’s misappropriation of Company funds, resulting from a $71 million gain related to the recovery of cattle inventory in the fiscal year ended October 1, 2022 as compared to a $55 million gain recognized in the fiscal year ended October 2, 2021.
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
•Decrease of $21 million in depreciation and amortization.
•Increase of $81 million in professional fees.

•Increase of $30 million in technology related costs.

Interest Expense	in millions
	2022	2021
	$365	$428
2022 / 2021 –
•Interest expense primarily included interest expense related to our senior notes and commitment fees incurred on our revolving credit facility less capitalized interest. The decrease in interest expense in fiscal 2022 was primarily due to the redemption of senior notes in fiscal 2022 and repayments of term loans and the redemption of the August 2021 Notes in fiscal 2021.

Other (Income) Expense, net	in millions
	2022	2021
	$(87)	$(65)
2022 – Included $58 million of foreign exchange losses, $52 million of production facilities fires insurance proceeds, $45 million of joint venture earnings and $37 million of gains on equity investments due to observable price changes in fiscal 2022.
2021 – Included $34 million from a defined benefit plan gain.

Effective Tax Rate
	2022	2021
	21.7%	24.3%
•Our effective income tax rate was 21.7% for fiscal 2022 compared to 24.3% for fiscal 2021. The fiscal 2022 effective tax rate includes a $36 million benefit from the remeasurement of deferred income taxes, primarily due to legislation decreasing state tax rates enacted in fiscal 2022. The non-deductible goodwill associated with the sale of our pet treats business unfavorably impacted the effective tax rate for fiscal 2021 by 1.8%.

Net Income Attributable to Tyson	in millions, except per share data
	2022	2021
Net income attributable to Tyson	$3,238	$3,047
Net income attributable to Tyson - per diluted share	8.92	8.34
2022 – Included the following items:
•$114 million pretax, or $0.23 per diluted share, of production facilities fire insurance proceeds, net of costs incurred.
•$66 million pretax, or ($0.14) per diluted share, of restructuring and related charges.
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

						in millions
	Sales			Operating Income (Loss)
	2022	2021	2020	2022	2021	2020
Beef	$19,854	$17,999	$15,742	$2,502	$3,240	$1,580
Pork	6,414	6,277	5,128	193	328	565
Chicken	16,961	13,733	13,234	955	(625)	122
Prepared Foods	9,689	8,853	8,532	746	1,456	743
International/Other	2,355	1,990	1,856	14	(3)	(2)
Intersegment Sales	(1,991)	(1,803)	(1,307)	—	—	—
Total	$53,282	$47,049	$43,185	$4,410	$4,396	$3,008

Beef Segment Results					in millions
	2022	2021	Change 2022 vs. 2021	2020	Change 2021 vs. 2020
Sales	$19,854	$17,999	$1,855	$15,742	$2,257
Sales Volume Change			0.1%		0.3%
Average Sales Price Change			10.2%		14.0%
Operating Income	$2,502	$3,240	$(738)	$1,580	$1,660
Operating Margin	12.6%	18.0%		10.0%
2022 vs. 2021 –
•Sales Volume – Sales volume was relatively flat in fiscal 2022.
•Average Sales Price – Average sales price increased as input costs such as live cattle, labor and freight and transportation costs increased and demand for our beef products remained strong in the first half of the fiscal year.
•Operating Income – Operating income decreased as margins compressed from historically high levels, paired with continued increased operating costs as a result of inflationary market environment. Operating income benefited from a $71 million gain due to a settlement in fiscal 2022, compared to a $55 million gain from the recovery of cattle inventory in fiscal 2021, related to a cattle supplier’s misappropriation of Company funds. Additionally, operating income in fiscal 2022 benefited from $27 million of insurance proceeds related to a fire at a production facility in the fourth quarter of fiscal 2019, partially offset by $16 million of restructuring and related charges.
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
•Operating Income – Operating income increased due to strong demand as we continued to optimize revenues relative to live cattle supply, partially offset by production inefficiencies due to labor challenges. Additionally, operating income in fiscal 2021 was impacted by a cattle supplier’s misappropriation of Company funds, which resulted in a $55 million gain related to the recovery of cattle inventory as compared to a $106 million loss recognized in fiscal 2020.

Pork Segment Results					in millions
	2022	2021	Change 2022 vs. 2021	2020	Change 2021 vs. 2020
Sales	$6,414	$6,277	$137	$5,128	$1,149
Sales Volume Change			(1.9)%		(2.7)%
Average Sales Price Change			4.1%		25.1%
Operating Income	$193	$328	$(135)	$565	$(237)
Operating Margin	3.0%	5.2%		11.0%

2022 vs. 2021 –
•Sales Volume – Sales volume decreased due to reduced domestic availability of live hogs.
•Average Sales Price – Average sales price increased as input costs such as live hogs, labor, freight and transportation costs increased, partially offset by unfavorable mix associated with labor shortages.
•Operating Income – Operating income decreased due to periods of compressed pork margins and increased operating costs as a result of the inflationary market environment. Additionally, volatile market conditions resulted in net derivative gains of $10 million in fiscal 2022 and net derivative losses of $90 million in fiscal 2021, which excludes the impacts of related physical purchase transactions.
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

Chicken Segment Results					in millions
	2022	2021	Change 2022 vs. 2021	2020	Change 2021 vs. 2020
Sales	$16,961	$13,733	$3,228	$13,234	$499
Sales Volume Change			0.7%		(3.3)%
Average Sales Price Change			18.1%		11.2%
Operating Income (Loss)	$955	$(625)	$1,580	$122	$(747)
Operating Margin	5.6%	(4.6)%		0.9%
2022 vs. 2021 –
•Sales Volume – Sales volume increased primarily due to improved domestic production partially offset by inventory growth and strategic initiative mix impacts.
•Average Sales Price – Average sales price increased primarily due to the effects of pricing initiatives in an inflationary cost environment.
•Operating Income (Loss) – Operating income increased in fiscal 2022 primarily due to higher average sales prices and increased sales volume, partially offset by the impacts of inflationary market conditions including increased supply chain and labor costs. Operating income in fiscal 2022 was impacted by $595 million of higher feed ingredient costs, offset by $195 million of net derivative gains as compared to $65 million of net derivative gains in fiscal 2021. Additionally, operating income in fiscal 2022 benefited from $35 million of insurance proceeds, net of costs incurred related to a fire at a production facility. Operating income in fiscal 2021 was impacted by $626 million of losses from the recognition of legal contingency accruals and $23 million of expenses related to a fire at a production facility.
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

Prepared Foods Segment Results				in millions
	2022	2021	Change 2022 vs. 2021	2020	Change 2021 vs. 2020
Sales	$9,689	$8,853	$836	$8,532	$321
Sales Volume Change			(4.1)%		(5.4)%
Average Sales Price Change			13.5%		9.2%
Operating Income	$746	$1,456	$(710)	$743	$713
Operating Margin	7.7%	16.4%		8.7%
2022 vs. 2021 –
•Sales Volume – Sales volume decreased in fiscal 2022 due to the impacts of uneven foodservice recovery, the divestiture of our pet treats business in the fourth quarter of fiscal 2021, increased pricing and a challenging supply environment impacting the first half of fiscal 2022.
•Average Sales Price – Average sales price increased due to the effects of revenue management in an inflationary cost environment.
•Operating Income – Operating income decreased in fiscal 2022 due to the recognition of a $784 million gain on the sale of our pet treats business in the fourth quarter of fiscal 2021. Higher average sales prices were offset by the impacts of inflationary market conditions, including $615 million of increased raw materials and other input costs in fiscal 2022 in addition to increased supply chain and labor costs. Additionally, operating income in fiscal 2022 was impacted by $36 million of restructuring and related charges.
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

International/Other Results				in millions
	2022	2021	Change 2022 vs. 2021	2020	Change 2021 vs. 2020
Sales	$2,355	$1,990	$365	$1,856	$134
Operating Income (Loss)	14	(3)	17	(2)	(1)
2022 vs. 2021 –
•Sales – Sales increased due to volume growth and higher pricing in an inflationary cost environment.
•Operating Loss – Operating income increased primarily due to $27 million of charges incurred in 2021 related to the relocation of a production facility in China which did not recur in fiscal 2022, partially offset by the impacts of global inflationary market conditions.
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

Cash Flows from Operating Activities		in millions
	2022	2021
Net income	$3,249	$3,060
Non-cash items in net income:
Depreciation and amortization	1,202	1,214
Deferred income taxes	264	(125)
Gain on disposition of business	—	(784)
Impairment of assets	34	60
Stock-based compensation expense	93	91
Other, net	(51)	(57)
Net changes in operating assets and liabilities	(2,104)	381
Net cash provided by operating activities	$2,687	$3,840
•Gain on disposition of business related to the sale of our pet treats business in fiscal 2021. For further description, refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 3: Acquisitions and Dispositions.
•The remaining decrease in net cash provided by operating activities was due to higher payments related to income taxes, legal accruals and deferred payroll tax liabilities under the CARES Act and an increase in inventory primarily due to increased finished inventory, partially offset by a decrease in accounts receivable and higher earnings as a result of strong operations in fiscal 2022.
•In fiscal 2023, we anticipate a net cash outflow related to changes in our operating assets and liabilities as we grow our business in addition to inflationary market conditions.

Cash Flows from Investing Activities		in millions
	2022	2021
Additions to property, plant and equipment	$(1,887)	$(1,209)
(Purchases of)/Proceeds from marketable securities, net	(1)	(2)
Proceeds from sale of businesses	—	1,188
Acquisition of equity investments	(177)	(44)
Other, net	130	125
Net cash provided by (used for) investing activities	$(1,935)	$58
•Additions to property, plant and equipment included spending for production growth, safety and animal well-being, acquiring new equipment, infrastructure replacements and upgrades to maintain competitive standing and position us for future opportunities.
•Approximately $2.4 billion will be necessary to complete buildings and equipment under construction at October 1, 2022.
•Capital spending for fiscal 2023 is expected to approximate $2.5 billion and will include spending for capacity expansion and utilization, automation to alleviate labor challenges and brand and product innovation.
•Proceeds from sale of businesses related to the proceeds received from sale of our pet treats business in fiscal 2021. For further description refer to Part II, Item 8, notes to the Consolidated Financial Statements, Note 3: Acquisitions and Dispositions.
•Acquisition of equity investments for fiscal 2022 included the purchase of 35% minority interest in a South American-based fully integrated poultry company.
•Other, net for fiscal 2022 primarily included insurance proceeds received related to fires at our production facilities, proceeds from the disposition of assets and changes in deposits for capital expenditures. Other, net for fiscal 2021 primarily included changes in deposits for capital expenditures.

Cash Flows from Financing Activities		in millions
	2022	2021
Proceeds from issuance of debt	$103	$585
Payments on debt	(1,191)	(2,632)
Purchases of Tyson Class A common stock	(702)	(67)
Dividends	(653)	(636)
Stock options exercised	126	41
Other, net	(6)	(22)
Net cash used for financing activities	$(2,323)	$(2,731)

•During fiscal 2021, proceeds of $585 million from issuance of debt included $500 million of proceeds from the issuance of a term loan facility due March 2023.
•Payments on debt included:
•2022 – In March 2022, we extinguished the $1 billion outstanding balance of our senior notes due June 2022.
•2021 – During fiscal 2021, we extinguished the $1.5 billion outstanding balance of our term loan facility using proceeds received from the issuance of debt and cash on hand. On July 23, 2021, we redeemed the $500 million outstanding balance of the Senior Notes due August 2021 using cash on hand. On September 30, 2021, we used cash on hand to repay in full the $500 million term loan facility due March 2023.
•Purchases of Tyson Class A common stock included:
•$587 million of cash paid for shares repurchased pursuant to our share repurchase program in fiscal 2022.
•$115 million and $67 million for shares repurchased to fund certain obligations under our equity compensation plans in fiscal 2022 and 2021, respectively.
•Dividends paid during fiscal 2022 included a 3% increase to our fiscal 2021 quarterly dividend rate.

Liquidity					in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available at October 1, 2022
Cash and cash equivalents					$1,031
Short-term investments					1
Revolving credit facility	September 2026	$2,250	$—	$—	2,250
Commercial Paper					—
Total liquidity					$3,282
•Liquidity includes cash and cash equivalents, short-term investments, and availability under our revolving credit facility, less outstanding commercial paper balance.
•At October 1, 2022, we had current debt of $459 million, which we intend to pay with cash generated from our operating activities and other existing or new liquidity sources.
•The revolving credit facility supports our short-term funding needs and also serves to backstop our commercial paper program. We had no borrowings under the revolving credit facility during fiscal 2022. Under the terms of the facility, we have the option to establish incremental commitment increases of up to $500 million if certain conditions are met.
•We expect net interest expense will approximate $320 million for fiscal 2023.
•Our ratio of short-term assets to short-term liabilities (“current ratio”) was 1.8 to 1 and 1.6 to 1 at October 1, 2022, and October 2, 2021, respectively. The increase in fiscal 2022 was primarily due to increased accounts receivable and inventories and decreased current debt and legal contingency accruals, partially offset by decreased cash and cash equivalents and increased accounts payable.
•At October 1, 2022, $465 million of our cash was held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. We manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. We intend to repatriate any excess cash (net of applicable withholding taxes) not subject to regulatory requirements and to indefinitely reinvest outside of the United States the remainder of cash held by foreign subsidiaries. We do not expect the regulatory restrictions or taxes on repatriation to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.
Capital Resources
Credit Facility
Cash flows from operating activities and cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $2.25 billion, to provide additional liquidity for working capital needs and to backstop our commercial paper program.
At October 1, 2022, amounts available for borrowing under our revolving credit facility totaled $2.25 billion. Our revolving credit facility is funded by a syndicate of 20 banks, with commitments ranging from $35 million to $175 million per bank.
Commercial Paper Program
Our commercial paper program provides a low-cost source of borrowing to fund general corporate purposes including working capital requirements. The maximum borrowing capacity under the commercial paper program is $1.5 billion. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. As of October 1, 2022, we had no commercial paper outstanding under this program. Our ability to access commercial paper in the future may be limited or its costs increased.

Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At October 1, 2022, and October 2, 2021, the ratio of our net debt to EBITDA was 1.3x and 1.2x, respectively. Refer to Other Key Financial Measures below for an explanation and reconciliation to comparable Generally Accepted Accounting Principles (“GAAP”) measures.
Credit Ratings
Revolving Credit Facility
S&P's applicable rating is “BBB+.” Moody's applicable rating is “Baa2.” The below table outlines the fees paid on the unused portion of the facility (“Facility Fee Rate”) and letter of credit fees and borrowings (“All-in Borrowing Spread”) that corresponds to the applicable ratings levels from S&P and Moody's.

Ratings Level (S&P/Moody’s)	Facility Fee Rate	All-in Borrowing Spread
A2/A or above	0.700%	0.875%
A3/A-	0.090%	1.000%
Baal/BBB+ (current level)	0.100%	1.125%
Baa2/BBB	0.125%	1.250%
Baa3/BBB or lower	0.175%	1.375%
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
We were in compliance with all debt covenants at October 1, 2022 and expect that we will maintain compliance.
Pension Plans
As further described in Part II, Item 8, Notes to Consolidated Financial Statements, Note 15: Pensions and Other Postretirement Benefits, the funded status of our defined benefit pension plans is defined as the amount the projected benefit obligation exceeds the plan assets. The funded status of the plans is an underfunded position of $159 million at the end of fiscal 2022 as compared to an underfunded position of $215 million at the end of fiscal 2021. We contributed $13 million in fiscal 2022 and expect to contribute approximately $13 million of cash to our pension plans in fiscal 2023. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements. As a result, the actual funding in fiscal 2023 may be different from the estimate.
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

CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations as of October 1, 2022 (in millions):

	Payments Due by Period
	2023	2024-2025	2026-2027	2028 and thereafter	Total
Debt principal payments (1)	$467	$1,302	$2,166	$4,468	$8,403
Interest payments (2)	364	646	545	3,014	4,569
Guarantees (3)	3	36	16	26	81
Operating lease obligations (4)	154	213	107	53	527
Purchase obligations (5)	342	364	115	109	930
Capital expenditures (6)	1,724	679	—	—	2,403
Other long-term liabilities (7)	—	—	—	—	645
Total contractual commitments	$3,054	$3,240	$2,949	$7,670	$17,558
(1)In the event of a default on payment, acceleration of the principal payments could occur.
(2)Interest payments include interest on all outstanding debt. Payments are estimated for variable rate and variable term debt based on effective interest rates at October 1, 2022, and expected payment dates.
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
(4)For additional information regarding operating leases, refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 6: Leases.
(5)Amounts include agreements with a remaining term in excess of one year to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligations amount included items, such as future purchase commitments for grains and livestock purchase contracts, that provide terms that meet the above criteria. For certain grain purchase commitments with a fixed quantity provision, we have assumed the future obligations under the commitment based on available commodity futures prices as published in observable active markets as of October 1, 2022. We have excluded future purchase commitments for contracts that do not meet these criteria. Purchase orders are not included in the table, as a purchase order is an authorization to purchase and is cancellable. Contracts for goods or services that contain termination clauses without penalty have also been excluded.
(6)Amounts include estimated amounts to complete buildings and equipment under construction as of October 1, 2022.
(7)Other long-term liabilities primarily consist of deferred compensation, deferred income, self-insurance and asset retirement obligations. We are unable to reliably estimate the amount and timing of the remaining payments beyond fiscal 2022; therefore, we have only included the total liability in the table above. We also have employee benefit obligations consisting of pensions and other postretirement benefits of $205 million that are excluded from the table above. A discussion of the Company's pension and postretirement plans, including funding matters, is included in Part II, Item 8, Notes to Consolidated Financial Statements, Note 15: Pensions and Other Postretirement Benefits.
In addition to the amounts shown above in the table, we have unrecognized tax benefits of $130 million and related interest and penalties of $47 million at October 1, 2022, recorded in Other long-term liabilities.
The potential maximum contractual obligation associated with our cash flow assistance programs at October 1, 2022, based on the estimated fair values of the livestock supplier’s net tangible assets on that date, aggregated to approximately $290 million. After analyzing residual credit risks and general market conditions, we had no allowance for these programs' estimated credit losses at October 1, 2022.

OTHER KEY FINANCIAL MEASURES
The following are other key financial measures used by the Company for the purposes of assessing performance and highlighting operational trends as well as our ability to generate earnings sufficient to service out debt:

in millions, except ratio data
	2022	2021	2020

Net income	$3,249	$3,060	$2,071
Less: Interest income	(17)	(8)	(10)
Add: Interest expense	365	428	485
Add: Income tax expense	900	981	593
Add: Depreciation	945	934	900
Add: Amortization (a)	246	261	278
EBITDA	$5,688	$5,656	$4,317

Total gross debt	$8,321	$9,348	$11,339
Less: Cash and cash equivalents	(1,031)	(2,507)	(1,420)
Less: Short-term investments	(1)	—	—
Total net debt	$7,289	$6,841	$9,919

Ratio Calculations:
Gross debt/EBITDA	1.5x	1.7x	2.6x
Net debt/EBITDA	1.3x	1.2x	2.3x
Return on invested capital (b)	13.4%	13.3%	9.2%
Total debt to capitalization (c)	29.6%	34.4%	42.4%
Book value per share (d)	$55.04	$48.95	$42.25
(a)Excludes the amortization of debt issuance and debt discount expense of $11 million, $19 million, $14 million for fiscal 2022, 2021 and 2020, respectively, as it is included in Interest expense.
(b)Return on invested capital is calculated by dividing after-tax operating income, calculated by applying the Company’s effective tax rate to operating income, by the average of beginning and ending total debt and shareholders’ equity less cash and cash equivalents.
(c)For the total debt to capitalization calculation, capitalization is defined as total debt plus total shareholders’ equity.
(d)Book value per share is calculated by dividing shareholders’ equity by the sum of Class A and B shares outstanding.
EBITDA is defined as net income before interest, income taxes, depreciation and amortization. Net debt to EBITDA represents the ratio of our debt, net of cash and short-term investments, to EBITDA. EBITDA and net debt to EBITDA are presented as supplemental financial measurements in the evaluation of our business. We believe the presentation of these financial measures helps investors to assess our operating performance from period to period, including our ability to generate earnings sufficient to service our debt, enhances understanding of our financial performance and highlights operational trends. These measures are widely used by investors and rating agencies in the valuation, comparison, rating and investment recommendations of companies; however, the measurements of EBITDA and net debt to EBITDA may not be comparable to those of other companies, which limits their usefulness as comparative measures. EBITDA and net debt to EBITDA are not measures required by or calculated in accordance with generally accepted accounting principles (“GAAP”) and should not be considered as substitutes for net income or any other measure of financial performance reported in accordance with GAAP or as a measure of operating cash flow or liquidity. EBITDA is a useful tool for assessing, but is not a reliable indicator of, our ability to generate cash to service our debt obligations because certain of the items added to net income to determine EBITDA involve outlays of cash. As a result, actual cash available to service our debt obligations will be different from EBITDA. Investors should rely primarily on our GAAP results, and use non-GAAP financial measures only supplementally, in making investment decisions.
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
Effect if Actual Results Differ From Assumptions
We have not made any material changes in the accounting methodology used to establish our contingent liabilities during the past three fiscal years. As set forth in Part II, Item 8, Notes to the Consolidated Financial Statements, Note 20: Commitments and Contingencies, we recognized $626 million of charges in fiscal 2021 from legal accruals related to our broiler antitrust civil litigation, broiler chicken grower litigation, and wage rate litigation based on our assessment of the likelihood and amount of probable losses. We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate our contingent liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material.
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
Effect if Actual Results Differ From Assumptions
We have not made any material changes in the accounting methodology used to establish our self-insurance liability during the past three fiscal years. We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate our self-insurance liability. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material. A 10% change in the actuarial estimate at October 1, 2022, would not have a significant impact on our liability.
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
Effect if Actual Results Differ From Assumptions
Due to the complexity of some of these judgments and uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. To the extent we prevail in matters for which unrecognized tax benefit liabilities have been established, or are required to pay amounts in excess of our recorded unrecognized tax benefit liabilities, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of our cash and generally result in an increase in our effective tax rate in the period of resolution. A favorable tax settlement would generally be recognized as a reduction in our effective tax rate in the period of resolution. Changes in tax laws and rates could affect recorded deferred tax assets and liabilities in the future. Other than those potential impacts, we do not believe there is a reasonable likelihood there will be a material change in the tax related balances or valuation allowances.
Defined benefit pension plans
Description
We sponsor four defined benefit pension plans that provide retirement benefits to certain team members. We also participate in a multi-employer plan that provides defined benefits to certain team members covered by collective bargaining agreements. Such plans are usually administered by a board of trustees composed of the management of the participating companies and labor representatives. We use independent third-party actuaries to assist us in determining our pension obligations and net periodic benefit cost. We and the actuaries review assumptions that include estimates of the present value of the projected future pension payment to all plan participants, taking into consideration the likelihood of potential future events such as salary increases and demographic experience. We accumulate and amortize the effect of actuarial gains and losses over future periods. Net periodic benefit cost for the defined benefit pension plans was $10 million in fiscal 2022. The projected benefit obligation was $183 million at the end of fiscal 2022. Unrecognized actuarial gain was $13 million at the end of fiscal 2022. We currently expect net periodic benefit cost associated with our pension plans to be approximately $6 million in fiscal 2023. We expect to contribute approximately $13 million of cash to our pension plans in fiscal 2023. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements.

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
Effect if Actual Results Differ From Assumptions
We have not made any material changes in the accounting methodology used to establish our pension obligations and net periodic benefit cost during the past three fiscal years. We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate our pension obligations and net periodic benefit cost. However, if actual results are not consistent with our estimates or assumptions, they are accumulated and amortized over future periods and, therefore generally affect the net periodic benefit cost in future periods. A 1% change in the discount rate at October 1, 2022, would not have a significant impact on the projected benefit obligation or net periodic benefit cost. A 1% change in the return on plan assets at October 1, 2022, would not have a significant impact on net periodic benefit cost. The sensitivities reflect the impact of changing one assumption at a time with the remaining assumptions held constant. Economic factors and conditions often affect multiple assumptions simultaneously and the effect of changes in assumptions are not necessarily linear.
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
We have elected to make the first day of the fourth quarter the annual impairment assessment date for goodwill and indefinite life intangible assets. However, we could be required to evaluate the recoverability of goodwill and indefinite life intangible assets outside of the required annual assessment if, among other things, we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of the business or a sustained decline in market capitalization or significant changes in macro-economic factors such as increased interest and discount rates.
Judgments and Uncertainties
We estimate the fair value of our reporting units considering the use of various valuation techniques, with the primary technique being an income approach (discounted cash flow method) and another technique being a market approach (guideline public company method), which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. We include assumptions about sales growth, operating margins, discount rates and valuation multiples which consider our budgets, business plans, economic projections and marketplace data, and are believed to reflect market participant views which would exist in an exit transaction. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. Generally, we utilize operating margin assumptions based on future expectations, operating margins historically realized in the reporting units’ industries and industry marketplace valuation multiples. All of our material reporting units' estimated fair values exceeded their carrying values by more than 20% at the date of the most recent estimated fair value determination other than one Chicken segment reporting unit and two International reporting units.

One of our Chicken segment reporting units had goodwill at October 1, 2022 of $0.6 billion. The reporting unit's projected operating margins included in the annual impairment test in fiscal 2022 averaged approximately 5%, which was consistent with the reporting unit's fiscal 2022 performance. Additionally, a hypothetical increase in the discount rate of approximately 100 basis points at the date of the 2022 test, with all other assumptions unchanged, would have caused the carrying value of this reporting unit to approximate its fair value.
Our International reporting units, which are presented in International/Other for segment presentation, had goodwill at October 1, 2022 of $0.4 billion, which originated from acquisitions in fiscal 2019 and fiscal 2018. We generally assumed operating margins in future years would increase as we continue to integrate recent acquisitions and implement our international growth strategy, as we believe this is consistent with market participant views in an exit transaction. Had we assumed future operating margins consistent with those realized in the current fiscal year, two reporting units with goodwill totaling $0.2 billion at October 1, 2022 would have failed the quantitative step of the annual impairment test, which may have resulted in a goodwill impairment loss. We are still integrating the recent acquisitions and investing in our international and global business strategy, in addition to managing through the temporary impacts of COVID-19. The reporting units' projected long-term operating margins included in the annual impairment test in fiscal 2022 had to exceed an average of 4% to achieve breakeven results in the analysis. A hypothetical increase in the discount rates of approximately 50 basis points, with all other assumptions unchanged, at the date of the test would have caused the carrying values of the International reporting units to approximate their fair values.
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
Our impairment analysis contains uncertainties due to uncontrollable events and assumptions, many of which are outside the control of management, which could positively or negatively impact the anticipated future economic and operating conditions.
Effect if Actual Results Differ From Assumptions
We have not made material changes in the accounting methodology used to evaluate impairment of goodwill and intangible assets during the last three years. During fiscal 2022, 2021 and 2020, all of our material reporting units and indefinite life intangible assets passed the impairment analysis.
Our impairment analysis contains inherent estimates and assumptions, many of which are outside the control of management including interest rates, cost of capital, tax rates, market EBITDA comparables and credit ratings, which could positively or negatively impact the anticipated future economic and operating conditions. The assumptions and estimates used in determining fair value require considerable judgement and are sensitive to changes in underlying assumptions. These assumptions can change in future periods as a result of overall economic conditions, including the impacts of inflationary pressures, increased interest and discount rates and global supply chain constraints, amongst others. As a result, there can be no assurance that estimates and assumptions made for the purpose of assessing impairments will prove to be an accurate prediction of the future. Potential circumstances that could have a negative effect on the fair value of our reporting units include, but are not limited to, lower than forecasted growth rates or operating margins and changes in discount rates. A reduction in the estimated fair value of the reporting units could trigger an impairment in the future. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of our goodwill and indefinite lived assets.
All of our material reporting units’ estimated fair value exceeded their carrying value by more than 20% at the date of their most recent estimated fair value determination, other than one Chicken segment reporting unit and two International reporting units. Consequently, we do not currently consider any of our other material reporting units at significant risk of impairment.
Our fiscal 2022, 2021, and 2020 indefinite life intangible assets impairment analyses did not result in an impairment charge. All indefinite life intangible assets’ estimated fair value exceeded their carrying value by more than 20% at the date of their most recent estimated fair value determination. Consequently, we do not currently consider any of our material indefinite life intangible assets at significant risk of impairment.
We evaluated the changing macro-economic conditions that occurred in the fourth quarter subsequent to the date of our annual impairment assessment, including inflationary pressures, rising interest rates, demand outlook and export markets as well as the Company’s decreased market capitalization. Based on this evaluation, we did not identify additional risk of our goodwill reporting units and indefinite life intangible assets in which estimated fair value did not exceed their carrying value by more than 20% as of October 1, 2022, other than the one Chicken segment reporting unit and two International reporting units previously described.

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
When evaluating long-lived assets and definite life intangibles for impairment, we compare the carrying value of the asset to the asset’s estimated undiscounted future cash flows. An impairment is indicated if the estimated future cash flows are less than the carrying value of the asset group. For assets held for sale, we compare the carrying value of the disposal group to fair value. The impairment is the excess of the carrying value over the fair value of the asset.
We recorded impairment charges related to long-lived assets of $34 million, $60 million and $48 million, in fiscal 2022, 2021 and 2020, respectively.
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
Effect if Actual Results Differ From Assumptions
While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions, which could result in subsequent impairments. We had no material business combinations during fiscal 2022.

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
COMMODITIES RISK
We purchase certain commodities, such as grains and livestock, during normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily forwards and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. We generally do not hedge anticipated transactions beyond 18 months. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of October 1, 2022 and October 2, 2021, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted forward and option prices. The market risk exposure analysis included both derivatives designated as hedge instruments and derivatives not designated as hedge instruments.

Effect of 10% change in fair value	in millions
	2022	2021
Livestock:
Live Cattle	$14	$42
Lean Hogs	30	38
Grain:
Corn	40	24
Soybean Meal	25	26
INTEREST RATE RISK
At October 1, 2022, we had variable rate debt of $2 million with a weighted average interest rate of 3.0%. A hypothetical 10% increase in interest rates effective at October 1, 2022, and October 2, 2021, would have a minimal effect on interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At October 1, 2022, we had fixed-rate debt of $8,319 million with a weighted average interest rate of 4.5%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% change in interest rates would have changed the fair value of our fixed-rate debt by approximately $215 million at October 1, 2022, and $154 million at October 2, 2021. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
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

FOREIGN CURRENCY RISK
We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Australian dollar, the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Malaysian ringgit, the Mexican peso, and the Thai baht. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates related to the foreign exchange forward and option contracts would have had a $25 million and $13 million impact on pretax income at October 1, 2022 and October 2, 2021, respectively.
CONCENTRATIONS OF CREDIT RISK
Our financial instruments exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to our large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At October 1, 2022 and October 2, 2021, 16.4% and 16.3%, respectively, of our net accounts receivable balance was due from Walmart Inc. No other single customer or customer group represented 10% or greater of net accounts receivable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three years ended October 1, 2022
	in millions, except per share data
	2022	2021	2020
Sales	$53,282	$47,049	$43,185
Cost of Sales	46,614	40,523	37,801
Gross Profit	6,668	6,526	5,384
Selling, General and Administrative	2,258	2,130	2,376
Operating Income	4,410	4,396	3,008
Other (Income) Expense:
Interest income	(17)	(8)	(10)
Interest expense	365	428	485
Other, net	(87)	(65)	(131)
Total Other (Income) Expense	261	355	344
Income before Income Taxes	4,149	4,041	2,664
Income Tax Expense	900	981	593
Net Income	3,249	3,060	2,071
Less: Net Income Attributable to Noncontrolling Interests	11	13	10
Net Income Attributable to Tyson	$3,238	$3,047	$2,061
Weighted Average Shares Outstanding:
Class A Basic	290	293	293
Class B Basic	70	70	70
Diluted	363	365	365
Net Income Per Share Attributable to Tyson:
Class A Basic	$9.18	$8.57	$5.79
Class B Basic	$8.25	$7.70	$5.21
Diluted	$8.92	$8.34	$5.64
See accompanying Notes to Consolidated Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three years ended October 1, 2022
	in millions
	2022	2021	2020
Net Income	$3,249	$3,060	$2,071
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	1	2	9
Investments	(7)	(1)	1
Currency translation	(162)	17	(29)
Postretirement benefits	43	(11)	(43)
Total Other Comprehensive Income (Loss), Net of Taxes	(125)	7	(62)
Comprehensive Income	3,124	3,067	2,009
Less: Comprehensive Income Attributable to Noncontrolling Interests	11	13	10
Comprehensive Income Attributable to Tyson	$3,113	$3,054	$1,999
See accompanying Notes to Consolidated Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED BALANCE SHEETS

October 1, 2022, and October 2, 2021
in millions, except share and per share data
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$1,031	$2,507
Accounts receivable, net	2,577	2,400
Inventories	5,514	4,382
Other current assets	508	533
Total Current Assets	9,630	9,822
Net Property, Plant and Equipment	8,685	7,837
Goodwill	10,513	10,549
Intangible Assets, net	6,252	6,519
Other Assets	1,741	1,582
Total Assets	$36,821	$36,309
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$459	$1,067
Accounts payable	2,483	2,225
Other current liabilities	2,371	3,033
Total Current Liabilities	5,313	6,325
Long-Term Debt	7,862	8,281
Deferred Income Taxes	2,458	2,195
Other Liabilities	1,377	1,654
Commitments and Contingencies (Note 20)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 378 million shares	38	38
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,553	4,486
Retained earnings	20,084	17,502
Accumulated other comprehensive gain (loss)	(297)	(172)
Treasury stock, at cost – 88 million shares at October 1, 2022 and 83 million shares at October 2, 2021	(4,683)	(4,138)
Total Tyson Shareholders’ Equity	19,702	17,723
Noncontrolling Interests	109	131
Total Shareholders’ Equity	19,811	17,854
Total Liabilities and Shareholders’ Equity	$36,821	$36,309
See accompanying Notes to Consolidated Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Three years ended October 1, 2022
				in millions
	2022		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance at beginning and end of year	378	$38	378	$38	378	$38
Class B Common Stock:
Balance at beginning and end of year	70	7	70	7	70	7
Capital in Excess of Par Value:
Balance at beginning of year		4,486		4,433		4,378
Stock-based compensation and Other		67		53		55
Balance at end of year		4,553		4,486		4,433
Retained Earnings:
Balance at beginning of year		17,502		15,100		13,655
Net income attributable to Tyson		3,238		3,047		2,061
Dividends		(656)		(645)		(616)
Balance at end of year		20,084		17,502		15,100
Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of year		(172)		(179)		(117)
Other Comprehensive Income (Loss)		(125)		7		(62)
Balance at end of year		(297)		(172)		(179)
Treasury Stock:
Balance at beginning of year	83	(4,138)	83	(4,145)	82	(4,011)
Purchase of Class A common stock	8	(702)	1	(67)	2	(207)
Stock-based compensation	(3)	157	(1)	74	(1)	73
Balance at end of year	88	(4,683)	83	(4,138)	83	(4,145)
Total Shareholders’ Equity Attributable to Tyson		$19,702		$17,723		$15,254
Equity Attributable to Noncontrolling Interests:
Balance at beginning of year		$131		$132		$144
Net income attributable to noncontrolling interests		11		13		10
Distributions to noncontrolling interest		(11)		(8)		(13)
Currency translation and other		(22)		(6)		(9)
Total Equity Attributable to Noncontrolling Interests		$109		$131		$132
Total Shareholders’ Equity		$19,811		$17,854		$15,386
See accompanying Notes to Consolidated Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three years ended October 1, 2022
	in millions
	2022	2021	2020
Cash Flows From Operating Activities:
Net income	$3,249	$3,060	$2,071
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	945	934	900
Amortization	257	280	292
Deferred income taxes	264	(125)	18
Gain on disposition of business	—	(784)	—
Impairment of assets	34	60	48
Stock-based compensation expense	93	91	89
Other, net	(51)	(57)	(124)
(Increase) decrease in accounts receivable	(176)	(508)	191
(Increase) decrease in inventories	(1,195)	(567)	86
Increase (decrease) in accounts payable	302	351	(64)
Increase (decrease) in income taxes payable/receivable	(580)	421	62
Increase (decrease) in interest payable	(13)	(5)	(41)
Net changes in other operating assets and liabilities	(442)	689	346
Cash Provided by Operating Activities	2,687	3,840	3,874
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(1,887)	(1,209)	(1,199)
Purchases of marketable securities	(35)	(72)	(105)
Proceeds from sale of marketable securities	34	70	87
Proceeds from sale of businesses	—	1,188	29
Acquisition of equity investments	(177)	(44)	(183)
Other, net	130	125	(52)
Cash Provided by (Used for) Investing Activities	(1,935)	58	(1,423)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	103	585	1,609
Payments on debt	(1,191)	(2,632)	(1,212)
Borrowings on revolving credit facility	—	—	1,210
Payments on revolving credit facility	—	—	(1,280)
Proceeds from issuance of commercial paper	—	—	14,272
Repayments of commercial paper	—	—	(15,271)
Purchases of Tyson Class A common stock	(702)	(67)	(207)
Dividends	(653)	(636)	(601)
Stock options exercised	126	41	30
Other, net	(6)	(22)	(18)
Cash Used for Financing Activities	(2,323)	(2,731)	(1,468)
Effect of Exchange Rate Change on Cash	(35)	4	(1)
(Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(1,606)	1,171	982
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	2,637	1,466	484
Cash and Cash Equivalents and Restricted Cash at End of Year	1,031	2,637	1,466
Less: Restricted Cash at End of Year	—	130	46
Cash and Cash Equivalents at End of Year	$1,031	$2,507	$1,420
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TYSON FOODS, INC.
NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Tyson Foods, Inc. (collectively, “Company,” “we,” “us” or “our”), is one of the world’s largest food companies and a recognized leader in protein. Founded in 1935 by John W. Tyson and grown under four generations of family leadership, the Company has a broad portfolio of products and brands including Tyson®, Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, Aidells®, ibp® and State Fair®. We innovate continually to make protein more sustainable, tailor food for everywhere it’s available and raise the world’s expectations for how much good food can do.
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
Fiscal Year
We utilize a 52- or 53-week accounting period ending on the Saturday closest to September 30. The Company’s accounting cycle resulted in a 52-week year for fiscal 2022 and fiscal 2021 and a 53-week year for fiscal 2020.
Cash and Cash Equivalents
Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as part of our cash management activity. The carrying values of these assets approximate their fair values. We primarily utilize a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts where funds are moved to, and several zero-balance disbursement accounts for funding payroll, accounts payable, livestock procurement, livestock grower payments, etc. As a result of our cash management system, checks issued, but not presented to the banks for payment, may result in negative book cash balances. These negative book cash balances are included in accounts payable and other current liabilities. Checks outstanding in excess of related book cash balances totaled approximately $135 million and $120 million at October 1, 2022, and October 2, 2021, respectively.
Accounts Receivable
We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated credit losses to reflect any loss anticipated on the accounts receivable balances and charged to the allowance for credit losses. We calculate this allowance based on our history of write-offs, future economic conditions, level of past due accounts, and relationships with and economic status of our customers. At October 1, 2022, and October 2, 2021, our allowance for credit losses was $29 million and $25 million, respectively. We generally do not have collateral for our receivables, but we do periodically evaluate the credit worthiness of our customers.
Inventories
Processed products, livestock and supplies and other are valued at the lower of cost or net realizable value. Cost includes purchased raw materials, live purchase costs, livestock growout costs (primarily feed, livestock grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories. In fiscal 2022 and fiscal 2021, the cost of inventories was determined by either the first-in, first-out (“FIFO”) method or the weighted-average method. The following table reflects the major components of inventory at October 1, 2022, and October 2, 2021 (in millions):

	2022	2021
Processed products	$3,188	$2,426
Livestock	1,454	1,215
Supplies and other	872	741
Total inventory	$5,514	$4,382
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

Goodwill and Intangible Assets
Definite life intangibles are initially recorded at fair value and amortized over the estimated period of benefit. Brands and trademarks are generally amortized using the straight-line method over 20 years or less. Customer relationships and supply arrangements are generally amortized over 7 to 30 years based on the pattern of revenue expected to be generated from the use of the asset. The gross cost and accumulated amortization of intangible assets are removed when the recorded amounts are fully amortized and the asset is no longer in use or the contract has expired. Amortization expense is generally recognized in selling, general, and administrative expense. We review the carrying value of definite life intangibles at each balance sheet date if indication of impairment exists. Recoverability is assessed using undiscounted cash flows based on historical results and current projections of earnings before interest, taxes, depreciation and amortization. We measure impairment as the excess of carrying value over the fair value of the definite life intangible asset group. We use various valuation techniques to estimate fair value, with the primary techniques being discounted cash flows, relief-from-royalty and multi-period excess earnings valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under these valuation approaches, we are required to make estimates and assumptions about sales growth, operating margins, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data.
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
During fiscal 2022, 2021 and 2020, we determined none of our material reporting units’ fair values were below its carrying value. All of our material reporting units’ estimated fair value exceeded their carrying value by more than 20% at the date of their most recent estimated fair value determination, other than one of our Chicken segment reporting units and two of our International reporting units with goodwill totaling $0.6 billion and $0.2 billion, respectively, at October 1, 2022.
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
The fair value of our indefinite life intangible assets is calculated principally using multi-period excess earnings and relief-from-royalty valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy, and is believed to reflect market participant views which would exist in an exit transaction. Under these valuation approaches, we are required to make estimates and assumptions about sales growth, operating margins, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. During fiscal 2022, 2021 and 2020, we determined the fair value of each of our indefinite life intangible assets exceeded its carrying value. All of our indefinite life intangible assets’ estimated fair value exceeded their carrying value by more than 20% at the date of their most recent estimated fair value determination.

Leases
We determine if an agreement is or contains a lease at its inception by evaluating if an identified asset exists that we control for a period of time. When a lease exists, we classify it as a finance or operating lease and record a right-of-use (“ROU”) asset and a corresponding lease liability at lease commencement. We have elected to not record leases with a term of 12 months or less in our Consolidated Balance Sheets, and accordingly, lease expense for these short-term leases is recognized on a straight-line basis over the lease term. Finance lease assets are presented within Net Property, Plant and Equipment, and finance lease liabilities are presented within Current and Long-Term Debt in our Consolidated Balance Sheets. Finance lease disclosures are omitted as they are deemed immaterial. Operating ROU assets are presented within Other Assets, and operating lease liabilities are recorded within Other current liabilities and Other Liabilities in our Consolidated Balance Sheets. Lease assets are subject to review for impairment within the related long-lived asset group.
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
Investments
We have investments in joint ventures and other entities. The equity method of accounting is used for entities in which we exercise significant influence but do not have a controlling interest or a variable interest in which we are the primary beneficiary. Under the equity method of accounting, the initial investment is recorded at cost and the investment is subsequently adjusted for its proportionate share of earnings or losses and dividends, including consideration of basis differences resulting from the difference between the initial carrying amount of the investment and the underlying equity in net assets, as applicable. Equity method investments totaled $477 million and $350 million at October 1, 2022 and October 2, 2021, respectively.
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
Other Current Liabilities
Other current liabilities at October 1, 2022, and October 2, 2021, include (in millions):

	2022	2021
Accrued salaries, wages and benefits	$995	$897
Taxes payable	277	729
Accrued current legal contingencies (a)	215	567
Other	884	840
Total other current liabilities	$2,371	$3,033
(a) $127 million of funds held in an escrow account for litigation settlements were included as restricted cash within Other current assets in the Consolidated Balance Sheet as of October 2, 2021 and no funds were held in the escrow account as of October 1, 2022.
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
Derivative Financial Instruments
We purchase certain commodities, such as grains and livestock, during normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce our exposure to various market risks related to these purchases, as well as to changes in foreign currency exchange and interest rates. Contract terms of a financial instrument qualifying as a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting risk reduction and correlation criteria are recorded using hedge accounting. If a derivative instrument is accounted for as a hedge, depending on the nature of the hedge, changes in the fair value of the instrument either will be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or be recognized in Other Comprehensive Income (Loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value is recognized immediately. Instruments we hold as part of our risk management activities that do not meet the criteria for hedge accounting are marked to fair value with unrealized gains or losses reported currently in earnings. Changes in market value of derivatives used in our risk management activities relating to inputs of forward sales contracts are recorded in Cost of Sales. Changes in market value of derivatives used in our risk management activities surrounding inventories on hand or anticipated purchases of inventories are recorded in Cost of Sales. Changes in market value of derivatives used in our risk management activities related to interest rates are recorded in Interest expense. Changes in the market value of derivatives used in our risk management activities related to foreign exchange contracts are recorded in Other, net. We generally do not hedge anticipated transactions beyond 18 months.
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
Advertising Expenses
Advertising expense is charged to operations in the period incurred and is recorded as selling, general and administrative expense. Advertising expense totaled $283 million, $246 million, and $283 million in fiscal 2022, 2021 and 2020, respectively.
Research and Development
Research and development costs are expensed as incurred. Research and development costs totaled $108 million, $114 million, $98 million in fiscal 2022, 2021 and 2020, respectively.
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
Recently Issued Accounting Pronouncements
In September 2022, the FASB issued guidance that requires additional disclosures for supplier finance programs to allow users to better understand the nature, activity and potential magnitude of the programs. The guidance, except for a requirement for rollforward information, is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2022, our fiscal 2024. Disclosure of rollforward information is effective for fiscal years after December 15, 2023, our fiscal 2025. Early adoption is permitted and the retrospective transition method should be applied for all amendments except rollforward information, which should be applied prospectively. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
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

NOTE 2: CHANGES IN ACCOUNTING PRINCIPLES
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
NOTE 3: ACQUISITIONS AND DISPOSITIONS
Acquisitions
In the fourth quarter of fiscal 2022, we acquired a 35% minority interest in a South American-based fully integrated poultry company for approximately $100 million. We are accounting for the investment under the equity method.
On November 1, 2022, we completed the acquisition of a Saudi Arabia-based Tanmiah Food Company, through which we will acquire a 60% equity stake in Supreme Foods Processing Company, a producer and distributor of value-added and cooked chicken and beef products, and a 15% equity stake in Agricultural Development Company, a fully integrated poultry company, for a total purchase price of approximately $70 million.
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
Dispositions
We completed the sale of our pet treats business, which was included in our Prepared Foods segment, on July 6, 2021 for $1.2 billion, subject to certain adjustments. As a result of the sale, we recorded a pretax gain of $784 million, or post tax gain of $510 million, which was reflected in Cost of Sales in our Consolidated Statement of Income for our fiscal 2021. The business had a net carrying value of $411 million which included $44 million of working capital consisting of inventory, accounts receivable and accounts payable, $17 million of property, plant and equipment and $350 million of goodwill. The goodwill was not deductible for tax purposes. The Company concluded the business was not a significant disposal and did not represent a strategic shift, and therefore was not classified as a discontinued operation for any of the periods presented.

NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The following table reflects major categories of property, plant and equipment and accumulated depreciation at October 1, 2022, and October 2, 2021 (in millions):

	2022	2021
Land	$214	$210
Building and leasehold improvements	5,742	5,370
Machinery and equipment	9,960	9,507
Land improvements and other	516	453
Buildings and equipment under construction	1,461	976
	17,893	16,516
Less accumulated depreciation	9,208	8,679
Net property, plant and equipment	$8,685	$7,837
NOTE 5: GOODWILL AND INTANGIBLE ASSETS
The following table reflects goodwill activity for fiscal 2022 and 2021 (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Unallocated	Consolidated
Balance at October 3, 2020 (a)	$676	$423	$3,274	$6,134	$392	$—	$10,899

Fiscal 2021 Activity:
Sale of pet treats business	—	—	—	(350)	—	—	(350)
Balance at October 2, 2021 (a)	$676	$423	$3,274	$5,784	$392	$—	$10,549

Fiscal 2022 Activity:
Currency translation	—	—	(1)	—	(35)	—	(36)
Balance at October 1, 2022 (a)	$676	$423	$3,273	$5,784	$357	$—	$10,513
(a) Included in goodwill as of October 1, 2022, October 2, 2021 and October 3, 2020, are accumulated impairment losses of $560 million in Beef and $57 million in International/Other.
The following table reflects intangible assets by type at October 1, 2022, and October 2, 2021 (in millions):

	2022	2021
Amortizable intangible assets:
Brands and trademarks	$951	$951
Customer relationships	2,371	2,390
Supply arrangements	310	310
Patents, intellectual property and other	45	44
Land use rights	9	12
Total gross amortizable intangible assets	$3,686	$3,707
Less accumulated amortization	1,512	1,266
Total net amortizable intangible assets	$2,174	$2,441
Brands and trademarks not subject to amortization	4,078	4,078
Total intangible assets	$6,252	$6,519
Amortization expense of $246 million, $261 million and $278 million was recognized during fiscal 2022, 2021 and 2020, respectively. We estimate amortization expense on intangible assets for the next five fiscal years subsequent to October 1, 2022, will be: 2023 - $227 million; 2024 - $221 million; 2025 - $212 million; 2026 - $206 million; 2027 - $194 million.

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

	October 1, 2022	October 2, 2021
Other Assets	$507	$531
Other current liabilities	145	155
Other Liabilities	350	368
The components of lease costs were as follows (in millions):

	Twelve Months Ended
	October 1, 2022	October 2, 2021
Operating lease cost (a)	$175	$183
Variable lease cost (b)	508	473
Short-term lease cost	30	33
Total	$713	$689
(a) Sublease income is immaterial and not deducted from operating lease cost.
(b) Variable lease costs are determined based on volume of output received, flocks placed or other performance metrics.
Other operating lease information includes the following:

	Twelve Months Ended
	October 1, 2022	October 2, 2021
Operating cash outflows from operating leases (in millions)	$194	$204
ROU assets obtained in exchange for new operating lease liabilities (in millions)	$159	$197
Weighted-average remaining lease term	5 years	5 years
Weighted-average discount rate	3%	2%
At October 1, 2022, future maturities of operating leases were as follows (in millions):

Operating Lease Commitments
2023	$154
2024	121
2025	92
2026	66
2027	41
2028 and beyond	53
Total undiscounted operating lease payments	$527
Less: Imputed interest	32
Present value of total operating lease liabilities	$495
At October 1, 2022, our leases that had not yet commenced were not significant.
NOTE 7: RESTRUCTURING AND RELATED CHARGES
2022 Program
In the fourth quarter of fiscal 2022, the Company approved a restructuring program (the “2022 Program”), which is expected to improve business performance, increase collaboration, enhance team member agility, enable faster decision-making and reduce redundancies. In conjunction with the 2022 Program, the Company plans to bring together all its corporate team members from the Chicago, Downers Grove and Dakota Dunes area corporate locations to its world headquarters in Springdale, Arkansas, through a phased relocation commencing in early calendar year 2023. We anticipate the 2022 Program and associated expenses will be substantially complete in our fiscal 2025. The following table reflects the total pretax anticipated expenses associated with the 2022 Program (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Total
Severance costs	$24	$9	$7	$52	$8	$100
Relocation and related costs	37	16	—	63	1	117
Accelerated depreciation	9	4	1	18	—	32
Contract and lease terminations	—	—	—	31	—	31
Professional and other fees	4	1	—	7	1	13
Total 2022 Program	$74	$30	$8	$171	$10	$293
Restructuring costs include severance expenses, and related charges include costs directly associated with the 2022 Program such as relocation, contract and lease terminations, professional fees and accelerated depreciation resulting from the closure of facilities. We anticipate that $50 million and $243 million of the total pretax anticipated expense will be recorded in Cost of Sales and Selling, General and Administrative, respectively, in our Consolidated Statements of Income. Included in the table above are $264 million of charges that have resulted or will result in cash outflows and $29 million in non-cash charges.
The following table reflects the pretax impact of the 2022 Program’s restructuring and related charges during fiscal 2022, which is also the cumulative costs since the inception of the plan, by reportable segment (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Total
Severance costs	$16	$5	$6	$36	$3	$66
Relocation and related costs	—	—	—	—	—	—
Accelerated depreciation	—	—	—	—	—	—
Contract and lease terminations	—	—	—	—	—	—
Professional and other fees	—	—	—	—	—	—
Total 2022 Program charges to date	$16	$5	$6	$36	$3	$66
During fiscal 2022, we recorded restructuring and related charges associated with the 2022 Program of $18 million and $48 million in Cost of Sales and Selling, General and Administrative, respectively, in our Consolidated Statements of Income. Included in the above results are $66 million of charges that have resulted or will result in cash outflows and no non-cash charges.
The following table reflects our liability related to the 2022 Program, which was recognized in other current liabilities in our Consolidated Balance sheet as of October 1, 2022 (in millions):

	Balance as of October 2, 2021	Restructuring Expense	Payments	Changes in Estimates	Balance at October 1, 2022
Severance costs	$—	$66	$—	$—	$66
Relocation and related costs	—	—	—	—	—
Contract and lease terminations	—	—	—	—	—
Professional and other fees	—	—	—	—	—
Total	$—	$66	$—	$—	$66
2020 Program
In the first quarter of fiscal 2020, the Company approved a restructuring program (the “2020 Program”) to contribute to the Company’s overall strategy of financial fitness through the elimination of overhead and consolidation of certain enterprise functions. We recognized $60 million of cumulative pretax charges in fiscal 2020 associated with the 2020 Program consisting of severance and employee related costs. The 2020 Program was completed in fiscal 2022, and there was no significant activity in fiscal 2022 or fiscal 2021 and no remaining liabilities associated with this plan.
As the Company continues to evaluate its business strategies and long-term growth targets, additional restructuring activities may occur.

NOTE 8: DEBT
The following table reflects major components of debt as of October 1, 2022, and October 2, 2021 (in millions):

	2022	2021
Revolving credit facility	$—	$—
Commercial Paper	—	—
Senior notes:
4.50% Senior notes due June 2022	—	1,000
3.90% Notes due September 2023	400	400
3.95% Notes due August 2024	1,250	1,250
4.00% Notes due March 2026 (“2026 Notes”)	800	800
3.55% Notes due June 2027	1,350	1,350
7.00% Notes due January 2028	18	18
4.35% Notes due March 2029 (“2029 Notes”)	1,000	1,000
6.13% Notes due November 2032	160	160
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	500	500
4.55% Notes due June 2047	750	750
5.10% Notes due September 2048 (“2048 Notes”)	1,500	1,500
Discount on senior notes	(39)	(42)
Other	175	212
Unamortized debt issuance costs	(43)	(50)
Total debt	8,321	9,348
Less current debt	459	1,067
Total long-term debt	$7,862	$8,281
Annual maturities of debt for the five fiscal years subsequent to October 1, 2022 are: 2023 - $467 million; 2024 - $1,282 million; 2025 - $20 million; 2026 - $812 million; 2027 - $1,354 million.
Revolving Credit Facility and Letters of Credit
We have a $2.25 billion revolving credit facility that supports short-term funding needs and serves as a backstop to our commercial paper program. The facility will mature and the commitments thereunder will terminate in September 2026 with options for two one-year extensions. At October 1, 2022, amounts available for borrowing under this facility totaled $2.25 billion and we had no borrowings and no outstanding letters of credit issued under this facility. At October 1, 2022 we had $97 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs and other legal obligations. In the future, if any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility. In November 2022, we entered into an amendment to change the reference rate from the London interbank offered rate (commonly referred to as LIBOR) to a rate based on the secured overnight financing rate (commonly referred to as SOFR).
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured short-term promissory notes up to an aggregate maximum principal amount of $1.5 billion. As of October 1, 2022, we had no commercial paper outstanding. Our ability to access commercial paper in the future may be limited or its costs increased.
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

We were in compliance with all debt covenants at October 1, 2022.
NOTE 9: EQUITY
Capital Stock
We have two classes of capital stock, Class A Common stock, $0.10 par value (“Class A stock”) and Class B Common Stock, $0.10 par value (“Class B stock”). Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share, while holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of October 1, 2022, TLP owned 99.985% of the outstanding shares of Class B stock and the TLP and members of the Tyson family owned, in the aggregate, 2.27% of the outstanding shares of Class A stock, giving them, collectively, control of approximately 71.15% of the total voting power of the outstanding voting stock.
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
Dividends
Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. We pay quarterly cash dividends to Class A and Class B shareholders. We paid Class A dividends per share of $1.84, $1.78, and $1.68 in fiscal 2022, 2021, and 2020, respectively. We paid Class B dividends per share of $1.66, $1.60, and $1.51 in fiscal 2022, 2021, and 2020, respectively. Effective November 11, 2022, the Board of Directors increased the quarterly dividend previously declared on August 11, 2022, to $0.48 per share on our Class A stock and $0.432 per share on our Class B stock. The increased quarterly dividend is payable on December 15, 2022, to shareholders of record at the close of business on December 1, 2022.
Share Repurchases
As of October 1, 2022, 12.0 million shares remained available for repurchase under the Company’s share repurchase program. The program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans.
A summary of cumulative share repurchases of our Class A stock for fiscal 2022, 2021 and 2020 is as follows (in millions):

	October 1, 2022		October 2, 2021		October 3, 2020
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	6.9	$587	—	$—	1.8	$150
To fund certain obligations under equity compensation plans	1.3	115	0.9	67	0.7	57
Total share repurchases	8.2	$702	0.9	$67	2.5	$207
NOTE 10: INCOME TAXES
Detail of the provision for income taxes from continuing operations consists of the following (in millions):

	2022	2021	2020
Federal	$764	$791	$477
State	94	163	98
Foreign	42	27	18
	$900	$981	$593

Current	$636	$1,106	$575
Deferred	264	(125)	18
	$900	$981	$593

The reasons for the difference between the statutory federal income tax rate and our effective income tax rate from continuing operations are as follows:

	2022	2021	2020
Federal income tax rate	21.0%	21.0%	21.0%
State income taxes	2.0	3.3	2.9
Foreign-derived intangible income deduction	(1.0)	(1.1)	(0.6)
Goodwill	—	1.8	—
Other	(0.3)	(0.7)	(1.0)
	21.7%	24.3%	22.3%
During fiscal 2022, state tax expense, net of federal benefit, was $83 million, which includes $36 million benefit related to the remeasurement of deferred income taxes, primarily due to legislation decreasing state tax rates enacted in fiscal 2022. The tax benefit from foreign-derived intangible income deduction was $42 million.
During fiscal 2021, state tax expense, net of federal benefit, was $135 million, and the tax benefit from foreign-derived intangible income deduction was $44 million. Non-deductible goodwill associated with the sale of our pet treats business increased the effective tax rate by 1.8%.
During fiscal 2020, state tax expense, net of federal benefit, was $78 million.
Approximately $4,025 million, $3,963 million and $2,605 million of income from continuing operations before income taxes for fiscal 2022, 2021 and 2020, respectively, were from our operations based in the United States.
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
The tax effects of major items recorded as deferred tax assets and liabilities as of October 1, 2022, and October 2, 2021, are as follows (in millions):

	2022		2021
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$1,091	$—	$990
Intangible assets	—	1,515	—	1,564
ROU assets	—	144	—	158
Accrued expenses	410	—	558	—
Lease liabilities	126	—	133	—
Net operating loss and other carryforwards	198	—	167	—
Other	87	326	79	251
	$821	$3,076	$937	$2,963
Valuation allowance	$(195)		$(151)
Net deferred tax liability		$2,450		$2,177
At October 1, 2022, our gross state net operating loss carryforwards approximated $1,480 million, of which $1,345 million expire in fiscal years 2023 through 2042, and the remainder has no expiration. Gross foreign net operating loss carryforwards approximated $321 million, of which $137 million expire in fiscal years 2023 through 2038, and the remainder has no expiration. We also have tax credit carryforwards of approximately $52 million which expire in fiscal years 2023 through 2037.
We have accumulated undistributed earnings of foreign subsidiaries aggregating approximately $570 million at October 1, 2022. Our undistributed earnings are generally expected to be indefinitely reinvested outside of the United States, except for excess cash (net of applicable withholding taxes) not subject to regulatory requirements. Dividends after December 31, 2017 from foreign subsidiaries are generally not subject to U.S. federal income taxes. Accordingly, no deferred income taxes have been provided on these earnings, and due to the uncertainty of the manner in which the outside basis difference associated with these earnings would reverse, it is not currently practicable to estimate the tax liability that might be payable on the repatriation of these foreign earnings; however, we do not expect any tax due to be material.

The following table summarizes the activity related to our gross unrecognized tax benefits at October 1, 2022, October 2, 2021, and October 3, 2020 (in millions):

	2022	2021	2020
Balance as of the beginning of the year	$152	$165	$169
Increases related to current year tax positions	16	25	21
Increases related to prior year tax positions	20	7	5
Reductions related to prior year tax positions	(13)	(7)	(9)
Reductions related to settlements	(3)	(1)	(3)
Reductions related to expirations of statutes of limitations	(20)	(37)	(18)
Balance as of the end of the year	$152	$152	$165
The amount of unrecognized tax benefits, if recognized, that would impact our effective tax rate was $112 million at October 1, 2022 and $111 million at October 2, 2021. We classify interest and penalties on unrecognized tax benefits as income tax expense. At October 1, 2022, and October 2, 2021, before tax benefits, we had $47 million and $49 million, respectively, of accrued interest and penalties on unrecognized tax benefits.
In December 2021, we received an assessment from the Mexican tax authorities related to the 2015 sale of our direct and indirect equity interests in subsidiaries which held our Mexico operations. At October 1, 2022, the assessment totaled approximately $411 million (8.3 billion Mexican pesos), which includes tax, inflation adjustment, interest and penalties. We believe the assertions made in the assessment letter have no merit and will defend our positions through the Mexican administrative appeal process and litigation, if necessary. Based on our analysis of this assessment in accordance with FASB guidance related to unrecognized tax benefits, we have not recorded a liability related to the issue.
As of October 1, 2022, certain United States federal income tax returns are subject to examination for fiscal years 2013 through 2021. We are also subject to income tax examinations by major state and foreign jurisdictions for fiscal years 2015 through 2021 and 2017 through 2021, respectively. We do not expect material changes to our unrecognized tax benefits during the next twelve months.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA made several changes to the U.S. tax code effective after December 31, 2022, including, but not limited to, a 15% minimum tax on large corporations with average annual financial statement income of more than $1 billion for a three tax-year period and a 1% excise tax on public company stock buybacks, which will be accounted for in treasury stock. We do not expect these changes to have a material impact on our provision for income taxes or financial statements.

NOTE 11: EARNINGS PER SHARE
The earnings and weighted average common shares used in the computation of basic and diluted earnings per share are as follows (in millions, except per share data):

	2022	2021	2020
Numerator:
Net income	$3,249	$3,060	$2,071
Less: Net income attributable to noncontrolling interests	11	13	10
Net income attributable to Tyson	3,238	3,047	2,061
Less dividends declared:
Class A	539	532	508
Class B	117	113	108
Undistributed earnings	$2,582	$2,402	$1,445

Class A undistributed earnings	$2,122	$1,977	$1,189
Class B undistributed earnings	460	425	256
Total undistributed earnings	$2,582	$2,402	$1,445

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	290	293	293
Class B weighted average shares, and shares under if-converted method for diluted earnings per share	70	70	70
Effect of dilutive securities:
Stock options, restricted stock and performance units	3	2	2
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	363	365	365

Net Income Per Share Attributable to Tyson:
Class A Basic	$9.18	$8.57	$5.79
Class B Basic	$8.25	$7.70	$5.21
Diluted	$8.92	$8.34	$5.64
Dividends Declared Per Share:
Class A	$1.855	$1.805	$1.725
Class B	$1.670	$1.625	$1.553
Approximately 2 million, 4 million, and 2 million of our stock-based compensation shares were antidilutive for fiscal 2022, 2021, and 2020. These shares were not included in the dilutive earnings per share calculation.
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

NOTE 12: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs and risks are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize various industry-standard models that take into account the implicit cost of hedging. Credit risks associated with our derivative contracts are not significant as we minimize counterparty exposure by dealing with credit-worthy counterparties and utilizing exchange traded instruments, margin accounts or letters of credit. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at October 1, 2022.
We had the following aggregated outstanding notional amounts related to our derivative financial instruments (in millions, except soybean meal tons):

	Metric	October 1, 2022	October 2, 2021
Commodity:
Corn	Bushels	44	37
Soybean Meal	Tons	532,700	1,026,733
Live Cattle	Pounds	280	417
Lean Hogs	Pounds	339	413
Foreign Currency	United States dollar	$249	$130
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
Cash Flow Hedges
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes as well as interest rates to our variable rate debt. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant during fiscal 2022, 2021 and 2020. As of October 1, 2022, we have $14 million of realized losses related to treasury rate locks in connection with the issuance of the 2026, 2029 and 2048 Notes, which will be reclassified to earnings over the lives of these notes. During fiscal 2022, 2021 and 2020, we did not reclassify significant pretax gains or losses into earnings as a result of the discontinuance of cash flow hedges. The following table sets forth the pretax impact of cash flow hedge derivative instruments in Other Comprehensive Income (in millions):

Gain (Loss) Recognized in OCI on Derivatives	2022	2021	2020
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$—	$—	$(17)
Interest rate hedges	—	—	—
Total	$—	$—	$(17)

Fair Value Hedges
We designate certain derivative contracts as fair value hedges of firm commitments to purchase livestock for harvest. Our objective of these hedges is to minimize the risk of changes in fair value created by fluctuations in commodity prices associated with fixed price livestock firm commitments. For these derivative instruments we designate and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the same period. We include the gain or loss on the hedged items (i.e., livestock purchase firm commitments) in the same line item, Cost of Sales, as the offsetting gain or loss on the related livestock forward position. Ineffectiveness related to our fair value hedges was not significant during fiscal 2022, 2021 and 2020. The carrying amount of fair value hedge (assets) liabilities as of fiscal 2022, 2021 and 2020 were as follows (in millions):

Consolidated Balance Sheets Classification	2022	2021	2020
Inventory	$(12)	$(6)	$6
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
Reclassification to Earnings
The following table sets forth the total amounts of each income and expense line item presented in the Consolidated Statements of Income in which the effects of hedges are recorded (in millions):

Consolidated Statements of Income Classification	2022	2021	2020
Cost of Sales	$46,614	$40,523	$37,801
Interest Expense	365	428	485
Other, net	(87)	(65)	(131)
The following table sets forth the pretax impact of the cash flow, fair value and undesignated derivative instruments in the Consolidated Statements of Income (in millions):

Consolidated Statements of Income Classification		2022	2021	2020
Cost of Sales	Gain (Loss) on cash flow hedges reclassified from OCI to Earnings:
	Commodity contracts	$—	$(1)	$(24)
	Gain (Loss) on fair value hedges:
	Commodity contracts (a)	(29)	(55)	135
	Gain (Loss) on derivatives not designated as hedging instruments:
	Commodity contracts	254	70	(103)
Total		$225	$14	$8

Interest Expense	Gain (Loss) on cash flow hedges reclassified from OCI to Earnings:
	Interest rate contracts	$(1)	$(1)	$(6)

Other, net	Gain (Loss) on derivatives not designated as hedging instruments:
	Foreign exchange contracts	$(9)	$(5)	$(5)
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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

October 1, 2022	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$14	$—	$(6)	$8
Undesignated	—	154	—	(58)	96
Available for sale securities (current)	—	1	—	—	1
Other Assets:
Available for sale securities (non-current)	—	65	35	—	100
Deferred compensation assets	38	327	—	—	365
Total Assets	$38	$561	$35	$(64)	$570

Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$2	$—	$(2)	$—
Undesignated	—	106	—	(72)	34
Total Liabilities	$—	$108	$—	$(74)	$34

October 2, 2021	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$18	$—	$(10)	$8
Undesignated	—	169	—	(89)	80
Available for sale securities (current)	—	—	—	—	—
Other Assets:
Available for sale securities (non-current)	—	61	48	—	109
Deferred Compensation assets	14	397	—	—	411
Total Assets	$14	$645	$48	$(99)	$608

Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$12	$—	$(12)	$—
Undesignated	—	159	—	(143)	16
Total liabilities	$—	$171	$—	$(155)	$16
(a) Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. Additionally, at October 1, 2022, and October 2, 2021, we had $10 million and $56 million respectively, of net cash collateral posted with various counterparties where master netting arrangements exist and held no cash collateral.
The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	October 1, 2022	October 2, 2021
Balance at beginning of year	$48	$53
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	(3)	(1)
Purchases	8	20
Settlements	(18)	(24)
Balance at end of year	$35	$48
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
Available for Sale Securities
Our investments in marketable debt securities are classified as available-for-sale and are reported at fair value based on pricing models and quoted market prices adjusted for credit and non-performance risk. Short-term investments with maturities of less than 12 months are included in Other current assets in the Consolidated Balance Sheets and primarily include certificates of deposit and commercial paper. All other marketable debt securities are included in Other Assets in the Consolidated Balance Sheets and have maturities ranging up to 47 years.
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

The following table sets forth our available-for-sale securities’ amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	October 1, 2022			October 2, 2021
	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)
Available for Sale Securities:
Debt Securities:
United States Treasury and Agency	$71	$66	$(5)	$61	$61	$—
Corporate and Asset-Backed	37	35	(2)	47	48	1
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
We consider many factors in determining whether a loss is credit-related, including the financial condition and near-term prospects of the issuer, borrower repayment characteristics for asset-backed securities, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no direct write-offs or allowances for credit losses in earnings in fiscal 2022, 2021 or 2020.
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
In fiscal 2022, we recognized gains of $37 million in Other, net in the Consolidated Statements of Income, based upon observable price changes. Equity investments without readily determinable fair values are measured using Level 3 inputs and are included in Other Assets in the Consolidated Balance Sheets. We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the twelve months ended October 2, 2021 and October 3, 2020.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	October 1, 2022		October 2, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$7,762	$8,321	$10,810	$9,348
Concentrations of Credit Risk
Our financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At October 1, 2022, and October 2, 2021, 16.4% and 16.3%, respectively, of our net accounts receivable balance was due from Walmart Inc. No other single customer or customer group represented greater than 10% of net accounts receivable.

NOTE 14: STOCK-BASED COMPENSATION
We issue shares under our stock-based compensation plans by issuing Class A stock from treasury. The total number of shares available for future grant under the Tyson Foods, Inc. 2000 Stock Incentive Plan (“Incentive Plan”) was 8,459,910 at October 1, 2022.
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

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding, October 2, 2021	7,207,026	$63.82
Exercised	(2,094,198)	61.16
Forfeited or expired	(539,743)	75.78
Granted	1,456,544	81.51
Outstanding, October 1, 2022	6,029,629	$67.95	6.6	$37

Exercisable, October 1, 2022	3,536,020	$63.12	5.2	$32
The weighted average grant-date fair value of options granted in fiscal 2022, 2021 and 2020 was $16.53, $11.03 and $16.77, respectively. The fair value of each option grant is established on the date of grant using a binomial lattice method. We use historical volatility for a period of time comparable to the expected life of the option to determine volatility assumptions. Expected life is calculated based on the contractual term of each grant and takes into account the historical exercise and termination behavior of participants. Risk-free interest rates are based on the five-year Treasury bond rate. Assumptions used in the fair value calculation are as of the grant dates and are outlined in the following table.

	2022	2021	2020
Expected life (in years)	4.4	4.3	4.3
Risk-free interest rate	1.1%	0.3%	1.6%
Expected volatility	30.0%	32.2%	25.7%
Expected dividend yield	2.4%	3.4%	2.0%
We recognized stock-based compensation expense related to stock options, net of income taxes, of $13 million, $19 million and $16 million for fiscal 2022, 2021 and 2020, respectively. The related tax benefit for fiscal 2022, 2021 and 2020 was $3 million, $4 million and $4 million, respectively. We had 1.5 million, 1.9 million and 1.3 million options vest in fiscal 2022, 2021 and 2020, respectively, with a grant date fair value of $19 million, $25 million and $17 million, respectively.
In fiscal 2022, 2021 and 2020, we received cash of $126 million, $41 million and $30 million, respectively, for the exercise of stock options. Shares are issued from treasury for stock option exercises. The related tax benefit realized from stock options exercised during fiscal 2022, 2021 and 2020, was $12 million, $5 million and $6 million, respectively. The total intrinsic value of options exercised in fiscal 2022, 2021 and 2020, was $22 million, $20 million and $21 million, respectively.
As of October 1, 2022, we had $21 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 1.2 years.

Restricted Stock
We issue restricted stock at the market value as of the date of grant, with restrictions expiring over periods through fiscal 2025. Unearned compensation is recognized over the vesting period for the particular grant using a straight-line method.

	Number of Shares	Weighted Average Grant- Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Nonvested, October 2, 2021	1,974,136	$68.88
Granted	708,855	82.37
Dividends	12,833	82.51
Vested	(884,444)	64.92
Forfeited	(204,849)	74.87
Nonvested, October 1, 2022	1,606,531	$76.36	1.4	$106
As of October 1, 2022, we had $53 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted average period of 1.9 years.
We recognized stock-based compensation expense related to restricted stock, net of income taxes, of $28 million, $35 million and $36 million for fiscal 2022, 2021 and 2020, respectively. The related tax benefit for fiscal 2022, 2021 and 2020 was $7 million, $9 million and $9 million, respectively. We had 0.9 million, 0.5 million and 0.6 million restricted stock awards vest in fiscal 2022, 2021 and 2020, respectively, with a grant date fair value of $57 million, $37 million and $34 million, respectively.
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

	Number of Shares	Weighted Average Grant- Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Nonvested, October 2, 2021	2,055,568	$51.63
Granted	745,246	63.30
Vested	(395,310)	45.66
Forfeited	(623,985)	50.80
Nonvested, October 1, 2022	1,781,519	$58.13	1.2	$117
We recognized stock-based compensation expense related to performance shares, net of income taxes, of $37 million, $19 million and $18 million for fiscal 2022, 2021 and 2020, respectively. The related tax benefit for fiscal 2022, 2021 and 2020 was $7 million, $4 million and $4 million, respectively. As of October 1, 2022, we had $34 million of total unrecognized compensation based upon our progress toward the attainment of criteria related to performance-based share awards that will be recognized over a weighted average period of 1.8 years.

NOTE 15: PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We have four defined benefit pension plans consisting of one frozen and noncontributory funded qualified plan and three unfunded non-qualified plans. The benefits provided under these plans are based on a formula using years of service and either a specified benefit rate or compensation level. The non-qualified defined benefit plans are for certain officers and use a formula based on years of service and final average salary. We also have other postretirement benefit plans for which substantially all of our team members may receive benefits if they satisfy applicable eligibility criteria. The postretirement healthcare plans are contributory with participants’ contributions adjusted when deemed necessary.
We have defined contribution retirement programs for various groups of team members. We recognized expenses of $114 million, $106 million and $103 million in fiscal 2022, 2021 and 2020, respectively.
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
During fiscal 2021, we amended one of the Company’s other postretirement benefit plans, which resulted in the recognition of a gain of $34 million, recorded in Other, net in our Consolidated Statements of Income
Benefit Obligations and Funded Status
The following table provides a reconciliation of the changes in the plans’ benefit obligations, assets and funded status at October 1, 2022, and October 2, 2021 (in millions):

	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2022	2021	2022	2021	2022	2021
Change in benefit obligation
Benefit obligation at beginning of year	$28	$31	$220	$238	$65	$74
Service cost	—	—	—	—	1	2
Interest cost	1	—	6	6	1	1
Plan amendments	—	—	—	—	—	(8)
Actuarial (gain)/loss	(11)	—	(47)	(4)	(8)	(1)
Benefits paid	(1)	(1)	(13)	(12)	(4)	(3)
Benefits paid due to settlement	—	—	—	(2)	—	—
Plan terminations	—	(2)	—	(6)	—	—
Benefit obligation at end of year	17	28	166	220	55	65
Change in plan assets
Fair value of plan assets at beginning of year	33	35	—	—	—	—
Actual return on plan assets	(9)	1	—	—	—	—
Employer contributions	1	1	13	14	4	3
Benefits paid	(1)	(1)	(13)	(12)	(4)	(3)
Benefits paid due to settlement	—	—	—	(2)	—	—
Plan terminations	—	(3)	—	—	—	—
Fair value of plan assets at end of year	24	33	—	—	—	—
Funded status	$7	$5	$(166)	$(220)	$(55)	$(65)

Amounts recognized in the Consolidated Balance Sheets consist of (in millions):

	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2022	2021	2022	2021	2022	2021
Other assets	$7	$5	$—	$—	$—	$—
Other current liabilities	—	—	(13)	(13)	(3)	(3)
Other liabilities	—	—	(153)	(207)	(52)	(62)
Total assets (liabilities)	$7	$5	$(166)	$(220)	$(55)	$(65)
Amounts recognized in Accumulated Other Comprehensive Income consist of (in millions):

	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2022	2021	2022	2021	2022	2021
Accumulated other comprehensive (income)/loss:
Actuarial (gain) loss	$2	$4	$(15)	$36	$13	$18
Prior service (credit) cost	—	—	2	2	(5)	(5)
Total accumulated other comprehensive (income)/loss:	$2	$4	$(13)	$38	$8	$13
We had three pension plans at October 1, 2022, and October 2, 2021, that had an accumulated benefit obligation in excess of plan assets. Plans with accumulated benefit obligations in excess of plan assets are as follows (in millions):

	Pension Benefits
	Qualified		Non-Qualified
	2022	2021	2022	2021
Projected benefit obligation	$—	$—	$166	$220
Accumulated benefit obligation	—	—	166	220
Fair value of plan assets	—	—	—	—
The accumulated benefit obligation for all qualified pension plans was $17 million and $28 million at October 1, 2022, and October 2, 2021, respectively.
Net Periodic Benefit Cost (Credit)
Components of net periodic benefit cost (credit) for pension and postretirement benefit plans recognized in the Consolidated Statements of Income are as follows (in millions):

	Pension Benefits						Other Postretirement
	Qualified			Non-Qualified			Benefits
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Service cost	$—	$—	$—	$—	$—	$—	$1	$2	$2
Interest cost	1	—	14	6	6	8	1	1	1
Expected return on plan assets	(1)	—	(17)	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	1	1	1	4	(2)	(6)
Recognized actuarial loss (gain), net	—	—	—	3	4	3	(8)	—	4
Recognized settlement gain	—	—	(112)	—	—	—	—	(34)	—
Net periodic benefit cost (credit)	$—	$—	$(115)	$10	$11	$12	$(2)	$(33)	$1
Each of the components other than the service cost component were recorded in the Consolidated Statements of Income in Other, net. As of October 1, 2022, we expect no amounts to be reclassified into earnings within the next 12 months related to net periodic benefit cost (credit) for the qualified pension plans. As of October 1, 2022, the amounts expected to be reclassified into earnings within the next 12 months related to net periodic benefit cost (credit) for the non-qualified pension plans and the other postretirement benefit plans are not significant.

Assumptions
Weighted average assumptions are as follows:

	Pension Benefits						Other Postretirement
	Qualified			Non-Qualified			Benefits
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Discount rate to determine net periodic benefit cost	2.00%	1.70%	3.23%	2.83%	2.63%	3.19%	2.07%	1.95%	2.68%
Discount rate to determine benefit obligations	5.20%	2.00%	1.70%	5.42%	2.83%	2.63%	4.59%	2.07%	1.95%
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Expected return on plan assets	2.00%	1.70%	3.50%	n/a	n/a	n/a	n/a	n/a	n/a
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
We have eight other postretirement benefit plans, of which five are healthcare and life insurance related. Two of these plans, with benefit obligations totaling $10 million at October 1, 2022, were not impacted by healthcare cost trend rates as one consists of fixed annual payments and one is life insurance related. One of the healthcare plans, with benefit obligations less than $1 million at October 1, 2022, was not impacted by healthcare cost trend rates due to previous plan amendments. The remaining two plans, with benefit obligations totaling $1 million and $3 million, at October 1, 2022, utilized assumed healthcare cost trend rates of 6.8% and 7.5%, respectively. The healthcare cost trend rates for the two plans will be grading down to an ultimate rate of 4.5% in 2031.
Contributions
Our policy is to fund at least the minimum contribution required to meet applicable federal employee benefit and local tax laws. In our sole discretion, we may from time to time fund additional amounts. Expected contributions to pension plans for fiscal 2023 are approximately $13 million. For fiscal 2022, 2021 and 2020, we funded $13 million, $15 million and $19 million, respectively, to pension plans.
Estimated Future Benefit Payments
The following benefit payments are expected to be paid (in millions):

	Pension Benefits		Other Postretirement
	Qualified	Non-Qualified	Benefits
2023	$—	$13	$3
2024	1	13	2
2025	1	13	2
2026	—	13	3
2027	—	13	2
2028-2032	3	62	6
The above benefit payments for other postretirement benefit plans are not expected to be offset by Medicare Part D subsidies in fiscal 2023.
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
The net pension cost of the plan is equal to the annual contributions determined in accordance with the provisions of negotiated labor contracts. Contributions to the plan were $2 million in fiscal 2022 and $1 million fiscal 2021. Assets contributed to such plans are not segregated or otherwise restricted to provide benefits only to our team members. The future cost of the plans is dependent on a number of factors including the funded status of the plans and the ability of the other participating companies to meet ongoing funding obligations.
Our participation in the multi-employer plan for fiscal 2022 is outlined below. The EIN/Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act (“PPA”) zone status available in fiscal 2022 and fiscal 2021 is for the plan’s year beginning January 1, 2022, and 2021, respectively. The zone status is based on information that we have received from the plan and is certified by the plan’s actuaries. Among other factors, plans in the red zone are generally less than 65 percent funded. Plans that are critical and declining status are projected to have an accumulated funding deficiency. The FIP/RP Status column indicates plans for which a financial improvement plan (“FIP”) or rehabilitation plan (“RP”) is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject. During fiscal 2020, we initiated our withdrawal from the Pension Fund of Local 227, which was acquired in conjunction with our acquisition of Keystone Foods. As a result of our withdrawal from the Pension Fund of Local 227, we recorded a $1 million termination liability.
In addition to regular contributions, we could be obligated to pay additional contributions (known as complete or partial withdrawal liabilities) if it has unfunded vested benefits.

		PPA Zone Status		FIP/RP Status	Contributions (in millions)			Surcharge Imposed
Pension Fund Plan Name	EIN/Pension Plan Number	2022	2021	Implemented	2022	2021	2020	2022	Expiration Date of Collective Bargaining Agreement
Bakery and Confectionery Union and Industry International Pension Fund	52-6118572/001	Red	Red	Nov 2012	$2	$1	$1	10%	2024-08-02
NOTE 16: COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive loss are as follows (in millions):

	2022		2021
Accumulated other comprehensive income (loss), net of taxes:
Unrealized net hedging loss	$(12)		$(13)
Unrealized net gain (loss) on investments	(6)		1
Currency translation adjustment	(281)	31	(119)
Postretirement benefits reserve adjustments	2		(41)
Total accumulated other comprehensive income (loss)	$(297)		$(172)

The before and after tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	2022			2021			2020
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax

Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to interest expense	$1	$—	$1	$1	$—	$1	$6	$(2)	$4
(Gain) loss reclassified to cost of sales	—	—	—	1	—	1	24	(7)	17
Unrealized gain (loss)	—	—	—	—	—	—	(17)	5	(12)

Investments:
Unrealized gain (loss)	(8)	1	(7)	(1)	—	(1)	1	—	1

Currency translation:
Translation adjustment	(166)	4	(162)	17	—	17	(29)	—	(29)

Postretirement benefits:
Unrealized gain (loss)	58	(15)	43	10	(2)	8	1	—	1
Pension settlement reclassified to other (income) expense	—	—	—	(26)	7	(19)	(58)	14	(44)
Total other comprehensive income (loss)	$(115)	$(10)	$(125)	$2	$5	$7	$(72)	$10	$(62)
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

We allocate expenses related to corporate activities to the segments, except for third-party merger and integration costs of $5 million, $2 million and $5 million in fiscal 2022, 2021 and 2020, respectively, and corporate overhead related to Tyson New Ventures, LLC, which are included in International/Other. Intersegment sales transactions, which were at market price, are included in the segment sales in the table below. Assets and additions to property, plant and equipment relating to corporate activities remain in International/Other.
Information on segments and a reconciliation to income from continuing operations before income taxes are as follows (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Intersegment Sales	Consolidated
2022
Sales	$19,854	$6,414	$16,961	$9,689	$2,355	$(1,991)	$53,282
Operating Income (Loss)	2,502	193	955	746	14		4,410
Total Other (Income) Expense							261
Income before Income Taxes							4,149
Depreciation and amortization	128	70	563	372	58		1,191
Total Assets	3,883	1,697	12,386	14,920	3,935		36,821
Additions to property, plant and equipment	136	82	906	456	307		1,887
2021
Sales	$17,999	$6,277	$13,733	$8,853	$1,990	$(1,803)	$47,049
Operating Income (Loss)	3,240	328	(625)	1,456	(3)		4,396
Total Other (Income) Expense							355
Income before Income Taxes							4,041
Depreciation and amortization	108	61	564	385	77		1,195
Total Assets	3,678	1,583	11,373	14,630	5,045		36,309
Additions to property, plant and equipment	246	100	518	237	108		1,209
2020
Sales	$15,742	$5,128	$13,234	$8,532	$1,856	$(1,307)	$43,185
Operating Income (Loss)	1,580	565	122	743	(2)		3,008
Total Other (Income) Expense							344
Income before Income Taxes							2,664
Depreciation and amortization	106	56	553	398	65		1,178
Total Assets	3,223	1,516	11,028	14,883	3,806		34,456
Additions to property, plant and equipment	219	117	577	211	75		1,199
Our largest customer, Walmart Inc., accounted for 17.7%, 18.3% and 18.7% of consolidated sales in fiscal 2022, 2021 and 2020, respectively. Sales to Walmart Inc. were included in all the segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations.
The majority of our operations are domiciled in the United States. Approximately 95% of sales to external customers for each of fiscal 2022, 2021 and 2020 were sourced from the United States. Approximately $25.7 billion and $25.1 billion of long-lived assets were located in the United States at October 1, 2022, and October 2, 2021, respectively. Excluding goodwill and intangible assets, long-lived assets located in the United States totaled approximately $9.5 billion and $8.7 billion at October 1, 2022, and October 2, 2021, respectively. Approximately $1.5 billion and $1.4 billion of long-lived assets were located in foreign locations, primarily Brazil, China, the European Union, New Zealand and Thailand at October 1, 2022, and October 2, 2021, respectively. Excluding goodwill and intangible assets, long-lived assets in foreign countries totaled approximately $916 million and $745 million at October 1, 2022, and October 2, 2021, respectively.
We sell certain products in foreign markets, primarily Australia, Canada, Central America, Chile, China, the European Union, the United Kingdom, Japan, Mexico, Malaysia, the Middle East, Singapore, South Korea, Taiwan and Thailand. Our export sales from the United States totaled $5.8 billion, $4.9 billion and $4.0 billion for fiscal 2022, 2021 and 2020, respectively. Substantially all of our export sales are facilitated through unaffiliated brokers, marketing associations and foreign sales staffs. Sales of products produced in a country other than the United States were less than 10% of consolidated sales for each of fiscal 2022, 2021 and 2020.

The following tables further disaggregate our sales to customers by major distribution channels (in millions):

	Twelve months ended October 1, 2022
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$8,687	$4,940	$3,247	$2,439	$541	$19,854
Pork	1,817	516	1,180	1,616	1,285	6,414
Chicken	7,194	6,475	1,131	1,996	165	16,961
Prepared Foods	5,587	3,751	191	160	—	9,689
International/Other	—	—	2,355	—	—	2,355
Intersegment	—	—	—	—	(1,991)	(1,991)
Total	$23,285	$15,682	$8,104	$6,211	$—	$53,282

	Twelve months ended October 2, 2021
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$8,779	$4,326	$2,720	$1,719	$455	$17,999
Pork	1,787	474	1,173	1,563	1,280	6,277
Chicken	6,112	5,566	770	1,217	68	13,733
Prepared Foods	5,231	3,311	140	171	—	8,853
International/Other	—	—	1,990	—	—	1,990
Intersegment	—	—	—	—	(1,803)	(1,803)
Total	$21,909	$13,677	$6,793	$4,670	$—	$47,049

	Twelve months ended October 3, 2020
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$8,155	$3,669	$2,183	$1,345	$390	$15,742
Pork	1,590	403	1,026	1,244	865	5,128
Chicken	5,935	4,892	642	1,713	52	13,234
Prepared Foods	5,137	3,090	126	179	—	8,532
International/Other	—	—	1,856	—	—	1,856
Intersegment	—	—	—	—	(1,307)	(1,307)
Total	$20,817	$12,054	$5,833	$4,481	$—	$43,185
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
NOTE 18: SUPPLEMENTAL CASH FLOWS INFORMATION
The following table summarizes cash payments for interest and income taxes (in millions):

	2022	2021	2020
Interest, net of amounts capitalized	$363	$444	$536
Income taxes, net of refunds	1,216	683	511

NOTE 19: TRANSACTIONS WITH RELATED PARTIES
We have related party leases for two wastewater facilities with an entity owned by the Donald J. Tyson Revocable Trust (for which Mr. John Tyson, Chairman of the Company, is a trustee), Berry Street Waste Water Treatment Plant, LP (90% of which is owned by the TLP), and the sisters of Mr. Tyson. As of October 1, 2022 and October 2, 2021, one lease was classified as a finance lease with a debt balance of $7 million which is primarily recognized as Long-term debt in our Consolidated Balance Sheet. The other lease was classified as an operating lease with a lease liability balance of $3 million as of October 1, 2022 and October 2, 2021, respectively, which is primarily recognized within Other Liabilities in our Consolidated Balance Sheet. Total payments of approximately $1 million in each of fiscal 2022, 2021 and 2020 were paid to lease the facilities.
As of October 1, 2022, the TLP, of which John Tyson and director Barbara Tyson are general partners, owned 70 million shares, or 99.985% of our outstanding Class B stock and, along with the members of the Tyson family, owned 6.7 million shares of Class A stock, giving it control of approximately 71.15% of the total voting power of our outstanding voting stock.
In fiscal 2022, 2021 and 2020, the Company provided administrative services to the TLP, the beneficial owner of 70 million shares of Class B stock, and the TLP, through TLP Investment, L.P., reimbursed the Company $0.2 million in each of fiscal 2022, 2021 and 2020.
NOTE 20: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of grower loans, which are substantially collateralized by the underlying assets. The remaining terms of the underlying obligations cover periods up to 9 years, and the maximum potential amount of future payments as of October 1, 2022, was not significant. The likelihood of material payments under these guarantees is not considered probable. At October 1, 2022, and October 2, 2021, no significant liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our potential maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum obligation as of October 1, 2022, was approximately $290 million. The total receivables under these programs were $6 million and $5 million at October 1, 2022 and October 2, 2021, respectively. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we had no allowance for these programs’ estimated uncollectible receivables at October 1, 2022, and October 2, 2021.
When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. These funds are generally considered restricted cash, which is reported in the Consolidated Balance Sheets in Other Assets. We had no deposits at October 1, 2022 and $3 million at October 2, 2021. Additionally, under certain agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to repurchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At October 1, 2022, total amounts under these types of arrangements totaled $709 million.
Additionally, we enter into other purchase commitments for various items such as grains, livestock contracts and variable livestock grower commitments that are estimable and have a remaining term in excess of one year, which at October 1, 2022 were (in millions):

Purchase Obligations
2023	$342
2024	233
2025	131
2026	72
2027	43
2028 and beyond	109
Total	$930

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
In the third quarter of fiscal 2021, the Company accrued an additional $225 million for the estimated costs to resolve the remaining claims brought by opt-out plaintiffs, bringing the total recorded legal contingency accrual for claims related to this matter to $545 million, which amount includes our existing settlements. This amount reflects an estimate of the probable losses with respect to claims in the Broiler Antitrust Civil Litigation and bid-rigging claims of potentially affected parties identified by the DOJ in the indictments noted below. We are currently pursuing settlement discussions with the remaining opt-out plaintiffs with respect to the remaining claims. While we do not admit any liability as part of the settlements, we believe that the settlements were in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation. During fiscal 2022 and fiscal 2021, the Company reduced its total recorded legal contingency accrual by $343 million and $80 million, respectively, for amounts it had paid related to this matter. Accordingly, at October 1, 2022 and October 2, 2021, the legal contingency accrual for claims related to this matter was $122 million and $465 million, respectively.

Government Investigations
U.S. Department of Justice (“DOJ”) Antitrust Division. On June 21, 2019, the DOJ filed a motion to intervene and sought a limited stay of discovery in the Broiler Antitrust Civil Litigation, which the court granted in part. Subsequently, we received a grand jury subpoena from the DOJ seeking additional documents and information related to the chicken industry. On June 2, 2020, a grand jury for the District of Colorado returned an indictment charging four individual executives employed by two other poultry processing companies with conspiracy to engage in bid-rigging in violation of federal antitrust laws. On June 10, 2020, we announced that we uncovered information in connection with the grand jury subpoena that we had previously self-reported to the DOJ and have been cooperating with the DOJ as part of our application for leniency under the DOJ’s Corporate Leniency Program. Subsequently, the DOJ has announced indictments against additional individuals, as well as other poultry processing companies, alleging a conspiracy to fix prices and rig bids for broiler chicken products from at least 2012 until at least early 2019. In August 2021, the Company was granted conditional leniency by the DOJ for the matters we self-reported, which means that provided the Company continues to cooperate with the DOJ, neither the Company nor any of our cooperating employees will face prosecution or criminal fines or penalties. We continue to cooperate with the DOJ in connection with the ongoing federal antitrust investigation.
State Matters. The Offices of the Attorney General in New Mexico, Alaska and Washington have filed complaints against us and certain of our poultry subsidiaries, as well as several other poultry processing companies and Agri Stats, Inc., an information services provider (“Agri Stats”). The complaints are based on allegations similar to those asserted in the Broiler Antitrust Civil Litigation and allege violations of state antitrust, unfair trade practice, and unjust enrichment laws. In October 2022, we reached an agreement to settle all claims with the Washington Attorney General for $10.5 million for which the Company recorded an accrual in its Consolidated Financial Statements as of October 1, 2022, and on October 24, 2022, the Court entered the related consent decree resolving all claims in this matter between us and the Washington Attorney General. While we do not admit any liability as part of the settlement, we believe that the settlement was in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation. In addition, we are cooperating with various state governmental agencies and officials, including the Offices of the Attorney General for Florida and Louisiana, investigating or otherwise seeking information, testimony and/or documents, regarding the conduct alleged in the Broiler Antitrust Civil Litigation and related matters.
Broiler Chicken Grower Litigation
On January 27, 2017 and March 26, 2017, putative class action complaints were filed against us and certain of our poultry subsidiaries, as well as several other vertically integrated poultry processing companies, in the United States District Court for the Eastern District of Oklahoma styled In re Broiler Chicken Grower Litigation. The plaintiffs allege, among other things, that the defendants colluded not to compete for broiler raising services “with the purpose and effect of fixing, maintaining, and/or stabilizing grower compensation below competitive levels.” The plaintiffs also allege that the defendants “agreed to share detailed data on [g]rower compensation with one another, with the purpose and effect of artificially depressing [g]rower compensation below competitive levels.” The plaintiffs contend these alleged acts constitute violations of the Sherman Antitrust Act and Section 202 of the Grain Inspection, Packers and Stockyards Act of 1921. The plaintiffs are seeking treble damages, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative class. Additional named plaintiffs filed similar class action complaints in federal district courts in North Carolina, Colorado, Kansas and California. All actions were subsequently consolidated in the Eastern District of Oklahoma. In June 2021, we reached an agreement to settle with the putative class of broiler chicken farmers all claims raised in this consolidated action on terms not material to the Company for which the Company recorded an accrual in its Consolidated Financial Statements as of October 2, 2021. The Court granted preliminary approval of the settlement on August 23, 2021 and final approval on February 18, 2022, and the Company paid the settlement during fiscal 2022.
The DOJ’s Antitrust Division has opened a civil investigation into grower contracts and performance-based compensation. We will cooperate with the investigation.
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
Beef Antitrust Litigation
On April 23, 2019, a putative class action complaint was filed against us and our beef and pork subsidiary, Tyson Fresh Meats, Inc. (“Tyson Fresh Meats”), as well as other beef packer defendants, in the United States District Court for the Northern District of Illinois. The plaintiffs allege that the defendants engaged in a conspiracy from January 2015 to the present to reduce fed cattle prices in violation of federal antitrust laws, the Grain Inspection, Packers and Stockyards Act of 1921, and the Commodities Exchange Act by periodically reducing their slaughter volumes so as to reduce demand for fed cattle, curtailing their purchases and slaughters of cash-purchased cattle during those same periods, coordinating their procurement practices for fed cattle settled on a cash basis, importing foreign cattle at a loss so as to reduce domestic demand, and closing and idling plants. In addition, the plaintiffs also allege the defendants colluded to manipulate live cattle futures and options traded on the Chicago Mercantile Exchange. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. Other similar lawsuits were filed by cattle ranchers in other district courts which were then transferred to the United States District Court for the District of Minnesota and consolidated and styled as In Re Cattle Antitrust Litigation. On February 18, 2021, we moved to dismiss the amended complaints, and on September 14, 2021, the court granted the motion with respect to certain state law claims but denied the motion with respect to the plaintiffs’ federal antitrust claims. The Company has not recorded any liability for this matter as it does not believe a loss is probable or reasonably estimable at this time because the Company believes that it has valid and meritorious defenses against the allegations and because the classes have not yet been defined or certified by the court.
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
On October 31, 2022, a class action complaint was filed on behalf of putative classes of indirect cattle producers against us, Tyson Fresh Meats, and other beef packer defendants in the United States District Court for the District of Kansas. The plaintiffs allege that the defendants engaged in a conspiracy in violation of Section 1 of the Sherman Act, the Packers and Stockyards Act of 1921 and various state unfair competition and consumer protection laws from January 2015 to the present to reduce the price of cows, cattle, calves, steers or heifers by periodically reducing their slaughter volumes so as to reduce demand for fed cattle, curtailing their purchases and slaughters of cash-purchased cattle during those same periods, coordinating their procurement practices for fed cattle settled on a cash basis, importing foreign cattle at a loss so as to reduce domestic demand, and closing and idling plants. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest under state antitrust and consumer protection statutes and the common law of approximately 33 states, as well as declaratory and injunctive relief. The indirect producer litigation is styled Sprecht et. al. v. Tyson, Inc., et al. A notice of potential tag-along has been filed with the Judicial Panel on Multi-District Litigation to transfer and consolidate the case with In re Cattle and Beef Antitrust Litigation, MDL No. 3031. The Company has not recorded any liability for this matter as it does not believe a loss is probable or reasonably estimable at this time because the Company believes that it has valid and meritorious defenses against the allegations and because the classes have not yet been defined or certified by the court.

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
Wage Rate Litigation
On August 30, 2019, a putative class of non-supervisory production and maintenance employees at chicken processing plants in the continental United States filed class action complaints against us and certain of our subsidiaries, as well as several other poultry processing companies, in the United States District Court for the District of Maryland. The plaintiffs allege that the defendants directly and through a wage survey and benchmarking service exchanged information regarding labor rates in an effort to depress and fix the rates of wages for non-supervisory production and maintenance workers in violation of federal antitrust laws. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. Additional lawsuits making similar allegations were consolidated including an amended consolidated complaint containing additional allegations concerning turkey processing plants naming additional defendants. We moved to dismiss the amended consolidated complaint. On September 16, 2020, the court dismissed claims against us and certain other defendants without prejudice because the complaint improperly grouped together corporate subsidiaries. The court otherwise denied the defendants’ motions to dismiss and sustained claims based on alleged conspiracies to fix wages and exchange information against five other defendants. The plaintiffs filed a second amended consolidated complaint on November 2, 2020. We moved to dismiss the complaint on December 18, 2020 based on a lack of standing to assert claims on behalf of the purported class. The court denied the motion to dismiss on March 10, 2021. On February 16, 2022, the plaintiffs filed a third amended consolidated complaint naming additional poultry processors as defendants and expanding the scope of the claims to include employees at hatcheries and feed mills. We moved to dismiss the claims related to hatchery and feed mill employees. The court denied the motion to dismiss on July 19, 2022. In the third quarter of fiscal 2021, the Company recorded an accrual for the estimated probable losses that it expects to incur for this matter in the Company’s Consolidated Financial Statements. There was no change to the accrual in fiscal 2022.
The DOJ’s Antitrust Division has opened a civil investigation into human resources at several poultry companies. We are cooperating with the investigation.

Other Matters
Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (“NLRC”) from 1998 through July 1999. The complaint was filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines in 1995 by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In late 2004, a labor arbiter ruled against the respondents and awarded the complainants approximately $59 million in damages and fees. From 2004 through 2014, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. On December 15, 2016, we learned that the NLRC rendered its decision on November 29, 2016, regarding the respondents’ appeals from the labor arbiter’s 2004 ruling in favor of the complainants. The NLRC increased the award for 4,922 of the total 5,984 complainants to approximately $253 million. However, the NLRC approved a prior settlement reached with the group comprising approximately 18% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company agreed to pay each settling complainant approximately $1,200. The parties filed numerous appeals, motions for reconsideration and petitions for review related to the NLRC award and settlement payment. The Court of Appeals subsequently vacated the NLRC’s award on April 12, 2018. Complainants have filed motions for reconsideration with the Court of Appeals which were denied. Claimants have since filed petitions for writ of certiorari with the Supreme Court of the Philippines, which has accepted. The Company continues to maintain an accrual for estimated probable losses for this matter in the Company’s Consolidated Financial Statements.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Tyson Foods, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Tyson Foods, Inc. and its subsidiaries (the “Company”) as of October 1, 2022 and October 2, 2021, and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended October 1, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended October 1, 2022 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of October 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 1, 2022 and October 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended October 1, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Goodwill Impairment Assessment – Chicken Segment Reporting Units
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $10.5 billion as of October 1, 2022, which included $3.3 billion for the Chicken segment reporting units. As disclosed by management, a goodwill impairment test is conducted as of the first day of the fourth quarter each year, or more frequently if impairment indicators arise. Management estimates the fair value of reporting units considering the use of various valuation techniques, with the primary technique being an income approach (discounted cash flow method) and another technique being a market approach (guideline public company method). The determination of fair value using these techniques includes assumptions about sales growth, operating margins, discount rates and valuation multiples which consider budgets, business plans, economic projections and marketplace data.
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
November 14, 2022
We have served as the Company’s auditor since 2009.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)). Based on that evaluation, the CEO and CFO concluded that, as of October 1, 2022, our disclosure controls and procedures were effective.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 1, 2022. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this evaluation under the framework in Internal Control - Integrated Framework (2013) issued by COSO, management concluded the Company’s internal control over financial reporting was effective as of October 1, 2022.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, who has audited the fiscal 2022 financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of October 1, 2022 as stated in its report which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the quarter ended October 1, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Entry into Material Definitive Agreement (Information Required Under Item 1.01 of Form 8-K):
On November 9, 2022, the Company entered into an amendment (the “SOFR Amendment”) of its existing $2.25 billion revolving credit facility dated September 30, 2021 with certain subsidiaries of the Company from time to time party thereto as subsidiary borrowers, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, to change the reference rate for certain loans from the London interbank offered rate (commonly referred to as LIBOR) to a rate based either on Term SOFR or Daily Simple SOFR (each as defined in the SOFR Amendment), as applicable. All other terms and conditions of the revolving credit facility remain in full force and effect.
The foregoing description of the SOFR Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the SOFR Amendment, a copy of which is attached hereto as Exhibit 10.2 and incorporated herein by reference.
Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant (Information Required Under Item 2.03 of Form 8-K)
The information set forth above under Item 1.01 is incorporated herein by reference.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See information set forth under the captions “Election of Directors” and “Board of Directors and Corporate Governance Information” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held February 9, 2023 (the “Proxy Statement”), which information is incorporated herein by reference. Pursuant to general instruction G(3) of Annual Report on Form 10-K, certain information concerning our executive officers is included under the caption “Information About Our Executive Officers” in Part I of this Annual Report on Form 10-K. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Delinquent Section 16(a) Reports” in the Proxy Statement and is incorporated by reference herein.
We have a code of ethics as defined in Item 406 of Regulation S-K, which applies to all of our directors and team members, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. This code of ethics, titled “Tyson Code of Conduct,” is available, free of charge on our website at http://ir.tyson.com.
We will post any amendments to the Code of Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on our website.
ITEM 11. EXECUTIVE COMPENSATION
See the information set forth under the captions “Executive Compensation,” “Director Compensation For Fiscal Year 2022,” “Compensation Discussion and Analysis,” “Report of the Compensation and Leadership Development Committee” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, which information is incorporated herein by reference. However, pursuant to instructions to Item 407(e)(5) of Regulation S-K, the material appearing under the sub-heading “Report of the Compensation and Leadership Development Committee” shall be deemed “furnished” and not be deemed to be “filed” with the SEC, other than as provided in this Item 11.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the information included under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement, which information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans
The following information reflects certain information about our equity compensation plans as of October 1, 2022:

	Equity Compensation Plan Information
	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (excluding Securities reflected in the first column (a))
Equity compensation plans approved by security holders	6,029,628	$67.95	25,570,072
Equity compensation plans not approved by security holders	—	—	—
Total	6,029,628	$67.95	25,570,072
(a) Shares of Class A Common Stock available for future issuance as of October 1, 2022, under the Stock Incentive Plan (8,459,910), the Employee Stock Purchase Plan (9,462,554) and the Retirement Savings Plan (7,647,608).
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See the information included under the captions “Election of Directors,” “Board of Directors and Corporate Governance Information” and “Certain Transactions” in the Proxy Statement, which information is incorporated herein by reference.
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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as a part of this report:
(1) Consolidated Financial Statements
Consolidated Statements of Income for the three years ended October 1, 2022
Consolidated Statements of Comprehensive Income for the three years ended October 1, 2022
Consolidated Balance Sheets at October 1, 2022, and October 2, 2021
Consolidated Statements of Shareholders’ Equity for the three years ended October 1, 2022
Consolidated Statements of Cash Flows for the three years ended October 1, 2022
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
(2) Consolidated Financial Statement Schedules
Financial Statement Schedule - Schedule II Valuation and Qualifying Accounts for the three years ended October 1, 2022
All other schedules are omitted because they are neither applicable nor required.
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

4.22		Form of 3.900% Senior Notes due 2023 (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 28, 2018, and incorporated herein by reference).

4.23
Supplemental Indenture, dated September 28, 2018, by and between the Company and the Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture (previously filed as exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 28, 2018, and incorporated herein by reference.

4.24		Form of 5.100% Senior Notes due 2048 (previously filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 28, 2018, and incorporated herein by reference).

10.1
Revolving Credit Agreement, dated September 30, 2021, among Tyson Foods, Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 4, 2021, and incorporated herein by reference).

10.2	**	First Amendment to the Revolving Credit Agreement, dated as of November 9, 2022, among Tyson Foods, Inc. and JPMorgan Chase Bank, N.A., as administrative agent.

10.3	*
Second Amended and Restated Employment Agreement, dated November 9, 2017, by and between the Company and John Tyson (previously filed as Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, and incorporated herein by reference).

10.4	*
Employment Agreement, effective as of June 2, 2021, by and between the Company and Donnie King (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 2, 2021, and incorporated herein by reference).

10.5	*
Compensatory arrangement by and between the Company and John Randal Tyson (previously filed as Exhibit 10.17 to the Company’s Current Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.6	*
Compensatory arrangement by and between the Company and Noelle O’Mara (previously filed as Exhibit 10.18 to the Company’s Current Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.7	*
Offer Letter between Tyson Foods, Inc. and Christopher Langholz (previously filed as Exhibit 10.19 to the Company’s Current Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.8	*
Second Amended and Restated Employment Agreement dated as of October 2nd, 2020, entered into between the Company and Noel W. White (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 8, 2020, and incorporated herein by reference).

10.9	*
Offer Letter between Tyson Foods, Inc. and Johanna Söderström (previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2020, and incorporated herein by reference).

10.10	*
Indemnity Agreement, dated as of September 28, 2007, between the Company and John Tyson (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 28, 2007, and incorporated herein by reference).

10.11	*
Form of Indemnity Agreement between Tyson Foods, Inc. and its directors and certain executive officers (previously filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2020, and incorporated herein by reference).

10.12	*
Tyson Foods, Inc. Annual Incentive Compensation Plan for Senior Executives adopted February 4, 2005, and amended effective August 4, 2021 (previously filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended January 1, 2022, and incorporated herein by reference).

10.13	*
Amended and Restated Tyson Foods, Inc. Employee Stock Purchase Plan, effective as of February 1, 2013 (previously filed as Exhibit 99.2 to Registration Statement on Form S-8 on February 22, 2013, Registration No. 333-186797, and incorporated herein by reference).

10.14	*
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

10.16	*
First Amendment to the Executive Savings Plan of Tyson Foods, Inc. effective November 16, 2017 (previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2017, and incorporated herein by reference).

10.17	*
Tyson Foods, Inc. 2000 Stock Incentive Plan, amended and restated as of February 11, 2021 (previously filed as Exhibit A-1 to the Company’s Definitive Proxy Statement, filed with the Securities and Exchange Commission on December 23, 2020, and incorporated herein by reference).

10.18	*
Amended and Restated Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan effective January 1, 2017 (previously filed as Exhibit 10.68 to the Company’s Annual report on Form 10-K for the fiscal year ended October 1, 2016, and incorporated herein by reference).

10.19	*
First Amendment to the Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan effective November, 16, 2017 (previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended 12/30/2017, and incorporated herein by reference).

10.20	*
Second Amendment to the Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan effective February 2018 (previously filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended 12/30/2017, and incorporated herein by reference).

10.21	*
Retirement Savings Plan of Tyson Foods, Inc. effective January 1, 2011 (previously filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2011, and incorporated herein by reference).

10.22	*
First Amendment to the Retirement Savings Plan of Tyson Foods, Inc., as Amended and Restated as of January 1, 2011 (previously filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013, and incorporated herein by reference).

10.23	*
Amended and Restated Retirement Income Plan of IBP, inc. effective August 1, 2000, and Amendment to Freeze the Retirement Income Plan of IBP, inc. effective December 31, 2002 (previously filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, and incorporated herein by reference).

10.24	*
Tyson Foods, Inc. Severance Pay Plan for Contracted Employees, as amended and restated effective December 1, 2017 (previously filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2017, and incorporated herein by reference).

10.25	*
Executive Severance Plan effective October 15, 2018 (previously filed as Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the period ended September 29, 2018, and incorporated herein by reference).

10.26	*
Executive Severance Plan, as amended and restated effective February 15, 2020 (previously filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-Q for the period ended January 1, 2022, and incorporated herein by reference).

10.27	*
Form of Performance Shares - Operating Income - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.28	*
Form of Performance Shares - Operating Income (5+1) - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.29	*
Form of Restricted Stock Subject to Performance Criteria - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.30	*
Form of Restricted Stock Subject to Performance Criteria (5+1) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.31	*
Form of Stock Options (Contracted) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.32	*
Form of Stock Options (5+1) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.33	*
Form of Restricted Stock (Contracted) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.34	*
Form of Restricted Stock (Director/Non-contract) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.35	*
Form of Restricted Stock (5+1) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.36	*
Form of Performance Shares - Total Shareholder Return - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.37	*
Form of Performance Shares - Total Shareholder Return (5+1) - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.38	*
Form of Stock Appreciation Rights Award Agreement pursuant to which stock appreciation rights are awarded under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.39	*
Form of Performance Shares - Operating Income - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.40	*
Form of Performance Shares - Operating Income (5+1) - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019 (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.41	*
Form of Performance Shares - Total Shareholder Return - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019 (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.42	*
Form of Performance Shares - Total Shareholder Return (5+1) - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019 (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.43	*
Form of Restricted Stock Subject to Performance Criteria - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019 (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.44	*
Form of Restricted Stock Subject to Performance Criteria (5+1) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019 (previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.45	*
Form of Restricted Stock (Contracted) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019 (previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.46	*
Form of Restricted Stock (Director/Non-Contract) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019 (previously filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.47	*
Form of Restricted Stock (5+1) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019 (previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.48	*
Form of Restricted Stock (International Director/Non-Contract) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019 (previously filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.49	*
Form of Restricted Stock (International Contracted) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019 (previously filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.50	*
Form of Stock Options (Contracted) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019 (previously filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.51	*
Form of Stock Options (5+1) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019 (previously filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.52	*
Form of Stock Options (Director/Non-Contract) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 18, 2019 (previously filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended December 28, 2019, and incorporated herein by reference).

10.53	*
Form of Stock Options (Contracted) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2021, and incorporated herein by reference).

10.54	*
Form of Stock Options (5+1) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020 (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2021, and incorporated herein by reference).

10.55	*
Form of Stock Options (Director/Non-Contract) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020 (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2021, and incorporated herein by reference).

10.56	*
Form of Stock Options (CEO Special) - Stock Incentive Aware Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective October 5, 2020 (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2021, and incorporated herein by reference).

10.57	*
Form of Restricted Stock (Contracted) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020 (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2021, and incorporated herein by reference).

10.58	*
Form of Restricted Stock (Director/Non-Contract) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020 (previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2021, and incorporated herein by reference).

10.59	*
Form of Restricted Stock (5+1) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020 (previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2021, and incorporated herein by reference).

10.60	*
Form of Performance Shares - Operating Income - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020 (previously filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2021, and incorporated herein by reference).

10.61	*
Form of Performance Shares - Operating Income (5+1) - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020 (previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2021, and incorporated herein by reference).

10.62	*
Form of Performance Shares - Total Shareholder Return - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020 (previously filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2021, and incorporated herein by reference).

10.63	*
Form of Performance Shares - Total Shareholder Return (5+1) - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020 (previously filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2021, and incorporated herein by reference).

10.64	*
Form of Restricted Stock (5+1 Special) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020 (previously filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2021, and incorporated herein by reference).

10.65	*
Form of Restricted Stock (Contracted Special) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020 (previously filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2021, and incorporated herein by reference).

10.66	*
Form of Restricted Stock (International Non-Contract) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020 (previously filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2021, and incorporated herein by reference).

10.67	*
Form of Restricted Stock (International Contracted) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020 (previously filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2021, and incorporated herein by reference).

10.68	*
Form of Restricted Stock (Chairman and CEO Special) - Stock Incentive Aware Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective October 5, 2020 (previously filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2021, and incorporated herein by reference).

10.69
Form of Performance Shares – Return on Invested Capital (5+1) - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 19, 2021 (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended January 1, 2022, and incorporated herein by reference).

10.70
Form of Performance Shares – Return on Invested Capital (Contracted) - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 19, 2021 (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended January 1, 2022, and incorporated herein by reference).

21	**	Subsidiaries of the Company.

23	**	Consent of PricewaterhouseCoopers LLP.

31.1	**	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our Annual Report on Form 10-K for the year ended October 1, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

104	Cover Page Interactive Data File formatted in iXBRL.

*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith
***	Furnished herewith

FINANCIAL STATEMENT SCHEDULE
TYSON FOODS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

			Three years ended October 1, 2022
		Additions
in millions	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Period
Allowance for Credit Losses:
2022	$25	$6	$—	$(2)	$29
2021	26	5	—	(6)	25
2020	21	9	—	(4)	26
Inventory Lower of Cost or Net Realizable Value Allowance:
2022	$47	$36	$—	$(23)	$60
2021	27	79	—	(59)	47
2020	34	102	—	(109)	27
Valuation Allowance on Deferred Tax Assets:
2022	$151	$44	$—	$—	$195
2021	127	24	—	—	151
2020	86	35	13	(7)	127

ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYSON FOODS, INC.

By:	/s/ John R. Tyson	November 14, 2022
John R. Tyson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Phillip W. Thomas	November 14, 2022
Phillip W. Thomas
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ John H. Tyson	Chairman of the Board of Directors	November 14, 2022
John H. Tyson

/s/ Les R. Baledge	Director	November 14, 2022
Les R. Baledge

/s/ Mike Beebe	Director	November 14, 2022
Mike Beebe

/s/ Maria Claudia Borras	Director	November 14, 2022
Maria Claudia Borras

/s/ David J. Bronczek	Director	November 14, 2022
David J. Bronczek

/s/ Mikel A. Durham	Director	November 14, 2022
Mikel A. Durham

/s/ Donnie King	President, Chief Executive Officer, and Director	November 14, 2022
Donnie King	(Principal Executive Officer)

/s/ Jonathan D. Mariner	Director	November 14, 2022
Jonathan D. Mariner

/s/ Kevin M. McNamara	Vice Chairman of the Board of Directors	November 14, 2022
Kevin M. McNamara

/s/ Cheryl S. Miller	Director	November 14, 2022
Cheryl S. Miller

/s/ Jeffrey K. Schomburger	Director	November 14, 2022
Jeffrey K. Schomburger

/s/ Phillip W. Thomas	Vice President, Controller and Chief Accounting Officer	November 14, 2022
Phillip W. Thomas	(Principal Accounting Officer)

/s/ Barbara A. Tyson	Director	November 14, 2022
Barbara A. Tyson

/s/ John R. Tyson	Executive Vice President and Chief Financial Officer	November 14, 2022
John R. Tyson	(Principal Financial Officer)

/s/ Noel White	Executive Vice Chairman of the Board of Directors	November 14, 2022
Noel White