Form 10-Q
period 2022-12-31
TYSON FOODS, INC.
filed 2023-02-06
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 31, 2022.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	285,615,602
Class B Common Stock, $0.10 Par Value (Class B stock)	70,010,355
Class B stock is not listed for trading on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis.
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 31, 2022	January 1, 2022
Sales	$13,260	$12,933
Cost of Sales	12,292	10,918
Gross Profit	968	2,015
Selling, General and Administrative	501	560
Operating Income	467	1,455
Other (Income) Expense:
Interest income	(9)	(3)
Interest expense	84	100
Other, net	(42)	(52)
Total Other (Income) Expense	33	45
Income before Income Taxes	434	1,410
Income Tax Expense	114	284
Net Income	320	1,126
Less: Net Income Attributable to Noncontrolling Interests	4	5
Net Income Attributable to Tyson	$316	$1,121
Weighted Average Shares Outstanding:
Class A Basic	286	292
Class B Basic	70	70
Diluted	358	365
Net Income Per Share Attributable to Tyson:
Class A Basic	$0.91	$3.16
Class B Basic	$0.81	$2.84
Diluted	$0.88	$3.07
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	December 31, 2022	January 1, 2022
Net Income	$320	$1,126
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	1	—
Investments	—	(1)
Currency translation	81	(1)
Postretirement benefits	—	2
Total Other Comprehensive Income (Loss), Net of Taxes	82	—
Comprehensive Income	402	1,126
Less: Comprehensive Income Attributable to Noncontrolling Interests	4	5
Comprehensive Income Attributable to Tyson	$398	$1,121
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	December 31, 2022	October 1, 2022
Assets
Current Assets:
Cash and cash equivalents	$654	$1,031
Accounts receivable, net	2,295	2,577
Inventories	5,596	5,514
Other current assets	408	508
Total Current Assets	8,953	9,630
Net Property, Plant and Equipment	9,120	8,685
Goodwill	10,550	10,513
Intangible Assets, net	6,213	6,252
Other Assets	1,842	1,741
Total Assets	$36,678	$36,821

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$490	$459
Accounts payable	2,530	2,483
Other current liabilities	2,094	2,371
Total Current Liabilities	5,114	5,313
Long-Term Debt	7,859	7,862
Deferred Income Taxes	2,473	2,458
Other Liabilities	1,445	1,377
Commitments and Contingencies (Note 15)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 378 million shares	38	38
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,524	4,553
Retained earnings	20,225	20,084
Accumulated other comprehensive gain (loss)	(215)	(297)
Treasury stock, at cost – 92 million shares at December 31, 2022 and 88 million shares at October 1, 2022	(4,944)	(4,683)
Total Tyson Shareholders’ Equity	19,635	19,702
Noncontrolling Interests	152	109
Total Shareholders’ Equity	19,787	19,811
Total Liabilities and Shareholders’ Equity	$36,678	$36,821
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended
	December 31, 2022		January 1, 2022
	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance at beginning and end of period	378	$38	378	$38

Class B Common Stock:
Balance at beginning and end of period	70	7	70	7

Capital in Excess of Par Value:
Balance at beginning of period		4,553		4,486
Stock-based compensation and Other		(29)		(15)
Balance at end of period		4,524		4,471

Retained Earnings:
Balance at beginning of period		20,084		17,502
Net income attributable to Tyson		316		1,121
Dividends		(175)		(170)
Balance at end of period		20,225		18,453

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of period		(297)		(172)
Other comprehensive income		82		—
Balance at end of period		(215)		(172)

Treasury Stock:
Balance at beginning of period	88	(4,683)	83	(4,138)
Purchase of Class A common stock	5	(313)	4	(348)
Stock-based compensation	(1)	52	(2)	92
Balance at end of period	92	(4,944)	85	(4,394)

Total Shareholders’ Equity Attributable to Tyson		$19,635		$18,403

Equity Attributable to Noncontrolling Interests:
Balance at beginning of period		$109		$131
Net income attributable to noncontrolling interests		4		5
Business combinations		28		—
Currency translation and other		11		3
Total Equity Attributable to Noncontrolling Interests		$152		$139

Total Shareholders’ Equity		$19,787		$18,542
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	December 31, 2022	January 1, 2022
Cash Flows From Operating Activities:
Net income	$320	$1,126
Depreciation and amortization	303	300
Deferred income taxes	8	77
Other, net	68	11
Net changes in operating assets and liabilities	63	(82)
Cash Provided by Operating Activities	762	1,432
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(589)	(408)
Purchases of marketable securities	(7)	(7)
Proceeds from sale of marketable securities	7	7
Acquisition, net of cash acquired	(39)	—
Acquisition of equity investments	(36)	(45)
Other, net	(5)	(6)
Cash Used for Investing Activities	(669)	(459)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	54	26
Payments on debt	(58)	(43)
Purchases of Tyson Class A common stock	(313)	(348)
Dividends	(169)	(164)
Stock options exercised	4	46
Other, net	—	(1)
Cash Used for Financing Activities	(482)	(484)
Effect of Exchange Rate Changes on Cash	12	2
(Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(377)	491
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	1,031	2,637
Cash and Cash Equivalents and Restricted Cash at End of Period	654	3,128
Less: Restricted Cash at End of Period	—	172
Cash and Cash Equivalents at End of Period	$654	$2,956
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: ACCOUNTING POLICIES
Basis of Presentation
The consolidated condensed financial statements are unaudited and have been prepared by Tyson Foods, Inc. (“Tyson,” “the Company,” “we,” “us” or “our”). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Although we believe the disclosures contained herein are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 1, 2022. Preparation of consolidated condensed financial statements requires us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature necessary to state fairly our financial position as of December 31, 2022 and the results of operations for the three months ended December 31, 2022 and January 1, 2022. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
Goodwill
Goodwill is initially recorded at fair value and not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators arise. Our goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, the fair value of the reporting unit may be more likely than not less than carrying amount, or if significant changes to macro-economic factors related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required. The quantitative test is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds the fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of goodwill. During fiscal 2022, we determined that all of our material reporting units’ estimated fair value exceeded their carrying value by more than 20%, other than one of our Chicken segment reporting units and two of our International reporting units with goodwill totaling $0.6 billion and $0.2 billion, respectively, at October 1, 2022. Conditions existed as of the end our first quarter that required an interim assessment of goodwill for two of our International reporting units which had goodwill totaling $0.2 billion at December 31, 2022. Based on the interim assessment, we determined no impairment was necessary as the fair value of the reporting units exceeded their carrying value.
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
Use of Estimates
The consolidated condensed financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes. Actual results could differ from those estimates. During the first quarter of fiscal 2023, we revised estimates and recorded adjustments of approximately $30 million primarily to reduce certain employee compensation accruals recorded as of October 1, 2022.

Recently Issued Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board (the "FASB") issued guidance that requires additional disclosures for supplier finance programs to allow users to better understand the nature, activity and potential magnitude of the programs. The guidance, except for a requirement for rollforward information, is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2022, our fiscal 2024. Disclosure of rollforward information is effective for fiscal years after December 15, 2023, our fiscal 2025. Early adoption is permitted and the retrospective transition method should be applied for all amendments except rollforward information, which should be applied prospectively. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
In March 2020, the FASB issued guidance providing optional expedients and exceptions to account for the effects of reference rate reform to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The optional guidance, which became effective on March 12, 2020 and was set to end on December 31, 2022, was extended by new guidance issued by the FASB on December 21, 2022 to apply through December 31, 2024. The temporary accounting relief provided in the optional guidance has not impacted our consolidated financial statements. The Company has various contracts that reference LIBOR and is assessing how this standard may be applied to specific contract modifications through December 31, 2024.
NOTE 2: ACQUISITIONS AND DISPOSITIONS
In the first quarter of fiscal 2023, we completed the acquisition of a 60% equity stake in Supreme Foods Processing Company ("SFPC"), a producer and distributor of value-added and cooked chicken and beef products, and a 15% equity stake in Agricultural Development Company ("ADC"), a fully integrated poultry company, for a total purchase price of approximately $75 million, net of cash acquired. Both SFPC and ADC were subsidiaries of Tanmiah Food Company. The results of SFPC, subsequent to the acquisition closing, are included in International/Other for segment presentation. SFPC's results from the date of acquisition through December 31, 2022 were insignificant to our Consolidated Condensed Statements of Income. We are accounting for the investment in ADC under the equity method.
NOTE 3: INVENTORIES
Processed products, livestock and supplies and other are valued at the lower of cost or net realizable value. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, livestock grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories. At December 31, 2022, the cost of inventories was determined by either the first-in, first-out method or the weighted-average method, which is consistent with the methods used at October 1, 2022.
The following table reflects the major components of inventory (in millions):

	December 31, 2022	October 1, 2022
Processed products	$3,160	$3,188
Livestock	1,535	1,454
Supplies and other	901	872
Total inventory	$5,596	$5,514
NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	December 31, 2022	October 1, 2022
Land	$218	$214
Buildings and leasehold improvements	5,830	5,742
Machinery and equipment	10,036	9,960
Land improvements and other	526	516
Buildings and equipment under construction	1,934	1,461
	18,544	17,893
Less accumulated depreciation	9,424	9,208
Net Property, Plant and Equipment	$9,120	$8,685

NOTE 5: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	December 31, 2022	October 1, 2022
Accrued salaries, wages and benefits	$665	$995
Taxes payable	302	277
Accrued current legal contingencies	194	215
Other	933	884
Total other current liabilities	$2,094	$2,371
NOTE 6: RESTRUCTURING AND RELATED CHARGES
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

	Beef	Pork	Chicken	Prepared Foods	International/Other	Total
Severance costs	$23	$8	$7	$51	$12	$101
Relocation and related costs	35	15	1	57	1	109
Accelerated depreciation	6	2	—	12	—	20
Contract and lease terminations	—	—	—	31	—	31
Professional and other fees	4	1	—	7	1	13
Total 2022 Program	$68	$26	$8	$158	$14	$274
Restructuring costs include severance expenses, and related charges include costs directly associated with the 2022 Program such as relocation, contract and lease terminations, professional fees and accelerated depreciation resulting from the closure of facilities. We anticipate that $56 million and $218 million of the total pretax anticipated expense will be recorded in Cost of Sales and Selling, General and Administrative, respectively, in our Consolidated Condensed Statements of Income. Included in the table above are $256 million of charges that have resulted or will result in cash outflows and $18 million in non-cash charges.
The following table reflects the pretax impact of the 2022 Program’s restructuring and related charges during the first quarter of fiscal 2023 by reportable segment (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Total
Severance costs	$2	$1	$—	$4	$5	$12
Relocation and related costs	1	1	1	1	—	4
Accelerated depreciation	2	—	—	4	—	6
Contract and lease terminations	—	—	—	(2)	—	(2)
Professional and other fees	—	—	—	1	—	1
Total	$5	$2	$1	$8	$5	$21
For the first quarter of fiscal 2023, we recorded restructuring and related charges associated with the 2022 Program of $8 million and $13 million in Cost of Sales and Selling, General and Administrative, respectively, in our Consolidated Condensed Statements of Income. Included in the above results are $17 million of charges that have resulted or will result in cash outflows and $4 million in non-cash charges.

The following table reflects the pretax 2022 Program charges to date by reportable segment (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Total
Severance costs	$18	$6	$6	$40	$8	$78
Relocation and related costs	1	1	1	1	—	4
Accelerated depreciation	2	—	—	4	—	6
Contract and lease terminations	—	—	—	(2)	—	(2)
Professional and other fees	—	—	—	1	—	1
Total	$21	$7	$7	$44	$8	$87
As of the first quarter of fiscal 2023, we recorded restructuring and related charges to date associated with the 2022 Program of $26 million and $61 million in Cost of Sales and Selling, General and Administrative, respectively, in our Consolidated Condensed Statements of Income. Included in the above results are $83 million of charges to date that have resulted or will result in cash outflows and $4 million in non-cash charges to date.
The following table reflects our liability related to the 2022 Program, which was recognized in other current liabilities in our Consolidated Condensed Balance sheet as of December 31, 2022 (in millions):

	Balance at October 1, 2022	Restructuring Expense	Payments	Changes in Estimates	Balance at December 31, 2022
Severance costs	$66	$12	$5	$—	$73
Relocation and related costs	—	4	2	—	2
Professional and other fees	—	1	1	—	—
Total	$66	$17	$8	$—	$75
As the Company continues to evaluate its business strategies and long-term growth targets, additional restructuring activities may occur.
NOTE 7: DEBT
The major components of debt are as follows (in millions):

	December 31, 2022	October 1, 2022
Revolving credit facility	$—	$—
Commercial paper	—	—
Senior notes:
3.90% Senior notes due September 2023	400	400
3.95% Notes due August 2024	1,250	1,250
4.00% Notes due March 2026 (“2026 Notes”)	800	800
3.55% Notes due June 2027	1,350	1,350
7.00% Notes due January 2028	18	18
4.35% Notes due March 2029 (“2029 Notes”)	1,000	1,000
6.13% Notes due November 2032	158	160
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	500	500
4.55% Notes due June 2047	750	750
5.10% Notes due September 2048 (“2048 Notes”)	1,500	1,500
Discount on senior notes	(38)	(39)
Other	203	175
Unamortized debt issuance costs	(42)	(43)
Total debt	8,349	8,321
Less current debt	490	459
Total long-term debt	$7,859	$7,862

Revolving Credit Facility and Letters of Credit
We have a $2.25 billion revolving credit facility that supports short-term funding needs and serves as a backstop to our commercial paper program. The facility will mature and the commitments thereunder will terminate in September 2026 with options for two one-year extensions. At December 31, 2022, amounts available for borrowing under this facility totaled $2.25 billion and we had no borrowings and no outstanding letters of credit issued under this facility. At December 31, 2022 we had $103 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs and other legal obligations. In the future, if any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility. In November 2022, we entered into an amendment to change the reference rate from the London interbank offered rate (commonly referred to as LIBOR) to a rate based on the secured overnight financing rate (commonly referred to as SOFR).
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured short-term promissory notes up to an aggregate maximum principal amount of $1.5 billion. As of December 31, 2022, we had no commercial paper outstanding. Our ability to access commercial paper in the future may be limited or its costs increased.
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
We were in compliance with all debt covenants at December 31, 2022.
NOTE 8: EQUITY
Share Repurchases
As of December 31, 2022, 7.3 million shares remained available for repurchase under the Company's share repurchase program. The program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans. A summary of share repurchases of our Class A stock is as follows (in millions):

	Three Months Ended
	December 31, 2022		January 1, 2022
	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	4.7	$300	3.6	$300
To fund certain obligations under equity compensation plans	0.2	13	0.6	48
Total share repurchases	4.9	$313	4.2	$348
NOTE 9: INCOME TAXES
Our effective tax rate was 26.1% and 20.2% for the first quarter of fiscal 2023 and 2022, respectively. The effective tax rate for the first quarter of fiscal 2023 was higher than the federal statutory tax rate primarily due to state taxes. The effective tax rate for the first quarter of fiscal 2022 includes the impact of state taxes, offset by a $36 million benefit from the remeasurement of deferred income taxes, primarily due to legislation decreasing state tax rates enacted in the first quarter of fiscal 2022, and various other tax benefits.
Unrecognized tax benefits were $154 million and $152 million at December 31, 2022 and October 1, 2022, respectively.
In December 2021, we received an assessment from the Mexican tax authorities related to the 2015 sale of our direct and indirect equity interests in subsidiaries which held our Mexico operations. The assessment totals approximately $411 million (8.3 billion Mexican pesos), which includes tax, inflation adjustment, interest and penalties. We believe the assertions made in the assessment letter have no merit and will defend our positions through the Mexican administrative appeal process and litigation, if necessary. Based on our analysis of this assessment in accordance with FASB guidance related to unrecognized tax benefits, we have not recorded a liability related to the issue.

NOTE 10: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended
	December 31, 2022	January 1, 2022
Numerator:
Net income	$320	$1,126
Less: Net income attributable to noncontrolling interests	4	5
Net income attributable to Tyson	316	1,121
Less dividends declared:
Class A	143	140
Class B	32	30
Undistributed earnings	$141	$951

Class A undistributed earnings	$116	$782
Class B undistributed earnings	25	169
Total undistributed earnings	$141	$951

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	286	292
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70
Effect of dilutive securities:
Stock options, restricted stock and performance units	2	3
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	358	365

Net income per share attributable to Tyson:
Class A basic	$0.91	$3.16
Class B basic	$0.81	$2.84
Diluted	$0.88	$3.07
Dividends Declared Per Share:
Class A	$0.500	$0.475
Class B	$0.450	$0.428
Approximately 4 million and 2 million of our stock-based compensation shares were antidilutive for the three months ended December 31, 2022 and January 1, 2022, respectively. These shares were not included in the diluted earnings per share calculation.
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
NOTE 11: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs and risks are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize various industry-standard models that take into account the implicit cost of hedging. Credit risks associated with our derivative contracts are not significant as we minimize counterparty exposure by dealing with credit-worthy counterparties and utilizing exchange traded instruments, margin accounts or letters of credit. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at December 31, 2022.

We had the following net aggregated outstanding notional amounts related to our derivative financial instruments:

in millions, except soybean meal tons	Metric	December 31, 2022	October 1, 2022
Commodity:
Corn	Bushels	61	44
Soybean Meal	Tons	574,600	532,700
Live Cattle	Pounds	143	280
Lean Hogs	Pounds	338	339
Foreign Currency	United States dollar	$164	$249
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
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes as well as interest rates to our variable rate debt. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant for the three months ended December 31, 2022, and January 1, 2022. As of December 31, 2022, we had $13 million of realized losses related to treasury rate locks in connection with the issuance of the 2026, 2029 and 2048 Notes, which will be reclassified to earnings over the lives of these notes. During the three months ended December 31, 2022 and January 1, 2022, we did not reclassify significant pretax gains or losses into earnings as a result of the discontinuance of cash flow hedges. For the three months ended December 31, 2022 and January 1, 2022, we had no gains or losses recognized in OCI on derivatives designated as cash flow hedges.
Fair Value Hedges
We designate certain derivative contracts as fair value hedges of firm commitments to purchase livestock for harvest. Our objective of these hedges is to minimize the risk of changes in fair value created by fluctuations in commodity prices associated with fixed price livestock firm commitments. For these derivative instruments we designate and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the same period. We include the gain or loss on the hedged items (e.g., livestock purchase firm commitments) in the same line item, Cost of Sales, as the offsetting gain or loss on the related livestock forward position. Ineffectiveness related to fair value hedges was not significant for the three months ended December 31, 2022, and January 1, 2022. The following table sets forth the carrying amount of fair value hedge (assets) liabilities as of December 31, 2022 and October 1, 2022 (in millions):

Consolidated Condensed Balance Sheets Classification	December 31, 2022	October 1, 2022
Inventory	$7	$(12)
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
Reclassification to Earnings
The following table sets forth the total amounts of each income and expense line item presented in the Consolidated Condensed Statements of Income in which the effects of hedges are recorded (in millions):

Consolidated Condensed Statements of Income Classification	Three Months Ended
	December 31, 2022	January 1, 2022
Cost of Sales	$12,292	$10,918
Interest Expense	84	100
Other, net	(42)	(52)

The following table sets forth the pretax impact of the cash flow, fair value and undesignated derivative instruments in the Consolidated Condensed Statements of Income (in millions):

Consolidated Condensed Statements of Income Classification		Three Months Ended
		December 31, 2022	January 1, 2022
Cost of Sales	Gain (Loss) on cash flow hedges reclassified from OCI to Earnings:
	Commodity contracts	$—	$—
	Gain (Loss) on fair value hedges:
	Commodity contracts (a)	(3)	(3)
	Gain (Loss) on derivatives not designated as hedging instruments:
	Commodity contracts	15	81
Total		$12	$78

Interest Expense	Gain (Loss) on cash flow hedges reclassified from OCI to Earnings:
	Interest rate contracts	$(1)	$—

Other, net	Gain (Loss) on derivatives not designated as hedging instruments:
	Foreign exchange contracts	$5	$—
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

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

December 31, 2022	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$1	$—	$—	$1
Undesignated	—	110	—	(38)	72
Available-for-sale securities (current)	—	2	—	—	2
Other Assets:
Available-for-sale securities (non-current)	—	67	33	—	100
Deferred compensation assets	29	357	—	—	386
Total assets	$29	$537	$33	$(38)	$561
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$8	$—	$(8)	$—
Undesignated	—	70	—	(60)	10
Total liabilities	$—	$78	$—	$(68)	$10

October 1, 2022	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$14	$—	$(6)	$8
Undesignated	—	154	—	(58)	96
Available-for-sale securities (current)	—	1	—	—	1
Other Assets:
Available-for-sale securities (non-current)	—	65	35	—	100
Deferred compensation assets	38	327	—	—	365
Total assets	$38	$561	$35	$(64)	$570
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$2	$—	$(2)	$—
Undesignated	—	106	—	(72)	34
Total liabilities	$—	$108	$—	$(74)	$34
(a) Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. Additionally, at December 31, 2022, and October 1, 2022, we had $30 million and $10 million, respectively, of net cash collateral with various counterparties where master netting arrangements exist and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Three Months Ended
	December 31, 2022	January 1, 2022
Balance at beginning of year	$35	$48
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	—	(1)
Purchases	2	1
Issuances	—	—
Settlements	(4)	(2)
Balance at end of period	$33	$46
Total gains (losses) for the three month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—
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
Available-for-Sale Securities
Our investments in marketable debt securities are classified as available-for-sale and are reported at fair value based on pricing models and quoted market prices adjusted for credit and non-performance risk. Short-term investments with maturities of less than 12 months are included in Other current assets in the Consolidated Condensed Balance Sheets. All other marketable debt securities are included in Other Assets in the Consolidated Condensed Balance Sheets and have maturities generally less than 47 years.
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
The following table sets forth our available-for-sale securities’ amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	December 31, 2022			October 1, 2022
	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)
Available-for-sale securities:
Debt securities:
U.S. treasury and agency	$74	$69	$(5)	$71	$66	$(5)
Corporate and asset-backed	35	33	(2)	37	35	(2)
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

We consider many factors in determining whether a loss is credit-related, including the financial condition and near-term prospects of the issuer, borrower repayment characteristics for asset-backed securities, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no direct write-offs or allowances for credit losses in earnings for the three months ended December 31, 2022, and January 1, 2022.
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
In the three months ended January 1, 2022, we recognized gains of $30 million in Other, net in the Consolidated Condensed Statements of Income, based upon observable price changes. Equity investments without readily determinable fair values are measured using Level 3 inputs and are included in Other Assets in the Consolidated Condensed Balance Sheets. We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three months ended December 31, 2022.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	December 31, 2022		October 1, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total debt	$7,840	$8,349	$7,762	$8,321
NOTE 13: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after-tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended
	December 31, 2022			January 1, 2022
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to interest expense	$1	$—	$1	$—	$—	$—

Investments:
Unrealized gain (loss)	—	—	—	(1)	—	(1)

Currency translation:
Translation adjustment	81	—	81	(1)	—	(1)

Postretirement benefits:
Unrealized gain (loss)	—	—	—	2	—	2
Total other comprehensive income (loss)	$82	$—	$82	$—	$—	$—

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
Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended
	December 31, 2022	January 1, 2022
Sales:
Beef	$4,723	$5,002
Pork	1,529	1,626
Chicken	4,263	3,890
Prepared Foods	2,538	2,333
International/Other	612	550
Intersegment	(405)	(468)
Total Sales	$13,260	$12,933

	Three Months Ended
	December 31, 2022	January 1, 2022
Operating Income (Loss):
Beef(a)	$166	$956
Pork	(21)	164
Chicken(b)	69	140
Prepared Foods	258	186
International/Other	(5)	9
Total Operating Income	467	1,455

Total Other (Income) Expense	33	45

Income before Income Taxes	$434	$1,410
(a) Beef segment results for the three months ended December 31, 2022 included $42 million of insurance proceeds, net of costs incurred, recognized in Cost of Sales.
(b) Chicken segment results for the three months ended December 31, 2022 included $7 million of costs related to a fire at one of our production facilities, net of insurance proceeds, recognized in Cost of Sales. Additionally, Chicken segment results for the three months ended January 1, 2022 included $23 million of insurance proceeds, net of costs incurred, recognized in Cost of Sales, related to a fire at our production facility in the fourth quarter of fiscal 2021.

The following tables further disaggregate our sales to customers by major distribution channels (in millions):

	Three months ended December 31, 2022
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$2,134	$1,129	$697	$647	$116	$4,723
Pork	458	117	332	350	272	1,529
Chicken	1,881	1,606	246	513	17	4,263
Prepared Foods	1,505	938	56	39	—	2,538
International/Other	—	—	612	—	—	612
Intersegment	—	—	—	—	(405)	(405)
Total	$5,978	$3,790	$1,943	$1,549	$—	$13,260

	Three months ended January 1, 2022
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$2,218	$1,236	$856	$562	$130	$5,002
Pork	478	136	304	398	310	1,626
Chicken	1,633	1,560	221	448	28	3,890
Prepared Foods	1,325	929	46	33	—	2,333
International/Other	—	—	550	—	—	550
Intersegment	—	—	—	—	(468)	(468)
Total	$5,654	$3,861	$1,977	$1,441	$—	$12,933
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

NOTE 15: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of grower loans, which are substantially collateralized by the underlying assets. The remaining terms of the underlying obligations cover periods up to 8 years, and the maximum potential amount of future payments as of December 31, 2022, was not significant. The likelihood of material payments under these guarantees is not considered probable. At December 31, 2022 and October 1, 2022, no significant liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum commitment associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum commitment as of December 31, 2022 was approximately $290 million. The total receivables under these programs were $7 million and $6 million at December 31, 2022 and October 1, 2022, respectively. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we had no allowance for these programs’ estimated uncollectible receivables at December 31, 2022, and January 1, 2022.
When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. These funds are generally considered restricted cash, which is reported in the Consolidated Condensed Balance Sheets in Other Assets. We had no deposits at December 31, 2022 and October 1, 2022. Additionally, under certain agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At December 31, 2022, the total amount under these types of arrangements totaled $797 million.
Contingencies
In the normal course of business, we are involved in various claims, lawsuits, investigations and legal proceedings, including those specifically identified below. Each quarter, we determine whether to accrue for loss contingencies based on our assessment of whether the potential loss is probable, reasonably possible or remote and to the extent a loss is probable, whether it is reasonably estimable. We record accruals in the Company’s Consolidated Financial Statements for matters that we conclude are probable and the financial impact is reasonably estimable. Regardless of the manner of resolution, frequently the most significant changes in the status of a matter may occur over a short time period, often following a lengthy period of little substantive activity. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters. Listed below are certain claims made against the Company for which the magnitude of the potential exposure could be material to the Company’s Consolidated Financial Statements. There were no significant changes to our loss contingency accruals reflected in the Company’s Consolidated Condensed Statements of Income for the three months ended December 31, 2022 and January 1, 2022.
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
We are currently pursuing settlement discussions with the remaining opt-out plaintiffs with respect to the remaining claims. While we do not admit any liability as part of the settlements, we believe that the settlements were in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation. During the first quarter of fiscal 2023 and the full fiscal 2022, the Company reduced its total recorded legal contingency accrual by $11 million and $179 million, respectively, for amounts it had paid in connection with settlements related to this matter. Accordingly, at December 31, 2022 and October 1, 2022, the legal contingency accrual for claims related to this matter was $111 million and $122 million, respectively.
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
State Matters. The Offices of the Attorney General in New Mexico, Alaska and Washington have filed complaints against us and certain of our poultry subsidiaries, as well as several other poultry processing companies and Agri Stats, Inc., an information services provider (“Agri Stats”). The complaints are based on allegations similar to those asserted in the Broiler Antitrust Civil Litigation and allege violations of state antitrust, unfair trade practice, and unjust enrichment laws. In October 2022, we reached an agreement to settle all claims with the Washington Attorney General for $10.5 million for which the Company recorded an accrual in its Consolidated Financial Statements as of October 1, 2022, and on October 24, 2022, the Court entered the related consent decree resolving all claims in this matter between us and the Washington Attorney General. The Company paid the settlement during the first quarter of fiscal 2023. While we do not admit any liability as part of the settlement, we believe that the settlement was in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation. In addition, we are cooperating with various state governmental agencies and officials, including the Offices of the Attorney General for Florida and Louisiana, investigating or otherwise seeking information, testimony and/or documents, regarding the conduct alleged in the Broiler Antitrust Civil Litigation and related matters.
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

The DOJ’s Antitrust Division has opened a civil investigation into grower contracts and performance-based compensation. We are cooperating with the investigation.
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
On April 26, 2019, a putative class of indirect purchasers filed a class action complaint against us, other beef packers, and Agri Stats in the United States District Court for the District of Minnesota. The plaintiffs allege that the packer defendants conspired to reduce slaughter capacity by closing or idling plants, limiting their purchases of cash cattle, coordinating their procurement of cash cattle, and reducing their slaughter numbers so as to reduce beef output, all in order to artificially raise prices of beef. The plaintiffs seek, among other things, damages under state antitrust and consumer protection statutes and the common law of approximately 30 states, as well as injunctive relief. The indirect consumer purchaser litigation is styled Peterson v. JBS USA Food Company Holdings, et al. Additional complaints have been filed on behalf of a putative class of direct purchasers of beef containing allegations of violations of Section 1 of the Sherman Act based on an alleged conspiracy to artificially fix, raise, and stabilize the wholesale price for beef, as well as on behalf of a putative class of commercial and institutional indirect purchasers of beef containing allegations of violations of Section 1 of the Sherman Act, various state antitrust laws and unjust enrichment based on an alleged conspiracy to artificially inflate the price for beef. On February 18, 2021, we moved to dismiss the plaintiffs’ amended complaints, and on September 14, 2021, the court granted the motion with respect to certain state law claims but denied the motion with respect to the plaintiffs’ federal antitrust claims. Since the original filing, certain putative class members have opted out of the matter and are proceeding with individual direct actions making similar claims, and others may do so in the future. The Company has not recorded any liability for this matter as it does not believe a loss is probable or reasonably estimable at this time because the Company believes that it has valid and meritorious defenses against the allegations and because the classes have not yet been defined or certified by the court.

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
Wage Rate Litigation
On August 30, 2019, a putative class of non-supervisory production and maintenance employees at chicken processing plants in the continental United States filed class action complaints against us and certain of our subsidiaries, as well as several other poultry processing companies, in the United States District Court for the District of Maryland. The plaintiffs allege that the defendants directly and through a wage survey and benchmarking service exchanged information regarding labor rates in an effort to depress and fix the rates of wages for non-supervisory production and maintenance workers in violation of federal antitrust laws. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. Additional lawsuits making similar allegations were consolidated including an amended consolidated complaint containing additional allegations concerning turkey processing plants naming additional defendants. We moved to dismiss the amended consolidated complaint. On September 16, 2020, the court dismissed claims against us and certain other defendants without prejudice because the complaint improperly grouped together corporate subsidiaries. The court otherwise denied the defendants’ motions to dismiss and sustained claims based on alleged conspiracies to fix wages and exchange information against five other defendants. The plaintiffs filed a second amended consolidated complaint on November 2, 2020. We moved to dismiss the complaint on December 18, 2020 based on a lack of standing to assert claims on behalf of the purported class. The court denied the motion to dismiss on March 10, 2021. On February 16, 2022, the plaintiffs filed a third amended consolidated complaint naming additional poultry processors as defendants and expanding the scope of the claims to include employees at hatcheries and feed mills. We moved to dismiss the claims related to hatchery and feed mill employees. The court denied the motion to dismiss on July 19, 2022. In the third quarter of fiscal 2021, the Company recorded an accrual for the estimated probable losses that it expects to incur for this matter in the Company’s Consolidated Condensed Financial Statements. There was no change to the accrual in fiscal 2022 or the first quarter of fiscal 2023.
The DOJ’s Antitrust Division has opened a civil investigation into human resources at several poultry companies. We are cooperating with the investigation.

On November 11, 2022, a putative class of employees at beef-processing and pork-processing plants in the continental United States filed a class action complaint against us and certain of our subsidiaries, as well as several other beef-processing and pork-processing companies, in the United States District Court for the District of Colorado. The plaintiffs allege that the defendants directly and through a wage survey and benchmarking service exchanged information regarding labor rates in an effort to depress and fix the rates of wages for employees in violation of federal antitrust laws. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. The Company has not recorded any liability for this matter as it does not believe a loss is probable or reasonably estimable at this time because the Company believes that it has valid and meritorious defenses against the allegations and because the case remains at the pleading stage and the classes have not yet been defined or certified by the court.
Other Matters
Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (“NLRC”) from 1998 through July 1999. The complaint was filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines in 1995 by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In late 2004, a labor arbiter ruled against the respondents and awarded the complainants approximately $62 million in damages and fees. From 2004 through 2014, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. On December 15, 2016, we learned that the NLRC rendered its decision on November 29, 2016, regarding the respondents’ appeals from the labor arbiter’s 2004 ruling in favor of the complainants. The NLRC increased the award for 4,922 of the total 5,984 complainants to approximately $267 million. However, the NLRC approved a prior settlement reached with the group comprising approximately 18% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company agreed to pay each settling complainant approximately $1,200. The parties filed numerous appeals, motions for reconsideration and petitions for review related to the NLRC award and settlement payment. The Court of Appeals subsequently vacated the NLRC’s award on April 12, 2018. Complainants have filed motions for reconsideration with the Court of Appeals which were denied. Claimants have since filed petitions for writ of certiorari with the Supreme Court of the Philippines, which has accepted. The Company continues to maintain an accrual for estimated probable losses for this matter in the Company’s Consolidated Financial Statements.
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
The following discussion provides an analysis of the Company’s financial condition, cash flows and results of operations from management’s perspective and should be read in conjunction with the consolidated condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and within the Company’s Annual Report on Form 10-K filed for the fiscal year ended October 1, 2022. Our objective is to also provide discussion of events and uncertainties known to management that are reasonably likely to cause reported financial information not to be indicative of future operating results or of future financial condition and to offer information that provides understanding of our financial condition, cash flows and results of operations.
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

Overview
General
Sales grew 3% in the first quarter of fiscal 2023 largely due to higher average sales prices and sales growth in our Chicken and Prepared Foods segments. The higher average sales prices were primarily due to the current inflationary environment and recovery of rapidly rising costs, such as labor, freight and transportation, livestock, feed ingredients and other input costs. Operating income of $467 million for the first quarter of fiscal 2023 was down 68% as we experienced lower operating income in our Beef, Pork and Chicken segments, partially offset by improved operating income in our Prepared Foods segment. In the first quarter of fiscal 2023, our operating income was impacted by $21 million of restructuring and related charges and benefited from $35 million of insurance proceeds related to fires at our production facilities, net of costs incurred. In the first quarter of fiscal 2022, our results were impacted by $23 million of insurance proceeds, net of costs, related to a fire at one of our Chicken segment production facilities.
Market Environment
According to the United States Department of Agriculture, domestic protein production (beef, pork, chicken and turkey) was relatively flat in the first quarter of fiscal 2023 compared to the same period in fiscal 2022. All segments experienced inflation in operating costs, especially in labor, freight and transportation and certain materials, and we expect these trends to continue through fiscal 2023, though at a lower rate than experienced in fiscal 2022. Additionally, grain and feed ingredient costs have increased substantially, which impacts all of our segments. We pursue recovery of these increased costs through pricing. The Federal Reserve recently increased interest rates, and it is anticipated that interest rates will continue to rise in the near term. Our direct exposure to rising interest rates is somewhat tempered given our strong liquidity position in addition to our current debt structure in which nearly all of our borrowings have fixed interest rates. At December 31, 2022, we had $2.9 billion of liquidity and our current debt was $490 million. Should we need to issue additional debt or borrow under our existing revolving credit facility, we may be exposed to higher interest rates than our current outstanding borrowings. The Beef segment experienced sufficient supply of market-ready cattle and increased live cattle costs. The Pork segment experienced sufficient supply, despite herd health challenges in the industry, and increased live hog costs. The Chicken segment experienced increased feed ingredient and other input costs, in addition to excess domestic supply as a result of challenging export market conditions associated with avian influenza. The Prepared Foods segment experienced increased costs largely due to the impacts of an inflationary environment. Additionally, the conflict between Ukraine and Russia has led to economic sanctions against Russia and certain regions of Ukraine and Belarus. As of December 31, 2022, the impact of this conflict has not had a material direct impact on our financial performance. However, the conflict is still ongoing and there are many risks and uncertainties in relation to the conflict that are outside of our control. If the conflict escalates further or if additional countries join the conflict and additional economic sanctions are imposed, it could have a material impact on our business operations and financial performance.
COVID-19
We continue to proactively monitor and respond to the evolving nature of the COVID-19 pandemic and its impact to our global business. Our ongoing COVID-19 task force was formed for the primary purposes of maintaining the health and safety of our team members, ensuring our ability to operate our processing facilities and maintaining the liquidity of our business. We have experienced and continue to experience multiple challenges related to the pandemic. The most significant challenge we face is the availability of team members to operate our production facilities as our production facilities continue to experience varying levels of absenteeism. The health and safety of our team members remains our top priority, and we continue to provide a variety of health and safety resources and services to team members and their family members. Additionally, we have experienced some challenges in our supply chain such as volatility of inputs, availability of shipping containers and port congestion. These challenges impacted our operating costs, but generally, we experienced lower direct incremental costs associated with COVID-19 in the first quarter of fiscal 2023 as compared to previous fiscal years. The long-term impacts of COVID-19 remain uncertain and will depend on future developments, including the duration and spread of the pandemic, COVID-19 variants and resurgences, and related actions taken by federal, state and local government officials to prevent and manage disease spread, and effectively distribute and administer vaccinations, all of which contain some level of uncertainty and cannot be easily predicted.
Margins
Our total operating margin was 3.5% in the first quarter of fiscal 2023. Operating margins by segment were as follows:
•Beef – 3.5%
•Pork – (1.4)%
•Chicken – 1.6%
•Prepared Foods – 10.2%
Strategy
Our strategy is to sustainably feed the world with the fastest growing protein brands. We intend to achieve our strategy as we: grow our business by delivering superior value to consumers and customers; deliver fuel for growth and returns through commercial, operational and financial excellence; and sustain our Company and our world for future generations.

Beginning in fiscal 2022, we launched a new productivity program, which is designed to drive a better, faster and more agile organization that is supported by a culture of continuous improvement and faster decision-making. The execution of this program is supported by a program management office that ensures delivery of key project milestones and reports on savings achievements connected with the three pillars of the program. The first pillar is operational and functional excellence, which includes functional efficiency efforts in Finance, HR and Procurement focused on applying best practices to reduce costs. The second pillar is the use of new digital solutions like artificial intelligence and predictive analytics to drive efficiency in operations, supply chain planning, logistics and warehousing. The third pillar is automation, which will leverage automation and robotics technologies to automate difficult and higher turnover positions. We expect the productivity savings to be recognized in each of our reportable segments as they benefit from the achievements connected with the three pillars of the program. At this time, we do not anticipate costs associated with this program to be material and capital expenditures associated with automation and other activities are included in our capital expenditure expectations. We were targeting $1 billion in productivity savings by the end of fiscal 2024 relative to a fiscal 2021 cost baseline. We realized more than $700 million of productivity savings in fiscal 2022, which partially offset the impacts of inflationary market conditions, and we believe we will exceed our $1 billion target in fiscal 2023.
In the fourth quarter of fiscal 2022, the Company approved a restructuring program, the 2022 Program, which is expected to improve business performance, increase collaboration, enhance team member agility, enable faster decision-making and reduce redundancies. In conjunction with the 2022 Program, the Company plans to bring together all its corporate team members from the Chicago, Downers Grove and Dakota Dunes area corporate locations to its world headquarters in Springdale, Arkansas, through a phased relocation commencing in early calendar year 2023. We recognized $21 million of pretax charges in the three months ended December 31, 2022 associated with the 2022 Program consisting of severance related costs, relocation and related costs, accelerated depreciation, contract and lease termination and professional and other fees. The Company currently anticipates the 2022 Program will result in cumulative pretax charges of approximately $274 million. The following tables set forth the pretax impact of restructuring and related charges in the Consolidated Condensed Statements of Income and the pretax impact by our reportable segments. For further description refer to Part I, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 6: Restructuring and Related Charges (in millions).

Three months ended
December 31, 2022
Cost of Sales	$8
Selling, General and Administrative	13
Total Restructuring and related charges, pretax	$21

	Three months ended	2022 Program charges to date	Total estimated
	December 31, 2022	December 31, 2022	2022 Program charges
Beef	$5	$21	$68
Pork	2	7	26
Chicken	1	7	8
Prepared Foods	8	44	158
International/Other	5	8	14
Total Restructuring and related charges, pretax	$21	$87	$274
Summary of Results
Sales

in millions	Three Months Ended
	December 31, 2022	January 1, 2022
Sales	$13,260	$12,933
Change in sales volume	0.8%
Change in average sales price	1.7%
Sales growth	2.5%

First quarter – Fiscal 2023 vs Fiscal 2022
•Sales Volume – Sales were positively impacted by an increase in sales volume, which accounted for an increase of $105 million, driven by increased volumes in our Beef, Chicken and Prepared Foods segments partially offset by decreased volumes in our Pork segment as a result of balancing our supply with customer demand during a period of margin compression.
•Average Sales Price – Sales were positively impacted by higher average sales prices in our Pork, Chicken and Prepared Foods segments, partially offset by lower average sales prices in our Beef segment, which accounted for an increase of $222 million. The increase in average sales price was primarily due to the current inflationary environment and recovery of rapidly rising costs.
Cost of Sales

in millions	Three Months Ended
	December 31, 2022	January 1, 2022
Cost of sales	$12,292	$10,918
Gross profit	968	2,015
Cost of sales as a percentage of sales	92.7%	84.4%
First quarter – Fiscal 2023 vs Fiscal 2022
•Cost of sales increased $1,374 million. Higher sales volume increased cost of sales $89 million while higher input cost per pound increased cost of sales $1,285 million.
•The $1,285 million impact of higher input cost per pound was impacted by:
•Increase in live cattle costs of approximately $530 million in our Beef segment.
•Increase of approximately $175 million in our Chicken segment related to net increases in feed ingredient costs, growout expenses, partially offset by reduced outside meat purchases.
•Increase due to net derivative gains of $12 million in the first quarter of fiscal 2023, compared to net derivative gains of $78 million in the first quarter of fiscal 2022 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.
•Increase in live hog costs of approximately $55 million in our Pork segment.
•Increase in raw material and other input costs of approximately $50 million in our Prepared Foods segment.
•Increase of $30 million in our Chicken segment due to $7 million of costs incurred, net of insurance proceeds, for the first quarter of fiscal 2023 compared to $23 million of insurance proceeds, net of costs incurred, in the first quarter of fiscal 2022 related to a fire at our production facility in the fourth quarter of fiscal 2021.
•Increase of $25 million related to inventory lower of cost or net realizable value adjustments.
•Increase in freight and transportation costs of approximately $25 million.
•Decrease of approximately $42 million in our Beef segment from insurance proceeds related to the fire at our production facility in the fourth quarter of fiscal 2019.
•Remaining increase in costs across all of our segments primarily driven by net impacts on average cost per pound from mix changes as well as the impact of the inflationary environment on our labor and other input costs, partially offset by savings from our productivity program.
•The $89 million impact of increased sales volume was primarily driven by increased volumes in our Beef, Chicken and Prepared Foods segments.
Selling, General and Administrative

in millions	Three Months Ended
	December 31, 2022	January 1, 2022
Selling, general and administrative expense	$501	$560
As a percentage of sales	3.8%	4.3%
First quarter – Fiscal 2023 vs Fiscal 2022
•Decrease of $59 million in selling, general and administrative was primarily driven by:
•Decrease of $56 million in employee costs primarily from incentive-based compensation.
•Decrease of $27 million in technology related costs.
•Decrease of $18 million in professional fees.

•Increase of $13 million in marketing, advertising and promotion expenses.
•Increase of $13 million in restructuring and related costs.
•Increase of $12 million in donations.
Interest Expense

in millions	Three Months Ended
	December 31, 2022	January 1, 2022
	$84	$100
First quarter – Fiscal 2023 vs Fiscal 2022
•Interest expense primarily included interest expense related to our senior notes, in addition to commitment fees incurred on our revolving credit facility. The decrease in interest expense for the three months ended December 31, 2022 was primarily due to the redemption of senior notes in fiscal 2022.
Other (Income) Expense, net

in millions	Three Months Ended
	December 31, 2022	January 1, 2022
	$(42)	$(52)
First quarter – Fiscal 2023
•Included $15 million of joint venture earnings and $25 million of foreign exchange gains in the first quarter of fiscal 2023.
First quarter – Fiscal 2022
•Included $22 million of production facilities fire insurance proceeds and a $30 million gain on an equity investment due to an observable price change.
Effective Tax Rate

Three Months Ended
December 31, 2022	January 1, 2022
26.1%	20.2%
First quarter – Fiscal 2023 vs Fiscal 2022
•Our effective income tax rate was 26.1% for the first quarter of fiscal 2023 compared to 20.2% for the same period of fiscal 2022. The effective tax rates for the first quarter of fiscal 2023 and 2022 were increased by state taxes. The effective tax rate for the first quarter of fiscal 2022 also included a $36 million benefit from the remeasurement of deferred income taxes, primarily due to legislation decreasing state tax rates enacted in the first quarter of fiscal 2022, and various other tax benefits.
Net Income Attributable to Tyson

in millions, except per share data	Three Months Ended
	December 31, 2022	January 1, 2022
Net income attributable to Tyson	$316	$1,121
Net income attributable to Tyson – per diluted share	0.88	3.07
First quarter – Fiscal 2023 – Net income attributable to Tyson included the following items:
•$35 million pretax, or $0.07 per diluted share, of production facilities fire insurance proceeds, net of costs incurred.
•$21 million pretax, or ($0.04) per diluted share, of restructuring and related charges.
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

in millions	Sales
	Three Months Ended
	December 31, 2022	January 1, 2022
Beef	$4,723	$5,002
Pork	1,529	1,626
Chicken	4,263	3,890
Prepared Foods	2,538	2,333
International/Other	612	550
Intersegment sales	(405)	(468)
Total	$13,260	$12,933

in millions	Operating Income (Loss)
	Three Months Ended
	December 31, 2022	January 1, 2022
Beef	$166	$956
Pork	(21)	164
Chicken	69	140
Prepared Foods	258	186
International/Other	(5)	9
Total	$467	$1,455
Beef Segment Results

in millions	Three Months Ended
	December 31, 2022	January 1, 2022	Change
Sales	$4,723	$5,002	$(279)
Sales volume change			2.9%
Average sales price change			(8.5)%
Operating income	$166	$956	$(790)
Operating margin	3.5%	19.1%
First quarter – Fiscal 2023 vs Fiscal 2022
•Sales Volume - Sales volume increased driven by sufficient supply of live cattle and improved operational performance.
•Average Sales Price - Average sales price decreased due to reduced export demand and softening domestic demand associated with increased supply of competing proteins in the market.
•Operating Income - Operating income decreased as margins compressed from historically high levels, paired with continued increased operating costs as a result of the inflationary market environment. Additionally, operating income benefited from $42 million of insurance proceeds related to a fire at a production facility in the fourth quarter of fiscal 2019.
Pork Segment Results

in millions	Three Months Ended
	December 31, 2022	January 1, 2022	Change
Sales	$1,529	$1,626	$(97)
Sales volume change			(7.4)%
Average sales price change			1.4%
Operating income (loss)	$(21)	$164	$(185)
Operating margin	(1.4)%	10.1%

First quarter – Fiscal 2023 vs Fiscal 2022
•Sales Volume - Sales volume decreased as a result of balancing our supply with customer demand during a period of margin compression.
•Average Sales Price - Average sales price increased primarily due to a shift to higher value specialty products.
•Operating Income (Loss) - Operating income decreased due to compressed pork margins and increased operating costs as a result of the inflationary market environment. Additionally, volatile market conditions resulted in net derivative losses of $20 million in the first quarter of fiscal 2023 and net derivative gains of $15 million in the first quarter of fiscal 2022, which excludes the impacts of related physical purchase transactions.
Chicken Segment Results

in millions	Three Months Ended
	December 31, 2022	January 1, 2022	Change
Sales	$4,263	$3,890	$373
Sales volume change			2.5%
Average sales price change			7.1%
Operating income	$69	$140	$(71)
Operating margin	1.6%	3.6%
First quarter – Fiscal 2023 vs Fiscal 2022
•Sales Volume - Sales volume increased primarily due to improved domestic production partially offset by inventory growth and strategic initiative mix impacts.
•Average Sales Price - Average sales price increased primarily due to the effects of pricing initiatives in an inflationary cost environment, partially offset by challenging export market conditions due to the impacts of avian influenza.
•Operating Income - Operating income decreased primarily due to the impacts of inflationary market conditions including increased supply chain and labor costs. Operating income was impacted by $225 million of higher feed ingredient costs, coupled with $20 million of net derivative gains as compared to $60 million of net derivative gains in the first quarter of fiscal 2022. Additionally, operating income was impacted by a $30 million reduction in insurance proceeds, net of costs incurred related to a fire at a production facility compared to the first quarter of fiscal 2022.
Prepared Foods Segment Results

in millions	Three Months Ended
	December 31, 2022	January 1, 2022	Change
Sales	$2,538	$2,333	$205
Sales volume change			1.2%
Average sales price change			7.6%
Operating income	$258	$186	$72
Operating margin	10.2%	8.0%
First quarter – Fiscal 2023 vs Fiscal 2022
•Sales Volume – Sales volume increased due to increased retail demand and improved operational performance.
•Average Sales Price – Average sales price increased due to the effects of revenue management in an inflationary cost environment and favorable product mix.
•Operating Income – Operating income increased due to higher average sales prices and increased sales volumes, partially offset by the impacts of inflationary market conditions, including $50 million of increased raw materials and other input costs in addition to increased supply chain and labor costs.
International/Other Results

in millions	Three Months Ended
	December 31, 2022	January 1, 2022	Change
Sales	$612	$550	$62
Operating income (loss)	(5)	9	(14)

First quarter – Fiscal 2023 vs Fiscal 2022
•Sales – Sales increased due to volume growth and improved pricing.
•Operating Income (Loss) – Operating income decreased primarily due to the continued impacts of COVID-19 in China and the impacts of global inflationary market conditions.
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
Cash Flows from Operating Activities

in millions	Three Months Ended
	December 31, 2022	January 1, 2022
Net income	$320	$1,126
Non-cash items in net income:
Depreciation and amortization	303	300
Deferred income taxes	8	77
Other, net	68	11
Net changes in operating assets and liabilities	63	(82)
Net cash provided by operating activities	$762	$1,432
•The decrease in net cash provided by operating activities was due to lower earnings as a result of operations, offset by decreases in legal and annual incentive payments and an increase in insurance proceeds received.
•In fiscal 2023, we anticipate a net cash outflow related to changes in our operating assets and liabilities as we grow our business in addition to inflationary market conditions.
Cash Flows from Investing Activities

in millions	Three Months Ended
	December 31, 2022	January 1, 2022
Additions to property, plant and equipment	$(589)	$(408)
Acquisition, net of cash acquired	(39)	—
Acquisition of equity investments	(36)	(45)
Other, net	(5)	(6)
Net cash used for investing activities	$(669)	$(459)
•Additions to property, plant and equipment included spending for production growth, safety and animal well-being, new equipment, infrastructure replacements and upgrades to maintain competitive standing and position us for future opportunities.
•Capital spending for fiscal 2023 is expected to approximate $2.5 billion and includes spending for capacity expansion and utilization, automation to alleviate labor challenges and brand and product innovations.
•Acquisition, net of cash acquired for the first three months ended December 31, 2022 included our 60% equity stake in Supreme Foods Processing Company, a producer and distributor of value-added and cooked chicken and beef products.

Cash Flows from Financing Activities

in millions	Three Months Ended
	December 31, 2022	January 1, 2022
Proceeds from issuance of debt	$54	$26
Payments on debt	(58)	(43)
Purchases of Tyson Class A common stock	(313)	(348)
Dividends	(169)	(164)
Stock options exercised	4	46
Other, net	—	(1)
Net cash used for financing activities	$(482)	$(484)
•Purchases of Tyson Class A stock included:
•$300 million of cash paid for shares repurchased pursuant to our share repurchase program during the three months ended December 31, 2022 and January 1, 2022.
•$13 million and $48 million of shares repurchased to fund certain obligations under our equity compensation programs during the three months ended December 31, 2022 and January 1, 2022, respectively.
•Dividends paid during the three months ended December 31, 2022 reflected a 4% increase to our fiscal 2022 quarterly dividend rate.
Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available at December 31, 2022
Cash and cash equivalents					$654
Short-term investments					2
Revolving credit facility	September 2026	$2,250	$—	$—	2,250
Commercial paper					—
Total liquidity					$2,906
•Liquidity includes cash and cash equivalents, short-term investments and availability under our revolving credit facility, less the outstanding commercial paper balance.
•At December 31, 2022, we had current debt of $490 million, which we intend to pay with cash generated from our operating activities and other existing or new liquidity sources.
•The revolving credit facility supports our short-term funding needs and also serves to backstop our commercial paper program. We had no borrowings under the revolving credit facility during the three months ended December 31, 2022. Under the terms of the facility, we have the option to establish incremental commitment increases of up to $500 million if certain conditions are met.
•In the second quarter of fiscal 2023 through the date of this filing, we increased our commercial paper balance by $355 million for operational purposes.
•We expect net interest expense to approximate $330 million for fiscal 2023.
•Our current ratio was 1.8 to 1 at December 31, 2022 and October 1, 2022.
•At December 31, 2022, approximately $465 million of our cash was held in the accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. We manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. We intend to repatriate excess cash (net of applicable withholding taxes) not subject to regulatory requirements and to indefinitely reinvest outside of the United States the remainder of cash held by foreign subsidiaries. We do not expect the regulatory restrictions or taxes on repatriation to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.
Capital Resources
Credit Facility
Cash flows from operating activities and cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $2.25 billion, to provide additional liquidity for working capital needs and to backstop our commercial paper program.
At December 31, 2022, amounts available for borrowing under our revolving credit facility totaled $2.25 billion. Our revolving credit facility is funded by a syndicate of 20 banks, with commitments ranging from $35 million to $175 million per bank.

Commercial Paper Program
Our commercial paper program provides a low-cost source of borrowing to fund general corporate purposes including working capital requirements. The maximum borrowing capacity under the commercial paper program is $1.5 billion. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. As of December 31, 2022, we had no commercial paper outstanding under this program. Our ability to access commercial paper in the future may be limited or its costs increased.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At December 31, 2022, and October 1, 2022, the ratio of our net debt to EBITDA was 1.6x and 1.3x, respectively. Refer to Part I, Item 3, EBITDA Reconciliations, for an explanation and reconciliation to comparable Generally Accepted Accounting Principles (“GAAP”) measures.
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
We were in compliance with all debt covenants at December 31, 2022, and we expect that we will maintain compliance.
RECENTLY ISSUED/ADOPTED ACCOUNTING PRONOUNCEMENTS
Refer to the discussion of recently issued/adopted accounting pronouncements under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies.
CRITICAL ACCOUNTING ESTIMATES
We consider accounting policies related to: contingent liabilities; revenue recognition; accrued self-insurance; defined benefit pension plans; impairment of long-lived assets and definite life intangibles; impairment of goodwill and indefinite life intangible assets; business combinations; and income taxes to be critical accounting estimates. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 1, 2022. Refer to Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies, for updates to our significant accounting policies during the three months ended December 31, 2022. These critical accounting policies require us to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes.

As further described in the impairment of goodwill and indefinite life intangible assets critical accounting estimate included in our Annual Report on Form 10-K for the fiscal year ended October 1, 2022, we assess goodwill and indefinite life assets for impairment at least annually as of the first day the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Conditions existed as of the end our first quarter that required an interim assessment of goodwill for two of our International reporting units which had goodwill totaling $0.2 billion at December 31, 2022. The interim assessment was deemed necessary due to higher discount rates used in estimating the fair value of the reporting units as well as lower than anticipated operating results during the first quarter of fiscal 2023. Based on the interim assessment, we determined no impairment was necessary as the fair value of the reporting units exceeded their carrying value. Had we assumed future operating margins consistent with those realized in the first quarter of the current fiscal year, both reporting units would have failed the quantitative step of the interim impairment test, which may have resulted in a goodwill impairment loss. The goodwill for these reporting units originated from acquisitions in fiscal 2019 and fiscal 2018, and we are still integrating them and investing in our international and global business strategy, in addition to managing through the temporary impacts of COVID-19. The reporting units' projected long-term operating margins included in the interim impairment test had to exceed an average of 4% to achieve breakeven results in the analysis. A hypothetical increase in the discount rates of approximately 50 basis points, with all other assumptions unchanged, at December 31, 2022, would have caused the carrying values of these reporting units to approximate their fair values.
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

Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) the COVID-19 pandemic and associated responses thereto have had an adverse impact on our business and operations, and the extent that the COVID-19 pandemic continues to impact us will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the COVID-19 related impacts on the market, including production delays, labor shortages and increases in costs and inflation; (ii) the effectiveness of our financial excellence programs; (iii) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (iv) cyberattacks, other cyber incidents, security breaches or other disruptions of our information technology systems; (v) risks associated with our failure to consummate favorable acquisition transactions or integrate certain acquisitions’ operations; (vi) the Tyson Limited Partnership’s ability to exercise significant control over the Company; (vii) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (viii) market conditions for finished products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (ix) outbreak of a livestock disease (such as African swine fever (ASF), avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an adverse effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to conduct our operations; (x) changes in consumer preference and diets and our ability to identify and react to consumer trends; (xi) effectiveness of advertising and marketing programs; (xii) significant marketing plan changes by large customers or loss of one or more large customers; (xiii) our ability to leverage brand value propositions; (xiv) changes in availability and relative costs of labor and contract farmers and our ability to maintain good relationships with team members, labor unions, contract farmers and independent producers providing us livestock, including as a result of our plan to relocate certain corporate team members to our world headquarters in Springdale, Arkansas; (xv) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (xvi) the effect of climate change and any legal or regulatory response thereto; (xvii) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws; (xviii) adverse results from litigation; (xix) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xx) impairment in the carrying value of our goodwill or indefinite life intangible assets; (xxi) our participation in a multiemployer pension plan; (xxii) volatility in capital markets or interest rates; (xxiii) risks associated with our commodity purchasing activities; (xxiv) the effect of, or changes in, general economic conditions; (xxv) impacts on our operations caused by factors and forces beyond our control, such as natural disasters, fire, bioterrorism, pandemics, armed conflicts or extreme weather; (xxvi) failure to maximize or assert our intellectual property rights; (xxvii) effects related to changes in tax rates, valuation of deferred tax assets and liabilities, or tax laws and their interpretation; and (xxviii) those factors discussed within Item 1, Item 1A and Item 7 of our Annual Report on Form 10-K for the year ended October 1, 2022 and our other periodic filings with the SEC.
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

Commodities Risk
We purchase certain commodities, such as grains and livestock, during normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily forwards and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. We generally do not hedge anticipated transactions beyond 18 months. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of December 31, 2022, and October 1, 2022, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted forward and option prices. The market risk exposure analysis included both derivatives designated as hedge instruments and derivatives not designated as hedge instruments.

Effect of 10% change in fair value		in millions
	December 31, 2022	October 1, 2022
Livestock:
Live Cattle	$20	$14
Lean Hogs	33	30
Grain:
Corn	32	40
Soybean Meal	21	25
Interest Rate Risk
At December 31, 2022, we had variable rate debt of $46 million with a weighted average interest rate of 6.1%. A hypothetical 10% increase in interest rates effective at December 31, 2022, and October 1, 2022, would not have a significant effect on variable interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At December 31, 2022, we had fixed-rate debt of $8,303 million with a weighted average interest rate of 4.5%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% change in interest rates would have changed the fair value of our fixed-rate debt by approximately $218 million at December 31, 2022 and $215 million at October 1, 2022. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
We are subject to interest rate risk associated with our pension and post-retirement benefit obligations. Changes in interest rates impact the liabilities associated with these benefit plans as well as the amount of income or expense recognized for these plans. Declines in the value of the plan assets could diminish the funded status of the pension plans and potentially increase the requirements to make cash contributions to these plans. See Part II, Item 8, Notes to Consolidated Financial Statements, Note 15: Pensions and Other Postretirement Benefits in our Annual Report on Form 10-K for the fiscal year ended October 1, 2022, for additional information.
Foreign Currency Risk
We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Australian dollar, the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Malaysian ringgit, the Mexican peso, and the Thai baht. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates related to the foreign exchange forward and option contracts would have had a $16 million and $25 million impact on pretax income at December 31, 2022, and October 1, 2022 respectively.
Concentration of Credit Risk
Refer to our market risk disclosures set forth in our Annual Report filed on Form 10-K for the fiscal year ended October 1, 2022, for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks.

EBITDA Non-GAAP Reconciliations
A reconciliation of net income to EBITDA is as follows (in millions, except ratio data):

	Three Months Ended		Fiscal Year Ended	Twelve Months Ended
	December 31, 2022	January 1, 2022	October 1, 2022	December 31, 2022

Net income	$320	$1,126	$3,249	$2,443
Less: Interest income	(9)	(3)	(17)	(23)
Add: Interest expense	84	100	365	349
Add: Income tax expense	114	284	900	730
Add: Depreciation	243	236	945	952
Add: Amortization (a)	58	62	246	242
EBITDA	$810	$1,805	$5,688	$4,693

Total gross debt			$8,321	$8,349
Less: Cash and cash equivalents			(1,031)	(654)
Less: Short-term investments			(1)	(2)
Total net debt			$7,289	$7,693

Ratio Calculations:
Gross debt/EBITDA			1.5x	1.8x
Net debt/EBITDA			1.3x	1.6x
(a) Excludes the amortization of debt issuance and debt discount expense of $2 million for the three months ended December 31, 2022 and January 1, 2022 and $11 million for the fiscal year ended October 1, 2022 and December 31, 2022 as it is included in interest expense.
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

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)). Based on that evaluation, the CEO and CFO have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.Legal Proceedings
Refer to the description of the Broiler Antitrust Civil Litigation, the Broiler Chicken Grower Litigation, the Pork Antitrust Litigation, the Beef Antitrust Litigation and the Wage Rate Litigation under the heading “Commitments and Contingencies” in Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 15: Commitments and Contingencies, which discussion is incorporated herein by reference. Other than as set forth below and in our Annual Report on Form 10-K for the fiscal year ended October 1, 2022, there are no additional updates to the legal proceedings involving the Company and/or its subsidiaries.
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
On June 19, 2005, the Attorney General and the Secretary of the Environment of the State of Oklahoma filed a complaint in the United States District Court for the Northern District of Oklahoma against Tyson Foods, Inc., three subsidiaries and six other poultry integrators. The complaint, which was subsequently amended, asserts a number of state and federal causes of action including, but not limited to, counts under the Comprehensive Environmental Response, Compensation, and Liability Act, Resource Conservation and Recovery Act, and state-law public nuisance theories. Oklahoma alleges that the defendants and certain contract growers who were not joined in the lawsuit polluted the surface waters, groundwater and associated drinking water supplies of the Illinois River Watershed through the land application of poultry litter. Oklahoma’s claims were narrowed through various rulings issued before and during trial and its claims for natural resource damages were dismissed by the district court in a ruling issued on July 22, 2009, which was subsequently affirmed on appeal by the Tenth Circuit Court of Appeals. A non-jury trial of the remaining claims including Oklahoma’s request for injunctive relief began on September 24, 2009. Closing arguments were held on February 11, 2010. On January 18, 2023, the district court entered Findings of Fact and Conclusions of Law in favor of the State of Oklahoma and directed the parties to confer in attempt to reach an agreement on appropriate remedies by March 17, 2023.
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
Item 1A.Risk Factors
Our business is subject to a variety of risks and uncertainties. These risks are described in this Quarterly Report on Form 10-Q and elsewhere in our other filings with the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 1, 2022. The risks identified in such reports have not changed in any material respect.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the three months ended December 31, 2022.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 2, 2022 to October 29, 2022	32,042	$65.79	—	11,957,990
October 30, 2022 to December 3, 2022	1,942,276	66.23	1,795,735	10,162,255
December 4, 2022 to December 31, 2022	2,886,042	63.30	2,860,855	7,301,400
Total	4,860,360	$64.49	4,656,590	7,301,400
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
(2)We purchased 203,770 shares during the three months ended December 31, 2022 that were not made pursuant to our previously announced stock repurchase program but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 78,903 shares purchased in open market transactions and 124,867 shares withheld to cover required tax withholdings related to the vesting of restricted stock. Shares withheld to cover required tax withholdings related to the vesting of restricted stock do not reduce our total share repurchase authority.
(3)We purchased 4.7 million shares during the three months ended December 31, 2022 pursuant to our previously announced stock repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not Applicable.
Item 5.Other Information
On February 1, 2023, the Compensation and Leadership Development Committee of our Board of Directors approved and adopted certain amendments to the Company’s Executive Severance Plan, as amended and restated effective February 15, 2020 (the “Executive Severance Plan”), effective October 1, 2023. The material changes in this amendment include changing performance-based payouts under the provisions of the Company’s Annual Incentive Plan such that when a covered officer’s Date of Termination (as defined in the Executive Severance Plan) occurs in the first, second or third quarters of the Company’s fiscal year, the performance-based payout will be based on actual performance for such fiscal year (rather than target performance for such fiscal year) and such amount will be determined following the disclosure of performance results and any adjustments, and clarifying additional circumstances under which severance pay and benefits may be canceled or refunded back to the Company. The other material terms and conditions in the Executive Severance Plan remain substantially unchanged and in full force and effect.
The foregoing summary of the amendments to the Executive Severance Plan does not purport to be complete and is qualified in its entirety by reference to the full text of amended Executive Severance Plan, which is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Item 6.Exhibits
The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibit No.		Exhibit Description

10.1	* **	Release Agreement dated as of January 17, 2023 between Tyson Foods, Inc. and Scott Spradley.

10.2	* **	Executive Severance Plan, as amended and restated effective October 1, 2023.

10.3	* **	Form of Stock Options (Contracted) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 18, 2022.

10.4	* **	Form of Stock Options (5+1) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 18, 2022.

10.5	* **
Form of Stock Options (Director/Non-Contract) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 18, 2022.

10.6	* **	Form of Stock Options (CEO & Other CT) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 18, 2022.

10.7	* **
Form of Restricted Stock (Contracted) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 18, 2022.

10.8	* **
Form of Restricted Stock (Director/Non-Contract) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 18, 2022.

10.9	* **	Form of Restricted Stock (5+1) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 18, 2022.

10.10	* **
Form of Performance Shares - Operating Income - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 18, 2022.

10.11	* **
Form of Performance Shares - Operating Income (5+1) - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 18, 2022.

10.12	* **
Form of Performance Shares - Total Shareholder Return - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 18, 2022.

10.13	* **
Form of Performance Shares - Total Shareholder Return (5+1) - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 18, 2022.

10.14	* **
Form of Performance Shares - Return on Invested Capital - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 18, 2022.

10.15	* **
Form of Performance Shares - Return on Invested Capital (5+1) - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 18, 2022.

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

101
The following information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Shareholders' Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104		Cover Page Interactive Data File formatted in iXBRL.

	*	Indicates a management contract or compensatory plan or arrangement.
	**	Filed herewith
	***	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: February 6, 2023	/s/ John R. Tyson
John R. Tyson
Executive Vice President and Chief Financial Officer

Date: February 6, 2023	/s/ Phillip W. Thomas
Phillip W. Thomas
Vice President, Controller and Chief Accounting Officer