Form 10-Q
period 2023-04-01
TYSON FOODS, INC.
filed 2023-05-08
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 1, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 1, 2023.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	285,600,336
Class B Common Stock, $0.10 Par Value (Class B stock)	70,010,355
Class B stock is not listed for trading on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis.
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Sales	$13,133	$13,117	$26,393	$26,050
Cost of Sales	12,606	11,382	24,898	22,300
Gross Profit	527	1,735	1,495	3,750
Selling, General and Administrative	576	579	1,077	1,139
Operating Income (Loss)	(49)	1,156	418	2,611
Other (Income) Expense:
Interest income	(7)	(3)	(16)	(6)
Interest expense	89	97	173	197
Other, net	(1)	(25)	(43)	(77)
Total Other (Income) Expense	81	69	114	114
Income (Loss) before Income Taxes	(130)	1,087	304	2,497
Income Tax Expense (Benefit)	(39)	254	75	538
Net Income (Loss)	(91)	833	229	1,959
Less: Net Income (Loss) Attributable to Noncontrolling Interests	6	4	10	9
Net Income (Loss) Attributable to Tyson	$(97)	$829	$219	$1,950
Weighted Average Shares Outstanding:
Class A Basic	284	291	285	291
Class B Basic	70	70	70	70
Diluted	354	364	356	364
Net Income (Loss) Per Share Attributable to Tyson:
Class A Basic	$(0.28)	$2.34	$0.63	$5.50
Class B Basic	$(0.25)	$2.11	$0.56	$4.95
Diluted	$(0.28)	$2.28	$0.61	$5.35
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net Income (Loss)	$(91)	$833	$229	$1,959
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	—	1	1	1
Investments	2	(3)	2	(4)
Currency translation	18	28	99	27
Postretirement benefits	1	2	1	4
Total Other Comprehensive Income (Loss), Net of Taxes	21	28	103	28
Comprehensive Income (Loss)	(70)	861	332	1,987
Less: Comprehensive Income Attributable to Noncontrolling Interests	6	4	10	9
Comprehensive Income (Loss) Attributable to Tyson	$(76)	$857	$322	$1,978
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	April 1, 2023	October 1, 2022
Assets
Current Assets:
Cash and cash equivalents	$543	$1,031
Accounts receivable, net	2,433	2,577
Inventories	5,504	5,514
Other current assets	412	508
Total Current Assets	8,892	9,630
Net Property, Plant and Equipment	9,351	8,685
Goodwill	10,550	10,513
Intangible Assets, net	6,157	6,252
Other Assets	1,846	1,741
Total Assets	$36,796	$36,821

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$1,065	$459
Accounts payable	2,387	2,483
Other current liabilities	1,894	2,371
Total Current Liabilities	5,346	5,313
Long-Term Debt	7,865	7,862
Deferred Income Taxes	2,438	2,458
Other Liabilities	1,589	1,377
Commitments and Contingencies (Note 15)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 378 million shares	38	38
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,541	4,553
Retained earnings	19,962	20,084
Accumulated other comprehensive gain (loss)	(194)	(297)
Treasury stock, at cost – 92 million shares at April 1, 2023 and 88 million shares at October 1, 2022	(4,955)	(4,683)
Total Tyson Shareholders’ Equity	19,399	19,702
Noncontrolling Interests	159	109
Total Shareholders’ Equity	19,558	19,811
Total Liabilities and Shareholders’ Equity	$36,796	$36,821
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended				Six Months Ended
	April 1, 2023		April 2, 2022		April 1, 2023		April 2, 2022
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance at beginning and end of period	378	$38	378	$38	378	$38	378	$38

Class B Common Stock:
Balance at beginning and end of period	70	7	70	7	70	7	70	7

Capital in Excess of Par Value:
Balance at beginning of period		4,524		4,471		4,553		4,486
Stock-based compensation and Other		17		39		(12)		24
Balance at end of period		4,541		4,510		4,541		4,510

Retained Earnings:
Balance at beginning of period		20,225		18,453		20,084		17,502
Net income (loss) attributable to Tyson		(97)		829		219		1,950
Dividends		(166)		(163)		(341)		(333)
Balance at end of period		19,962		19,119		19,962		19,119

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of period		(215)		(172)		(297)		(172)
Other comprehensive income		21		28		103		28
Balance at end of period		(194)		(144)		(194)		(144)

Treasury Stock:
Balance at beginning of period	92	(4,944)	85	(4,394)	88	(4,683)	83	(4,138)
Purchase of Class A common stock	—	(19)	2	(175)	5	(332)	6	(523)
Stock-based compensation	—	8	(1)	53	(1)	60	(3)	145
Balance at end of period	92	(4,955)	86	(4,516)	92	(4,955)	86	(4,516)

Total Shareholders’ Equity Attributable to Tyson		$19,399		$19,014		$19,399		$19,014

Equity Attributable to Noncontrolling Interests:
Balance at beginning of period		$152		$139		$109		$131
Net income attributable to noncontrolling interests		6		4		10		9
Business combinations		—		—		28		—
Currency translation and other		1		(1)		12		2
Total Equity Attributable to Noncontrolling Interests		$159		$142		$159		$142

Total Shareholders’ Equity		$19,558		$19,156		$19,558		$19,156
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	April 1, 2023	April 2, 2022
Cash Flows From Operating Activities:
Net income	$229	$1,959
Depreciation and amortization	620	595
Deferred income taxes	(29)	98
Other, net	191	27
Net changes in operating assets and liabilities	(242)	(1,455)
Cash Provided by Operating Activities	769	1,224
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(1,097)	(847)
Purchases of marketable securities	(15)	(18)
Proceeds from sale of marketable securities	14	18
Acquisition, net of cash acquired	(39)	—
Acquisition of equity investments	(37)	(96)
Other, net	(2)	58
Cash Used for Investing Activities	(1,176)	(885)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	88	47
Payments on debt	(121)	(1,088)
Proceeds from issuance of commercial paper	4,773	—
Repayments of commercial paper	(4,182)	—
Purchases of Tyson Class A common stock	(332)	(511)
Dividends	(336)	(328)
Stock options exercised	8	113
Other, net	1	—
Cash Used for Financing Activities	(101)	(1,767)
Effect of Exchange Rate Changes on Cash	20	6
Decrease in Cash and Cash Equivalents and Restricted Cash	(488)	(1,422)
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	1,031	2,637
Cash and Cash Equivalents and Restricted Cash at End of Period	543	1,215
Less: Restricted Cash at End of Period	—	64
Cash and Cash Equivalents at End of Period	$543	$1,151
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
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature necessary to state fairly our financial position as of April 1, 2023 and the results of operations for the three and six months ended April 1, 2023 and April 2, 2022. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
Goodwill
Goodwill is initially recorded at fair value and not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators arise. Our goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, the fair value of the reporting unit may be more likely than not less than the carrying amount, or if significant changes to macro-economic factors related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required. The quantitative test is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds the fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of goodwill. During fiscal 2022, we determined that all of our material reporting units’ estimated fair value exceeded their carrying value by more than 20%, other than one of our Chicken segment reporting units and two of our International reporting units with goodwill totaling $0.6 billion and $0.2 billion, respectively, at October 1, 2022. Conditions existed as of the end our first quarter that required an interim assessment of goodwill for two of our International reporting units which had goodwill totaling $0.2 billion at December 31, 2022; we determined no impairment was necessary as the fair value of the reporting units exceeded their carrying value. Our qualitative assessment for the second quarter did not indicate that it was more likely than not the fair value of any of our reporting units may be impaired, and as such, no quantitative goodwill test was deemed necessary.
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

Recently Issued Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board (the "FASB") issued guidance that requires additional disclosures for supplier finance programs to allow users to better understand the nature, activity and potential magnitude of the programs. The guidance, except for a requirement for rollforward information, is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2022, our fiscal 2024. Disclosure of rollforward information is effective for fiscal years beginning after December 15, 2023, our fiscal 2025. Early adoption is permitted and the retrospective transition method should be applied for all amendments except rollforward information, which should be applied prospectively. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
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
NOTE 2: ACQUISITIONS AND DISPOSITIONS
In the second quarter of fiscal 2023, the Company announced it had reached a definitive agreement to acquire Williams Sausage Company, which we anticipate upon closing will be included in the Prepared Foods segment. The transaction, which is expected to close in the back half of fiscal 2023, is subject to certain customary closing conditions. There can be no assurance that the acquisition will close at such time.
In the first quarter of fiscal 2023, we completed the acquisition of a 60% equity stake in Supreme Foods Processing Company ("SFPC"), a producer and distributor of value-added and cooked chicken and beef products, and a 15% equity stake in Agricultural Development Company ("ADC"), a fully integrated poultry company, for a total purchase price of approximately $75 million, net of cash acquired. Both SFPC and ADC were subsidiaries of Tanmiah Food Company. The results of SFPC, subsequent to the acquisition closing, are included in International/Other for segment presentation. SFPC's results from the date of acquisition through April 1, 2023 were insignificant to our Consolidated Condensed Statements of Income. We are accounting for the investment in ADC under the equity method.
NOTE 3: INVENTORIES
Processed products, livestock and supplies and other are valued at the lower of cost or net realizable value. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, livestock grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories. At April 1, 2023, the cost of inventories was determined by either the first-in, first-out method or the weighted-average method, which is consistent with the methods used at October 1, 2022. Inventories are presented net of lower of cost or net realizable value adjustments of $145 million and $60 million at April 1, 2023 and October 1, 2022, respectively.
The following table reflects the major components of inventory (in millions):

	April 1, 2023	October 1, 2022
Processed products	$3,024	$3,188
Livestock	1,546	1,454
Supplies and other	934	872
Total inventory	$5,504	$5,514

NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	April 1, 2023	October 1, 2022
Land	$218	$214
Buildings and leasehold improvements	5,961	5,742
Machinery and equipment	10,186	9,960
Land improvements and other	529	516
Buildings and equipment under construction	2,069	1,461
	18,963	17,893
Less accumulated depreciation	9,612	9,208
Net Property, Plant and Equipment	$9,351	$8,685
NOTE 5: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	April 1, 2023	October 1, 2022
Accrued salaries, wages and benefits	$680	$995
Taxes payable	146	277
Accrued current legal contingencies	194	215
Other	874	884
Total other current liabilities	$1,894	$2,371
NOTE 6: RESTRUCTURING AND RELATED CHARGES
2022 Program
In the fourth quarter of fiscal 2022, the Company approved a restructuring program (the “2022 Program”), which is expected to improve business performance, increase collaboration, enhance team member agility, enable faster decision-making and reduce redundancies. In conjunction with the 2022 Program, the Company is bringing together all its corporate team members from the Chicago, Downers Grove and Dakota Dunes area corporate locations to its world headquarters in Springdale, Arkansas, through a phased relocation which commenced in early calendar year 2023. We anticipate the 2022 Program and associated expenses will be substantially complete in our fiscal 2025. The following table reflects the total pretax anticipated expenses associated with the 2022 Program (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Total
Severance costs	$20	$7	$5	$48	$10	$90
Relocation and related costs	38	15	2	61	1	117
Accelerated depreciation	6	2	—	12	—	20
Contract and lease terminations	—	—	—	31	—	31
Professional and other fees	3	—	1	7	2	13
Total 2022 Program	$67	$24	$8	$159	$13	$271
Restructuring costs include severance expenses, and related charges include costs directly associated with the 2022 Program such as relocation, contract and lease terminations, professional fees and accelerated depreciation resulting from the closure of facilities. We anticipate that $48 million and $223 million of the total pretax anticipated expense will be recorded in Cost of Sales and Selling, General and Administrative, respectively, in our Consolidated Condensed Statements of Income. Included in the table above are $241 million of charges that have resulted or will result in cash outflows and $30 million in non-cash charges.

The following table reflects the pretax impact of the 2022 Program’s restructuring and related charges during the second quarter of fiscal 2023 by reportable segment (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Total
Severance costs	$—	$—	$(1)	$2	$1	$2
Relocation and related costs	6	1	1	5	—	13
Accelerated depreciation	1	1	—	2	—	4
Contract and lease terminations	—	—	—	—	—	—
Professional and other fees	1	—	—	2	—	3
Total	$8	$2	$—	$11	$1	$22
For the second quarter of fiscal 2023, we recorded restructuring and related charges of $26 million in Selling, General and Administrative and a reduction of $4 million in Cost of Sales in our Consolidated Condensed Statements of Income. Included in the above results are $18 million of charges that have resulted or will result in cash outflows and $4 million in non-cash charges.
The following table reflects the pretax impact of the 2022 Program’s restructuring and related charges during the first six months of fiscal 2023 by reportable segment (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Total
Severance costs	$2	$1	$(1)	$6	$6	$14
Relocation and related costs	7	2	2	6	—	17
Accelerated depreciation	3	1	—	6	—	10
Contract and lease terminations	—	—	—	(2)	—	(2)
Professional and other fees	1	—	—	3	—	4
Total	$13	$4	$1	$19	$6	$43
For the first six months of fiscal 2023, we recorded restructuring and related charges of $4 million and $39 million in Cost of Sales and Selling, General and Administrative, respectively, in our Consolidated Condensed Statements of Income. Included in the above results are $35 million of charges that have resulted or will result in cash outflows and $8 million in non-cash charges.
The following table reflects the pretax 2022 Program charges to date by reportable segment (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Total
Severance costs	$18	$6	$5	$42	$9	$80
Relocation and related costs	7	2	2	6	—	17
Accelerated depreciation	3	1	—	6	—	10
Contract and lease terminations	—	—	—	(2)	—	(2)
Professional and other fees	1	—	—	3	—	4
Total	$29	$9	$7	$55	$9	$109
As of the second quarter of fiscal 2023, we recorded restructuring and related charges to date of $22 million and $87 million in Cost of Sales and Selling, General and Administrative, respectively, in our Consolidated Condensed Statements of Income. Included in the above results are $101 million of charges to date that have resulted or will result in cash outflows and $8 million in non-cash charges to date.
The following table reflects our liability related to the 2022 Program, which was recognized in other current liabilities in our Consolidated Condensed Balance sheet as of April 1, 2023 (in millions):

	Balance at October 1, 2022	Restructuring Expense	Payments	Changes in Estimates	Balance at April 1, 2023
Severance costs	$66	$18	$7	$(4)	$73
Relocation and related costs	—	17	13	—	4
Professional and other fees	—	4	1	—	3
Total	$66	$39	$21	$(4)	$80
As the Company continues to evaluate its business strategies and long-term growth targets, additional restructuring activities may occur.

Plant Closures
In the second quarter of fiscal 2023, in order to further optimize our network to reach full capacity in our facilities, management approved and communicated the planned closure of two of the Company's Chicken facilities in Glen Allen, Virginia and Van Buren, Arkansas. As a result, we recorded $92 million in closure charges, primarily related to grower contract terminations, accelerated depreciation, and severance, retention and related costs. The facilities are expected to cease operations in the third quarter of fiscal 2023. The charges are reflected in the Consolidated Condensed Statements of Income in Cost of Sales.
NOTE 7: DEBT
The major components of debt are as follows (in millions):

	April 1, 2023	October 1, 2022
Revolving credit facility	$—	$—
Commercial paper	593	—
Senior notes:
3.90% Senior notes due September 2023	400	400
3.95% Notes due August 2024	1,250	1,250
4.00% Notes due March 2026 (“2026 Notes”)	800	800
3.55% Notes due June 2027	1,350	1,350
7.00% Notes due January 2028	18	18
4.35% Notes due March 2029 (“2029 Notes”)	1,000	1,000
6.13% Notes due November 2032	158	160
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	500	500
4.55% Notes due June 2047	750	750
5.10% Notes due September 2048 (“2048 Notes”)	1,500	1,500
Discount on senior notes	(38)	(39)
Other	189	175
Unamortized debt issuance costs	(40)	(43)
Total debt	8,930	8,321
Less current debt	1,065	459
Total long-term debt	$7,865	$7,862
Revolving Credit Facility and Letters of Credit
We have a $2.25 billion revolving credit facility that supports short-term funding needs and serves as a backstop to our commercial paper program. The facility will mature and the commitments thereunder will terminate in September 2026 with options for two one-year extensions. At April 1, 2023, amounts available for borrowing under this facility totaled $2.25 billion before deducting amounts to backstop our commercial paper program. At April 1, 2023 we had no outstanding borrowings and no outstanding letters of credit issued under this facility. At April 1, 2023 we had $102 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs and other legal obligations. In the future, if any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility. In November 2022, we entered into an amendment to change the reference rate from the London interbank offered rate (commonly referred to as LIBOR) to a rate based on the secured overnight financing rate (commonly referred to as SOFR).
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured short-term promissory notes up to an aggregate maximum principal amount of $1.5 billion. As of April 1, 2023, we had $593 million of commercial paper outstanding at a weighted average interest rate of 5.41% with maturities of less than 25 days. Our ability to access commercial paper in the future may be limited or its costs increased.
Term Loan Facilities
On May 3, 2023, we executed two new term loan facilities totaling $1.75 billion to refinance our short-term promissory notes ("commercial paper program") and for general corporate purposes. The first term loan facility totaling $1.0 billion matures three years following the date of the initial borrowing. The second term loan facility totaling $750 million matures five years from May 3, 2023, the date of closing. Both term loans may be prepaid under certain conditions. Additionally, the term loan facilities contain covenants that are similar to those contained in the revolving credit facility.

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
We were in compliance with all debt covenants at April 1, 2023.
NOTE 8: EQUITY
Share Repurchases
As of April 1, 2023, 7.3 million shares remained available for repurchase under the Company's share repurchase program. The program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans. A summary of share repurchases of our Class A stock is as follows (in millions):

	Three Months Ended				Six Months Ended
	April 1, 2023		April 2, 2022		April 1, 2023		April 2, 2022
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	—	$—	1.5	$132	4.7	$300	5.1	$432
To fund certain obligations under equity compensation plans	0.3	19	0.5	43	0.5	32	1.1	91
Total share repurchases	0.3	$19	2.0	$175	5.2	$332	6.2	$523
NOTE 9: INCOME TAXES
Our effective tax rate was 29.4% on pretax loss for the second quarter of fiscal 2023, 23.4% on pretax income for the second quarter of fiscal 2022, and 24.7% and 21.6% on pretax income for the first six months of fiscal 2023 and 2022, respectively. In all periods presented, the effective tax rates were increased due to state taxes and include the impact of various tax benefits; however, tax benefits increase the effective tax rate in a period of pretax loss and decrease the effective tax rate in a period of pretax income. Additionally, the effective tax rate for the first six months of fiscal 2022 includes a $36 million benefit from the remeasurement of deferred income taxes, primarily due to legislation decreasing state tax rates enacted in the first quarter of fiscal 2022.
Unrecognized tax benefits were $157 million and $152 million at April 1, 2023 and October 1, 2022, respectively.
In December 2021, we received an assessment from the Mexican tax authorities related to the 2015 sale of our direct and indirect equity interests in subsidiaries which held our Mexico operations. The assessment totals approximately $470 million (8.5 billion Mexican pesos), which includes tax, inflation adjustment, interest and penalties. We believe the assertions made in the assessment letter have no merit and will defend our positions through the Mexican administrative appeal process and litigation, if necessary. Based on our analysis of this assessment in accordance with FASB guidance related to unrecognized tax benefits, we have not recorded a liability related to the issue.

NOTE 10: EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Numerator:
Net income (loss)	$(91)	$833	$229	$1,959
Less: Net income attributable to noncontrolling interests	6	4	10	9
Net income (loss) attributable to Tyson	(97)	829	219	1,950
Less dividends declared:
Class A	136	134	279	274
Class B	30	29	62	59
Undistributed earnings (losses)	$(263)	$666	$(122)	$1,617

Class A undistributed earnings (losses)	$(216)	$547	$(100)	$1,329
Class B undistributed earnings (losses)	(47)	119	(22)	288
Total undistributed earnings (losses)	$(263)	$666	$(122)	$1,617

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	284	291	285	291
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70	70	70
Effect of dilutive securities:
Stock options, restricted stock and performance units	—	3	1	3
Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversions	354	364	356	364

Net income (loss) per share attributable to Tyson:
Class A basic	$(0.28)	$2.34	$0.63	$5.50
Class B basic	$(0.25)	$2.11	$0.56	$4.95
Diluted	$(0.28)	$2.28	$0.61	$5.35
Dividends Declared Per Share:
Class A	$0.480	$0.460	$0.980	$0.935
Class B	$0.432	$0.414	$0.882	$0.842
Approximately 10 million and 5 million of our stock-based compensation shares were antidilutive for the three and six months ended April 1, 2023, respectively. Approximately 2 million of our stock-based compensation shares were antidilutive for the three and six months ended April 2, 2022. These shares were not included in the diluted earnings per share calculation.
We have two classes of capital stock, Class A stock and Class B stock. Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of cash dividends paid to holders of Class B stock cannot exceed 90% of the cash dividends paid to holders of Class A stock.
We allocate undistributed earnings (losses) based upon a 1.0 to 0.9 ratio per share to Class A stock and Class B stock, respectively. We allocate undistributed earnings based on this ratio due to historical dividend patterns, voting control of Class B shareholders and contractual limitations of dividends to Class B stock.

NOTE 11: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs and risks are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize various industry-standard models that take into account the implicit cost of hedging. Credit risks associated with our derivative contracts are not significant as we minimize counterparty exposure by dealing with credit-worthy counterparties and utilizing exchange traded instruments, margin accounts or letters of credit. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at April 1, 2023.
We had the following net aggregated outstanding notional amounts related to our derivative financial instruments:

in millions, except soybean meal tons	Metric	April 1, 2023	October 1, 2022
Commodity:
Corn	Bushels	91	44
Soybean Meal	Tons	619,900	532,700
Live Cattle	Pounds	366	280
Lean Hogs	Pounds	232	339
Foreign Currency	United States dollar	$141	$249
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
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes as well as interest rates to our variable rate debt. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant for the three and six months ended April 1, 2023, and April 2, 2022. As of April 1, 2023, we had $13 million of realized losses related to treasury rate locks in connection with the issuance of the 2026, 2029 and 2048 Notes, which will be reclassified to earnings over the lives of these notes. During the six months ended April 1, 2023 and April 2, 2022, we did not reclassify significant pretax gains or losses into earnings as a result of the discontinuance of cash flow hedges. For the six months ended April 1, 2023 and April 2, 2022, we had no gains or losses recognized in OCI on derivatives designated as cash flow hedges.
Fair Value Hedges
We designate certain derivative contracts as fair value hedges of firm commitments to purchase livestock for harvest. Our objective of these hedges is to minimize the risk of changes in fair value created by fluctuations in commodity prices associated with fixed price livestock firm commitments. For these derivative instruments we designate and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the same period. We include the gain or loss on the hedged items (e.g., livestock purchase firm commitments) in the same line item, Cost of Sales, as the offsetting gain or loss on the related livestock forward position. Ineffectiveness related to fair value hedges was not significant for the three and six months ended April 1, 2023, and April 2, 2022. The following table sets forth the carrying amount of fair value hedge (assets) liabilities as of April 1, 2023 and October 1, 2022 (in millions):

Consolidated Condensed Balance Sheets Classification	April 1, 2023	October 1, 2022
Inventory	$1	$(12)
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

Reclassification to Earnings
The following table sets forth the total amounts of each income and expense line item presented in the Consolidated Condensed Statements of Income in which the effects of hedges are recorded (in millions):

Consolidated Condensed Statements of Income Classification	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Cost of Sales	$12,606	$11,382	$24,898	$22,300
Interest Expense	89	97	173	197
Other, net	(1)	(25)	(43)	(77)
The following table sets forth the pretax impact of the cash flow, fair value and undesignated derivative instruments in the Consolidated Condensed Statements of Income (in millions):

Consolidated Condensed Statements of Income Classification		Three Months Ended		Six Months Ended
		April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Cost of Sales	Gain (Loss) on cash flow hedges reclassified from OCI to Earnings:
	Commodity contracts	$—	$—	$—	$—
	Gain (Loss) on fair value hedges:
	Commodity contracts (a)	2	(13)	(1)	(16)
	Gain (Loss) on derivatives not designated as hedging instruments:
	Commodity contracts	(23)	99	(8)	180
Total		$(21)	$86	$(9)	$164

Interest Expense	Gain (Loss) on cash flow hedges reclassified from OCI to Earnings:
	Interest rate contracts	$—	$(1)	$(1)	$(1)

Other, net	Gain (Loss) on derivatives not designated as hedging instruments:
	Foreign exchange contracts	$5	$4	$10	$4
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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

April 1, 2023	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$14	$—	$(6)	$8
Undesignated	—	106	—	(49)	57
Available-for-sale securities (current)	—	7	—	—	7
Other Assets:
Available-for-sale securities (non-current)	—	64	33	—	97
Deferred compensation assets	24	378	—	—	402
Total assets	$24	$569	$33	$(55)	$571
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$11	$—	$(11)	$—
Undesignated	—	105	—	(89)	16
Total liabilities	$—	$116	$—	$(100)	$16

October 1, 2022	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$14	$—	$(6)	$8
Undesignated	—	154	—	(58)	96
Available-for-sale securities (current)	—	1	—	—	1
Other Assets:
Available-for-sale securities (non-current)	—	65	35	—	100
Deferred compensation assets	38	327	—	—	365
Total assets	$38	$561	$35	$(64)	$570
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$2	$—	$(2)	$—
Undesignated	—	106	—	(72)	34
Total liabilities	$—	$108	$—	$(74)	$34
(a) Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. Additionally, at April 1, 2023, and October 1, 2022, we had $45 million and $10 million, respectively, of net cash collateral with various counterparties where master netting arrangements exist and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Six Months Ended
	April 1, 2023	April 2, 2022
Balance at beginning of year	$35	$48
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	1	(2)
Purchases	5	4
Issuances	—	—
Settlements	(8)	(4)
Balance at end of period	$33	$46
Total gains (losses) for the six month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—
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
Available-for-Sale Securities
Our investments in marketable debt securities are classified as available-for-sale and are reported at fair value based on pricing models and quoted market prices adjusted for credit and non-performance risk. Short-term investments with maturities of less than 12 months are included in Other current assets in the Consolidated Condensed Balance Sheets. All other marketable debt securities are included in Other Assets in the Consolidated Condensed Balance Sheets and have maturities ranging up to 47 years.
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
The following table sets forth our available-for-sale securities’ amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	April 1, 2023			October 1, 2022
	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)
Available-for-sale securities:
Debt securities:
U.S. treasury and agency	$75	$71	$(4)	$71	$66	$(5)
Corporate and asset-backed	34	33	(1)	37	35	(2)
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

We consider many factors in determining whether a loss is credit-related, including the financial condition and near-term prospects of the issuer, borrower repayment characteristics for asset-backed securities, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no direct write-offs or allowances for credit losses in earnings for the three and six months ended April 1, 2023, and April 2, 2022.
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
We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the six months ended April 1, 2023. In the six months ended April 2, 2022, we recognized gains of $37 million in Other, net in the Consolidated Condensed Statements of Income, based upon observable price changes. Equity investments without readily determinable fair values are measured using Level 3 inputs and are included in Other Assets in the Consolidated Condensed Balance Sheets.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	April 1, 2023		October 1, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total debt	$8,518	$8,930	$7,762	$8,321
NOTE 13: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after-tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended						Six Months Ended
	April 1, 2023			April 2, 2022			April 1, 2023			April 2, 2022
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to interest expense	$—	$—	$—	$1	$—	$1	$1	$—	$1	$1	$—	$1

Investments:
Unrealized gain (loss)	2	—	2	(4)	1	(3)	2	—	2	(5)	1	(4)

Currency translation:
Translation adjustment	18	—	18	28	—	28	99	—	99	27	—	27

Postretirement benefits:
Unrealized gain (loss)	1	—	1	3	(1)	2	1	—	1	5	(1)	4
Total other comprehensive income (loss)	$21	$—	$21	$28	$—	$28	$103	$—	$103	$28	$—	$28

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
Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Sales:
Beef	$4,617	$5,034	$9,340	$10,036
Pork	1,421	1,565	2,950	3,191
Chicken	4,430	4,086	8,693	7,976
Prepared Foods	2,422	2,393	4,960	4,726
International/Other	634	565	1,246	1,115
Intersegment	(391)	(526)	(796)	(994)
Total Sales	$13,133	$13,117	$26,393	$26,050

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Operating Income (Loss):
Beef(a)	$—	$638	$166	$1,594
Pork	(33)	59	(54)	223
Chicken(b)	(258)	198	(189)	338
Prepared Foods	241	263	499	449
International/Other	1	(2)	(4)	7
Total Operating Income (Loss)	(49)	1,156	418	2,611

Total Other (Income) Expense	81	69	114	114

Income (Loss) before Income Taxes	$(130)	$1,087	$304	$2,497
(a) Beef segment results for the six months ended April 1, 2023 included $42 million of insurance proceeds, net of costs incurred, recognized in Cost of Sales.
(b) Chicken segment results for the six months ended April 1, 2023 included $7 million of costs related to a fire at one of our production facilities, net of insurance proceeds, recognized in Cost of Sales. Chicken segment results for the three months ended April 1, 2023 included $92 million of costs related to plant closures, recognized in Cost of Sales. Additionally, Chicken segment results for the three months ended April 2, 2022 included $5 million of costs related to a fire at one of our production facilities, net of insurance proceeds. Chicken segments results for the six months ended April 2, 2022 included $18 million of insurance proceeds, net of costs incurred, recognized in Cost of Sales.
The following tables further disaggregate our sales to customers by major distribution channels (in millions):

	Three months ended April 1, 2023
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$2,134	$1,191	$610	$560	$122	$4,617
Pork	416	114	300	339	252	1,421
Chicken	1,964	1,660	248	541	17	4,430
Prepared Foods	1,433	898	51	40	—	2,422
International/Other	—	—	634	—	—	634
Intersegment	—	—	—	—	(391)	(391)
Total	$5,947	$3,863	$1,843	$1,480	$—	$13,133

	Three months ended April 2, 2022
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$2,213	$1,264	$808	$603	$146	$5,034
Pork	430	122	267	401	345	1,565
Chicken	1,699	1,590	277	485	35	4,086
Prepared Foods	1,410	897	44	42	—	2,393
International/Other	—	—	565	—	—	565
Intersegment	—	—	—	—	(526)	(526)
Total	$5,752	$3,873	$1,961	$1,531	$—	$13,117

	Six months ended April 1, 2023
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$4,268	$2,320	$1,307	$1,207	$238	$9,340
Pork	874	231	632	689	524	2,950
Chicken	3,845	3,266	494	1,054	34	8,693
Prepared Foods	2,938	1,836	107	79	—	4,960
International/Other	—	—	1,246	—	—	1,246
Intersegment	—	—	—	—	(796)	(796)
Total	$11,925	$7,653	$3,786	$3,029	$—	$26,393

	Six months ended April 2, 2022
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$4,431	$2,500	$1,664	$1,165	$276	$10,036
Pork	908	258	571	799	655	3,191
Chicken	3,332	3,150	498	933	63	7,976
Prepared Foods	2,735	1,826	90	75	—	4,726
International/Other	—	—	1,115	—	—	1,115
Intersegment	—	—	—	—	(994)	(994)
Total	$11,406	$7,734	$3,938	$2,972	$—	$26,050
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
NOTE 15: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of grower loans, which are substantially collateralized by the underlying assets. The remaining terms of the underlying obligations cover periods up to 8 years, and the maximum potential amount of future payments as of April 1, 2023, was not significant. The likelihood of material payments under these guarantees is not considered probable. At April 1, 2023 and October 1, 2022, no significant liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum commitment associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum commitment as of April 1, 2023 was approximately $295 million. The total receivables under these programs were $11 million and $6 million at April 1, 2023 and October 1, 2022, respectively. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we had a $3 million allowance for these programs’ estimated uncollectible receivables at April 1, 2023, and no allowance at October 1, 2022.
When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. These funds are generally considered restricted cash, which is reported in the Consolidated Condensed Balance Sheets in Other Assets. We had no deposits at April 1, 2023 and October 1, 2022. Additionally, under certain agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At April 1, 2023, the total amount under these types of arrangements totaled $797 million.

Contingencies
In the normal course of business, we are involved in various claims, lawsuits, investigations and legal proceedings, including those specifically identified below. Each quarter, we determine whether to accrue for loss contingencies based on our assessment of whether the potential loss is probable, reasonably possible or remote and to the extent a loss is probable, whether it is reasonably estimable. We record accruals in the Company’s Consolidated Financial Statements for matters that we conclude are probable and the financial impact is reasonably estimable. Regardless of the manner of resolution, frequently the most significant changes in the status of a matter may occur over a short time period, often following a lengthy period of little substantive activity. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters. Listed below are certain claims made against the Company for which the magnitude of the potential exposure could be material to the Company’s Consolidated Financial Statements. There were no significant changes to the loss contingency accruals described below reflected in the Company’s Consolidated Condensed Statements of Income for the three and six months ended April 1, 2023.
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
We are currently pursuing settlement discussions with the remaining opt-out plaintiffs with respect to the remaining claims. While we do not admit any liability as part of the settlements, we believe that the settlements were in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation. During the first six months of fiscal 2023 and the full fiscal 2022, the Company reduced its total recorded legal contingency accrual by $11 million and $179 million, respectively, for amounts it had paid in connection with settlements related to this matter. Accordingly, at April 1, 2023 and October 1, 2022, the legal contingency accrual for claims related to this matter was $111 million and $122 million, respectively.
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

State Matters. The Offices of the Attorney General in New Mexico, Alaska and Washington have filed complaints against us and certain of our poultry subsidiaries, as well as several other poultry processing companies and Agri Stats, Inc., an information services provider (“Agri Stats”). The complaints are based on allegations similar to those asserted in the Broiler Antitrust Civil Litigation and allege violations of state antitrust, unfair trade practice, and unjust enrichment laws. In October 2022, we reached an agreement to settle all claims with the Washington Attorney General for $10.5 million for which the Company recorded an accrual in its Consolidated Financial Statements as of October 1, 2022, and on October 24, 2022, the Court entered the related consent decree resolving all claims in this matter between us and the Washington Attorney General. The Company paid the settlement during the first quarter of fiscal 2023. While we do not admit any liability as part of the settlement, we believe that the settlement was in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation. The other claims with the Offices of Attorney General in New Mexico and Alaska remain outstanding. In addition, we are cooperating with various state governmental agencies and officials, including the Offices of the Attorney General for Florida and Louisiana, investigating or otherwise seeking information, testimony and/or documents, regarding the conduct alleged in the Broiler Antitrust Civil Litigation and related matters. The Company has not recorded any liability in connection with these matters as it does not believe a loss is probable or reasonably estimable at this time in respect of the claims by the New Mexico and Alaska Attorneys General and the investigations by the Florida and Louisiana Attorneys General.
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
In October 2022, the DOJ’s Antitrust Division opened a civil investigation into grower contracts and performance-based compensation. We continue to cooperate with the investigation.
Pork Antitrust Litigation
Beginning June 18, 2018, a series of putative class action complaints were filed against us and certain of our pork subsidiaries, as well as several other pork processing companies, in the United States District Court for the District of Minnesota styled In re Pork Antitrust Litigation (the “Pork Antitrust Civil Litigation”). The plaintiffs allege, among other things, that beginning in January 2009, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork and pork products in violation of federal antitrust laws. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. Since the original filing, certain putative class members have opted out of the matter and are proceeding with individual direct actions making similar claims, and others may do so in the future. The Company has not recorded any liability for this matter as it does not believe a loss is probable or reasonably estimable because the Company believes that it has valid and meritorious defenses against the allegations.
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

On October 31, 2022, a class action complaint was filed on behalf of putative classes of indirect cattle producers against us, Tyson Fresh Meats, and other beef packer defendants in the United States District Court for the District of Kansas. The plaintiffs allege that the defendants engaged in a conspiracy in violation of Section 1 of the Sherman Act, the Packers and Stockyards Act of 1921 and various state unfair competition and consumer protection laws from January 2015 to the present to reduce the price of cows, cattle, calves, steers or heifers by periodically reducing their slaughter volumes so as to reduce demand for fed cattle, curtailing their purchases and slaughters of cash-purchased cattle during those same periods, coordinating their procurement practices for fed cattle settled on a cash basis, importing foreign cattle at a loss so as to reduce domestic demand, and closing and idling plants. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest under state antitrust and consumer protection statutes and the common law of approximately 33 states, as well as declaratory and injunctive relief. The indirect producer litigation is styled Sprecht et. al. v. Tyson, Inc., et al. In November 2022, the case was transferred and consolidated with In re Cattle and Beef Antitrust Litigation, MDL No. 3031. The Company has not recorded any liability for this matter as it does not believe a loss is probable or reasonably estimable at this time because the Company believes that it has valid and meritorious defenses against the allegations and because the classes have not yet been defined or certified by the court.
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
Wage Rate Litigation
On August 30, 2019, a putative class of non-supervisory production and maintenance employees at chicken processing plants in the continental United States filed class action complaints against us and certain of our subsidiaries, as well as several other poultry processing companies, in the United States District Court for the District of Maryland. The plaintiffs allege that the defendants directly and through a wage survey and benchmarking service exchanged information regarding labor rates in an effort to depress and fix the rates of wages for non-supervisory production and maintenance workers in violation of federal antitrust laws. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. Additional lawsuits making similar allegations were consolidated including an amended consolidated complaint containing additional allegations concerning turkey processing plants naming additional defendants. We moved to dismiss the amended consolidated complaint. On September 16, 2020, the court dismissed claims against us and certain other defendants without prejudice because the complaint improperly grouped together corporate subsidiaries. The court otherwise denied the defendants’ motions to dismiss and sustained claims based on alleged conspiracies to fix wages and exchange information against five other defendants. The plaintiffs filed a second amended consolidated complaint on November 2, 2020. We moved to dismiss the complaint on December 18, 2020 based on a lack of standing to assert claims on behalf of the purported class. The court denied the motion to dismiss on March 10, 2021. On February 16, 2022, the plaintiffs filed a third amended consolidated complaint naming additional poultry processors as defendants and expanding the scope of the claims to include employees at hatcheries and feed mills. We moved to dismiss the claims related to hatchery and feed mill employees. The court denied the motion to dismiss on July 19, 2022. In the third quarter of fiscal 2021, the Company recorded an accrual for the estimated probable losses that it expects to incur for this matter in the Company’s Consolidated Condensed Financial Statements. There was no change to the accrual in fiscal 2022 or the first six months of fiscal 2023.
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

Other Matters
Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (“NLRC”) from 1998 through July 1999. The complaint was filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines in 1995 by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In late 2004, a labor arbiter ruled against the respondents and awarded the complainants approximately $64 million in damages and fees. From 2004 through 2014, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. On December 15, 2016, we learned that the NLRC rendered its decision on November 29, 2016, regarding the respondents’ appeals from the labor arbiter’s 2004 ruling in favor of the complainants. The NLRC increased the award for 4,922 of the total 5,984 complainants to approximately $273 million. However, the NLRC approved a prior settlement reached with the group comprising approximately 18% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company agreed to pay each settling complainant approximately $1,250. The parties filed numerous appeals, motions for reconsideration and petitions for review related to the NLRC award and settlement payment. The Court of Appeals subsequently vacated the NLRC’s award on April 12, 2018. Complainants have filed motions for reconsideration with the Court of Appeals which were denied. Claimants have since filed petitions for writ of certiorari with the Supreme Court of the Philippines, which has accepted. The Company continues to maintain an accrual for estimated probable losses for this matter in the Company’s Consolidated Financial Statements.
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

Overview
General
Sales were relatively flat in the second quarter and grew 1% in the first six months of fiscal 2023 largely due to improved sales volume in our Chicken and Prepared Foods segments. We incurred an operating loss of $49 million for the second quarter of fiscal 2023 as compared to operating income of $1,156 million in the second quarter of fiscal 2022 as we experienced lower operating income across all segments. Operating income of $418 million for the first six months of fiscal 2023 was down 84% compared to the first six months of fiscal 2022 as we experienced lower operating income in our Beef, Pork and Chicken segments, partially offset by improved operating income in our Prepared Foods segment. In the second quarter of fiscal 2023, our operating income was impacted by $22 million of restructuring and related charges and $92 million of charges related to plant closures. Additionally, in the six months ended April 1, 2023, our operating income was impacted by $43 million of restructuring and related charges and benefited from $35 million of insurance proceeds net of costs, related to facility fires. Operating income in the second quarter of fiscal 2022 was impacted by $5 million of production facility fire costs, net of insurance proceeds. In the six months ended April 2, 2022, our operating income was impacted by $18 million of insurance proceeds, net of costs.
Market Environment
According to the United States Department of Agriculture, domestic protein production (beef, pork, chicken and turkey) increased approximately 1% in the second quarter of fiscal 2023 compared to the same period in fiscal 2022. All segments experienced inflation in operating costs, especially in labor and certain materials, however, the rate of inflation is starting to decrease and protein prices are beginning to level off. We continue to pursue recovery of increased input costs through pricing. Additionally, the conflict between Ukraine and Russia has led to economic sanctions against Russia and certain regions of Ukraine and Belarus. As of April 1, 2023, the impact of this conflict has not had a material direct impact on our financial performance. However, the conflict is still ongoing and there are many risks and uncertainties in relation to the conflict that are outside of our control. If the conflict escalates further or if additional countries join the conflict and additional economic sanctions are imposed, it could have a material impact on our business operations and financial performance. The Beef segment experienced reduced supply of market-ready cattle and increased live cattle costs. The Pork segment experienced sufficient supply, despite herd health challenges in the industry, and reduced live hog costs. The Chicken segment experienced increased feed ingredient and other input costs, challenging market conditions impacting sales pricing, and challenging export markets associated with Avian Influenza. The Prepared Foods segment experienced increased costs largely due to the impacts of an inflationary environment.
The Federal Reserve has increased interest rates, and it is anticipated that interest rates will continue to rise in the near term. Our direct exposure to rising interest rates is somewhat tempered given our strong liquidity position in addition to our current debt structure in which most of our borrowings have fixed interest rates. At April 1, 2023, we had $2.2 billion of liquidity and our current debt was $1.1 billion. Should we need to issue additional debt or borrow under our existing revolving credit facility, we may be exposed to higher interest rates than our current outstanding borrowings. On May 3, 2023, we entered into two new term loan facilities totaling $1.75 billion to refinance our commercial paper program and for general liquidity purposes. A more detailed description of our new term loan facilities is set forth in Part II, Item 5 of this Quarterly Report on Form 10-Q.
COVID-19
We continue to proactively monitor and respond to the evolving nature of the COVID-19 pandemic and its impact to our global business. Our ongoing COVID-19 task force was formed for the primary purposes of maintaining the health and safety of our team members, ensuring our ability to operate our processing facilities and maintaining the liquidity of our business. We have experienced and continue to experience multiple challenges related to the pandemic. The most significant challenge we face is the availability of team members to operate our production facilities as our production facilities continue to experience varying levels of absenteeism. The health and safety of our team members remains our top priority, and we continue to provide a variety of health and safety resources and services to team members and their family members. Additionally, we have experienced some challenges in our supply chain such as volatility of inputs, availability of shipping containers and port congestion. These challenges impacted our operating costs, but generally, we experienced lower direct incremental costs associated with COVID-19 in the second quarter and first six months of fiscal 2023 as compared to previous fiscal years. The long-term impacts of COVID-19 remain uncertain and will depend on future developments, including the duration and spread of potential future COVID-19 variants and the resurgence of existing COVID-19 variants, and related actions taken by federal, state and local government officials to prevent and manage disease spread, and effectively distribute and administer vaccinations, all of which contain some level of uncertainty and cannot be easily predicted.
Margins
Our total operating margin was (0.4)% in the second quarter of fiscal 2023. Operating margins by segment were as follows:
•Beef – 0.0%
•Pork – (2.3)%
•Chicken – (5.8)%
•Prepared Foods – 10.0%

Strategy
Our strategy is to sustainably feed the world with the fastest growing protein brands. We intend to achieve our strategy as we: grow our business by delivering superior value to consumers and customers; deliver fuel for growth and returns through commercial, operational and financial excellence; and sustain our Company and our world for future generations.
Beginning in fiscal 2022, we launched a new productivity program, which is designed to drive a better, faster and more agile organization that is supported by a culture of continuous improvement and faster decision-making. The execution of this program is supported by a program management office that ensures delivery of key project milestones and reports on savings achievements connected with the three pillars of the program. The first pillar is operational and functional excellence, which includes functional efficiency efforts in Finance, HR and Procurement focused on applying best practices to reduce costs. The second pillar is the use of new digital solutions like artificial intelligence and predictive analytics to drive efficiency in operations, supply chain planning, logistics and warehousing. The third pillar is automation, which will leverage automation and robotics technologies to automate difficult and higher turnover positions. We expect the productivity savings to be recognized in each of our reportable segments as they benefit from the achievements connected with the three pillars of the program. At this time, we do not anticipate costs associated with this program to be material and capital expenditures associated with automation and other activities are included in our capital expenditure expectations. We were targeting $1 billion in productivity savings by the end of fiscal 2024 relative to a fiscal 2021 cost baseline. We realized more than $700 million of productivity savings in fiscal 2022, which partially offset the impacts of inflationary market conditions, and we have surpassed our aggregate $1 billion target as of the end of the second quarter of fiscal 2023, more than a year ahead of our plan.
In the fourth quarter of fiscal 2022, the Company approved a restructuring program, the 2022 Program, which is expected to improve business performance, increase collaboration, enhance team member agility, enable faster decision-making and reduce redundancies. In conjunction with the 2022 Program, the Company is bringing together all its corporate team members from the Chicago, Downers Grove and Dakota Dunes area corporate locations to its world headquarters in Springdale, Arkansas, through a phased relocation commencing in early calendar year 2023. We recognized $22 million and $43 million of pretax charges in the three months and six months ended April 1, 2023, respectively, associated with the 2022 Program consisting of severance related costs, relocation and related costs, accelerated depreciation, contract and lease termination and professional and other fees. The Company currently anticipates the 2022 Program will result in cumulative pretax charges of approximately $271 million. As the Company continues to evaluate its business strategies and long-term growth targets, additional restructuring activities may occur. The following tables set forth the pretax impact of restructuring and related charges in the Consolidated Condensed Statements of Income and the pretax impact by our reportable segments. For further description refer to Part I, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 6: Restructuring and Related Charges (in millions).

	Three Months Ended	Six Months Ended
	April 1, 2023	April 1, 2023
Cost of Sales	$(4)	$4
Selling, General and Administrative	26	39
Total Restructuring and related charges, pretax	$22	$43

	Three Months Ended	Six Months Ended	2022 Program charges to date	Total estimated
	April 1, 2023	April 1, 2023	April 1, 2023	2022 Program charges
Beef	$8	$13	$29	$67
Pork	2	4	9	24
Chicken	—	1	7	8
Prepared Foods	11	19	55	159
International/Other	1	6	9	13
Total Restructuring and related charges, pretax	$22	$43	$109	$271

Summary of Results
Sales

in millions	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Sales	$13,133	$13,117	$26,393	$26,050
Change in sales volume	3.3%		2.1%
Change in average sales price	(3.2)%		(0.8)%
Sales growth	0.1%		1.3%
Second quarter – Fiscal 2023 vs Fiscal 2022
•Sales Volume – Sales were positively impacted by an increase in sales volume, which accounted for an increase of $434 million, driven by increased volumes in our Chicken and Pork segments partially offset by decreased volumes in our Beef segment due to reduced domestic availability of live cattle and in our Prepared Foods segment due to uneven foodservice recovery.
•Average Sales Price – Sales were negatively impacted by lower average sales prices, which accounted for a decrease of $418 million, driven by reduced pricing in our Beef and Pork segments, partially offset by higher average sales prices in our Chicken and Prepared Foods segments.
Six months – Fiscal 2023 vs Fiscal 2022
•Sales Volume – Sales were positively impacted by an increase in sales volume, which accounted for an increase of $539 million, driven by increased volumes in our Chicken and Prepared Foods segments partially offset by decreased volumes in our Pork segment as a result of balancing our supply with customer demand during a period of margin compression.
•Average Sales Price – Sales were negatively impacted by lower average sales prices, which accounted for a decrease of $196 million, driven by reduced pricing in our Beef and Pork segments, partially offset by higher average sales prices in our Chicken and Prepared Foods segments.
Cost of Sales

in millions	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Cost of sales	$12,606	$11,382	$24,898	$22,300
Gross profit	527	1,735	1,495	3,750
Cost of sales as a percentage of sales	96.0%	86.8%	94.3%	85.6%
Second quarter – Fiscal 2023 vs Fiscal 2022
•Cost of sales increased $1,224 million. Higher sales volume increased cost of sales $373 million while higher input cost per pound increased cost of sales $851 million.
•The $851 million impact of higher input cost per pound was impacted by:
•Increase in live cattle costs of approximately $305 million in our Beef segment.
•Increase due to net derivative losses of $21 million in the second quarter of fiscal 2023, compared to net derivative gains of $86 million in the second quarter of fiscal 2022 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.
•Increase of $92 million due to costs associated with plant closures.
•Increase of $71 million related to an increase in inventory lower of cost or net realizable value adjustments, primarily in our Chicken segment.
•Increase in raw material and other input costs of approximately $55 million in our Prepared Foods segment.
•Increase of approximately $45 million in our Chicken segment related to net increases in feed ingredient costs, growout expenses, partially offset by reduced outside meat purchases.
•Decrease in freight and transportation costs of approximately $40 million.
•Decrease in live hog costs of approximately $30 million in our Pork segment.
•Remaining increase in costs across all of our segments primarily driven by net impacts on average cost per pound from mix changes as well as the impact of the inflationary environment on our labor and other input costs, partially offset by savings from our productivity program.

•The $373 million impact of increased sales volume was primarily driven by increased volumes in our Chicken and Pork segments.
Six months – Fiscal 2023 vs Fiscal 2022
•Cost of sales increased 2,598 million. Higher sales volume increased cost of sales $462 million while higher input cost per pound increased cost of sales $2,136 million.
•The $2,136 million impact of higher input cost per pound was impacted by:
•Increase in live cattle costs of approximately $835 million in our Beef segment.
•Increase of approximately $220 million in our Chicken segment related to net increases in feed ingredient costs, growout expenses, partially offset by reduced outside meat purchases.
•Increase due to net derivative losses of $9 million in the first six months of fiscal 2023, compared to net derivative gains of $164 million in the first six months of fiscal 2022 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.
•Increase in raw material and other input costs of approximately $105 million in our Prepared Foods segment.
•Increase of $92 million due to costs associated with plant closures.
•Increase of $85 million related to an increase in inventory lower of cost or net realizable value adjustments, primarily in our Chicken segment.
•Increase in live hog costs of approximately $25 million in our Pork segment.
•Increase of $25 million in our Chicken segment due to $7 million of costs incurred, net of insurance proceeds, for the first six months of fiscal 2023 compared to $18 million of insurance proceeds, net of costs incurred, in the first six months of fiscal 2022 related to a fire at our production facility in the fourth quarter of fiscal 2021.
•Decrease of approximately $42 million in our Beef segment from insurance proceeds related to the fire at our production facility in the fourth quarter of fiscal 2019.
•Decrease in freight and transportation costs of approximately $15 million.
•Remaining increase in costs across all of our segments primarily driven by net impacts on average cost per pound from mix changes as well as the impact of the inflationary environment on our labor and other input costs, partially offset by savings from our productivity program.
•The $462 million impact of increased sales volume was primarily driven by increased volumes in our Chicken and Prepared Foods segments.
Selling, General and Administrative

in millions	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Selling, general and administrative expense	$576	$579	$1,077	$1,139
As a percentage of sales	4.4%	4.4%	4.1%	4.4%
Second quarter – Fiscal 2023 vs Fiscal 2022
•Decrease of $3 million in selling, general and administrative was primarily driven by:
•Decrease of $55 million in employee costs primarily from incentive-based compensation.
•Decrease of $13 million in professional fees.
•Increase of $26 million in restructuring and related costs.
•Increase of $16 million in marketing, advertising and promotion expenses.
•Increase of $11 million in product donations.
•Increase of $6 million in technology related costs.
Six months – Fiscal 2023 vs Fiscal 2022
•Decrease of $62 million in selling, general and administrative was primarily driven by:
•Decrease of $111 million in employee costs primarily from incentive-based compensation.
•Decrease of $31 million in professional fees.
•Decrease of $21 million in technology related costs.
•Increase of $39 million in restructuring and related costs.
•Increase of $29 million in marketing, advertising and promotion expenses.
•Increase of $23 million in product donations.

Interest Expense

in millions	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
	$89	$97	$173	$197
Second quarter and six months – Fiscal 2023 vs Fiscal 2022
•Interest expense primarily included interest expense related to our senior notes, in addition to commitment fees incurred on our revolving credit facility. The decrease in interest expense for the three and six months ended April 1, 2023 was primarily due to the redemption of the June 2022 Senior Notes in fiscal 2022.
Other (Income) Expense, net

in millions	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Total other (income) expense, net	$(1)	$(25)	$(43)	$(77)
Second quarter and six months – Fiscal 2023
•Included $18 million of joint venture earnings and $29 million of foreign exchange gains in the first six months of fiscal 2023.
Second quarter and six months – Fiscal 2022
•Included $14 million of joint venture earnings in the second quarter of fiscal 2022. Included $22 million of production facilities fire insurance proceeds and a $37 million gain on an equity investment due to an observable price change in the first six months of fiscal 2022.
Effective Tax Rate

Three Months Ended		Six Months Ended
April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
29.4%	23.4%	24.7%	21.6%
Second quarter – Fiscal 2023 vs Fiscal 2022
•The percentage impacts of items on the effective tax rate were greater in fiscal 2023 due to the level of pretax income (loss) in fiscal 2023 compared to fiscal 2022.
•In both periods, the effective tax rates were increased due to state taxes and include the impact of various tax benefits; however, tax benefits increase the effective tax rate in a period of pretax loss and decrease the effective tax rate in a period of pretax income, resulting in a higher effective tax rate in the second quarter of fiscal 2023.
Six months – Fiscal 2023 vs Fiscal 2022
•The effective tax rates for both periods were increased by state taxes and decreased by various tax benefits.
•The effective tax rate for the first six months of fiscal 2022 includes a $36 million benefit from the remeasurement of deferred income taxes, primarily due to legislation decreasing state tax rates enacted in the first quarter of fiscal 2022.
Net Income (Loss) Attributable to Tyson

in millions, except per share data	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net income (loss) attributable to Tyson	$(97)	$829	$219	$1,950
Net income (loss) attributable to Tyson – per diluted share	(0.28)	2.28	0.61	5.35
Second quarter – Fiscal 2023 – Net income (loss) attributable to Tyson included the following items:
•$22 million pretax, or ($0.05) per diluted share, of restructuring and related charges.
•$92 million pretax, or ($0.19) per diluted share, of charges related to plant closures.
Six months – Fiscal 2023 – Net income attributable to Tyson included the following items:
•$35 million pretax, or $0.07 per diluted share, of production facilities fire insurance proceeds, net of costs incurred.
•$43 million pretax, or ($0.09) per diluted share, of restructuring and related charges.
•$92 million pretax, or ($0.19) per diluted share, of charges related to plant closures.

Second quarter – Fiscal 2022 – Net income attributable to Tyson included the following items:
•$5 million pretax, or ($0.01) per diluted share, of production facilities fire costs, net of insurance proceeds.
Six months – Fiscal 2022 – Net income attributable to Tyson included the following items:
•$40 million pretax, or $0.09 per diluted share, of production facilities fire insurance proceeds, net of costs incurred.
•$36 million post tax, or $0.10 per diluted share, from remeasurement of net deferred tax liabilities at lower enacted state tax rates.
Segment Results
We operate in four segments: Beef, Pork, Chicken, and Prepared Foods. The following table is a summary of sales and operating income (loss), which is how we measure segment profit.

in millions	Sales
	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Beef	$4,617	$5,034	$9,340	$10,036
Pork	1,421	1,565	2,950	3,191
Chicken	4,430	4,086	8,693	7,976
Prepared Foods	2,422	2,393	4,960	4,726
International/Other	634	565	1,246	1,115
Intersegment sales	(391)	(526)	(796)	(994)
Total	$13,133	$13,117	$26,393	$26,050

in millions	Operating Income (Loss)
	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Beef	$—	$638	$166	$1,594
Pork	(33)	59	(54)	223
Chicken	(258)	198	(189)	338
Prepared Foods	241	263	499	449
International/Other	1	(2)	(4)	7
Total	$(49)	$1,156	$418	$2,611
Beef Segment Results

in millions	Three Months Ended			Six Months Ended
	April 1, 2023	April 2, 2022	Change	April 1, 2023	April 2, 2022	Change
Sales	$4,617	$5,034	$(417)	$9,340	$10,036	$(696)
Sales volume change			(2.9)%			—%
Average sales price change			(5.4)%			(6.9)%
Operating income	$—	$638	$(638)	$166	$1,594	$(1,428)
Operating margin	—%	12.7%		1.8%	15.9%
Second quarter and six months – Fiscal 2023 vs Fiscal 2022
•Sales Volume - Sales volume decreased in the second quarter of fiscal 2023 driven by lower availability of live cattle. Sales volume remained flat in the first six months of fiscal 2023.
•Average Sales Price - Average sales price decreased due to reduced export demand and softening domestic demand associated with increased supply of competing proteins in the market.
•Operating Income - Operating income decreased due to unfavorable market conditions, including higher fed cattle costs and reduced demand for beef products, which made it difficult to pass along increased input costs. Additionally, operating income in the first six months of fiscal 2023 benefited from $42 million of insurance proceeds related to a fire at a production facility in the fourth quarter of fiscal 2019.

Pork Segment Results

in millions	Three Months Ended			Six Months Ended
	April 1, 2023	April 2, 2022	Change	April 1, 2023	April 2, 2022	Change
Sales	$1,421	$1,565	$(144)	$2,950	$3,191	$(241)
Sales volume change			1.1%			(3.2)%
Average sales price change			(10.3)%			(4.4)%
Operating income (loss)	$(33)	$59	$(92)	$(54)	$223	$(277)
Operating margin	(2.3)%	3.8%		(1.8)%	7.0%
Second quarter and six months – Fiscal 2023 vs Fiscal 2022
•Sales Volume - Sales volume increased during the second quarter of fiscal 2023 due to increased availability of live hogs. Sales volume decreased in the first six months of fiscal 2023 as a result of balancing our supply with customer demand during a period of margin compression.
•Average Sales Price - Average sales price decreased due to reduced global demand.
•Operating Income (Loss) - Operating income decreased due to compressed pork margins and increased operating costs as a result of the inflationary market environment. Additionally, volatile market conditions resulted in net derivative gains of $25 million and $5 million in the second quarter and first six months of fiscal 2023, respectively, as compared to net derivative losses of $30 million and $15 million in the second quarter and first six months of fiscal 2022, respectively, which excludes the impacts of related physical purchase transactions.
Chicken Segment Results

in millions	Three Months Ended			Six Months Ended
	April 1, 2023	April 2, 2022	Change	April 1, 2023	April 2, 2022	Change
Sales	$4,430	$4,086	$344	$8,693	$7,976	$717
Sales volume change			6.4%			4.5%
Average sales price change			2.0%			4.5%
Operating income (loss)	$(258)	$198	$(456)	$(189)	$338	$(527)
Operating margin	(5.8)%	4.8%		(2.2)%	4.2%
Second quarter and six months – Fiscal 2023 vs Fiscal 2022
•Sales Volume - Sales volume increased primarily due to improved domestic production as well as the sell-through of inventory, partially offset by strategic initiative mix impacts.
•Average Sales Price - Average sales price increased primarily due to the effects of pricing initiatives in the second half of fiscal 2022, partially offset by challenging market conditions and the sell-through of inventory.
•Operating Income (Loss) - Operating income decreased primarily due to the impacts of inflationary market conditions including increased supply chain and labor costs as well as operational impacts associated with strategic decisions. In the second quarter of fiscal 2023, we experienced $145 million of higher feed ingredient costs and $35 million of net derivative losses as compared to $101 million of net derivative gains in the second quarter of fiscal 2022. In the first six months of fiscal 2023, we experienced $370 million of higher feed ingredient costs and $15 million of net derivative losses as compared to $159 million of net derivative gains in the first six months of fiscal 2022. Additionally, operating income was impacted by $92 million of charges associated with plant closures and a $25 million reduction in insurance proceeds, net of costs incurred related to a fire at a production facility compared to the first six months of fiscal 2022.
Prepared Foods Segment Results

in millions	Three Months Ended			Six Months Ended
	April 1, 2023	April 2, 2022	Change	April 1, 2023	April 2, 2022	Change
Sales	$2,422	$2,393	$29	$4,960	$4,726	$234
Sales volume change			(0.4)%			0.4%
Average sales price change			1.6%			4.6%
Operating income	$241	$263	$(22)	$499	$449	$50
Operating margin	10.0%	11.0%		10.1%	9.5%

Second quarter and six months – Fiscal 2023 vs Fiscal 2022
•Sales Volume – Sales volume decreased slightly in the second quarter of fiscal 2023 due to uneven foodservice recovery. Sales volume increased slightly in the first six months of fiscal 2023 due to strong retail demand and improved operational performance.
•Average Sales Price – Average sales price increased due to the effects of revenue management in an inflationary cost environment and favorable product mix.
•Operating Income – Operating income decreased in the second quarter of fiscal 2023 due to the impacts of inflationary market conditions, including $55 million of increased raw materials and other input costs, slightly offset by higher average sales price. Operating income increased in the first six months of fiscal 2023 due to higher average sales price offset by inflationary market conditions, including $105 million of increased raw materials and other input costs.
International/Other Results

in millions	Three Months Ended			Six Months Ended
	April 1, 2023	April 2, 2022	Change	April 1, 2023	April 2, 2022	Change
Sales	$634	$565	$69	$1,246	$1,115	$131
Operating income (loss)	1	(2)	3	(4)	7	(11)
Second quarter and six months – Fiscal 2023 vs Fiscal 2022
•Sales – Sales increased due to volume growth as we continued to invest in our business and improved pricing in an inflationary cost environment.
•Operating Income (Loss) – Operating income decreased for the first six months of fiscal 2023 primarily due to the impacts of global inflationary market conditions and the slower than anticipated recovery of the economy in China post COVID-19 lockdowns.
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
Cash Flows from Operating Activities

in millions	Six Months Ended
	April 1, 2023	April 2, 2022
Net income	$229	$1,959
Non-cash items in net income:
Depreciation and amortization	620	595
Deferred income taxes	(29)	98
Other, net	191	27
Net changes in operating assets and liabilities	(242)	(1,455)
Net cash provided by operating activities	$769	$1,224
•The decrease in net cash provided by operating activities was primarily due to lower earnings as a result of operations, offset by lower payments for income taxes, legal accruals and annual incentive payments as well as comparative decreases in Accounts Receivable, Inventories and Accounts Payable.

Cash Flows from Investing Activities

in millions	Six Months Ended
	April 1, 2023	April 2, 2022
Additions to property, plant and equipment	$(1,097)	$(847)
Proceeds from sale of (purchases of) marketable securities, net	(1)	—
Acquisition, net of cash acquired	(39)	—
Acquisition of equity investments	(37)	(96)
Other, net	(2)	58
Net cash used for investing activities	$(1,176)	$(885)
•Additions to property, plant and equipment included spending for production growth, safety and animal well-being, new equipment, infrastructure replacements and upgrades to maintain competitive standing and position us for future opportunities.
•Capital spending for fiscal 2023 is expected to approximate $2.3 billion and includes spending for capacity expansion and utilization, automation to alleviate labor challenges and brand and product innovations.
•Acquisition, net of cash acquired for the six months ended April 1, 2023 included our 60% equity stake in Supreme Foods Processing Company, a producer and distributor of value-added and cooked chicken and beef products.
•Other, net for the first six months of fiscal 2022 primarily included insurance proceeds received related to a fire at one of our Chicken production facilities, proceeds from the disposition of assets and change in deposits for capital expenditures.
Cash Flows from Financing Activities

in millions	Six Months Ended
	April 1, 2023	April 2, 2022
Proceeds from issuance of debt	$88	$47
Payments on debt	(121)	(1,088)
Proceeds from issuance of commercial paper	4,773	—
Repayments of commercial paper	(4,182)	—
Purchases of Tyson Class A common stock	(332)	(511)
Dividends	(336)	(328)
Stock options exercised	8	113
Other, net	1	—
Net cash used for financing activities	$(101)	$(1,767)
•During the first six months of fiscal 2022, we extinguished the $1 billion outstanding balance of our senior notes due June 2022.
•During the first six months of fiscal 2023, we had net borrowings of $591 million pursuant to our commercial paper program.
•Purchases of Tyson Class A stock included:
•$300 million and $420 million of cash paid for shares repurchased pursuant to our share repurchase program during the six months ended April 1, 2023 and April 2, 2022, respectively.
•$32 million and $91 million of shares repurchased to fund certain obligations under our equity compensation programs during the six months ended April 1, 2023 and April 2, 2022, respectively.
•Dividends paid during the six months ended April 1, 2023 reflected a 4% increase to our fiscal 2022 quarterly dividend rate.
Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available at April 1, 2023
Cash and cash equivalents					$543
Short-term investments					7
Revolving credit facility	September 2026	$2,250	$—	$—	2,250
Commercial paper					(593)
Total liquidity					$2,207
•Liquidity includes cash and cash equivalents, short-term investments and availability under our revolving credit facility, less the outstanding commercial paper balance.

•At April 1, 2023, we had current debt of $1,065 million, which we intend to pay with cash generated from our operating activities and other existing or new liquidity sources.
•The revolving credit facility supports our short-term funding needs and also serves to backstop our commercial paper program. We had no borrowings under the revolving credit facility during the six months ended April 1, 2023. Under the terms of the facility, we have the option to establish incremental commitment increases of up to $500 million if certain conditions are met.
•On May 3, 2023, we entered into two new term loan facilities totaling $1.75 billion to refinance our commercial paper program and for general corporate purposes.
•We have entered into definitive acquisition agreements expected to close in fiscal 2023 that are pending certain customary closing conditions. We expect to incur net cash outflows from investing activities in the range of $200 million to $250 million associated with the pending activity.
•We expect net interest expense to approximate $340 million for fiscal 2023.
•Our current ratio was 1.7 to 1 at April 1, 2023 and 1.8 to 1 at October 1, 2022.
•At April 1, 2023, approximately $508 million of our cash was held in the accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. We manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. We intend to repatriate excess cash (net of applicable withholding taxes) not subject to regulatory requirements and to indefinitely reinvest outside of the United States the remainder of cash held by foreign subsidiaries. We do not expect the regulatory restrictions or taxes on repatriation to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.
Capital Resources
Credit Facility
Cash flows from operating activities and cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $2.25 billion, to provide additional liquidity for working capital needs and to backstop our commercial paper program.
At April 1, 2023, amounts available for borrowing under our revolving credit facility totaled $2.25 billion before deducting amounts to backstop our commercial paper program. Our revolving credit facility is funded by a syndicate of 20 banks, with commitments ranging from $35 million to $175 million per bank.
Commercial Paper Program
Our commercial paper program provides a low-cost source of borrowing to fund general corporate purposes including working capital requirements. The maximum borrowing capacity under the commercial paper program is $1.5 billion. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. As of April 1, 2023, $593 million was outstanding under this program with maturities of less than 25 days. Our ability to access commercial paper in the future may be limited or its costs increased.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At April 1, 2023, and October 1, 2022, the ratio of our net debt to EBITDA was 2.4x and 1.3x, respectively. Refer to Part I, Item 3, EBITDA Reconciliations, for an explanation and reconciliation to comparable Generally Accepted Accounting Principles (“GAAP”) measures.
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
We were in compliance with all debt covenants at April 1, 2023, and we expect that we will maintain compliance.
RECENTLY ISSUED/ADOPTED ACCOUNTING PRONOUNCEMENTS
Refer to the discussion of recently issued/adopted accounting pronouncements under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies.
CRITICAL ACCOUNTING ESTIMATES
We consider accounting policies related to: contingent liabilities; revenue recognition; accrued self-insurance; defined benefit pension plans; impairment of long-lived assets and definite life intangibles; impairment of goodwill and indefinite life intangible assets; business combinations; and income taxes to be critical accounting estimates. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 1, 2022. Refer to Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies, for updates to our significant accounting policies during the six months ended April 1, 2023. These critical accounting policies require us to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes.
As further described in the impairment of goodwill and indefinite life intangible assets critical accounting estimate included in our Annual Report on Form 10-K for the fiscal year ended October 1, 2022, we assess goodwill and indefinite life assets for impairment at least annually as of the first day the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Conditions existed as of the end our first quarter that required an interim assessment of goodwill for two of our International reporting units which had goodwill totaling $0.2 billion at December 31, 2022. The first quarter interim assessment was deemed necessary due to higher discount rates used in estimating the fair value of the reporting units as well as lower than anticipated operating results during the first quarter of fiscal 2023. Based on the first quarter interim assessment, we determined no impairment was necessary as the fair value of the reporting units exceeded their carrying value. Had we assumed future operating margins consistent with those realized in the first three months of the current fiscal year, both reporting units would have failed the quantitative step of the first quarter interim impairment test, which may have resulted in a goodwill impairment loss. The goodwill for these reporting units originated from acquisitions in fiscal 2019 and fiscal 2018, and we are still integrating them and investing in our international and global business strategy, in addition to managing through the temporary impacts of COVID-19. The reporting units' projected long-term operating margins included in the first quarter interim impairment test had to exceed an average of 4% to achieve breakeven results in the analysis. A hypothetical increase in the discount rates of approximately 50 basis points, with all other assumptions unchanged, at December 31, 2022, would have caused the carrying values of these reporting units to approximate their fair values. Our qualitative assessment for the second quarter did not indicate that it was more likely than not the fair value of any of our reporting units may be impaired, and as such, no quantitative goodwill test was deemed necessary; however the assessment of impairment for these reporting units continues to be sensitive to future discount rate increases and achievement of projected long-term operating margins as previously quantified.
Our impairment analysis contains inherent estimates and assumptions, many of which are outside the control of management including interest rates, cost of capital, tax rates, market EBITDA comparables and credit ratings, which could positively or negatively impact the anticipated future economic and operating conditions. The assumptions and estimates used in determining fair value require considerable judgement and are sensitive to changes in underlying assumptions. These assumptions can change in future periods as a result of overall economic conditions, including the impacts of inflationary pressures, increased interest and discount rates and global supply chain constraints, decreased market capitalization, amongst others. As a result, there can be no assurance that estimates and assumptions made for the purpose of assessing impairments will prove to be an accurate prediction of the future. Potential circumstances that could have a negative effect on the fair value of our reporting units include, but are not limited to, lower than forecasted growth rates or operating margins and changes in discount rates. A reduction in the estimated fair value of the reporting units could trigger an impairment in the future. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of our goodwill and indefinite lived assets.

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
Commodities Risk
We purchase certain commodities, such as grains and livestock, during normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily forwards and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. We generally do not hedge anticipated transactions beyond 18 months. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of April 1, 2023, and October 1, 2022, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted forward and option prices. The market risk exposure analysis included both derivatives designated as hedge instruments and derivatives not designated as hedge instruments.

Effect of 10% change in fair value		in millions
	April 1, 2023	October 1, 2022
Livestock:
Live Cattle	$25	$14
Lean Hogs	20	30
Grain:
Corn	39	40
Soybean Meal	29	25
Interest Rate Risk
At April 1, 2023, we had variable rate debt of $624 million with a weighted average interest rate of 5.5%. A hypothetical 10% increase in interest rates effective at April 1, 2023, and October 1, 2022, would not have a significant effect on variable interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At April 1, 2023, we had fixed-rate debt of $8,306 million with a weighted average interest rate of 4.5%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% change in interest rates would have changed the fair value of our fixed-rate debt by approximately $198 million at April 1, 2023 and $215 million at October 1, 2022. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
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
Foreign Currency Risk
We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Australian dollar, the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Malaysian ringgit, the Mexican peso, and the Thai baht. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates related to the foreign exchange forward and option contracts would have had a $14 million and $25 million impact on pretax income at April 1, 2023, and October 1, 2022 respectively.
Concentration of Credit Risk
Refer to our market risk disclosures set forth in our Annual Report filed on Form 10-K for the fiscal year ended October 1, 2022, for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks.

EBITDA Non-GAAP Reconciliations
A reconciliation of net income to EBITDA is as follows (in millions, except ratio data):

	Six Months Ended		Fiscal Year Ended	Twelve Months Ended
	April 1, 2023	April 2, 2022	October 1, 2022	April 1, 2023

Net income	$229	$1,959	$3,249	$1,519
Less: Interest income	(16)	(6)	(17)	(27)
Add: Interest expense	173	197	365	341
Add: Income tax expense	75	538	900	437
Add: Depreciation	500	466	945	979
Add: Amortization (a)	115	124	246	237
EBITDA	$1,076	$3,278	$5,688	$3,486

Total gross debt			$8,321	$8,930
Less: Cash and cash equivalents			(1,031)	(543)
Less: Short-term investments			(1)	(7)
Total net debt			$7,289	$8,380

Ratio Calculations:
Gross debt/EBITDA			1.5x	2.6x
Net debt/EBITDA			1.3x	2.4x
(a) Excludes the amortization of debt issuance and debt discount expense of $5 million for the six months ended April 1, 2023 and April 2, 2022 and $11 million for the fiscal year ended October 1, 2022 and the twelve months ended April 1, 2023 as it is included in interest expense.
EBITDA represents net income, net of interest, income tax expense, depreciation and amortization. Net debt to EBITDA represents the ratio of our debt, net of cash and short-term investments, to EBITDA. EBITDA and net debt to EBITDA are presented as supplemental financial measurements in the evaluation of our business. We believe the presentation of these financial measures helps management and investors to assess our operating performance from period to period, including our ability to generate earnings sufficient to service our debt, and enhances understanding of our financial performance and highlights operational trends. These measures are widely used by investors and rating agencies in the valuation, comparison, rating and investment recommendations of companies; however, the measurements of EBITDA and net debt to EBITDA may not be comparable to those of other companies, which limits their usefulness as comparative measures. EBITDA and net debt to EBITDA are not measures required by or calculated in accordance with GAAP and should not be considered as substitutes for net income or any other measure of financial performance reported in accordance with GAAP or as a measure of operating cash flow or liquidity. EBITDA is a useful tool for assessing, but is not a reliable indicator of, our ability to generate cash to service our debt obligations because certain of the items added to net income to determine EBITDA involve outlays of cash. As a result, actual cash available to service our debt obligations will be different from EBITDA. Investors should rely primarily on our GAAP results, and use non-GAAP financial measures only supplementally, in making investment decisions.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)). Based on that evaluation, the CEO and CFO have concluded that, as of April 1, 2023, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the quarter ended April 1, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On July 8, 2022, Barber Foods, LLC (“Barber Foods”), an indirect wholly owned subsidiary of the Company, received correspondence from the Environmental Protection Agency (“EPA”) extending an opportunity to confer and negotiate a Consent Agreement and Final Order (“CAFO”) for each of two Barber Foods frozen poultry storage facilities located in Portland, Maine (the “Maine Facilities”). Included in the correspondence was a proposed CAFO for each facility. Each proposed CAFO alleges violations of the Clean Air Act resulting from EPA compliance inspections conducted in June 2019 at the Maine Facilities. The alleged violations include the failure to comply with process safety information requirements, failure to comply with mechanical integrity requirements and failure to adequately identify, evaluate, and control hazards. The proposed CAFOs set forth a proposed aggregate civil penalty of $541,243 for the alleged violations at the Maine Facilities. On September 28, 2022, the Maine Facilities entered into CAFOs with the EPA in an aggregate amount of $300,000 which fully resolved this matter. While Barber Foods neither admits nor denies the specific factual allegations contained in the CAFOs, we believe that the settlement was in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation.
On June 19, 2005, the Attorney General and the Secretary of the Environment of the State of Oklahoma filed a complaint in the United States District Court for the Northern District of Oklahoma against Tyson Foods, Inc., three subsidiaries and six other poultry integrators. The complaint, which was subsequently amended, asserts a number of state and federal causes of action including, but not limited to, counts under the Comprehensive Environmental Response, Compensation, and Liability Act, Resource Conservation and Recovery Act, and state-law public nuisance theories. Oklahoma alleges that the defendants and certain contract growers who were not joined in the lawsuit polluted the surface waters, groundwater and associated drinking water supplies of the Illinois River Watershed through the land application of poultry litter. Oklahoma’s claims were narrowed through various rulings issued before and during trial and its claims for natural resource damages were dismissed by the district court in a ruling issued on July 22, 2009, which was subsequently affirmed on appeal by the Tenth Circuit Court of Appeals. A non-jury trial of the remaining claims including Oklahoma’s request for injunctive relief began on September 24, 2009. Closing arguments were held on February 11, 2010. On January 18, 2023, the district court entered Findings of Fact and Conclusions of Law in favor of the State of Oklahoma and directed the parties to confer in an attempt to reach an agreement on appropriate remedies by March 17, 2023. On March 17, 2023, the parties received a 90-day extension from the district court and continue to confer on appropriate remedies.
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the three months ended April 1, 2023.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2023 to January 28, 2023	79,743	$64.44	—	7,301,400
January 29, 2023 to March 4, 2023	64,883	62.62	—	7,301,400
March 5, 2023 to April 1, 2023	41,959	58.05	—	7,301,400
Total	186,585	$62.37	—	7,301,400
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
(2)We purchased 186,585 shares during the three months ended April 1, 2023 that were not made pursuant to our previously announced stock repurchase program but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 164,457 shares purchased in open market transactions and 22,128 shares withheld to cover required tax withholdings related to the vesting of restricted stock. Shares withheld to cover required tax withholdings related to the vesting of restricted stock do not reduce our total share repurchase authority.
(3)Shares purchased during the three months ended April 1, 2023 pursuant to our previously announced stock repurchase program.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not Applicable.
Item 5.Other Information
Because this Quarterly Report on Form 10-Q is being filed within four business days from the date of a reportable event, we have elected to make the following disclosure in this Quarterly Report on Form 10-Q instead of in a Current Report on Form 8-K under Items 1.01 and 2.03.
Entry into a Material Definitive Agreement.
BofA Term Loan Agreement
On May 3, 2023, Tyson Foods, Inc. (the “Company”) entered into a Term Loan Agreement with the lenders from time to time party thereto, Bank of America, N.A., as the administrative agent, and BofA Securities, Inc., as lead arranger (the “BofA Term Loan Agreement”).
In connection with the BofA Term Loan Agreement, the Company obtained a $1 billion term loan facility which the Company may draw at any time during the ten business days following the effective date of the BofA Term Loan Agreement (the “BofA Term Loan Facility'). Interest on borrowings under the BofA Term Loan Agreement will accrue and be payable, at the Company’s option, at an annual rate equal to (a) Term SOFR (as defined in the BofA Term Loan Agreement) plus the applicable margin, as described below, or (b) the Alternate Base Rate (as defined in the BofA Term Loan Agreement) plus the applicable margin, as described below. The BofA Term Loan Agreement contains customary provisions specifying alternative interest rate calculations to be employed at such time as Term SOFR (as defined in the BofA Term Loan Agreement) ceases to be available as a benchmark for establishing the interest rate on borrowings. The BofA Term Loan Facility matures three years following the date of the initial borrowing under the BofA Term Loan Facility. The applicable margin will correspond to the Company’s corporate credit rating from S&P or Moody’s, as applicable, as calculated in accordance with the terms of the BofA Term Loan Agreement.

The covenants under the BofA Term Loan Agreement include negative covenants limiting or restricting our ability to: create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; make acquisitions and investments; dispose of or transfer assets; change the nature of our business; engage in certain transactions with affiliates; and enter into hedging transactions, in each case, subject to certain qualifications and exceptions. In addition, the BofA Term Loan Agreement requires the Company to maintain a minimum interest expense coverage ratio (Consolidated EBITDA to Consolidated Cash Interest Expense, each as defined in the BofA Term Loan Agreement) of at least 3.50 to 1.0 as of the end of each fiscal quarter (in each case, calculated on a trailing four fiscal quarter basis).
The BofA Term Loan Agreement contains customary events of default, including non-payment of obligations under other debt facilities, violation of affirmative or negative covenants, material inaccuracy of representations, non-payment of other material debt, bankruptcy or insolvency, ERISA and certain judgment defaults, change of control and failure of any guarantee to remain in full force and effect.
The Company may use the proceeds of borrowings under the BofA Term Loan Agreement to finance general working capital needs and for other general corporate purposes, including in connection with any acquisition. The Company entered into the BofA Term Loan Agreement, in part, to finance the repayment of near-term commercial paper and senior note indebtedness.
Certain of the lenders party to the BofA Term Loan Agreement, the administrative agent and each of their affiliates engage in transactions with, and perform services for, the Company and its affiliates in the ordinary course of business and have engaged, and may in the future engage, in other commercial banking transactions and underwriting, investment banking, financial advisory and other financial services transactions with the Company and its affiliates.
The foregoing description of the BofA Term Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the BofA Term Loan Agreement, a copy of which is filed herewith as Exhibit 10.3 and incorporated by reference herein.
CoBank Term Loan Agreement
On May 3, 2023, the Company also entered into a Term Loan Agreement with the lenders from time to time party thereto, CoBank, ACB, as the administrative agent, and CoBank, ACB, as the sole lead arranger (the “CoBank Term Loan Agreement”).
The CoBank Term Loan Agreement provides for a $750 million delayed-draw term loan facility which the Company may draw in one or more borrowings at any time during the six months following the effective date of the CoBank Term Loan Agreement (the “CoBank Term Loan Facility”). Interest on borrowings under the CoBank Term Loan Facility will accrue and be payable, at the Company’s option, at an annual rate equal to (a) the Adjusted Term SOFR Rate (as defined in the CoBank Term Loan Agreement) plus the applicable margin, (b) the Alternate Base Rate (as defined in the CoBank Term Loan Agreement) plus the applicable margin, as described below, (c) the Adjusted Daily Simple SOFR Rate (as defined in the CoBank Term Loan Agreement) plus the applicable margin, as described below, or (d) the Quoted Rate (as defined in the CoBank Term Loan Agreement). The CoBank Term Loan Agreement contains customary provisions specifying alternative interest rate calculations to be employed at such time as Term SOFR (as defined in the CoBank Term Loan Agreement) ceases to be available as a benchmark for establishing the interest rate on borrowings. The CoBank Term Loan Facility matures five years from May 3, 2023, the date of closing. The applicable margin will correspond to the Company’s corporate credit rating from S&P or Moody’s, as applicable, as calculated in accordance with the terms of the CoBank Term Loan Agreement.
The covenants under the CoBank Term Loan Agreement include negative covenants limiting or restricting our ability to: create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; make acquisitions and investments; dispose of or transfer assets; change the nature of our business; engage in certain transactions with affiliates; and enter into hedging transactions, in each case, subject to certain qualifications and exceptions. In addition, the CoBank Term Loan Agreement requires the Company to maintain a minimum interest expense coverage ratio (Consolidated EBITDA to Consolidated Cash Interest Expense, each as defined in the CoBank Term Loan Agreement) of at least 3.50 to 1.0 as of the end of each fiscal quarter (in each case, calculated on a trailing four fiscal quarter basis).
The CoBank Term Loan Agreement contains customary events of default, including non-payment of obligations under other debt facilities, violation of affirmative or negative covenants, material inaccuracy of representations, non-payment of other material debt, bankruptcy or insolvency, ERISA and certain judgment defaults, change of control and failure of any guarantee to remain in full force and effect.
The Company may use the proceeds of borrowings under the CoBank Term Loan Agreement to refinance existing indebtedness of the Company and its subsidiaries, including indebtedness outstanding under the Company’s commercial paper program, and for other general corporate purposes, including in connection with any acquisition. The Company entered into the CoBank Term Loan Agreement, in part, to finance the repayment of near-term commercial paper and senior note indebtedness.
The foregoing description of the CoBank Term Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the CoBank Term Loan Agreement, a copy of which is filed herewith as Exhibit 10.4 and incorporate by reference herein.

Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.
The information described above under “Entry into a Material Definitive Agreement” is incorporated herein by reference.
Item 6.Exhibits
The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibit No.		Exhibit Description

10.1	* **	Offer letter between Tyson Foods, Inc. and Wes Morris

10.2	* **	Offer letter between Tyson Foods, Inc. and Brady Stewart

10.3	**	Term Loan Agreement, dated May 3, 2023, among Tyson Foods, Inc., the lenders party thereto, Bank of America, N.A. as administrative agent, and BofA Securities Inc. as lead arranger.

10.4	**	Term Loan Agreement, dated May 3, 2023, among Tyson Foods, Inc., the lenders party thereto, CoBank ACB, as administrative agent, and CoBank FCB, as sole lead arranger.

31.1	**	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following information from our Quarterly Report on Form 10-Q for the quarter ended April 1, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Shareholders' Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104		Cover Page Interactive Data File formatted in iXBRL.

	*	Indicates a management contract or compensatory plan or arrangement.
	**	Filed herewith
	***	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: May 8, 2023	/s/ John R. Tyson
John R. Tyson
Executive Vice President and Chief Financial Officer

Date: May 8, 2023	/s/ Phillip W. Thomas
Phillip W. Thomas
Vice President, Controller and Chief Accounting Officer