Form 10-Q
period 2023-07-01
TYSON FOODS, INC.
filed 2023-08-10
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 1, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 1, 2023.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	285,549,986
Class B Common Stock, $0.10 Par Value (Class B stock)	70,010,355
Class B stock is not listed for trading on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis.
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Sales	$13,140	$13,495	$39,533	$39,545
Cost of Sales	12,463	11,884	37,361	34,184
Gross Profit	677	1,611	2,172	5,361
Selling, General and Administrative	579	578	1,656	1,717
Goodwill Impairment	448	—	448	—
Operating Income (Loss)	(350)	1,033	68	3,644
Other (Income) Expense:
Interest income	(6)	(4)	(22)	(10)
Interest expense	89	85	262	282
Other, net	(7)	(34)	(50)	(111)
Total Other (Income) Expense	76	47	190	161
Income (Loss) before Income Taxes	(426)	986	(122)	3,483
Income Tax Expense	9	233	84	771
Net Income (Loss)	(435)	753	(206)	2,712
Less: Net Income (Loss) Attributable to Noncontrolling Interests	(18)	3	(8)	12
Net Income (Loss) Attributable to Tyson	$(417)	$750	$(198)	$2,700
Weighted Average Shares Outstanding:
Class A Basic	284	289	285	291
Class B Basic	70	70	70	70
Diluted	354	362	355	364
Net Income (Loss) Per Share Attributable to Tyson:
Class A Basic	$(1.18)	$2.14	$(0.56)	$7.64
Class B Basic	$(1.08)	$1.92	$(0.51)	$6.87
Diluted	$(1.18)	$2.07	$(0.56)	$7.42

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net Income (Loss)	$(435)	$753	$(206)	$2,712
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	—	—	1	1
Investments	—	(1)	2	(5)
Currency translation	(35)	(112)	64	(85)
Postretirement benefits	—	2	1	6
Total Other Comprehensive Income (Loss), Net of Taxes	(35)	(111)	68	(83)
Comprehensive Income (Loss)	(470)	642	(138)	2,629
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	(18)	3	(8)	12
Comprehensive Income (Loss) Attributable to Tyson	$(452)	$639	$(130)	$2,617
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	July 1, 2023	October 1, 2022
Assets
Current Assets:
Cash and cash equivalents	$699	$1,031
Accounts receivable, net	2,451	2,577
Inventories	5,391	5,514
Other current assets	342	508
Total Current Assets	8,883	9,630
Net Property, Plant and Equipment	9,612	8,685
Goodwill	10,211	10,513
Intangible Assets, net	6,155	6,252
Other Assets	1,900	1,741
Total Assets	$36,761	$36,821

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$457	$459
Accounts payable	2,421	2,483
Other current liabilities	2,070	2,371
Total Current Liabilities	4,948	5,313
Long-Term Debt	8,863	7,862
Deferred Income Taxes	2,441	2,458
Other Liabilities	1,599	1,377
Commitments and Contingencies (Note 15)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 378 million shares	38	38
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,543	4,553
Retained earnings	19,378	20,084
Accumulated other comprehensive gain (loss)	(229)	(297)
Treasury stock, at cost – 92 million shares at July 1, 2023 and 88 million shares at October 1, 2022	(4,958)	(4,683)
Total Tyson Shareholders’ Equity	18,779	19,702
Noncontrolling Interests	131	109
Total Shareholders’ Equity	18,910	19,811
Total Liabilities and Shareholders’ Equity	$36,761	$36,821
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended				Nine Months Ended
	July 1, 2023		July 2, 2022		July 1, 2023		July 2, 2022
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance at beginning and end of period	378	$38	378	$38	378	$38	378	$38

Class B Common Stock:
Balance at beginning and end of period	70	7	70	7	70	7	70	7

Capital in Excess of Par Value:
Balance at beginning of period		4,541		4,510		4,553		4,486
Stock-based compensation and Other		2		26		(10)		50
Balance at end of period		4,543		4,536		4,543		4,536

Retained Earnings:
Balance at beginning of period		19,962		19,119		20,084		17,502
Net income (loss) attributable to Tyson		(417)		750		(198)		2,700
Dividends		(167)		(161)		(508)		(494)
Balance at end of period		19,378		19,708		19,378		19,708

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of period		(194)		(144)		(297)		(172)
Other comprehensive income (loss)		(35)		(111)		68		(83)
Balance at end of period		(229)		(255)		(229)		(255)

Treasury Stock:
Balance at beginning of period	92	(4,955)	86	(4,516)	88	(4,683)	83	(4,138)
Purchase of Class A common stock	—	(11)	2	(170)	5	(343)	8	(693)
Stock-based compensation	—	8	—	7	(1)	68	(3)	152
Balance at end of period	92	(4,958)	88	(4,679)	92	(4,958)	88	(4,679)

Total Shareholders’ Equity Attributable to Tyson		$18,779		$19,355		$18,779		$19,355

Equity Attributable to Noncontrolling Interests:
Balance at beginning of period		$159		$142		$109		$131
Net income (loss) attributable to noncontrolling interests		(18)		3		(8)		12
Distributions to noncontrolling interest		(2)		(1)		(2)		(1)
Business combinations		—		—		28		—
Currency translation and other		(8)		(10)		4		(8)
Total Equity Attributable to Noncontrolling Interests		$131		$134		$131		$134

Total Shareholders’ Equity		$18,910		$19,489		$18,910		$19,489
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	July 1, 2023	July 2, 2022
Cash Flows From Operating Activities:
Net income (loss)	$(206)	$2,712
Depreciation and amortization	943	892
Deferred income taxes	(54)	149
Impairment of goodwill	448	—
Other, net	200	62
Net changes in operating assets and liabilities	98	(1,925)
Cash Provided by Operating Activities	1,429	1,890
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(1,564)	(1,323)
Purchases of marketable securities	(21)	(29)
Proceeds from sale of marketable securities	20	28
Acquisition, net of cash acquired	(262)	—
Acquisition of equity investments	(50)	(97)
Other, net	5	96
Cash Used for Investing Activities	(1,872)	(1,325)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	1,117	79
Payments on debt	(175)	(1,148)
Proceeds from issuance of commercial paper	7,015	—
Repayments of commercial paper	(7,015)	—
Purchases of Tyson Class A common stock	(343)	(693)
Dividends	(503)	(491)
Stock options exercised	10	125
Other, net	(5)	—
Cash Provided by (Used for) Financing Activities	101	(2,128)
Effect of Exchange Rate Changes on Cash	10	(18)
Decrease in Cash and Cash Equivalents and Restricted Cash	(332)	(1,581)
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	1,031	2,637
Cash and Cash Equivalents and Restricted Cash at End of Period	699	1,056
Less: Restricted Cash at End of Period	—	—
Cash and Cash Equivalents at End of Period	$699	$1,056
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
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature necessary to state fairly our financial position as of July 1, 2023 and the results of operations for the three and nine months ended July 1, 2023 and July 2, 2022. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
During fiscal 2022, we determined that all of our material reporting units’ estimated fair value exceeded their carrying value by more than 20%, other than one of our Chicken segment reporting units and two of our International reporting units with goodwill totaling $0.6 billion and $0.2 billion, respectively, as of October 1, 2022. Conditions existed as of the end of our first quarter of fiscal 2023 that required an interim assessment of goodwill for two of our International reporting units which had goodwill totaling $0.2 billion as of December 31, 2022; we determined no impairment was necessary as the fair value of the reporting units exceeded their carrying value. Our qualitative assessment for the second quarter of fiscal 2023 did not indicate that it was more likely than not the fair value of any of our reporting units may be impaired, and as such, no quantitative goodwill test was deemed necessary at that time. During the third quarter of fiscal 2023, we experienced lower than previously anticipated operating results and changing market fundamentals, as well as a drop in our market capitalization to below our book value. Consequently, based on our qualitative assessment, we determined the fair values of our reporting units were more likely than not less than the carrying amount and proceeded to perform a quantitative assessment for all our reporting units. Based on this assessment, we determined that all of our material reporting units’ estimated fair value exceeded their carrying value other than one of our Chicken segment reporting units and two of our International reporting units with goodwill totaling $0.6 billion and $0.2 billion, respectively, at the time of our third quarter assessment. For these reporting units, we recorded a $448 million goodwill impairment charge of which $210 million and $238 million was recognized in our Chicken segment and International/Other, respectively.
Following the third quarter of fiscal 2023 quantitative assessment, the following reporting units’ estimated fair value exceeded their carrying value by less than 20%: our Chicken segment reporting units, our Beef reporting unit and our Pork reporting unit with goodwill totaling $3.1 billion, $0.7 billion and $0.4 billion, respectively, at July 1, 2023.

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
In November 2021, the FASB issued guidance requiring additional disclosures for transactions with a government that are accounted for by analogizing to a government grant or contribution accounting model to increase transparency of government assistance. The additional disclosures will include information on the type and nature of the government assistance and the accounting and financial effect of the assistance to our financial statements. This guidance is effective for annual reporting periods beginning after December 15, 2021, our fiscal 2023 and can be applied using either the prospective or retrospective approach. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
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
NOTE 2: ACQUISITIONS AND DISPOSITIONS
On May 22, 2023, we acquired Williams Sausage Company for $223 million, net of cash acquired, subject to certain adjustments, as part of our growth strategy to increase our capacity and product portfolio. Its results, subsequent to the acquisition closing, are included in Prepared Foods for segment presentation. Certain estimated values for the acquisition, including goodwill, intangible assets, property, plant and equipment, other liabilities, and deferred taxes are not yet finalized and are subject to revision as additional information becomes available and more detailed analyses are completed. The preliminary purchase price allocation includes $3 million of net working capital, including $3 million of cash acquired, $67 million of Property, Plant and Equipment, $118 million of Goodwill, $65 million of Intangible Assets, and $27 million of Deferred Income Taxes. Intangible Assets include brands and trademarks and customer relationships which will be amortized over a life of 20 and 12 years, respectively. A portion of the goodwill is deductible for U.S. income tax purposes. The acquisition of Williams Sausage Company was accounted for using the acquisition method of accounting.
In the first quarter of fiscal 2023, we completed the acquisition of a 60% equity stake in Supreme Foods Processing Company ("SFPC"), a producer and distributor of value-added and cooked chicken and beef products, and a 15% equity stake in Agricultural Development Company ("ADC"), a fully integrated poultry company, for a total purchase price of $75 million, net of cash acquired. Both SFPC and ADC were subsidiaries of Tanmiah Food Company. The results of SFPC, subsequent to the acquisition closing, are included in International/Other for segment presentation. SFPC's results from the date of acquisition through July 1, 2023 were insignificant to our Consolidated Condensed Statements of Income. We are accounting for the investment in ADC under the equity method.

NOTE 3: INVENTORIES
Processed products, livestock and supplies and other are valued at the lower of cost or net realizable value. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, livestock grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories. At July 1, 2023, the cost of inventories was determined by either the first-in, first-out method or the weighted-average method, which is consistent with the methods used at October 1, 2022. Inventories are presented net of lower of cost or net realizable value adjustments of $137 million and $60 million as of July 1, 2023 and October 1, 2022, respectively.
The following table reflects the major components of inventory (in millions):

	July 1, 2023	October 1, 2022
Processed products	$2,927	$3,188
Livestock	1,564	1,454
Supplies and other	900	872
Total inventory	$5,391	$5,514
NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	July 1, 2023	October 1, 2022
Land	$218	$214
Buildings and leasehold improvements	6,170	5,742
Machinery and equipment	10,366	9,960
Land improvements and other	556	516
Buildings and equipment under construction	2,108	1,461
	19,418	17,893
Less accumulated depreciation	9,806	9,208
Net Property, Plant and Equipment	$9,612	$8,685
NOTE 5: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	July 1, 2023	October 1, 2022
Accrued salaries, wages and benefits	$702	$995
Taxes payable	175	277
Accrued current legal contingencies	256	215
Other	937	884
Total other current liabilities	$2,070	$2,371

NOTE 6: RESTRUCTURING AND RELATED CHARGES
2022 Program
In the fourth quarter of fiscal 2022, the Company approved a restructuring program (the “2022 Program”), which is expected to improve business performance, increase collaboration, enhance team member agility, enable faster decision-making and reduce redundancies. In conjunction with the 2022 Program, the Company is bringing together all its corporate team members from the Chicago, Downers Grove and Dakota Dunes area corporate locations to its world headquarters in Springdale, Arkansas, through a phased relocation which commenced in early calendar year 2023. In the third quarter of fiscal 2023, the Company approved an extension to the program related to removing additional redundancies in corporate overhead. Additionally, we revised the total 2022 Program anticipated expenses down $39 million due to revised estimates related to relocation, lease terminations, professional and other fees, based on actual experience, which were partially offset by increased severance costs associated with the third quarter program extension. We anticipate the 2022 Program and associated expenses will be substantially complete in our fiscal 2025. The following table reflects the total pretax anticipated expenses associated with the 2022 Program (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Total
Severance costs	$23	$7	$15	$48	$19	$112
Relocation and related costs	26	10	2	40	1	79
Accelerated depreciation	5	2	—	12	—	19
Contract and lease terminations	—	—	—	14	—	14
Professional and other fees	2	—	—	4	2	8
Total 2022 Program	$56	$19	$17	$118	$22	$232
Restructuring costs include severance expenses, and related charges include costs directly associated with the 2022 Program such as relocation, contract and lease terminations, professional fees and accelerated depreciation resulting from the closure of facilities. We anticipate that $54 million and $178 million of the total pretax anticipated expense will be recorded in Cost of Sales and Selling, General and Administrative, respectively, in our Consolidated Condensed Statements of Income. Included in the table above are $210 million of charges that have resulted or will result in cash outflows and $22 million in non-cash charges.
The following table reflects the pretax impact of the 2022 Program’s restructuring and related charges during the third quarter of fiscal 2023 by reportable segment (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Total
Severance costs	$4	$1	$10	$4	$9	$28
Relocation and related costs	7	3	—	6	—	16
Accelerated depreciation	1	—	—	3	—	4
Contract and lease terminations	—	—	—	1	—	1
Professional and other fees	1	—	—	—	—	1
Total	$13	$4	$10	$14	$9	$50
For the third quarter of fiscal 2023, we recorded restructuring and related charges of $19 million and $31 million in Cost of Sales and Selling, General and Administrative, respectively, in our Consolidated Condensed Statements of Income. Included in the above results are $45 million of charges that have resulted or will result in cash outflows and $5 million in non-cash charges.
The following table reflects the pretax impact of the 2022 Program’s restructuring and related charges during the first nine months of fiscal 2023 by reportable segment (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Total
Severance costs	$6	$2	$9	$10	$15	$42
Relocation and related costs	14	5	2	12	—	33
Accelerated depreciation	4	1	—	9	—	14
Contract and lease terminations	—	—	—	(1)	—	(1)
Professional and other fees	2	—	—	3	—	5
Total	$26	$8	$11	$33	$15	$93
For the first nine months of fiscal 2023, we recorded restructuring and related charges of $23 million and $70 million in Cost of Sales and Selling, General and Administrative, respectively, in our Consolidated Condensed Statements of Income. Included in the above results are $80 million of charges that have resulted or will result in cash outflows and $13 million in non-cash charges.

The following table reflects the pretax 2022 Program charges to date by reportable segment (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Total
Severance costs	$22	$7	$15	$46	$18	$108
Relocation and related costs	14	5	2	12	—	33
Accelerated depreciation	4	1	—	9	—	14
Contract and lease terminations	—	—	—	(1)	—	(1)
Professional and other fees	2	—	—	3	—	5
Total	$42	$13	$17	$69	$18	$159
As of the third quarter of fiscal 2023, we recorded restructuring and related charges to date of $41 million and $118 million in Cost of Sales and Selling, General and Administrative, respectively, in our Consolidated Condensed Statements of Income. Included in the above results are $146 million of charges to date that have resulted or will result in cash outflows and $13 million in non-cash charges to date.
The following table reflects our liability related to the 2022 Program, which was recognized in other current liabilities in our Consolidated Condensed Balance sheet as of July 1, 2023 (in millions):

	Balance at October 1, 2022	Restructuring Expense	Payments	Changes in Estimates	Balance at July 1, 2023
Severance costs	$66	$56	$12	$(14)	$96
Relocation and related costs	—	33	27	—	6
Professional and other fees	—	5	3	—	2
Total	$66	$94	$42	$(14)	$104
As the Company continues to evaluate its business strategies and long-term growth targets, additional restructuring activities may occur.
Plant Closures
In the second quarter of fiscal 2023, after a strategic review of assets within its Chicken segment, the Company approved the closure of two of the Company's Chicken facilities in Glen Allen, Virginia and Van Buren, Arkansas, to optimize network asset utilization. As a result, we recorded $15 million and $107 million in closure charges, primarily related to grower contract terminations, accelerated depreciation, severance, retention and related costs for the three and nine months ended July 1, 2023, respectively. We shifted production to other facilities and ceased operations at the impacted locations in the third quarter of fiscal 2023. The charges are reflected in the Consolidated Condensed Statements of Income in Cost of Sales. Our plant closure liability was $72 million at July 1, 2023 and we had no plant closure liability at October 1, 2022.
In August 2023, as part of the ongoing strategic review, the Company approved the closure of four Chicken segment processing facilities, located in Corydon, Indiana; Dexter, Missouri; Noel, Missouri; and North Little Rock, Arkansas, to further optimize network asset utilization. We expect to shift production to other facilities and cease operations at the impacted locations in our first two quarters of fiscal 2024. We continue to evaluate the financial statement impact of the closures for charges related to contract terminations, impairments, accelerated depreciation, severance and retention. Based on our preliminary analysis, we currently estimate total charges of $300 million to $400 million which we expect to be recorded beginning in the fourth quarter of fiscal 2023 through the planned closure dates. We continue to strategically evaluate optimization of such items as network capacity, manufacturing efficiencies and business technology. If we have a significant change in strategies, outlook, or a manner in which we plan to use these assets, we may be exposed to future impairments.

NOTE 7: DEBT
The major components of debt are as follows (in millions):

	July 1, 2023	October 1, 2022
Revolving credit facility	$—	$—
Commercial paper	—	—
Senior notes:
3.90% Senior notes due September 2023	400	400
3.95% Notes due August 2024	1,250	1,250
4.00% Notes due March 2026 (“2026 Notes”)	800	800
3.55% Notes due June 2027	1,350	1,350
7.00% Notes due January 2028	18	18
4.35% Notes due March 2029 (“2029 Notes”)	1,000	1,000
6.13% Notes due November 2032	158	160
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	500	500
4.55% Notes due June 2047	750	750
5.10% Notes due September 2048 (“2048 Notes”)	1,500	1,500
Discount on senior notes	(37)	(39)
Term loans:
Term loan facility due May 2026 (6.32% at July 1, 2023)	1,000	—
Term loan facility due May 2028	—	—
Other	173	175
Unamortized debt issuance costs	(42)	(43)
Total debt	9,320	8,321
Less current debt	457	459
Total long-term debt	$8,863	$7,862
Revolving Credit Facility and Letters of Credit
We have a $2.25 billion revolving credit facility that supports short-term funding needs and serves as a backstop to our commercial paper program. The facility will mature and the commitments thereunder will terminate in September 2026 with options for two one-year extensions. At July 1, 2023, amounts available for borrowing under this facility totaled $2.25 billion and we had no outstanding borrowings and no outstanding letters of credit issued under this facility. At July 1, 2023 we had $97 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs and other legal obligations. In the future, if any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility. In November 2022, we entered into an amendment to change the reference rate from the London interbank offered rate (commonly referred to as LIBOR) to a rate based on the secured overnight financing rate (commonly referred to as SOFR).
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured short-term promissory notes up to an aggregate maximum principal amount of $1.5 billion. As of July 1, 2023, we had no commercial paper outstanding. Our ability to access commercial paper in the future may be limited or its costs increased.
Term Loan Facilities
In the third quarter of fiscal 2023, we executed two new term loan facilities totaling $1.75 billion to refinance our short-term promissory notes ("commercial paper program") and for general corporate purposes. The first term loan facility totaling $1.0 billion matures on May 3, 2026 and we borrowed the full $1.0 billion available under this loan facility and used it to repay $610 million of outstanding commercial paper obligations. The second term loan facility totaling $750 million matures on May 3, 2028 and at July 1, 2023, we had no outstanding borrowings under this facility. Both term loans may be prepaid under certain conditions. The interest rate on both term loan facilities will be equal to SOFR plus a predetermined borrowing spread determined by our credit rating. Additionally, the term loan facilities contain covenants that are similar to those contained in the revolving credit facility.

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
We were in compliance with all debt covenants at July 1, 2023.
NOTE 8: EQUITY
Share Repurchases
As of July 1, 2023, 7.3 million shares remained available for repurchase under the Company's share repurchase program. The program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans. A summary of share repurchases of our Class A stock is as follows (in millions):

	Three Months Ended				Nine Months Ended
	July 1, 2023		July 2, 2022		July 1, 2023		July 2, 2022
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	—	$—	1.8	$155	4.7	$300	6.9	$587
To fund certain obligations under equity compensation plans	0.2	11	0.1	15	0.7	43	1.2	106
Total share repurchases	0.2	$11	1.9	$170	5.4	$343	8.1	$693
NOTE 9: INCOME TAXES
Our effective tax rate was (1.8)% on pretax loss for the third quarter of fiscal 2023, 23.6% on pretax income for the third quarter of fiscal 2022, (67.9)% on pretax loss for the first nine months of fiscal 2023 and 22.1% on pretax income for the first nine months of fiscal 2022. The percentage impacts of items on the effective tax rate were greater in fiscal 2023 due to the level of pretax income (loss) in fiscal 2023 compared to fiscal 2022. The effective tax rates for the third quarter and first nine months of fiscal 2023 include the impacts of a $448 million non-deductible goodwill impairment. In all periods presented, the effective tax rates include the impacts of state tax expense and various tax benefits; however, tax benefits increase the effective tax rate in a period of pretax loss and decrease the effective tax rate in a period of pretax income. Additionally, the effective tax rate for the first nine months of fiscal 2022 includes a $36 million benefit from the remeasurement of deferred income taxes, primarily due to legislation decreasing state tax rates enacted in the first quarter of fiscal 2022.
Unrecognized tax benefits were $156 million and $152 million at July 1, 2023 and October 1, 2022, respectively.
In December 2021, we received an assessment from the Mexican tax authorities related to the 2015 sale of our direct and indirect equity interests in subsidiaries which held our Mexico operations. The assessment totals approximately $496 million (8.5 billion Mexican pesos), which includes tax, inflation adjustment, interest and penalties. We believe the assertions made in the assessment letter have no merit and will defend our positions through the Mexican administrative appeal process and litigation, if necessary. Based on our analysis of this assessment in accordance with FASB guidance related to unrecognized tax benefits, we have not recorded a liability related to the issue.

NOTE 10: EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Numerator:
Net income (loss)	$(435)	$753	$(206)	$2,712
Less: Net income (loss) attributable to noncontrolling interests	(18)	3	(8)	12
Net income (loss) attributable to Tyson	(417)	750	(198)	2,700
Less dividends declared:
Class A	137	132	416	406
Class B	30	29	92	88
Undistributed earnings (losses)	$(584)	$589	$(706)	$2,206

Class A undistributed earnings (losses)	$(478)	$484	$(578)	$1,813
Class B undistributed earnings (losses)	(106)	105	(128)	393
Total undistributed earnings (losses)	$(584)	$589	$(706)	$2,206

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	284	289	285	291
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70	70	70
Effect of dilutive securities:
Stock options, restricted stock and performance units	—	3	—	3
Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversions	354	362	355	364

Net income (loss) per share attributable to Tyson:
Class A basic	$(1.18)	$2.14	$(0.56)	$7.64
Class B basic	$(1.08)	$1.92	$(0.51)	$6.87
Diluted	$(1.18)	$2.07	$(0.56)	$7.42
Dividends Declared Per Share:
Class A	$0.480	$0.460	$1.460	$1.395
Class B	$0.432	$0.414	$1.314	$1.256
Approximately 9 million of our stock-based compensation shares were antidilutive for the three and nine months ended July 1, 2023. Approximately 2 million of our stock-based compensation shares were antidilutive for the three and nine months ended July 2, 2022. These shares were not included in the diluted earnings per share calculation.
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

NOTE 11: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs and risks are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize various industry-standard models that take into account the implicit cost of hedging. Credit risks associated with our derivative contracts are not significant as we minimize counterparty exposure by dealing with credit-worthy counterparties and utilizing exchange traded instruments, margin accounts or letters of credit. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at July 1, 2023.
We had the following net aggregated outstanding notional amounts related to our derivative financial instruments:

in millions, except soybean meal tons	Metric	July 1, 2023	October 1, 2022
Commodity:
Corn	Bushels	75	44
Soybean Meal	Tons	645,030	532,700
Live Cattle	Pounds	397	280
Lean Hogs	Pounds	206	339
Foreign Currency	United States dollar	$183	$249
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
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes as well as interest rates to our variable rate debt. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant for the three and nine months ended July 1, 2023, and July 2, 2022. As of July 1, 2023, we had $13 million of realized losses related to treasury rate locks in connection with the issuance of the 2026, 2029 and 2048 Notes, which will be reclassified to earnings over the lives of these notes. During the nine months ended July 1, 2023 and July 2, 2022, we did not reclassify significant pretax gains or losses into earnings as a result of the discontinuance of cash flow hedges. For the nine months ended July 1, 2023 and July 2, 2022, we had no gains or losses recognized in OCI on derivatives designated as cash flow hedges.
Fair Value Hedges
We designate certain derivative contracts as fair value hedges of firm commitments to purchase livestock for harvest. Our objective of these hedges is to minimize the risk of changes in fair value created by fluctuations in commodity prices associated with fixed price livestock firm commitments. For these derivative instruments we designate and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the same period. We include the gain or loss on the hedged items (e.g., livestock purchase firm commitments) in the same line item, Cost of Sales, as the offsetting gain or loss on the related livestock forward position. Ineffectiveness related to fair value hedges was not significant for the three and nine months ended July 1, 2023, and July 2, 2022. The following table sets forth the carrying amount of fair value hedge (assets) liabilities as of July 1, 2023 and October 1, 2022 (in millions):

Consolidated Condensed Balance Sheets Classification	July 1, 2023	October 1, 2022
Inventory	$23	$(12)
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

Reclassification to Earnings
The following table sets forth the total amounts of each income and expense line item presented in the Consolidated Condensed Statements of Income in which the effects of hedges are recorded (in millions):

Consolidated Condensed Statements of Income Classification	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Cost of Sales	$12,463	$11,884	$37,361	$34,184
Interest Expense	89	85	262	282
Other, net	(7)	(34)	(50)	(111)
The following table sets forth the pretax impact of the cash flow, fair value and undesignated derivative instruments in the Consolidated Condensed Statements of Income (in millions):

Consolidated Condensed Statements of Income Classification		Three Months Ended		Nine Months Ended
		July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Cost of Sales	Gain (Loss) on cash flow hedges reclassified from OCI to Earnings:
	Commodity contracts	$—	$—	$—	$—
	Gain (Loss) on fair value hedges:
	Commodity contracts (a)	(5)	(6)	(6)	(22)
	Gain (Loss) on derivatives not designated as hedging instruments:
	Commodity contracts	(84)	(19)	(92)	161
Total		$(89)	$(25)	$(98)	$139

Interest Expense	Gain (Loss) on cash flow hedges reclassified from OCI to Earnings:
	Interest rate contracts	$—	$—	$(1)	$(1)

Other, net	Gain (Loss) on derivatives not designated as hedging instruments:
	Foreign exchange contracts	$(7)	$1	$3	$5
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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

July 1, 2023	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$5	$—	$(3)	$2
Undesignated	—	139	—	(80)	59
Available-for-sale securities (current)	—	7	—	—	7
Other Assets:
Available-for-sale securities (non-current)	—	66	31	—	97
Deferred compensation assets	23	390	—	—	413
Total assets	$23	$607	$31	$(83)	$578
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$28	$—	$(28)	$—
Undesignated	—	181	—	(156)	25
Total liabilities	$—	$209	$—	$(184)	$25

October 1, 2022	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$14	$—	$(6)	$8
Undesignated	—	154	—	(58)	96
Available-for-sale securities (current)	—	1	—	—	1
Other Assets:
Available-for-sale securities (non-current)	—	65	35	—	100
Deferred compensation assets	38	327	—	—	365
Total assets	$38	$561	$35	$(64)	$570
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$2	$—	$(2)	$—
Undesignated	—	106	—	(72)	34
Total liabilities	$—	$108	$—	$(74)	$34
(a) Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. Additionally, at July 1, 2023, and October 1, 2022, we had $101 million and $10 million, respectively, of net cash collateral with various counterparties where master netting arrangements exist and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Nine Months Ended
	July 1, 2023	July 2, 2022
Balance at beginning of year	$35	$48
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	1	(2)
Purchases	5	7
Issuances	—	—
Settlements	(10)	(15)
Balance at end of period	$31	$38
Total gains (losses) for the nine month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—
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
Available-for-Sale Securities
Our investments in marketable debt securities are classified as available-for-sale and are reported at fair value based on pricing models and quoted market prices adjusted for credit and non-performance risk. Short-term investments with maturities of less than 12 months are included in Other current assets in the Consolidated Condensed Balance Sheets. All other marketable debt securities are included in Other Assets in the Consolidated Condensed Balance Sheets and have maturities ranging up to 46 years.
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
The following table sets forth our available-for-sale securities’ amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	July 1, 2023			October 1, 2022
	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)
Available-for-sale securities:
Debt securities:
U.S. treasury and agency	$77	$73	$(4)	$71	$66	$(5)
Corporate and asset-backed	32	31	(1)	37	35	(2)
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

We consider many factors in determining whether a loss is credit-related, including the financial condition and near-term prospects of the issuer, borrower repayment characteristics for asset-backed securities, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no direct write-offs or allowances for credit losses in earnings for the three and nine months ended July 1, 2023, and July 2, 2022.
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
In the third quarter of fiscal 2023, we recorded goodwill impairment charges of $210 million and $238 million in our Chicken segment and International/Other, respectively. We estimated the fair value of our reporting units utilizing various valuation techniques, with the primary technique being an income approach (discounted cash flow method) and another technique being a market approach (guideline public company method), which incorporated significant unobservable Level 3 inputs. We did not have any other significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the nine months ended July 1, 2023. In the nine months ended July 2, 2022, we recognized gains of $37 million in Other, net in the Consolidated Condensed Statements of Income, based upon observable price changes. Equity investments without readily determinable fair values are measured using Level 3 inputs and are included in Other Assets in the Consolidated Condensed Balance Sheets.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	July 1, 2023		October 1, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total debt	$8,827	$9,320	$7,762	$8,321
NOTE 13: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after-tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended						Nine Months Ended
	July 1, 2023			July 2, 2022			July 1, 2023			July 2, 2022
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to interest expense	$—	$—	$—	$—	$—	$—	$1	$—	$1	$1	$—	$1

Investments:
Unrealized gain (loss)	—	—	—	(1)	—	(1)	2	—	2	(6)	1	(5)

Currency translation:
Translation adjustment	(35)	—	(35)	(115)	3	(112)	64	—	64	(88)	3	(85)

Postretirement benefits:
Unrealized gain (loss)	—	—	—	2	—	2	1	—	1	7	(1)	6
Total other comprehensive income (loss)	$(35)	$—	$(35)	$(114)	$3	$(111)	$68	$—	$68	$(86)	$3	$(83)

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
Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Sales:
Beef	$4,956	$4,959	$14,296	$14,995
Pork	1,324	1,619	4,274	4,810
Chicken	4,212	4,366	12,905	12,342
Prepared Foods	2,383	2,447	7,343	7,173
International/Other	633	602	1,879	1,717
Intersegment	(368)	(498)	(1,164)	(1,492)
Total Sales	$13,140	$13,495	$39,533	$39,545

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Operating Income (Loss):
Beef(a)	$66	$533	$232	$2,127
Pork	(74)	25	(128)	248
Chicken(b)	(314)	277	(503)	615
Prepared Foods	206	186	705	635
International/Other(c)	(234)	12	(238)	19
Total Operating Income (Loss)	(350)	1,033	68	3,644

Total Other (Income) Expense	76	47	190	161

Income (Loss) before Income Taxes	$(426)	$986	$(122)	$3,483
(a) Beef segment results for the nine months ended July 1, 2023 included $42 million of insurance proceeds, net of costs incurred, recognized in Cost of Sales. Additionally, Beef segment results for the three and nine months ended July 2, 2022 included $27 million recognized in Cost of Sales of insurance proceeds related to a fire at one of our production facilities in the fourth quarter of fiscal 2019.
(b) Chicken segment results for the three and nine months ended July 1, 2023 included insurance proceeds, net of costs incurred, of $22 million and $15 million, respectively, recognized in Cost of Sales, and costs related to plant closures of $15 million and $107 million, respectively, recognized in Cost of Sales. Chicken segment results for the three and nine months ended July 1, 2023 included charges of $38 million related to the recognition of a legal contingency accrual, recognized as a reduction to Sales pursuant to FASB guidance related to accounting for revenue from contracts with customers, and $210 million of goodwill impairment. Additionally, Chicken segment results for the three and nine months ended July 2, 2022 included insurance proceeds, net of costs incurred, of $8 million and $26 million, respectively, recognized in Cost of Sales.
(c) International/Other results for the three and nine months ended July 1, 2023 included $238 million of goodwill impairment.

The following tables further disaggregate our sales to customers by major distribution channels (in millions):

	Three months ended July 1, 2023
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$2,313	$1,257	$671	$575	$140	$4,956
Pork	394	125	294	305	206	1,324
Chicken	1,823	1,636	264	467	22	4,212
Prepared Foods	1,396	898	55	34	—	2,383
International/Other	—	—	633	—	—	633
Intersegment	—	—	—	—	(368)	(368)
Total	$5,926	$3,916	$1,917	$1,381	$—	$13,140

	Three months ended July 2, 2022
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$2,130	$1,255	$828	$611	$135	$4,959
Pork	466	133	313	405	302	1,619
Chicken	1,889	1,607	294	515	61	4,366
Prepared Foods	1,412	944	52	39	—	2,447
International/Other	—	—	602	—	—	602
Intersegment	—	—	—	—	(498)	(498)
Total	$5,897	$3,939	$2,089	$1,570	$—	$13,495

	Nine months ended July 1, 2023
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$6,581	$3,577	$1,978	$1,782	$378	$14,296
Pork	1,268	356	926	994	730	4,274
Chicken	5,668	4,902	758	1,521	56	12,905
Prepared Foods	4,334	2,734	162	113	—	7,343
International/Other	—	—	1,879	—	—	1,879
Intersegment	—	—	—	—	(1,164)	(1,164)
Total	$17,851	$11,569	$5,703	$4,410	$—	$39,533

	Nine months ended July 2, 2022
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$6,561	$3,755	$2,492	$1,776	$411	$14,995
Pork	1,374	391	884	1,204	957	4,810
Chicken	5,221	4,757	792	1,448	124	12,342
Prepared Foods	4,147	2,770	142	114	—	7,173
International/Other	—	—	1,717	—	—	1,717
Intersegment	—	—	—	—	(1,492)	(1,492)
Total	$17,303	$11,673	$6,027	$4,542	$—	$39,545
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
(d) Includes sales to industrial food processing companies that further process our product to sell to end consumers and any remaining sales not included in the Retail, Foodservice or International categories. For the third quarter and nine months of fiscal 2023, the Chicken segment included a $38 million reduction in Other due to the recognition of a legal contingency accrual.
NOTE 15: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of grower loans, which are substantially collateralized by the underlying assets. The remaining terms of the underlying obligations cover periods up to 8 years, and the maximum potential amount of future payments as of July 1, 2023, was not significant. The likelihood of material payments under these guarantees is not considered probable. At July 1, 2023 and October 1, 2022, no significant liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum commitment associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum commitment as of July 1, 2023 was approximately $280 million. The total receivables under these programs were $20 million and $6 million at July 1, 2023 and October 1, 2022, respectively. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we had a $6 million allowance for these programs’ estimated uncollectible receivables at July 1, 2023, and no allowance at October 1, 2022.

When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. These funds are generally considered restricted cash, which is reported in the Consolidated Condensed Balance Sheets in Other Assets. We had no deposits at July 1, 2023 and October 1, 2022. Additionally, under certain agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At July 1, 2023, the total amount under these types of arrangements totaled $797 million.
Contingencies
In the normal course of business, we are involved in various claims, lawsuits, investigations and legal proceedings, including those specifically identified below. Each quarter, we determine whether to accrue for loss contingencies based on our assessment of whether the potential loss is probable, reasonably possible or remote and to the extent a loss is probable, whether it is reasonably estimable. We record accruals in the Company’s Consolidated Financial Statements for matters that we conclude are probable and the financial impact is reasonably estimable. Regardless of the manner of resolution, frequently the most significant changes in the status of a matter may occur over a short time period, often following a lengthy period of little substantive activity. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters. Listed below are certain claims made against the Company for which the magnitude of the potential exposure could be material to the Company’s Consolidated Financial Statements. There were no other significant changes to the loss contingency accruals described below reflected in the Company’s Consolidated Condensed Statements of Income for the three months and nine months ended July 1, 2023.
Broiler Antitrust Civil Litigation
Beginning in September 2016, a series of putative federal class action lawsuits styled In re Broiler Chicken Antitrust Litigation (the “Broiler Antitrust Civil Litigation”) were filed in the United States District Court for the Northern District of Illinois against us and certain of our poultry subsidiaries, as well as several other poultry processing companies. The operative complaints, which have been amended throughout the litigation, contain allegations that, among other things, assert that beginning in January 2008, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of broiler chickens in violation of United States antitrust laws. The plaintiffs also allege that defendants “manipulated and artificially inflated a widely used Broiler price index, the Georgia Dock.” The plaintiffs further allege that the defendants concealed this conduct from the plaintiffs and the members of the putative classes. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. In addition, the complaints on behalf of the putative classes of indirect purchasers include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. Since the original filing, certain putative class members have opted out of the matter and are proceeding with individual direct actions making similar claims, and others may do so in the future. The first trial in this matter, which will involve claims brought by the Direct Purchaser Plaintiff Class and certain direct-action plaintiffs, is scheduled to begin on September 12, 2023. On June 30, 2023, the court granted, in part, and denied, in part, summary judgment motions the Company had filed and joined, narrowing the scope of the claims the Company is facing in this first trial.
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
We are currently pursuing settlement discussions with the remaining opt-out plaintiffs with respect to the remaining claims. While we do not admit any liability as part of the settlements, we believe that the settlements were in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation. During the three months and nine months ended July 1, 2023, the Company recorded an additional $38 million charge related to this matter. Additionally, during the first nine months of fiscal 2023 and fiscal 2022, the Company reduced its total recorded legal contingency accrual by $11 million and $197 million, respectively, for amounts it had paid in connection with settlements related to this matter. Accordingly, at July 1, 2023 and October 1, 2022, the legal contingency accrual for claims related to this matter was $149 million and $122 million, respectively.

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
State Matters. The Offices of the Attorneys General in New Mexico and Alaska have filed complaints against us and certain of our poultry subsidiaries, as well as several other poultry processing companies and Agri Stats, Inc., an information services provider (“Agri Stats”). The complaints are based on allegations similar to those asserted in the Broiler Antitrust Civil Litigation and allege violations of state antitrust, unfair trade practice, and unjust enrichment laws. We are cooperating with various state governmental agencies and officials, including the Offices of the Attorneys General for Florida and Louisiana, investigating or otherwise seeking information, testimony and/or documents, regarding the conduct alleged in the Broiler Antitrust Civil Litigation and related matters. The Company has not recorded any liability in connection with these matters as it does not believe a loss is probable or reasonably estimable at this time in respect of the claims by the New Mexico and Alaska Attorneys General and the investigations by the Florida and Louisiana Attorneys General.
Broiler Chicken Grower Litigation
Following the settlement of our previously disclosed In re Broiler Chicken Grower Litigation during fiscal 2022, in October 2022, the DOJ’s Antitrust Division opened a civil investigation into broiler chicken grower contracts and alleged non-competitive practices involving performance-based compensation sharing for the purpose of stabilizing compensation below competitive levels. We continue to cooperate with the investigation.
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
We received a subpoena dated April 21, 2022 from the New York Attorney General’s Bureau of Consumer Frauds & Protection seeking information regarding our sales, prices and production costs of beef, pork and chicken products. After we had made an initial production of information, we were unable to agree with the New York Attorney General's office on the appropriate scope of the subpoena. Following initial litigation on the scope of the subpoena, we are reviewing and producing documents.
Wage Rate Litigation
On August 30, 2019, a putative class of non-supervisory production and maintenance employees at chicken processing plants in the continental United States filed class action complaints against us and certain of our subsidiaries, as well as several other poultry processing companies, in the United States District Court for the District of Maryland. The plaintiffs allege that the defendants directly and through a wage survey and benchmarking service exchanged information regarding labor rates in an effort to depress and fix the rates of wages for non-supervisory production and maintenance workers in violation of federal antitrust laws. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. Additional lawsuits making similar allegations were consolidated including an amended consolidated complaint containing additional allegations concerning turkey processing plants naming additional defendants. We moved to dismiss the amended consolidated complaint. On September 16, 2020, the court dismissed claims against us and certain other defendants without prejudice because the complaint improperly grouped together corporate subsidiaries. The court otherwise denied the defendants’ motions to dismiss and sustained claims based on alleged conspiracies to fix wages and exchange information against five other defendants. The plaintiffs filed a second amended consolidated complaint on November 2, 2020. We moved to dismiss the complaint on December 18, 2020 based on a lack of standing to assert claims on behalf of the purported class. The court denied the motion to dismiss on March 10, 2021. On February 16, 2022, the plaintiffs filed a third amended consolidated complaint naming additional poultry processors as defendants and expanding the scope of the claims to include employees at hatcheries and feed mills. We moved to dismiss the claims related to hatchery and feed mill employees. The court denied the motion to dismiss on July 19, 2022. In the third quarter of fiscal 2021, the Company recorded an accrual for the estimated probable losses that it expects to incur for this matter in the Company’s Consolidated Condensed Financial Statements. There was no change to the accrual in fiscal 2022 or the first nine months of fiscal 2023.
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

Other Matters
Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (“NLRC”) from 1998 through July 1999. The complaint was filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines in 1995 by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In late 2004, a labor arbiter ruled against the respondents and awarded the complainants approximately $62 million in damages and fees. From 2004 through 2014, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. On December 15, 2016, we learned that the NLRC rendered its decision on November 29, 2016, regarding the respondents’ appeals from the labor arbiter’s 2004 ruling in favor of the complainants. The NLRC increased the award for 4,922 of the total 5,984 complainants to approximately $269 million. However, the NLRC approved a prior settlement reached with the group comprising approximately 18% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company agreed to pay each settling complainant approximately $1,229. The parties filed numerous appeals, motions for reconsideration and petitions for review related to the NLRC award and settlement payment. The Court of Appeals subsequently vacated the NLRC’s award on April 12, 2018. Complainants have filed motions for reconsideration with the Court of Appeals which were denied. Claimants have since filed petitions for writ of certiorari with the Supreme Court of the Philippines, which has accepted. The Company continues to maintain an accrual for estimated probable losses for this matter in the Company’s Consolidated Financial Statements.
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

Overview
General
Sales were relatively flat in the first nine months of fiscal 2023, but decreased 3% in the third quarter largely due to decreased sales in our Pork segment. We incurred an operating loss of $350 million for the third quarter of fiscal 2023 as compared to operating income of $1,033 million in the third quarter of fiscal 2022 as we experienced lower operating income in all our segments other than the Prepared Foods segment. In the third quarter of fiscal 2023, our operating income was impacted by $448 million of goodwill impairment charges, $50 million of restructuring and related charges, $15 million in plant closures charges, a $38 million legal contingency accrual, and benefited from $22 million of insurance proceeds, net of costs incurred associated with a production facility fire. In the third quarter of fiscal 2022, operating income was impacted by $35 million of insurance proceeds, net of costs. For the first nine months of fiscal 2023, operating income was $68 million as compared to operating income of $3,644 million for the same period in fiscal 2022 as we experienced lower operating income in all our segments other than the Prepared Foods segment. In the nine months ended July 1, 2023, our operating income was impacted by $93 million of restructuring and related charges, $107 million in plant closures charges and benefited from $57 million of insurance proceeds net of costs, related to facility fires. In the nine months ended July 2, 2022, our operating income was impacted by $53 million of insurance proceeds, net of costs.
Market Environment
According to the United States Department of Agriculture, domestic protein production (beef, pork, chicken and turkey) decreased slightly in the third quarter of fiscal 2023 as compared to the same period in fiscal 2022. All segments experienced inflation in operating costs, especially in labor and certain materials, however, the rate of inflation is starting to decrease and protein prices are beginning to level off. We continue to pursue recovery of increased input costs through pricing. Additionally, the conflict between Ukraine and Russia has led to economic sanctions against Russia and certain regions of Ukraine and Belarus. As of July 1, 2023, the impact of this conflict has not had a material direct impact on our financial performance. However, the conflict is still ongoing and there are many risks and uncertainties in relation to the conflict that are outside of our control. If the conflict escalates further or if additional countries join the conflict and additional economic sanctions are imposed, it could have a material impact on our business operations and financial performance. The Beef segment experienced reduced supply of market-ready cattle and increased live cattle costs. The Pork segment experienced sufficient supply, despite herd health challenges in the industry, and reduced live hog costs, but was negatively impacted by softening export demand. The Chicken segment experienced increased feed ingredient and other input costs along with excess domestic supply impacts to sales pricing. The Prepared Foods segment experienced decreased raw material costs primarily due to lower meat costs.
The Federal Reserve has increased interest rates, and it is anticipated that interest rates will continue to rise in the near term. Our direct exposure to rising interest rates is somewhat tempered given our strong liquidity position in addition to our current debt structure in which most of our borrowings have fixed interest rates. At July 1, 2023, we had $3.7 billion of liquidity and our current debt was $0.5 billion. Should we need to issue additional debt or borrow under our existing revolving credit facility, we may be exposed to higher interest rates than our current outstanding borrowings.
COVID-19
We continue to proactively monitor and respond to the evolving nature of the COVID-19 pandemic and its impact to our global business. Our ongoing COVID-19 task force was formed for the primary purposes of maintaining the health and safety of our team members, ensuring our ability to operate our processing facilities and maintaining the liquidity of our business. We have experienced and continue to experience multiple challenges related to the pandemic. The most significant challenge we face is the availability of team members to operate our production facilities as our production facilities continue to experience varying levels of absenteeism. The health and safety of our team members remains our top priority, and we continue to provide a variety of health and safety resources and services to team members and their family members. Additionally, we have experienced some challenges in our supply chain such as volatility of inputs, availability of shipping containers and port congestion. These challenges impacted our operating costs, but generally, we experienced lower direct incremental costs associated with COVID-19 in the third quarter and first nine months of fiscal 2023 as compared to previous fiscal years. The long-term impacts of COVID-19 remain uncertain and will depend on future developments, including the duration and spread of potential future COVID-19 variants and the resurgence of existing COVID-19 variants, and related actions taken by federal, state and local government officials to prevent and manage disease spread, and effectively distribute and administer vaccinations, all of which contain some level of uncertainty and cannot be easily predicted.
Margins
Our total operating margin was (2.7)% in the third quarter of fiscal 2023. Operating margins by segment were as follows:
•Beef – 1.3%
•Pork – (5.6)%
•Chicken – (7.5)%
•Prepared Foods – 8.6%

Strategy
Our strategy is to sustainably feed the world with the fastest growing protein brands. We intend to achieve our strategy as we: grow our business by delivering superior value to consumers and customers; deliver fuel for growth and returns through commercial, operational and financial excellence; and sustain our Company and our world for future generations.
Beginning in fiscal 2022, we launched a new productivity program, which is designed to drive a better, faster and more agile organization that is supported by a culture of continuous improvement and faster decision-making. The execution of this program is supported by a program management office that ensures delivery of key project milestones and reports on savings achievements connected with the three pillars of the program. The first pillar is operational and functional excellence, which includes functional efficiency efforts in Finance, HR and Procurement focused on applying best practices to reduce costs. The second pillar is the use of new digital solutions like artificial intelligence and predictive analytics to drive efficiency in operations, supply chain planning, logistics and warehousing. The third pillar is automation, which will leverage automation and robotics technologies to automate difficult and higher turnover positions. We expect the productivity savings to be recognized in each of our reportable segments as they benefit from the achievements connected with the three pillars of the program. At this time, we do not anticipate costs associated with this program to be material and capital expenditures associated with automation and other activities are included in our capital expenditure expectations. We were targeting $1 billion in productivity savings by the end of fiscal 2024 relative to a fiscal 2021 cost baseline. We realized more than $700 million of productivity savings in fiscal 2022, which partially offset the impacts of inflationary market conditions, and we surpassed our aggregate $1 billion target in the second quarter of fiscal 2023, more than a year ahead of our plan.
In the fourth quarter of fiscal 2022, the Company approved a restructuring program, the 2022 Program, which is expected to improve business performance, increase collaboration, enhance team member agility, enable faster decision-making and reduce redundancies. In conjunction with the 2022 Program, the Company is bringing together all its corporate team members from the Chicago, Downers Grove and Dakota Dunes area corporate locations to its world headquarters in Springdale, Arkansas, through a phased relocation commencing in early calendar year 2023. In the third quarter of fiscal 2023, the Company approved an extension to the program related to removing additional redundancies in corporate overhead. We recognized $50 million and $93 million of pretax charges in the three months and nine months ended July 1, 2023, respectively, associated with the 2022 Program consisting of severance related costs, relocation and related costs, accelerated depreciation, contract and lease termination and professional and other fees. The Company currently anticipates the 2022 Program will result in cumulative pretax charges of approximately $232 million. As the Company continues to evaluate its business strategies and long-term growth targets, additional restructuring activities may occur. The following tables set forth the pretax impact of restructuring and related charges in the Consolidated Condensed Statements of Income and the pretax impact by our reportable segments. For further description refer to Part I, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 6: Restructuring and Related Charges (in millions).

	Three Months Ended	Nine Months Ended
	July 1, 2023	July 1, 2023
Cost of Sales	$19	$23
Selling, General and Administrative	31	70
Total Restructuring and related charges, pretax	$50	$93

	Three Months Ended	Nine Months Ended	2022 Program charges to date	Total estimated
	July 1, 2023	July 1, 2023	July 1, 2023	2022 Program charges
Beef	$13	$26	$42	$56
Pork	4	8	13	19
Chicken	10	11	17	17
Prepared Foods	14	33	69	118
International/Other	9	15	18	22
Total Restructuring and related charges, pretax	$50	$93	$159	$232

Summary of Results
Sales

in millions	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Sales	$13,140	$13,495	$39,533	$39,545
Change in sales volume	0.3%		1.5%
Change in average sales price	(2.6)%		(1.4)%
Sales growth	(2.6)%		—%
Third quarter – Fiscal 2023 vs Fiscal 2022
•Sales Volume – Sales were positively impacted by an increase in sales volume, which accounted for an increase of $47 million, driven by increased volumes in our Chicken segment partially offset by decreased volumes in our Beef segment due to reduced domestic availability of live cattle, our Prepared Foods segment due to uneven foodservice recovery and our Pork segment as a result of balancing our supply with customer demand.
•Average Sales Price – Sales were negatively impacted by lower average sales prices, which accounted for a decrease of $364 million, driven by reduced pricing in our Pork, Chicken and Prepared Foods segments, partially offset by higher average sales prices in our Beef segment.
◦The above change in average sales price for the third quarter of fiscal 2023 excludes a $38 million reduction of Sales from the recognition of legal contingency accrual.
Nine months – Fiscal 2023 vs Fiscal 2022
•Sales Volume – Sales were positively impacted by an increase in sales volume, which accounted for an increase of $586 million, driven by increased volumes in our Chicken segment partially offset by decreased volumes in our Beef segment due to reduced domestic availability of live cattle and our Pork segment as a result of balancing our supply with customer demand.
•Average Sales Price – Sales were negatively impacted by lower average sales prices, which accounted for a decrease of $560 million, driven by reduced pricing in our Beef and Pork segments, partially offset by higher average sales prices in our Chicken and Prepared Foods segments.
◦The above change in average sales price for the nine months ended July 1, 2023 excludes a $38 million reduction of Sales from the recognition of legal contingency accrual.
Cost of Sales

in millions	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Cost of sales	$12,463	$11,884	$37,361	$34,184
Gross profit	677	1,611	2,172	5,361
Cost of sales as a percentage of sales	94.8%	88.1%	94.5%	86.4%
Third quarter – Fiscal 2023 vs Fiscal 2022
•Cost of sales increased $579 million. Higher sales volume increased cost of sales $45 million while higher input cost per pound increased cost of sales $534 million.
•The $534 million impact of higher input cost per pound was impacted by:
•Increase in live cattle costs of approximately $610 million in our Beef segment.
•Increase due to net derivative losses of $89 million in the third quarter of fiscal 2023, compared to net derivative losses of $25 million in the third quarter of fiscal 2022 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.
•Increase of $50 million related to inventory lower of cost or net realizable value adjustments, primarily in our Pork and Prepared Foods segments.
•Increase of $27 million in our Beef segment related to insurance proceeds, net of costs, in the third quarter of fiscal 2022 related to a production facility fire in the fourth quarter of 2019.
•Increase of $15 million due to costs associated with plant closures.
•Decrease in live hog costs of approximately $185 million in our Pork segment.
•Decrease in raw material and other input costs of approximately $115 million in our Prepared Foods segment.

•Decrease of approximately $60 million in our Chicken segment related to net decreases in outside meat purchases, partially offset by increased feed ingredient costs and growout expenses.
•Decrease in freight and transportation costs of approximately $60 million.
•Decrease of $14 million in our Chicken segment from insurance proceeds, net of costs, related to a production facility fire in the fourth quarter of fiscal 2021.
•Remaining increase in costs across all of our segments primarily driven by net impacts on average cost per pound from mix changes as well as the impact of the inflationary environment on our labor and other input costs, partially offset by savings from our productivity program.
•The $45 million impact of increased sales volume was primarily driven by increased volumes in our Chicken segment.
Nine months – Fiscal 2023 vs Fiscal 2022
•Cost of sales increased $3,177 million. Higher sales volume increased cost of sales $507 million while higher input cost per pound increased cost of sales $2,670 million.
•The $2,670 million impact of higher input cost per pound was impacted by:
•Increase in live cattle costs of approximately $1,445 million in our Beef segment.
•Increase of $188 million related to inventory lower of cost or net realizable value adjustments, primarily in our Pork, Chicken and Prepared Foods segments.
•Increase due to net derivative losses of $98 million in the first nine months of fiscal 2023, compared to net derivative gains of $139 million in the first nine months of fiscal 2022 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.
•Increase of approximately $160 million in our Chicken segment related to net increases in feed ingredient costs, growout expenses, partially offset by reduced outside meat purchases.
•Increase of $107 million due to costs associated with plant closures.
•Increase of $11 million in our Chicken segment due to $15 million of insurance proceeds, net of costs incurred, for the first nine months of fiscal 2023 compared to $26 million of insurance proceeds, net of costs incurred, in the first nine months of fiscal 2022 related to a fire at our production facility in the fourth quarter of fiscal 2021.
•Decrease in live hog costs of approximately $160 million in our Pork segment.
•Decrease in freight and transportation costs of approximately $75 million.
•Decrease of approximately $15 million in our Beef segment from insurance proceeds related to the fire at our production facility in the fourth quarter of fiscal 2019.
•Decrease in raw material and other input costs of approximately $10 million in our Prepared Foods segment.
•Remaining increase in costs across all of our segments primarily driven by net impacts on average cost per pound from mix changes as well as the impact of the inflationary environment on our labor and other input costs, partially offset by savings from our productivity program.
•The $507 million impact of increased sales volume was primarily driven by increased volumes in our Chicken segment.
Selling, General and Administrative

in millions	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Selling, general and administrative expense	$579	$578	$1,656	$1,717
As a percentage of sales	4.4%	4.3%	4.2%	4.3%
Third quarter – Fiscal 2023 vs Fiscal 2022
•Increase of $1 million in selling, general and administrative was primarily driven by:
•Increase of $31 million in restructuring and related costs.
•Increase of $21 million in marketing, advertising and promotion expenses.
•Decrease of $48 million in employee costs primarily from incentive-based compensation.
Nine months – Fiscal 2023 vs Fiscal 2022
•Decrease of $61 million in selling, general and administrative was primarily driven by:
•Decrease of $159 million in employee costs primarily from incentive-based compensation.
•Decrease of $37 million in professional fees.
•Decrease of $15 million in technology related costs.

•Increase of $70 million in restructuring and related costs.
•Increase of $50 million in marketing, advertising and promotion expenses.
•Increase of $21 million in product donations.
Goodwill Impairment
Third quarter and nine months – Fiscal 2023 vs Fiscal 2022
•Due to lower than anticipated operating results and changing market fundamentals, as well as a drop in our market capitalization to below our book value, we performed an interim assessment of goodwill. Based on this assessment, we recorded $448 million goodwill impairment charge.
Interest Expense

in millions	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
	$89	$85	$262	$282
Third quarter and nine months – Fiscal 2023 vs Fiscal 2022
•Interest expense primarily included interest expense related to our senior notes, in addition to commitment fees incurred on our revolving credit facility. The increase in interest expense for the three months ended July 1, 2023 was primarily due to outstanding commercial paper balances during the quarter and interest expense on the balance of one of our term loan facilities. The decrease in interest expense for the nine months ended July 1, 2023 was primarily due to the redemption of the June 2022 Senior Notes in fiscal 2022.
Other (Income) Expense, net

in millions	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Total other (income) expense, net	$(7)	$(34)	$(50)	$(111)
Third quarter and nine months – Fiscal 2023
•Included $22 million of production facilities fire insurance proceeds offset by $7 million of foreign exchange losses in the third quarter of fiscal 2023. Included $22 million of foreign exchange gains and $16 million of joint venture earnings in the first nine months of fiscal 2023.
Third quarter and nine months – Fiscal 2022
•Included $19 million of joint venture earnings in the third quarter of fiscal 2022. Included $54 million of production facilities fire insurance proceeds and a $37 million gain on an equity investment due to an observable price change in the first nine months of fiscal 2022.
Effective Tax Rate

Three Months Ended		Nine Months Ended
July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
(1.8)%	23.6%	(67.9)%	22.1%
Third quarter – Fiscal 2023 vs Fiscal 2022
•The percentage impacts of items on the effective tax rate were greater in fiscal 2023 due to the level of pretax income (loss) in fiscal 2023 compared to fiscal 2022.
•The fiscal 2023 third quarter effective tax rate was impacted by a $448 million non-deductible goodwill impairment.
•In both periods, the effective tax rates were impacted by state tax expense and various tax benefits; however, tax benefits increase the effective tax rate in a period of pretax loss and decrease the effective tax rate in a period of pretax income.
Nine months – Fiscal 2023 vs Fiscal 2022
•The percentage impacts of items on the effective tax rate were greater in fiscal 2023 due to the level of pretax income (loss) in fiscal 2023 compared to fiscal 2022.
•The effective tax rate for the first nine months of fiscal 2023 was impacted by a $448 million non-deductible goodwill impairment.
•In both periods, the effective tax rates were impacted by state tax expense and various tax benefits; however, tax benefits increase the effective tax rate in a period of pretax loss and decrease the effective tax rate in a period of pretax income.

•The effective tax rate for the first nine months of fiscal 2022 included a $36 million benefit from the remeasurement of deferred income taxes, primarily due to legislation decreasing state tax rates enacted in the first quarter of fiscal 2022.
Net Income (Loss) Attributable to Tyson

in millions, except per share data	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income (loss) attributable to Tyson	$(417)	$750	$(198)	$2,700
Net income (loss) attributable to Tyson – per diluted share	(1.18)	2.07	(0.56)	7.42
Third quarter – Fiscal 2023 – Net income (loss) attributable to Tyson included the following items:
•$44 million pretax, or $0.10 per diluted share, of production facilities fire insurance proceeds, net of costs incurred.
•$424 million pretax, or ($1.20) per diluted share, of goodwill impairment charges (non-tax deductible) net of $24 million associated with Net Income (Loss) Attributable to Noncontrolling Interests.
•$50 million pretax, or ($0.11) per diluted share, of restructuring and related charges.
•$38 million pretax, or ($0.08) per diluted share, related to the recognition of a legal contingency accrual.
•$15 million pretax, or ($0.04) per diluted share, of charges related to plant closures.
Nine months – Fiscal 2023 – Net income (loss) attributable to Tyson included the following items:
•$79 million pretax, or $0.17 per diluted share, of production facilities fire insurance proceeds, net of costs incurred.
•$424 million pretax, or ($1.20) per diluted share, of goodwill impairment charges (non-tax deductible) net of $24 million associated with Net Income (Loss) Attributable to Noncontrolling Interests.
•$107 million pretax, or ($0.22) per diluted share, of charges related to plant closures.
•$93 million pretax, or ($0.20) per diluted share, of restructuring and related charges.
•$38 million pretax, or ($0.08) per diluted share, related to the recognition of a legal contingency accrual.
Third quarter – Fiscal 2022 – Net income (loss) attributable to Tyson included the following items:
•$67 million pretax, or $0.13 per diluted share, of production facilities fire insurance proceeds, net of costs incurred.
Nine months – Fiscal 2022 – Net income (loss) attributable to Tyson included the following items:
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

in millions	Sales
	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Beef	$4,956	$4,959	$14,296	$14,995
Pork	1,324	1,619	4,274	4,810
Chicken	4,212	4,366	12,905	12,342
Prepared Foods	2,383	2,447	7,343	7,173
International/Other	633	602	1,879	1,717
Intersegment sales	(368)	(498)	(1,164)	(1,492)
Total	$13,140	$13,495	$39,533	$39,545

in millions	Operating Income (Loss)
	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Beef	$66	$533	$232	$2,127
Pork	(74)	25	(128)	248
Chicken	(314)	277	(503)	615
Prepared Foods	206	186	705	635
International/Other	(234)	12	(238)	19
Total	$(350)	$1,033	$68	$3,644
Beef Segment Results

in millions	Three Months Ended			Nine Months Ended
	July 1, 2023	July 2, 2022	Change	July 1, 2023	July 2, 2022	Change
Sales	$4,956	$4,959	$(3)	$14,296	$14,995	$(699)
Sales volume change			(5.3)%			(1.8)%
Average sales price change			5.2%			(2.9)%
Operating income	$66	$533	$(467)	$232	$2,127	$(1,895)
Operating margin	1.3%	10.7%		1.6%	14.2%
Third quarter and nine months – Fiscal 2023 vs Fiscal 2022
•Sales Volume - Sales volume decreased in the third quarter and the first nine months of fiscal 2023 due to lower availability of live cattle.
•Average Sales Price - Average sales price decreased in the first nine months of fiscal 2023 due to reduced export demand and softening domestic demand associated with increased supply of competing proteins in the market. However, average sales price increased for the third quarter of fiscal 2023 primarily due to price increases associated with reduced industry supply and increased input costs.
•Operating Income - Operating income decreased due to unfavorable market conditions, including higher fed cattle costs and reduced demand for beef product. Additionally, operating income in the first nine months of 2022 and 2023 benefited from $27 million and $42 million, respectively, of insurance proceeds related to a fire at a production facility in 2019.
Pork Segment Results

in millions	Three Months Ended			Nine Months Ended
	July 1, 2023	July 2, 2022	Change	July 1, 2023	July 2, 2022	Change
Sales	$1,324	$1,619	$(295)	$4,274	$4,810	$(536)
Sales volume change			(1.8)%			(2.8)%
Average sales price change			(16.4)%			(8.3)%
Operating income (loss)	$(74)	$25	$(99)	$(128)	$248	$(376)
Operating margin	(5.6)%	1.5%		(3.0)%	5.2%
Third quarter and nine months – Fiscal 2023 vs Fiscal 2022
•Sales Volume - Sales volume decreased in the third quarter and the first nine months of fiscal 2023 as a result of balancing our supply with customer demand.
•Average Sales Price - Average sales price decreased due to reduced global demand.
•Operating Income (Loss) - Operating income decreased due to compressed pork margins, increased operating costs as a result of the inflationary market environment, losses incurred in our live hog operations and impacts from a production facility fire in the third quarter of fiscal 2023.

Chicken Segment Results

in millions	Three Months Ended			Nine Months Ended
	July 1, 2023	July 2, 2022	Change	July 1, 2023	July 2, 2022	Change
Sales	$4,212	$4,366	$(154)	$12,905	$12,342	$563
Sales volume change			2.8%			3.9%
Average sales price change			(5.5)%			1.0%
Operating income (loss)	$(314)	$277	$(591)	$(503)	$615	$(1,118)
Operating margin	(7.5)%	6.3%		(3.9)%	5.0%
Third quarter and nine months – Fiscal 2023 vs Fiscal 2022
•Sales Volume - Sales volume increased primarily due to improved domestic production and the sell-through of inventory, partially offset by strategic initiative mix impacts.
•Average Sales Price - Average sales price decreased in the third quarter of fiscal 2023 due to the challenging market conditions. Average sales price increased in the first nine months of fiscal 2023 primarily due to the effects of pricing initiatives in the last half of fiscal 2022, partially offset by challenging market conditions. The change in average sales price for the three and nine months ended July 1, 2023 excludes a $38 million reduction of Sales from the recognition of legal contingency accruals.
•Operating Income (Loss) - Operating income decreased primarily due to the impacts of inflationary market conditions as well as operational impacts associated with strategic decisions in the first half of fiscal 2023. In the third quarter of fiscal 2023, we experienced $30 million of higher feed ingredient costs and $65 million of net derivative losses as compared to $23 million of net derivative losses in the third quarter of fiscal 2022. Additionally, operating income in the third quarter of fiscal 2023 was impacted by $210 million of goodwill impairment charges, $38 million in legal contingency accruals, $15 million in plant closure charges, and $10 million in restructuring and related charges, offset by $22 million of insurance proceeds, net of costs incurred associated with a production facility fire in the fourth quarter of fiscal 2021. In the first nine months of fiscal 2023, we experienced $400 million of higher feed ingredient costs and $80 million of net derivative losses as compared to $136 million of net derivative gains in the first nine months of fiscal 2022. Additionally, operating income in the first nine months of 2023 was impacted by $210 million of goodwill impairment charges, $38 million in legal contingency accruals, $107 million in plant closure charges, and $11 million in restructuring and related charges, offset by $15 million of insurance proceeds, net of costs incurred associated with a production facility fire in the fourth quarter of fiscal 2021.
Prepared Foods Segment Results

in millions	Three Months Ended			Nine Months Ended
	July 1, 2023	July 2, 2022	Change	July 1, 2023	July 2, 2022	Change
Sales	$2,383	$2,447	$(64)	$7,343	$7,173	$170
Sales volume change			(0.7)%			0.1%
Average sales price change			(1.9)%			2.3%
Operating income	$206	$186	$20	$705	$635	$70
Operating margin	8.6%	7.6%		9.6%	8.9%
Third quarter and nine months – Fiscal 2023 vs Fiscal 2022
•Sales Volume – Sales volume decreased slightly in the third quarter of fiscal 2023 due to uneven foodservice recovery. Sales volume remained relatively flat in the first nine months of fiscal 2023.
•Average Sales Price – Average sales price increased in the first nine months of fiscal 2023 due to the effects of revenue management in an inflationary cost environment. However, average sales price decreased in the third quarter of fiscal 2023 primarily due to a decline in input costs.
•Operating Income – Operating income increased in the third quarter of fiscal 2023 driven by a $115 million reduction in raw material costs, partially offset by lower average sales prices and increased marketing, advertising and promotion spend. Operating income increased in the first nine months of fiscal 2023 due to higher average sales prices partially offset by increased marketing, advertising and promotion spend.

International/Other Results

in millions	Three Months Ended			Nine Months Ended
	July 1, 2023	July 2, 2022	Change	July 1, 2023	July 2, 2022	Change
Sales	$633	$602	$31	$1,879	$1,717	$162
Operating income (loss)	(234)	12	(246)	(238)	19	(257)
Third quarter and nine months – Fiscal 2023 vs Fiscal 2022
•Sales – Sales increased due to improved pricing in an inflationary cost environment and volume growth as we continued to invest in our international business.
•Operating Income (Loss) – Operating income decreased for the third quarter and nine months of fiscal 2023 due to a $238 million goodwill impairment recorded in the third quarter of fiscal 2023 and restructuring and related charges.
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
Cash Flows from Operating Activities

in millions	Nine Months Ended
	July 1, 2023	July 2, 2022
Net income (loss)	$(206)	$2,712
Non-cash items in net income:
Depreciation and amortization	943	892
Deferred income taxes	(54)	149
Impairment of goodwill	448	—
Other, net	200	62
Net changes in operating assets and liabilities	98	(1,925)
Net cash provided by operating activities	$1,429	$1,890
•The decrease in net cash provided by operating activities was primarily due to lower earnings as a result of operations, offset by lower payments for income taxes, legal accruals and annual incentive payments as well as a decrease in Inventories.
Cash Flows from Investing Activities

in millions	Nine Months Ended
	July 1, 2023	July 2, 2022
Additions to property, plant and equipment	$(1,564)	$(1,323)
Proceeds from sale of (purchases of) marketable securities, net	(1)	(1)
Acquisition, net of cash acquired	(262)	—
Acquisition of equity investments	(50)	(97)
Other, net	5	96
Net cash used for investing activities	$(1,872)	$(1,325)
•Additions to property, plant and equipment included spending for production growth, safety and animal well-being, new equipment, infrastructure replacements and upgrades to maintain competitive standing and position us for future opportunities.
•Capital spending for fiscal 2023 is expected to approximate $2.1 billion and includes spending for capacity expansion and utilization, automation to alleviate labor challenges and brand and product innovations.
•Acquisition, net of cash acquired for the nine months ended July 1, 2023 included $223 million, net of cash acquired, for our acquisition of Williams Sausage Company and $39 million for the 60% equity stake in Supreme Foods Processing Company, a producer and distributor of value-added and cooked chicken and beef products.
•Other, net for the first nine months of fiscal 2022 primarily included insurance proceeds received related to a fire at one of our Chicken production facilities, proceeds from the disposition of assets and change in deposits for capital expenditures.

Cash Flows from Financing Activities

in millions	Nine Months Ended
	July 1, 2023	July 2, 2022
Proceeds from issuance of debt	$1,117	$79
Payments on debt	(175)	(1,148)
Proceeds from issuance of commercial paper	7,015	—
Repayments of commercial paper	(7,015)	—
Purchases of Tyson Class A common stock	(343)	(693)
Dividends	(503)	(491)
Stock options exercised	10	125
Other, net	(5)	—
Net cash provided by (used for) financing activities	$101	$(2,128)
•During the first nine months of fiscal 2023, proceeds of $1,117 million from issuance of debt included $1 billion of proceeds from the issuance of a term loan facility due May 2026.
•During the first nine months of fiscal 2022, we extinguished the $1 billion outstanding balance of our senior notes due June 2022.
•Purchases of Tyson Class A stock included:
•$300 million and $587 million of cash paid for shares repurchased pursuant to our share repurchase program during the nine months ended July 1, 2023 and July 2, 2022, respectively.
•$43 million and $106 million of shares repurchased to fund certain obligations under our equity compensation programs during the nine months ended July 1, 2023 and July 2, 2022, respectively.
•Dividends paid during the nine months ended July 1, 2023 reflected a 4% increase to our fiscal 2022 quarterly dividend rate.
Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available at July 1, 2023
Cash and cash equivalents					$699
Short-term investments					7
Term loan facility	May 2026	$1,000	$—	$1,000	—
Term loan facility	May 2028	750	—	—	750
Revolving credit facility	September 2026	2,250	—	—	2,250
Commercial paper					—
Total liquidity					$3,706
•Liquidity includes cash and cash equivalents, short-term investments and availability under our revolving credit and term loan facilities, less the outstanding commercial paper balance.
•At July 1, 2023, we had current debt of $457 million, which we intend to pay with cash generated from our operating activities and other existing or new liquidity sources.
•In the third quarter of fiscal 2023, we executed two new term loan facilities totaling $1.75 billion to refinance our short-term promissory notes ("commercial paper program") and for general corporate purposes. The first term loan facility totaling $1.0 billion matures on May 3, 2026 and we borrowed the full $1.0 billion available under this loan facility and used it to repay $610 million of outstanding commercial paper obligations. The second term loan facility totaling $750 million matures on May 3, 2028 and at July 1, 2023, we had no outstanding borrowings under this facility.
•The revolving credit facility supports our short-term funding needs and also serves to backstop our commercial paper program. We had no borrowings under the revolving credit facility during the nine months ended July 1, 2023. Under the terms of the facility, we have the option to establish incremental commitment increases of up to $500 million if certain conditions are met.
•We expect net interest expense to approximate $340 million for fiscal 2023.
•Our current ratio was 1.8 to 1 at July 1, 2023 and 1.8 to 1 at October 1, 2022.

•At July 1, 2023, approximately $512 million of our cash was held in the accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. We manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. We intend to repatriate excess cash (net of applicable withholding taxes) not subject to regulatory requirements and to indefinitely reinvest outside of the United States the remainder of cash held by foreign subsidiaries. We do not expect the regulatory restrictions or taxes on repatriation to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.
Capital Resources
Credit and Term Loan Facilities
Cash flows from operating activities and cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $2.25 billion, to provide additional liquidity for working capital needs and to backstop our commercial paper program. Additionally, we have $1.75 billion in committed term loan facilities of which $1.0 billion was drawn upon as of July 1, 2023.
At July 1, 2023, amounts available for borrowing under our revolving credit and term loan facilities totaled $3.0 billion. Our revolving credit facility is funded by a syndicate of 20 banks, with commitments ranging from $35 million to $175 million per bank.
Commercial Paper Program
Our commercial paper program provides a low-cost source of borrowing to fund general corporate purposes including working capital requirements. The maximum borrowing capacity under the commercial paper program is $1.5 billion. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. As of July 1, 2023, we had no commercial paper outstanding under this program. Our ability to access commercial paper in the future may be limited or its costs increased.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At July 1, 2023, and October 1, 2022, the ratio of our net debt to EBITDA was 4.1x and 1.3x, respectively. Refer to Part I, Item 3, EBITDA Reconciliations, for an explanation and reconciliation to comparable Generally Accepted Accounting Principles (“GAAP”) measures. The increase in this ratio at July 1, 2023 is due to an increase in net debt of $1,325 million and a $3,586 decrease in EBITDA.
Credit Ratings
Term Loan Facility due May 2028
Standard & Poor’s Rating Services’, a Standard & Poor’s Financial Services LLC business (“S&P”), applicable rating is “BBB+”. Moody’s Investor Service, Inc.’s (“Moody’s”) applicable rating is “Baa2”. The below table outlines the commitment fee on any unused borrowing capacity and the borrowing spread on the outstanding principal balance of our term loan facility due May 2028 that corresponds to the applicable ratings levels from S&P and Moody’s.

Ratings Level (Moody’s/S&P)	Commitment Fee	Borrowing Spread
Baal/BBB+ or above (current level)	0.100%	1.625%
Baa2/BBB	0.125%	1.750%
Baa3/BBB- or lower	0.175%	1.875%
Term Loan Facility due May 2026
S&P applicable rating is “BBB+” and Moody’s applicable rating is “Baa2”. The below table outlines the borrowing spread on the outstanding principal balance of our term loan facility due May 2026 that corresponds to the applicable ratings levels from S&P and Moody’s.

Ratings Level (Moody’s/S&P)	Borrowing Spread
A2/A or above	0.875%
A3/A-	1.000%
Baal/BBB+ (current level)	1.125%
Baa2/BBB	1.250%
Baa3/BBB- or lower	1.375%
Revolving Credit Facility
S&P applicable rating is “BBB+” and Moody’s applicable rating is “Baa2”. The below table outlines the fees paid on the unused portion of the facility (“Facility Fee Rate”) and letter of credit fees and borrowings (“All-in Borrowing Spread”) that corresponds to the applicable ratings levels from S&P and Moody’s.

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
We were in compliance with all debt covenants at July 1, 2023, and we expect that we will maintain compliance.
RECENTLY ISSUED/ADOPTED ACCOUNTING PRONOUNCEMENTS
Refer to the discussion of recently issued/adopted accounting pronouncements under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies.
CRITICAL ACCOUNTING ESTIMATES
We consider accounting policies related to: contingent liabilities; revenue recognition; accrued self-insurance; defined benefit pension plans; impairment of long-lived assets and definite life intangibles; impairment of goodwill and indefinite life intangible assets; business combinations; and income taxes to be critical accounting estimates. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 1, 2022. Refer to Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies, for updates to our significant accounting policies during the nine months ended July 1, 2023. These critical accounting policies require us to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes.
As further described in the 'Impairment of goodwill and indefinite life intangible assets' critical accounting estimate included in our Annual Report on Form 10-K for the fiscal year ended October 1, 2022, we assess goodwill and indefinite life assets for impairment at least annually as of the first day the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Conditions existed as of the end our first quarter that required an interim assessment of goodwill for two of our International reporting units which had goodwill totaling $0.2 billion at December 31, 2022. The first quarter interim assessment was deemed necessary due to higher discount rates used in estimating the fair value of the reporting units as well as lower than anticipated operating results during the first quarter of fiscal 2023. Based on the first quarter interim assessment, we determined no impairment was necessary as the fair value of the reporting units exceeded their carrying value.
During the third quarter of fiscal 2023, we experienced lower than previously anticipated operating results and changing market fundamentals, as well as a drop in our market capitalization to below our book value. Consequently, based on our qualitative assessment, we determined the fair values of our reporting units were more likely than not less than the carrying amount and proceeded to perform a quantitative assessment for all of our reporting units. Based on this assessment, we determined that all of our reporting units’ estimated fair value exceeded their carrying value other than one of our Chicken segment reporting units and two of our International reporting units with goodwill totaling $0.6 billion and $0.2 billion, respectively, at the time of our third quarter assessment. For these reporting units, we recorded a $448 million goodwill impairment charge.
Following the third quarter of fiscal 2023 quantitative assessment, the following reporting units’ estimated fair value exceeded their carrying value by less than 20%: our Chicken segment reporting units, our Beef reporting unit and our Pork reporting unit with goodwill totaling $3.1 billion, $0.7 billion and $0.4 billion, respectively, at July 1, 2023. Had we assumed future operating margins consistent with those realized in the first nine months of the current fiscal year, these reporting units would have failed the third quarter interim impairment quantitative test, which may have resulted in additional material goodwill impairment losses.

In the third quarter of fiscal 2023, we recognized an impairment charge of $210 million to partially impair the goodwill of one of the Chicken segment reporting units. Following the impairment charge, our Chicken segment reporting units had goodwill at July 1, 2023 of $3.1 billion. We generally assumed operating margins in future years would normalize over time as we believe this is consistent with market participant views in an exit transaction. Had we assumed future operating margins consistent with those realized through the first nine months of fiscal 2023, we would have failed the interim impairment quantitative test for the Chicken segment's reporting unis that were not impaired, which may have resulted in additional material goodwill impairment losses. The current year results are not indicative of future market participant expectations in an exit transaction primarily due to challenging market conditions associated with excess domestic supply impacts, losses incurred associated with derivatives, legal contingencies, and restructuring, which impacts we expect to be mostly temporary in nature. After considering the impact of the impairment charge, in order for the fair value to exceed the carrying value, projected long-term operating margins, utilizing the discounted cash flow method, had to average approximately 5.0%-6.0%. A hypothetical increase in the discount rate of approximately 50 basis points at the date of the 2023 third quarter interim test, with all other assumptions unchanged, would have caused the carrying value of one Chicken segment's reporting unit with goodwill totaling $2.7 billion at July 1, 2023, to approximate its fair value. Additionally, any hypothetical increase in the discount rate at the date of the 2023 third quarter interim test, with all other assumptions unchanged, would have caused the carrying value of another Chicken segment's reporting unit with goodwill totaling $0.4 billion at July 1, 2023 to exceed its fair value, which may have resulted in additional material goodwill impairment losses.
Our Beef segment reporting unit had goodwill at July 1, 2023 of $0.7 billion. We generally assumed operating margins in future years would normalize over time as we believe this is consistent with market participant views in an exit transaction. Had we assumed future operating margins consistent with those realized through the first nine months of fiscal 2023, we would have failed the interim impairment quantitative test, which may have resulted in material goodwill impairment losses. The current year results are not indicative of future market participant expectations in an exit transaction primarily due to challenging market conditions associated with lower cattle supplies which impacts we expect to be mostly temporary in nature. To pass the interim impairment quantitative test, projected long-term operating margins, utilizing the discounted cash flow method, had to average approximately 3.0%-3.5%. Additionally, any hypothetical increase in the discount rate at the date of the 2023 third quarter interim test, with all other assumptions unchanged, would have caused the carrying value of this reporting unit to exceed its fair value, which may have resulted in additional material goodwill impairment losses.
Our Pork segment reporting unit had goodwill at July 1, 2023 of $0.4 billion. We generally assumed operating margins in future years would normalize over time as we believe this is consistent with market participant views in an exit transaction. Had we assumed future operating margins consistent with those realized through the first nine months of fiscal 2023, we would have failed the interim impairment quantitative test, which may have resulted in material goodwill impairment losses. The current year results are not indicative of future market participant expectations in an exit transaction primarily due to challenging market conditions associated with higher availability of live hogs supplies during a period of reduced global demand and compressed pork margins which impacts we expect to be mostly temporary in nature. To pass the interim impairment quantitative test, projected long-term operating margins, utilizing the discounted cash flow method, had to average approximately 4.0%-4.5%. Additionally, any hypothetical increase in the discount rate at the date of the 2023 third quarter interim test, with all other assumptions unchanged, would have caused the carrying value of this reporting unit to exceed its fair value, which may have resulted in additional material goodwill impairment losses.
In the third quarter of fiscal 2023, we recognized impairment charges of $238 million to impair the goodwill of two of our International/Other reporting units. The impairment charges resulted primarily from sustained lower forecasted future operating results associated with longer than originally anticipated plant ramp-ups, higher operating costs, inflation impacts, demand changes, import bans and other macro-economic trends.
Our assessment of impairment for the reporting units described above continue to be sensitive to future discount rate increases and achievement of projected long-term operating margins as previously quantified.
Our impairment analysis contains inherent estimates and assumptions, many of which are outside the control of management including interest rates, cost of capital, tax rates, market EBITDA comparables and credit ratings, which could positively or negatively impact the anticipated future economic and operating conditions. The assumptions and estimates used in determining fair value require considerable judgement and are sensitive to changes in underlying assumptions. These assumptions can change in future periods as a result of overall economic conditions, including the impacts of inflationary pressures, increased interest and discount rates, global supply chain constraints and decreased market capitalization, amongst others. As a result, there can be no assurance that estimates and assumptions made for the purpose of assessing impairments will prove to be an accurate prediction of the future. Potential circumstances that could have a negative effect on the fair value of our reporting units include, but are not limited to, lower than forecasted growth rates or operating margins and changes in discount rates. A reduction in the estimated fair value of the reporting units could trigger an impairment in the future. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of our goodwill and indefinite lived assets.

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
Commodities Risk
We purchase certain commodities, such as grains and livestock, during normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily forwards and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. We generally do not hedge anticipated transactions beyond 18 months. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of July 1, 2023, and October 1, 2022, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted forward and option prices. The market risk exposure analysis included both derivatives designated as hedge instruments and derivatives not designated as hedge instruments.

Effect of 10% change in fair value		in millions
	July 1, 2023	October 1, 2022
Livestock:
Live Cattle	$65	$14
Lean Hogs	17	30
Grain:
Corn	32	40
Soybean Meal	27	25
Interest Rate Risk
At July 1, 2023, we had variable rate debt of $1,018 million with a weighted average interest rate of 6.3%. A hypothetical 10% increase in interest rates effective at July 1, 2023, and October 1, 2022, would not have a significant effect on variable interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At July 1, 2023, we had fixed-rate debt of $8,302 million with a weighted average interest rate of 4.5%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% change in interest rates would have changed the fair value of our fixed-rate debt by approximately $205 million at July 1, 2023 and $215 million at October 1, 2022. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
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
Foreign Currency Risk
We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Australian dollar, the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Malaysian ringgit, the Mexican peso, and the Thai baht. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates related to the foreign exchange forward and option contracts would have had a $18 million and $25 million impact on pretax income at July 1, 2023, and October 1, 2022 respectively.
Concentration of Credit Risk
Refer to our market risk disclosures set forth in our Annual Report filed on Form 10-K for the fiscal year ended October 1, 2022, for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks.

EBITDA Non-GAAP Reconciliations
A reconciliation of net income to EBITDA is as follows (in millions, except ratio data):

	Nine Months Ended		Fiscal Year Ended	Twelve Months Ended
	July 1, 2023	July 2, 2022	October 1, 2022	July 1, 2023

Net income (loss)	$(206)	$2,712	$3,249	$331
Less: Interest income	(22)	(10)	(17)	(29)
Add: Interest expense	262	282	365	345
Add: Income tax expense	84	771	900	213
Add: Depreciation	762	699	945	1,008
Add: Amortization (a)	174	186	246	234
EBITDA	$1,054	$4,640	$5,688	$2,102

Total gross debt			$8,321	$9,320
Less: Cash and cash equivalents			(1,031)	(699)
Less: Short-term investments			(1)	(7)
Total net debt			$7,289	$8,614

Ratio Calculations:
Gross debt/EBITDA			1.5x	4.4x
Net debt/EBITDA			1.3x	4.1x
(a) Excludes the amortization of debt issuance and debt discount expense of $7 million for the nine months ended July 1, 2023 and July 2, 2022, and $11 million for the fiscal year ended October 1, 2022, and the twelve months ended July 1, 2023 as it is included in interest expense.
EBITDA represents net income (loss), net of interest, income tax expense, depreciation and amortization. Net debt to EBITDA represents the ratio of our debt, net of cash and short-term investments, to EBITDA. EBITDA and net debt to EBITDA are presented as supplemental financial measurements in the evaluation of our business. We believe the presentation of these financial measures helps management and investors to assess our operating performance from period to period, including our ability to generate earnings sufficient to service our debt, and enhances understanding of our financial performance and highlights operational trends. These measures are widely used by investors and rating agencies in the valuation, comparison, rating and investment recommendations of companies; however, the measurements of EBITDA and net debt to EBITDA may not be comparable to those of other companies, which limits their usefulness as comparative measures. EBITDA and net debt to EBITDA are not measures required by or calculated in accordance with GAAP and should not be considered as substitutes for net income or any other measure of financial performance reported in accordance with GAAP or as a measure of operating cash flow or liquidity. EBITDA is a useful tool for assessing, but is not a reliable indicator of, our ability to generate cash to service our debt obligations because certain of the items added to net income to determine EBITDA involve outlays of cash. As a result, actual cash available to service our debt obligations will be different from EBITDA. Investors should rely primarily on our GAAP results, and use non-GAAP financial measures only supplementally, in making investment decisions.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)). Based on that evaluation, the CEO and CFO have concluded that, as of July 1, 2023, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the quarter ended July 1, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On June 19, 2005, the Attorney General and the Secretary of the Environment of the State of Oklahoma filed a complaint in the United States District Court for the Northern District of Oklahoma against Tyson Foods, Inc., three subsidiaries and six other poultry integrators. The complaint, which was subsequently amended, asserts a number of state and federal causes of action including, but not limited to, counts under the Comprehensive Environmental Response, Compensation, and Liability Act, Resource Conservation and Recovery Act, and state-law public nuisance theories. Oklahoma alleges that the defendants and certain contract growers who were not joined in the lawsuit polluted the surface waters, groundwater and associated drinking water supplies of the Illinois River Watershed through the land application of poultry litter. Oklahoma’s claims were narrowed through various rulings issued before and during trial and its claims for natural resource damages were dismissed by the district court in a ruling issued on July 22, 2009, which was subsequently affirmed on appeal by the Tenth Circuit Court of Appeals. A non-jury trial of the remaining claims including Oklahoma’s request for injunctive relief began on September 24, 2009. Closing arguments were held on February 11, 2010. On January 18, 2023, the district court entered Findings of Fact and Conclusions of Law in favor of the State of Oklahoma and directed the parties to confer in an attempt to reach an agreement on appropriate remedies by March 17, 2023. On March 17, 2023, the parties received a 90-day extension from the district court and continue to confer on appropriate remedies. On June 12, 2023, the Court ordered the parties to mediation and to submit a Joint Status Report within fourteen days following conclusion of the mediation.
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the three months ended July 1, 2023.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2, 2023 to April 29, 2023	91,306	$60.93	—	7,301,400
April 30, 2023 to June 3, 2023	67,769	55.91	—	7,301,400
June 4, 2023 to July 1, 2023	29,982	50.46	—	7,301,400
Total	189,057	$57.47	—	7,301,400

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
(2)We purchased 189,057 shares during the three months ended July 1, 2023 that were not made pursuant to our previously announced stock repurchase program but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 167,802 shares purchased in open market transactions and 21,255 shares withheld to cover required tax withholdings related to the vesting of restricted stock. Shares withheld to cover required tax withholdings related to the vesting of restricted stock do not reduce our total share repurchase authority.
(3)Shares purchased during the three months ended July 1, 2023 pursuant to our previously announced stock repurchase program.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not Applicable.
Item 5.Other Information
Director and Officer Trading Arrangements
None of the Company's directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's quarter ended July 1, 2023.
Because this Quarterly Report on Form 10-Q is being filed within four business days from the date of the reportable event below, we have elected to make the following disclosure in this Quarterly Report on Form 10-Q instead of in a Current Report on Form 8-K under Item 2.05.
Costs Associated with Exit or Disposal Activities
Facility Closures
In August 2023, after a strategic review of assets within its Chicken business, we authorized the closure of four chicken processing facilities located in Corydon, Indiana; Dexter, Missouri; Noel, Missouri; and North Little Rock, Arkansas (collectively, the “Facilities”) (the “Facility Closures”).
The Company expects to maintain capacity within its Chicken business to serve its customers’ needs by optimizing the Company’s network asset utilization. The Company expects to cease operations at the Facilities in the first two fiscal quarters of fiscal 2024. Production will be consolidated into more efficient processing facilities. Customers and consumers are not expected to be impacted.  The Company communicated this decision to affected employees on August 7, 2023.
Tyson estimates it will incur pre-tax costs of $300 million to $400 million in connection with the Facility Closures through the planned closure dates, primarily related to contract terminations, impairments, accelerated depreciation, severance and retention. The estimate of the charges and expenditures that the Company expects to incur in connection with the Facility Closures, and the timing thereof, is subject to a number of assumptions, including local law requirements, and actual amount may differ materially from this estimate. In addition, the Company may incur other charges and expenditures not currently contemplated due to unanticipated events that may occur, including in connection with this decision to permanently cease operations at the Facilities.
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

101
The following information from our Quarterly Report on Form 10-Q for the quarter ended July 1, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Shareholders' Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104		Cover Page Interactive Data File formatted in iXBRL.

	*	Indicates a management contract or compensatory plan or arrangement.
	**	Filed herewith
	***	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: August 10, 2023	/s/ John R. Tyson
John R. Tyson
Executive Vice President and Chief Financial Officer

Date: August 10, 2023	/s/ Phillip W. Thomas
Phillip W. Thomas
Vice President, Controller and Chief Accounting Officer