Form 10-K
period 2023-09-30
TYSON FOODS, INC.
filed 2023-11-13
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the fiscal year ended	September 30, 2023

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On April 1, 2023, the aggregate market value of the registrant’s Class A Common Stock, $0.10 par value (“Class A stock”), and Class B Common Stock, $0.10 par value (“Class B stock”), held by non-affiliates of the registrant was $16,538,884,747 and $614,259, respectively. Class B stock is not publicly listed for trade on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis, so the market value was calculated based on the market price of Class A stock.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of October 28, 2023.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (“Class A stock”)	285,230,824
Class B Common Stock, $0.10 Par Value (“Class B stock”)	70,009,005
INCORPORATION BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held February 8, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
GENERAL
Tyson Foods, Inc. and its subsidiaries (collectively, the “Company,” “we,” “us,” “our,” “Tyson Foods” or “Tyson”) (NYSE: TSN) is one of the world’s largest food companies and a recognized leader in protein. Founded in 1935 by John W. Tyson and grown under four generations of family leadership, the Company has a broad portfolio of products and brands including Tyson®, Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, Aidells®, ibp® and State Fair®. The Company’s purpose is to raise the world’s expectations for how much good food can do by winning with our team members, winning with customers and consumers and winning with execution. Headquartered in Springdale, Arkansas, the Company had approximately 139,000 employees (“team members”) on September 30, 2023. Through our Core Values, Tyson Foods is a company of people engaged in the production of food, seeking to pursue trust and integrity, and committed to creating value for our shareholders, our customers, our team members and our communities. We strive to be honorable and operate with integrity, be faith-friendly and inclusive, serve as stewards of the resources entrusted to us and provide a safe work environment. Some of the key factors influencing our business are customer demand for our products; the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace; accessibility of international markets; market prices for our products; the cost and availability of live cattle and hogs, raw materials and feed ingredients; availability of team members to operate our production facilities; and operating efficiencies of our facilities.
We operate a fully vertically-integrated chicken production process with the majority of our production in recent years certified as no antibiotics ever (sometimes referred to as "NAE"); however, during fiscal 2023, we began transitioning the majority of our production to no antibiotics important to human medicine (sometimes referred to as "NAIHM"). Our integrated operations consist of breeding stock, contract farmers, feed production, processing, further-processing, marketing and transportation of chicken and related specialty products, including animal and pet food ingredients. Through our wholly-owned subsidiary, Cobb-Vantress, we are one of the leading poultry breeding stock suppliers in the world. Investing in breeding stock research and development allows us to breed into our flocks the characteristics found to be most desirable.
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
FINANCIAL INFORMATION OF SEGMENTS
We operate in four reportable segments: Beef, Pork, Chicken and Prepared Foods. We measure segment profit as operating income (loss). International/Other primarily includes our foreign operations in Australia, China, Malaysia, Mexico, the Netherlands, South Korea, Thailand and the Kingdom of Saudi Arabia, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC. The contribution of each segment to net sales and operating income (loss), and the identifiable assets attributable to each segment, are set forth in Part II, Item 8, Notes to Consolidated Financial Statements, Note 17: Segment Reporting.
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
Pork
The primary raw materials used in our pork operations are live hogs. The majority of our live hog supply is obtained through various procurement relationships with independent producers. We employ hog buyers who make purchase agreements of various time durations as well as purchase hogs on a daily basis, generally a few days before the animals are processed. These buyers are trained to select high quality animals, and we continually measure their performance. Additionally, we raise a small number of weanling swine to sell to independent finishers and to supply a minimal amount of market hogs and live swine for our own processing needs. Although we generally expect adequate supply of live hogs in the regions we operate, there may be periods of imbalance in supply and demand.
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
We operate feed mills to produce scientifically-formulated feeds. In fiscal 2023, corn, soybean meal and other feed ingredients were major production costs, representing roughly 61% of our cost of growing a live chicken domestically. In addition to feed ingredients to grow the chickens, we use cooking ingredients, packaging materials and cryogenic agents. We believe our sources of supply for these materials are adequate for our present needs, and we do not anticipate any difficulty in acquiring these materials in the future.
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
SEASONAL DEMAND
Demand for beef, chicken, pork and certain prepared foods products, such as hot dogs and smoked sausage, generally increases during the spring and summer months and generally decreases during the winter months. Other prepared foods products, such as prepared meals, meat dishes, appetizers, bacon, and breakfast sausage, generally experience increased demand during the winter months, primarily due to the holiday season, while demand generally decreases during the spring and summer months.
CUSTOMERS
Walmart Inc. accounted for 18.6% of our fiscal 2023 consolidated sales. Sales to Walmart Inc. were included in all of our segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations. No other single customer or customer group represented more than 10% of fiscal 2023 consolidated sales.
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
FOREIGN OPERATIONS
We sold products in approximately 140 countries and regions in fiscal 2023. Major sales markets include Australia, Canada, Central America, Chile, China, the European Union, the United Kingdom, Japan, Mexico, Malaysia, the Middle East, Singapore, South Korea, Taiwan and Thailand. We have the following foreign operations:
•Cobb-Vantress, a chicken breeding stock subsidiary, has business interests in Argentina, Brazil, China, Colombia, the Dominican Republic, India, the Netherlands, New Zealand, Peru, the Philippines, Spain, Turkey, and the United Kingdom.
•Tyson Asia-Pacific consists of vertically-integrated chicken production operations in Thailand, multi-protein further-processing operations in Malaysia, a beef production operation in Australia, a producer and distributor of value-added and cooked chicken and beef products in the Kingdom of Saudi Arabia, and joint venture interests in two non-consolidated poultry businesses in Malaysia and one in the Kingdom of Saudi Arabia.
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

RESEARCH AND DEVELOPMENT
We conduct continuous research and development activities to improve product development, to automate manual processes in our processing facilities and grow-out operations, and to improve chicken breeding stock. Our Discovery Center in Springdale, Arkansas, includes more than 40,000 square feet of United States Department of Agriculture (“USDA”) and United States Food and Drug Administration (“FDA”) pilot plant space, consumer sensory and focus group areas, packaging labs and 19 research kitchens. The center enables us to bring new market-leading retail and foodservice products to the customer quickly and efficiently. Additionally, we have a Manufacturing Automation Center in Springdale, Arkansas, designed to grow the development of new manufacturing solutions and to enhance team member training on new technology. Further, we have research and development capabilities located in several international locations where we operate.
ENVIRONMENTAL REGULATION AND FOOD SAFETY
Environmental Regulation
Our facilities for processing beef, pork, chicken, turkey and prepared foods, milling feed and housing live chickens and swine are subject to a variety of international, federal, state and local environmental laws and regulations, which include provisions relating to all environmental media - air, land and water, and generally provide for protection of the environment.
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
Greenhouse Gas Emissions
Various federal, state, regulatory agencies, and non-U.S. governments continue to consider and adopt programs to regulate, report, and control greenhouse gas emissions. Although we have not incurred significant costs or capital expenditures, due to continuing uncertainty surrounding this issue, it is premature to speculate on the specific nature of impacts that imposition of greenhouse gas emission controls would have on us and whether such impacts would have a material adverse effect.
Tyson closely monitors developments in this area and strives to mitigate risks related to greenhouse gas emissions through sustainability initiatives. For example, we have voluntarily sets goals to reduce greenhouse gas emissions in accordance with the Science Based Targets initiative (SBTi) criteria, including our ambition to reach net-zero greenhouse gas emissions by 2050. We continue to evaluate the plans and associated costs of achieving our greenhouse gas emission reduction goals.
Sustainability
Through our Formula to Feed the Future, we aim to bring together a diverse set of expertise and the scalable resources needed to reimagine our people and community impact, drive product responsibility from farm to table, and work toward sustaining natural resources and achieving net-zero greenhouse gas emissions. We are reimagining our people and community impact by enabling workers to succeed while supporting the growth of our communities. We aim to drive product responsibility from farm to table by delivering value to consumers with high-quality, sustainable, nutritious protein through our leading portfolio of products. Additionally, we are working toward sustaining natural resources and achieving net zero by driving practices in our own operations and supply chains to more sustainably produce protein for a growing population within planetary boundaries.
We were selected as a potential grant recipient in fiscal 2022 under the USDA's Partnerships for Climate-Smart Commodities grant program. With the help of the USDA grant, we plan to execute a five-year program that incentivizes farmer and rancher adoption of agricultural practices that have the potential to increase carbon sequestration and work to reduce greenhouse gas emissions in our supply chain and beyond.
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

HUMAN CAPITAL MANAGEMENT
Employees and Labor Relations
As of September 30, 2023, we employed approximately 139,000 team members globally. Approximately 120,000 team members were employed in the United States, of whom approximately 114,000 were employed at non-corporate sites such as production facilities, warehouses, truck shops, hatcheries and feed mills. Approximately 19,000 team members were employed in other countries, primarily in Thailand and China. For fiscal 2023, our domestic workforce experienced a 2% decrease in retention rate from fiscal 2022 primarily driven by macro trends associated with a challenging labor environment. Approximately 33,000 team members in the United States were subject to collective bargaining agreements with various labor unions, with approximately 13% of those team members at locations either under negotiation for contract renewal or included under agreements expiring in fiscal 2024. The remaining agreements expire over the next several years. Approximately 6,000 team members in other countries were subject to collective bargaining agreements. We believe our overall relations with our workforce in both unionized and non-union settings are healthy.
Health, Safety and Wellbeing
We maintain a safety culture grounded on the premise of eliminating workplace incidents, risks and identified hazards. To keep our team members safe, we focus on ensuring that all team members receive appropriate training and equipment. For example, every production facility team member completes at least 13 hours of compliance, safety and food safety training per year, and new hourly employees receive 120 hours of classroom and on-the-job orientation. We created and implemented processes to help identify and eliminate safety events by reducing their frequency and severity. We also review and monitor our safety performance closely. Our goal is to reduce Occupational Safety and Health Administration (“OSHA”) recordable incidents year over year. During fiscal 2023, our recordable incident rate declined 1% compared to fiscal 2022. As an expansion of our wellbeing culture and efforts to boost the overall health and wellness of our workforce, we continue to operate health clinics near our production facilities, giving team members and their families easier access to high-quality healthcare.
Diversity, Equity and Inclusion (DE&I)
We believe that diversity, equity and inclusion (“DE&I”) is our strength. Our Company is diverse and consists of team members with a variety of experiences, backgrounds, beliefs and lifestyles. Our workforce consists of approximately 39% women and over 60% minority groups. We strive to continue cultivating a culture and vision that supports DE&I in every aspect of our business, from recruiting to individual development and team member engagement, with the objective of promoting and retaining talent. We also believe that having engaged team members with a sense of belonging is paramount to our continued success. The Company has eight employee-led business resource groups that support our team members and assist with efforts to build a culture of inclusion to ensure that everyone feels respected and valued. Some of our functional teams have also engaged formal DE&I councils to inform special projects and initiatives and many production facilities routinely host local diversity committees.
Talent and Development
Our talent strategy and philosophy “Grow With Us” is focused on attracting the best talent, recognizing and rewarding performance, while continually developing, engaging and retaining our team members. We focus on the team member experience, removing barriers to engagement, further modernizing the human resources process, focusing on frontline team member retention and continually improving equity and effectiveness of all talent practices. Consistent with this focus, we conducted our fourth OneTyson engagement survey, that included corporate and frontline team members for the purpose of evaluating our team member experience, internal performance and how we compared to other companies in multiple areas. In addition, through our Upward Academy Onsite Program, we offer English as a second language, high-school equivalency, citizenship, financial literacy and digital literacy training to all team members. As of September 30, 2023, the onsite program was operating at 58 Company locations. To expand access to Upward Academy to all team members, we have also launched Upward Academy online, a frontline career development program. This program helps team members further hone professional skills and creates opportunities for our team members to advance to higher-paying, more senior-level positions within the Company through college degrees, job skills training and workforce certifications at no cost. We have a goal to be the most sought after company within our markets and peer groups. We strive to grow and develop the different capabilities and skills that we need for the future, while maintaining a robust pipeline of talent throughout the organization.
MARKETING AND DISTRIBUTION
Our principal marketing objective is to be the preferred provider of beef, pork, chicken and prepared foods products for our customers and consumers. We build the Tyson®, Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, Aidells®, ibp® and State Fair® brands while supporting strong regional and emerging brands primarily through distinctive brand and product advertising, promotion and public relations efforts focused toward key consumer targets with specific needs. We identify growth and business opportunities through consumer and customer insights derived via leading research and analytic capabilities. We utilize our national distribution system and customer support services to achieve the leading market position for our products and brands.

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
PATENTS AND TRADEMARKS
We have filed a number of patent applications relating to our processes and products that either have been granted or are in the process of review. Because we do a significant amount of brand name and product line advertising to promote our products, we consider the protection of our trademarks to be important to our marketing efforts and we regularly register and apply for the registration of a number of trademarks. We also have developed non-public proprietary information regarding our production processes and other product-related matters. We utilize internal procedures and safeguards to protect the confidentiality of such information and, where appropriate, seek patent and/or other protection for the technology we utilize.
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
AVAILABILITY OF SEC FILINGS AND CORPORATE GOVERNANCE DOCUMENTS ON INTERNET WEBSITE
We maintain an internet website for investors at http://ir.tyson.com. On this website, we make available, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, iXBRL (inline eXtensible Business Reporting Language) reports, and all amendments to any of those reports, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission (the “SEC”). Also available on the website to review and print for investors are the Corporate Governance Principles, Audit Committee charter, Compensation and Leadership Development Committee charter, Governance and Nominating Committee charter, Strategy and Acquisitions Committee charter, Code of Conduct, Whistleblower Policy and other corporate governance policies. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.
CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain information in this report constitutes forward-looking statements. Such forward-looking statements include, but are not limited to, current views and estimates of our outlook for fiscal 2024, other future economic circumstances, industry conditions in domestic and international markets, our performance and financial results (e.g., debt levels, return on invested capital, value-added product growth, capital expenditures, tax rates, access to foreign markets and dividend policy). These forward-looking statements are subject to a number of factors and uncertainties that could cause our actual results and experiences to differ materially from anticipated results and expectations expressed in such forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) global pandemics have had, and may in the future have, an adverse impact on our business and operations; (ii) the effectiveness of our financial excellence programs; (iii) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (iv) cyber attacks, other cyber incidents, security breaches or other disruptions of our information technology systems; (v) risks associated with our failure to consummate favorable acquisition transactions or integrate certain acquisitions’ operations; (vi) the Tyson Limited Partnership’s ability to exercise significant control over the Company; (vii) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (viii) market conditions for finished products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (ix) outbreak of a livestock disease (such as African swine fever (ASF), avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an adverse effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to conduct our operations; (x) changes in consumer preference and diets and our ability to identify and react to consumer trends; (xi) effectiveness of advertising and marketing programs; (xii) significant marketing plan changes by large customers or loss of one or more large customers; (xiii) our ability to leverage brand value propositions; (xiv) changes in availability and relative costs of labor and contract farmers and our ability to maintain good relationships with team members, labor unions, contract farmers and independent producers providing us livestock, including as a result of our plan to relocate certain corporate team members to our world headquarters in Springdale, Arkansas; (xv) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (xvi) the effect of climate change and any legal or regulatory response thereto; (xvii) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws; (xviii) adverse results from litigation; (xix) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xx) impairment in the carrying value of our goodwill or indefinite life intangible assets; (xxi) our participation in a multiemployer pension plan; (xxii) volatility in capital markets or interest rates; (xxiii) risks associated with our commodity purchasing activities; (xxiv) the effect of, or changes in, general economic conditions; (xxv) impacts on our operations caused by factors and forces beyond our control, such as natural disasters, fire, bioterrorism, pandemics, armed conflicts or extreme weather; (xxvi) failure to maximize or assert our intellectual property rights; (xxvii) effects related to changes in tax rates, valuation of deferred tax assets and liabilities, or tax laws and their interpretation; and (xxviii) those factors listed under Item 1A. Risk Factors.
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
BUSINESS & OPERATIONAL RISK FACTORS
Global pandemics have had, and may in the future have, an adverse impact on our business and operations.
Our business relies on the health and wellbeing of our employees who run the day-to-day operations of the Company. Global pandemics, or localized epidemics, have had and may in the future have a significant adverse impact on our business and operations. Specifically, the COVID-19 pandemic negatively affected many parts of our business and operations, and the sustained, continuing impacts of the COVID-19 pandemic (including indirect effects from the immediate impacts of the pandemic) remain difficult to predict, including, but not limited to, the duration and spread of additional variants, the efficacy of vaccines against new variants and the speed at which normal economic and operating conditions can resume.
We have experienced, and expect to continue to experience, an increase in operating costs in connection with higher costs associated with protecting the health and safety of team members. There can be no assurance that the health and safety measures we have taken with respect to new COVID-19 variants or widespread illnesses, should a new global pandemic occur, will eradicate the risks associated with working in a critical infrastructure industry, including but not limited to, infection of our employees or a temporary reduction in the operating capacity of a facility. Further, there can be no assurance that we will not incur additional direct incremental expenses related to new variants or widespread illnesses going forward, and that such amounts will not be material or have a material impact on our business, cash flows or results of operations.
If a significant percentage of our workforce is unable to work, including because of illness, this could have an adverse effect on our operations and results of operations. For example, certain of our team members who claim to have tested positive for COVID-19, or their family members, have filed lawsuits seeking compensatory and punitive damages for wrongful death and personal injury claims in several states, and additional team members or family members of team members may assert similar claims as new COVID-19 variants, other contagions or if a new global pandemic arises. If we are unsuccessful in defending against such claims, we may experience significant losses and expenses in connection with these lawsuits, which could adversely affect our liquidity, results of operations and financial condition.

We have also experienced, and expect to continue to experience, disruption and volatility in our supply chain, which has resulted, and may continue to result, in increased costs for certain raw materials, packaging materials and transportation costs. Any future disruptions within our supply chain from a global pandemic will depend on a variety of factors and circumstances that remain difficult to predict. Other supply chain risks associated with a global pandemic include but are not limited to shutdowns or reduced operations at our suppliers’ facilities, the continued inability of some of our contract producers to manage their livestock, supply chain disruptions for feed grains, changes in consumer orders due to shifting consumer patterns, changes in livestock and protein market prices, and additional disruptions in logistics or the distribution chain for our products, the occurrence of any of which have and may in the future result in a reduction in our fill rates to our customers. In addition, our operations, or those of independent contract poultry producers and producers who provide the live animals to our production operations, may become more limited in their ability to procure, deliver, or produce our food products because of labor shortages.
As a result of academic and in-restaurant dining shutdowns during the COVID-19 pandemic, each of our segments previously experienced a shift in demand from foodservice to retail. While each of our segments has subsequently experienced varying levels of foodservice recovery, the long-term impact of COVID-19 remains uncertain and will depend on a number of future developments, which are uncertain and cannot be predicted at this time. In addition, in the event of a protracted period of economic downturn either in the near term or as a result of a future global pandemic, demand for our foodservice products may remain below expectations or decrease further, and demand for our retail consumption products may also decrease, which could have an adverse impact on our results of operations.
We also face other risks associated with or potentially originated from the COVID-19 pandemic, including:
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
Actions taken by governmental authorities and other third parties in response to risks associated with COVID-19, or if in the event of a new global pandemic, are unknown and are impossible to predict with certainty. Nor can the Company predict whether or when a COVID-19 variant or widespread illness will or can disrupt our business in the future. Any such disruption could adversely impact our business and results of operations.
We may not realize any or all of the anticipated benefits of our financial excellence programs, which may prove to be more difficult, costly or time consuming than expected.
The Company approved a restructuring program in fiscal 2022 (the “2022 Program”) to improve business performance, increase collaboration, enhance team member agility, enable faster decision-making and reduce redundancies. In conjunction with the 2022 Program, the Company relocated all of its corporate team members from its former Chicago, Downers Grove and Dakota Dunes area corporate locations to its world headquarters in Springdale, Arkansas. We anticipate the remaining workstreams of the 2022 Program and associated expenses will be complete in our fiscal 2025. For more information regarding this program, refer to Part II, Item 8. Notes to the Consolidated Financial Statements, Note 7: Restructuring and Related Charges. Additionally, in fiscal 2022, we launched a new productivity program to drive a better, faster and more agile organization that is supported by a culture of continuous improvement and faster decision-making.
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
In fiscal 2023, we sold products to customers in approximately 140 countries. Major sales markets include Australia, Canada, Central America, Chile, China, the European Union, the United Kingdom, Japan, Mexico, Malaysia, the Middle East, Singapore, South Korea, Taiwan and Thailand. Our sales to customers in foreign countries for fiscal 2023 totaled $7.9 billion, of which $5.1 billion related to export sales from the United States. In addition, we had approximately $1.4 billion of long-lived assets located in foreign locations, primarily Brazil, China, the European Union, New Zealand and Thailand, at the end of fiscal 2023.
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
•political and economic conditions, including the ongoing conflicts between Ukraine and Russia, as well as political tension and conflict in the Middle East and elsewhere;
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
•distribution costs, disruptions in shipping or reduced availability of freight transportation; and
•the impact of COVID-19 pandemic, including any resurgence and new or existing variants, on the global economy and on consumer demand worldwide; imposition of tariffs, quotas, trade barriers and other trade protection measures imposed by foreign countries regarding the importation of beef, pork, poultry and prepared foods products, in addition to import or export licensing requirements imposed by various foreign countries.
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
Information technology is an important part of our business operations, and we rely on information technology systems to manage business data and increase efficiencies in our production and distribution facilities and inventory management processes. We also use information technology to process financial information and results of operations for internal reporting purposes and to comply with regulatory, legal and tax requirements. In addition, we depend on information technology for digital marketing and electronic communications between our facilities, personnel, customers and suppliers, including ordering and managing raw materials and inputs, receiving and processing purchase orders, shipping products to customers and processing other transactions. Communications between our facilities, personnel, customers and suppliers may include and is not limited to personal confidential information and payment card industry data, confidential and propriety intellectual property, trade secrets and other information and business and financial information. Like other companies, our information technology systems may be vulnerable to a variety of disruptions, including but not limited to the process of upgrading or replacing software, databases or components thereof, user errors, natural disasters, terrorist attacks, telecommunications failures, computer viruses, cyber attacks, hackers, unauthorized access attempts and other security issues. In addition, such incidents could result in unauthorized or accidental disclosure of material confidential information or regulated individual personal data.
We have in the past experienced, and may in the future face, cyber attacks, other cyber incidents or security breaches, and there can be no assurance that we will always be able to sufficiently mitigate the impacts to our business and operations. We have implemented and continue to evaluate security initiatives and disaster recovery plans to mitigate our exposure to these risks, but these measures may not be adequate. Attempted cyber attacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being made by groups and individuals with a wide range of motives and expertise. Techniques used to obtain unauthorized access to, or to sabotage, systems or networks, are constantly evolving and generally are not recognized until launched against a target. Therefore, we may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other security-related incidents or vulnerabilities.

Any significant failure of our systems, including failures that prevent our systems from functioning as intended or our failure to timely identify or appropriately respond to cyber attacks or other cyber incidents, could cause transaction errors, processing inefficiencies, loss of customers and sales, have negative consequences on our team members and our business partners, have a negative impact on our operations or business reputation and expose us to liability, litigation and regulatory enforcement actions. If there is wide scale disruption to our systems, we may need to shut parts or all of our systems down to run tests and repairs. Any such downtime could have significant impacts on our ability to continue our business operations, including our ability to operate our facilities, manage and track inventory, manage and track incoming new orders and statuses of existing orders, and to continue to comply with regulatory, legal and tax requirements. In the event any significant failure of our systems requires us to upgrade or set up new systems, oversight and implementation of the new system and training personnel could be costly, there may be further disruptions from potential instability in the new system, and there may be heightened cybersecurity risks in connection with the migration of data to the new system. In addition, we may suffer financial and reputational damage or penalties because of the unauthorized disclosure of confidential information belonging to us or to our business partners, customers, consumers or suppliers. Finally, the disclosure of non-public information through external media channels could lead to the loss of intellectual property or damage our reputation and brand image. Similar risks exist with respect to the third-party vendors that we rely upon for aspects of our information technology support services and administrative functions, including health and benefit plan administration and certain finance and accounting functions, and systems managed, hosted, provided and/or used by third parties and their vendors. We have not experienced any significant cyber-related events in the current fiscal year.
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
As of September 30, 2023, Tyson Limited Partnership (the “TLP”) owns 99.985% of the outstanding shares of the Company’s Class B Common Stock, $0.10 par value (“Class B stock”), and the TLP and members of the Tyson family own, in the aggregate, 2.44% of the outstanding shares of the Company’s Class A Common Stock, $0.10 par value (“Class A stock”), giving them, collectively, control of approximately 71.74% of the total voting power of the Company’s outstanding voting stock. At this time, the TLP does not have a managing general partner, as such, the management rights of the managing general partner may be exercised by a majority of the percentage interests of the general partners. As of September 30, 2023, through a series of trusts, Mr. John Tyson, Chairman of the Board of Directors, controls 44.445% of the general partner percentage interests, and Ms. Barbara Tyson, a director of the Company, controls 11.115% of the general partner percentage interests (the remaining general partnership interests are held by the Donald J. Tyson Revocable Trust (44.44%)). As a result of these holdings, positions and directorships, the partners in the TLP have the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our stockholders, including amendments to our restated certificate of incorporation and by-laws, the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership may also delay or prevent a change in control otherwise favored by our other stockholders and could depress our stock price. Additionally, as a result of the TLP’s significant ownership of our outstanding voting stock, we are eligible for “controlled company” exemptions from certain corporate governance requirements of the New York Stock Exchange.

INDUSTRY RISK FACTORS
Fluctuations in commodity prices and in the availability of raw materials, especially feed grains, live cattle, live swine and other inputs could negatively impact our earnings.
Our results of operations and financial condition, as well as the selling prices for our products, are dependent upon the cost and supply of commodities and raw materials such as beef, pork, poultry, corn, soybean meal, packaging materials and energy and, to a lesser extent, cheese, fruit, seasoning blends, flour, corn syrup, corn oils, butter and sugar. Corn, soybean meal and other feed ingredients, for instance, represented roughly 61% of our cost of growing a live chicken in fiscal 2023.
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
Our business could suffer significant setbacks in sales and operating income if our customers’ plans and/or markets change significantly or if we lost one or more of our largest customers, including, for example, Walmart Inc., which accounted for 18.6% of our sales in fiscal 2023. Our retail customers typically do not enter into written contracts, and if they do sign contracts, they generally are limited in scope and duration. There can be no assurance that significant customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past. Alternative retail channels, such as convenience stores, dollar stores, drug stores, club stores and Internet-based retailers have increased their market share.

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
We have approximately 139,000 team members, approximately 39,000 of whom are covered by collective bargaining agreements or are members of labor unions. Our operations depend on the availability and relative costs of labor and maintaining good relations with team members and the labor unions. If we fail to maintain good relations with our team members or with the labor unions, we may experience labor strikes or work stoppages, which could adversely affect our financial results.
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
Our operations are subject to extensive federal, state and foreign laws and regulations by authorities that oversee food safety standards and processing, packaging, storage, distribution, advertising, labeling and export of our products. See “Environmental Regulation and Food Safety” in Item 1 of this Annual Report on Form 10-K for more information. Changes in laws or regulations that impose additional regulatory requirements on us (including the United Kingdom’s exit from the European Union) could increase our cost of doing business or restrict our actions, causing our results of operations to be adversely affected. For example, increased governmental interest in advertising practices may result in regulations that could require us to change or restrict our advertising practices. Additionally, new laws in the European Union requiring traceability of commodities from source of origin and verification that commodities are deforestation free could impact commodity sourcing, pricing and our ability to place products in certain markets.
Increased government regulations to limit carbon dioxide, methane and other greenhouse gas emissions as a result of concern over climate change, as well as alternative energy policies and sustainability initiatives (including those related to single use plastics), may result in increased compliance costs, capital expenditures and other financial obligations for us. We use natural gas, diesel fuel and electricity in the manufacturing and distribution of our products. Legislation or regulation affecting these inputs could materially affect our profitability.
Climate change and any legal or regulatory responses may have a long-term adverse impact on our business and results of operations.
Climate change and rising global temperatures may contribute to changing weather patterns, elongated drought periods, heavier or more frequent storms and wildfires, and increased frequency and severity of natural disasters. Decreased agricultural productivity in certain regions of the world caused by changing weather patterns has limited and may continue to limit the availability, or may increase the cost, of key agricultural commodities and natural resource ingredients and manufacturing inputs, as well as raw materials such as beef, pork, poultry, corn, soybean meal and other feed ingredients. This in turn could lead to increased food insecurity in communities around the world. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. In addition, climate change could affect our ability to procure needed commodities at costs and in quantities we currently experience and may require us to make additional unplanned capital expenditures.
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
Our indebtedness, including borrowings under our revolving credit and term loan facilities and commercial paper program, may increase from time to time for various reasons, including fluctuations in operating results, working capital needs, capital expenditures and possible acquisitions, joint ventures or other significant initiatives. Our consolidated indebtedness level could adversely affect our business because:
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
Goodwill and indefinite life intangible assets are initially recorded at fair value and not amortized but are reviewed for impairment at least annually or more frequently if impairment indicators arise. In assessing the carrying value of goodwill and indefinite life intangible assets, we make estimates and assumptions about sales growth, operating margins, royalty rates, valuation multiples, and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated principally using income and market approaches. The income approach is based on the present value of future cash flows of each reporting unit and are believed to reflect market participant views which would exist in an exit transaction. The market approach measures value based on what other purchasers in the market have paid for assets or business interests that can be considered reasonably similar to each reporting unit and are believed to reflect market participant views which would exist in an exit transaction. Indefinite life intangible asset valuations have been calculated principally using relief-from-royalty and excess earnings approaches and are believed to reflect market participant views which would exist in an exit transaction. Under these valuation approaches, we are required to make various judgmental assumptions about appropriate sales growth, operating margins, royalty rates and discount rates, amongst other assumptions. Disruptions in global credit and other financial markets and deterioration of economic conditions, including as a result of inflation, could, among other things, cause us to increase the discount rate used in the valuations. We could be required to evaluate the recoverability of goodwill and indefinite life intangible assets prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business, increased discount rates or sustained market capitalization declines. These types of events and the resulting analyses could result in impairment charges in the future, which could be substantial. At September 30, 2023, we had $14.0 billion of goodwill and indefinite life intangible assets, which represented approximately 38.5% of total assets.
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
We sponsor a number of defined benefit plans for team members. The difference between plan obligations and assets, which signifies the funded status of the plans, is a significant factor in determining the net periodic benefit costs of the pension plans and our ongoing funding requirements. At September 30, 2023, the funded status of our defined benefit pension plans was an underfunded position of $149 million, as compared to an underfunded position of $159 million at the end of fiscal 2022. Changes in interest rates and the market value of plan assets can impact the funded status of the plans and cause volatility in the net periodic benefit cost and our future funding requirements. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements.
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
We are subject to taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our provision for income taxes. Our total income tax expense could be affected by changes in tax rates in various jurisdictions, changes in the valuation of deferred tax assets and liabilities or changes in tax laws or their interpretation. We are also subject to the examination of our tax returns and other tax matters by the Internal Revenue Service and other tax authorities. There can be no assurance as to the outcome of these examinations. If a taxing authority disagrees with the positions we have taken, we could face additional tax liability, including interest and penalties, which could adversely affect our financial results. In December 2021, we received an assessment from the Mexican tax authorities related to the 2015 sale of our direct and indirect equity interests in subsidiaries which held our Mexico operations. At September 30, 2023, the assessment totaled approximately $488 million (8.6 billion Mexican pesos), which includes tax, inflation adjustment, interest and penalties. We believe the assertions made in the assessment letter have no merit and will defend our positions through the Mexican administrative appeal process and litigation, if necessary. Based on our analysis of this assessment in accordance with Financial Accounting Standards Board (“FASB”) guidance related to unrecognized tax benefits, we have not recorded a liability related to the issue.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The following table summarizes our domestic properties as of September 30, 2023:

	Number of Facilities(1)
	Owned	Leased	Total	Capacity(2)
Beef Segment Facilities	14	—	14	155,000 head
Pork Segment Facilities	7	—	7	471,000 head
Chicken Segment Facilities	176	7	183	45 million head
Prepared Foods Segment Facilities	36	—	36	71 million pounds
(1)Certain facilities produce products that are reported in multiple segments. For presentation purposes, facilities are reflected in the segment that had the majority of the facility’s production. Additionally, livestock grower farms are excluded.
(2)Capacity per week is not an indication of production rates. Capacity per week is based on the following: Beef and Pork (six day week) and Chicken and Prepared Foods (five day week). Utilization of capacity varies by facility based on the type of products assigned and the level of demand for those products.
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
Chicken
Our vertically-integrated Chicken operations facilities include processing facilities, rendering facilities, blending mills, feed mills, grain elevators and broiler hatcheries. The Chicken processing facilities include various phases of harvesting, dressing, cutting, packaging, deboning and further-processing. We also have animal nutrition operations, which are associated with the Chicken rendering facilities or within various Chicken processing facilities. The blending mills, feed mills, grain elevators and broiler hatcheries have sufficient capacity to meet the needs of the chicken growout operations. The Chicken segment includes one processing facility that shares a facility with and is included in the Prepared Foods segment in the table above. As described in Part II, Item 8, Notes to Consolidated Financial Statements, Note 7: Restructuring and Related Charges, we announced the closures of six Chicken segment facilities of which two have closed as of September 30, 2023 and four are expected to close in the first half of fiscal 2024.
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

Our International/Other foreign production operations in Asia-Pacific and China-Korea include one beef facility, 21 chicken processing facilities, three feed mills and one broiler hatchery. The processing facilities include various phases of harvesting, dressing, cutting, packaging, deboning and further-processing. We also have a foreign production operation in Europe which includes a chicken further-processing facility.
We believe our present facilities are generally adequate and suitable, have sufficient capacity and are appropriately utilized for our current purposes. Fluctuations in inventories, production and utilization may occur based upon seasonal or other changes in demand for our products. We regularly engage in construction and other capital improvement projects intended to expand capacity and improve the efficiency of our processing and support facilities. We also consider the efficiencies of our operations and may from time to time consider changing the number or type of facilities we operate to align with our capacity needs.
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
On June 19, 2005, the Attorney General and the Secretary of the Environment of the State of Oklahoma filed a complaint in the United States District Court for the Northern District of Oklahoma against Tyson Foods, Inc., three subsidiaries and six other poultry integrators. The complaint, which was subsequently amended, asserts a number of state and federal causes of action including, but not limited to, counts under the Comprehensive Environmental Response, Compensation, and Liability Act, Resource Conservation and Recovery Act, and state-law public nuisance theories. Oklahoma alleges that the defendants and certain contract growers who were not joined in the lawsuit polluted the surface waters, groundwater and associated drinking water supplies of the Illinois River Watershed through the land application of poultry litter. Oklahoma’s claims were narrowed through various rulings issued before and during trial and its claims for natural resource damages were dismissed by the district court in a ruling issued on July 22, 2009, which was subsequently affirmed on appeal by the Tenth Circuit Court of Appeals. A non-jury trial of the remaining claims including Oklahoma’s request for injunctive relief began on September 24, 2009. Closing arguments were held on February 11, 2010. On January 18, 2023, the district court entered Findings of Fact and Conclusions of Law in favor of the State of Oklahoma and directed the parties to confer in an attempt to reach an agreement on appropriate remedies by March 17, 2023. On March 17, 2023, the parties received a 90-day extension from the district court and continued to confer on appropriate remedies. On June 12, 2023, the Court ordered the parties to mediation. The parties attended an in-person mediation on October 12, 2023, but were unable to reach a resolution. Defendants subsequently filed a post-trial motion to dismiss, which remains pending.
Other Matters
As of September 30, 2023, we had approximately 139,000 team members and, at any time, have various employment practices matters outstanding. In the aggregate, these matters are important to the Company, and we devote considerable resources to managing employment issues. Additionally, we are subject to other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on our consolidated results of operations or financial position.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Each of our executive officers serve one-year terms from the date of their election, or until their successors are appointed and qualified. Chairman of the Board of Directors John Tyson is the father of Chief Financial Officer John R. Tyson and nephew of Director Barbara A. Tyson. No other family relationships exist among these officers. The name, title, age (as of September 30, 2023) and calendar year of initial election to executive office of our executive officers are listed below:

Name	Title	Age	Year Elected Executive Officer
John H. Tyson	Chairman of the Board of Directors	70	2011
Adam Deckinger	General Counsel and Secretary	47	2023
Melanie Boulden	Group President, Prepared Foods and Chief Growth Officer	51	2023
Donnie King	President and Chief Executive Officer	61	2019
Wes Morris	Group President, Poultry	58	2023
Jason Nichol	Chief Customer Officer	51	2021
Johanna Söderström	Executive Vice President and Chief People Officer	52	2020
Brady Stewart	Group President, Beef, Pork and Chief Supply Chain Officer	44	2023
Phillip Thomas	Vice President, Controller and Chief Accounting Officer	48	2020
Amy Tu	President, International	56	2017
John R. Tyson	Executive Vice President and Chief Financial Officer	33	2019
John H. Tyson has served as Chairman of the Board of Directors since 1998 and was previously Chief Executive Officer of the Company from 2000 until 2006. Mr. Tyson was initially employed by the Company in 1973.
Adam Deckinger was appointed as General Counsel and Secretary in January 2023 after serving as Senior Vice President and Head of Law and Compliance since November 2022. Prior to that role, Mr. Deckinger served as Vice President and Associate General Counsel since his initial employment with the Company in April 2018. Mr. Deckinger was employed by The Boeing Company prior to joining the Company.
Melanie Boulden was appointed Group President, Prepared Foods in September 2023 after serving as Chief Growth Officer since her initial employment with the Company in February 2023. Prior to joining the Company, Ms. Boulden was employed by The Coca-Cola Company from 2019 to 2022, Reebok International from 2018 to 2019, and Crayola and Kraft Foods prior to that.
Donnie King was appointed President and Chief Executive Officer in June 2021 after serving as Chief Operating Officer since February 2021 and Group President Poultry since September 2020. Mr. King served as Chief Administration Officer from February 2019 to September 2020 in addition to the role of Group President, International from January 2019 to February 2020. Mr. King previously served as President, North American Operations from 2015 to 2016 and President, North American Operations and Foodservice in 2014. Mr. King was initially employed by Valmac Industries in 1982. Valmac Industries was acquired by the Company in 1984. Mr. King was self-employed from 2016 to February 2019 before returning to the Company.
Wes Morris was appointed Group President, Poultry in January 2023 after serving as a consultant to the Company since October 2020. Mr. Morris was previously employed by the Company from 1999 until 2017, and has served in many leadership roles including President, Prepared Foods Operations. Mr. Morris was employed by Simmons Foods before his return to the Company.
Jason Nichol was appointed Chief Customer Officer in February 2021 after serving as Senior Vice President, Walmart since March 2016 and as Vice President, Walmart since his initial employment with the Company in April 2015. Mr. Nichol was employed by Nabisco, Cott Beverages and Scotts Miracle-Gro prior to joining the Company.
Johanna Söderström was appointed Executive Vice President and Chief People Officer in October 2021 after serving as Executive Vice President and Chief Human Resources Officer since her initial employment with the Company in July 2020. Ms. Söderström was employed by Dow Chemical Company prior to joining the Company.
Brady Stewart was appointed Group President, Beef, Pork and Chief Supply Chain Officer in August 2023 after serving as Group President, Fresh Meats since his initial employment with the Company in January 2023. Prior to joining the Company, Mr. Stewart was employed by Smithfield Foods from 2017 to 2022 and the Kansas City Sausage Company prior to that.
Phillip Thomas was appointed Vice President, Controller and Chief Accounting Officer in July 2020 after serving as Vice President and Assistant Controller since March 2014, prior to which he served as Senior Director Financial Reporting since his initial employment with the Company in July 2008.
Amy Tu was appointed President, International in October 2022. Ms. Tu also held the role of Chief Administrative Officer from October 2022 to August 2023. Prior to that role, Ms. Tu served as Executive Vice President and Chief Legal Officer and Secretary from October 2021 to January 2023, as Executive Vice President, General Counsel and Secretary from November 2020 to October 2021 and as Executive Vice President and General Counsel since her initial employment with the Company in December 2017. Ms. Tu was employed by The Boeing Company prior to joining the Company.

John R. Tyson was appointed Executive Vice President and Chief Financial Officer in October 2022 after serving as Executive Vice President, Strategy and Chief Sustainability Officer since October 2021, as Chief Sustainability Officer from September 2019 to October 2021, and as Director, Office of the Chief Executive Officer since his initial employment with the Company in May 2019. Mr. Tyson has been an observer at the Company’s board of directors’ meetings since 2014. He was employed by J.P. Morgan and as a private equity and venture capital investor prior to joining the Company.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We have, issued and outstanding, two classes of capital stock, Class A stock and Class B stock. Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share and holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of October 28, 2023, there were approximately 25,000 holders of record of our Class A stock and six holders of record of our Class B stock.
DIVIDENDS
Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. In fiscal 2023, the annual dividend rate for Class A stock was $1.92 per share and the annual dividend rate for Class B stock was $1.728 per share. Effective November 10, 2023, the Board of Directors increased the quarterly dividend previously declared on August 10, 2023, to $0.49 per share on our Class A common stock and $0.441 per share on our Class B common stock. The increased quarterly dividend is payable on December 15, 2023, to shareholders of record at the close of business on December 1, 2023. The Board also declared a quarterly dividend of $0.49 per share on our Class A common stock and $0.441 per share on our Class B common stock, payable on March 15, 2024, to shareholders of record at the close of business on March 1, 2024. We anticipate the remaining quarterly dividends in fiscal 2024 will be $0.49 and $0.441 per share of our Class A and Class B stock, respectively. This results in an annual dividend rate in fiscal 2024 of $1.96 for Class A shares and $1.764 for Class B shares, or a 2% increase compared to the fiscal 2023 annual dividend rate. We have paid uninterrupted quarterly dividends on common stock each year since 1977.
MARKET INFORMATION
Our Class A stock is traded on the New York Stock Exchange under the symbol “TSN.” No public trading market currently exists for our Class B stock.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Jul. 2, 2023 to Jul. 29, 2023	73,856	$52.72	—	7,301,400
Jul. 30, 2023 to Sept. 2, 2023	86,157	54.69	—	7,301,400
Sept. 3, 2023 to Sept. 30, 2023	33,416	52.57	—	7,301,400
Total	193,429	$53.57	—	7,301,400
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
(2)We purchased 193,429 shares during the period that were not made pursuant to our previously announced stock repurchase program but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 165,441 shares purchased in open market transactions and 27,988 shares withheld to cover required tax withholdings on the vesting of restricted stock.
(3)Shares purchased during the period pursuant to our previously announced stock repurchase program.
PERFORMANCE GRAPH
The following graph shows a five-year comparison of cumulative total returns for our Class A stock, the Standard & Poor’s (“S&P”) 500 Index, our old peer group and our new peer group of companies described below.

Comparison of 5 Year Cumulative Total Returns
Among Tyson Foods, Inc., the S&P 500 Index and our Peer Group
$200
$100
$0
9/29/18
9/28/19
10/3/20
10/2/21
10/1/22
9/30/23
Fiscal Year Ended
Tyson Foods, Inc.
S&P 500 Index
Old Peer Group
New Peer Group

	Fiscal Years Ended
	9/29/18	9/28/19	10/3/20	10/2/21	10/1/22	9/30/23
Tyson Foods, Inc.	$100.00	$146.23	$104.29	$141.12	$121.45	$96.20
S&P 500 Index	100.00	103.72	119.51	157.80	131.85	160.31
Old Peer Group	100.00	115.97	119.31	131.90	146.85	152.76
New Peer Group	100.00	129.98	143.64	159.24	158.38	186.28
The total cumulative return on investment (change in the year-end stock price plus reinvested dividends), which is based on the stock price or composite index at the end of fiscal 2018, is presented for each of the periods for the Company, the S&P 500 Index and our old and new peer groups. The graph compares the performance of the Company’s Class A common stock with that of the S&P 500 Index and our old and new peer groups, with the return of each company in the peer groups weighted on market capitalization. The stock price performance of the Company’s Class A common stock shown in the above graph is not necessarily indicative of future stock price performance. During fiscal 2023, we changed our peer group to include geographically relevant peers in addition to those operating in the manufacturing, food and CPG industries. Our new peer group includes: Albertsons Companies, Archer Daniels Midland Co., Bunge Ltd., Caterpillar Inc., Coca-Cola Co., Deere & Co., J.B. Hunt Transport Services, Kraft Heinz Co., Mondelez International, Inc., PepsiCo Inc., Performance Food Group, Sysco Corp., United Natural Foods, U.S. Foods Holding, Proctor & Gamble and Walmart Inc.
The complete list of our old peer group includes: Archer-Daniels-Midland Company, Bunge Limited, Campbell Soup Company, ConAgra Foods, Inc., General Mills, Inc., Hormel Foods Corp., Kellogg Co., Kraft Heinz Company, Mondelez International Inc., PepsiCo, Inc., Pilgrim’s Pride Corporation, The Coca-Cola Company, The Hershey Company and The J.M. Smucker Company.
The information in this “Performance Graph” section shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934.
ITEM 6. SELECTED FINANCIAL DATA
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OBJECTIVE
The following discussion provides an analysis of the Company’s financial condition, cash flows and results of operations from management’s perspective and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. Our objective is to also provide discussion of events and uncertainties known to management that are reasonably likely to cause reported financial information not to be indicative of future operating results or of future financial condition and to offer information that provides understanding of our financial condition, cash flows and results of operations. Refer to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2021 for additional information related to fiscal 2021.
DESCRIPTION OF THE COMPANY
We are one of the world’s largest food companies and a recognized leader in protein. Founded in 1935 by John W. Tyson and grown under four generations of family leadership, the Company has a broad portfolio of products and brands including Tyson®, Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, Aidells®, ibp® and State Fair®.
We operate in four reportable segments: Beef, Pork, Chicken and Prepared Foods. We measure segment profit as operating income (loss). International/Other primarily includes our foreign operations in Australia, China, Malaysia, Mexico, the Netherlands, South Korea, Thailand and the Kingdom of Saudi Arabia, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC. For further description of the business, refer to Part I, Item 1, Business.
OVERVIEW
Fiscal year
We utilize a 52- or 53-week accounting period ending on the Saturday closest to September 30. The Company’s accounting cycle resulted in a 52-week year for fiscal 2023, 2022 and 2021.
General
Sales decreased slightly to $52.9 billion in fiscal 2023 as compared to fiscal 2022, largely due to decreased sales volumes in our Beef and Pork segments and lower average sales price in our Chicken and Pork segments, partially offset by increased sales volumes in our Chicken segment. We incurred an operating loss of $395 million in fiscal 2023 as compared to operating income of $4,410 million fiscal 2022, as we experienced lower operating income in all our segments other than the Prepared Foods segment. In fiscal 2023, our operating income was impacted by $781 million of goodwill impairment charges, $322 million of plant closure charges, $156 million of legal contingency accruals, $124 million of restructuring and related charges, $17 million of product line discontinuation charges, and benefited by $53 million of insurance proceeds, net of costs incurred, related to fires at our production facilities and $19 million related to the relocation of a production facility in China. In fiscal 2022, our results were impacted by $66 million of restructuring and related charges and $62 million of insurance proceeds, net of costs incurred related to fires at our production facilities.
Market Environment
According to the USDA, domestic protein production (beef, pork, chicken and turkey) decreased slightly in fiscal 2023 compared to fiscal 2022. All segments experienced inflation in operating costs, especially in labor and certain materials, however, the rate of inflation started to decrease and protein prices began to level off. We continue to pursue recovery of increased input costs through pricing. Additionally, the conflict between Ukraine and Russia has led to economic sanctions against Russia and certain regions of Ukraine and Belarus. As of September 30, 2023, the impact of this conflict has not had a material direct impact on our consolidated financial performance. However, the conflict is still ongoing and there are many risks and uncertainties in relation to the conflict that are outside of our control. Furthermore, the conflict in the Middle East escalated in October 2023 creating economic and political uncertainty within the region. If these conflicts escalate further, impact additional regions or countries, or additional economic sanctions are imposed, it could have a material impact on our business operations and financial performance. The Beef segment experienced reduced supply of market-ready cattle and increased live cattle costs. The Pork segment experienced sufficient supply and reduced live hog costs, but was negatively impacted by softening global demand. The Chicken segment experienced increased feed ingredient and other input costs along with excess domestic supply impacts to sales pricing. The Prepared Foods segment experienced decreased raw material costs primarily due to lower meat costs.
The Federal Reserve has increased interest rates, and it is anticipated that interest rates will continue to rise in the near term. Our direct exposure to rising interest rates is somewhat tempered given our strong liquidity position in addition to our current debt structure in which most of our borrowings have fixed interest rates. At September 30, 2023, we had $3.0 billion of liquidity and our current debt was $1.9 billion. Should we need to issue additional debt or borrow under our existing revolving and term loan facilities, we may be exposed to higher interest rates than our current outstanding borrowings.

Margins
Our total operating margin was (0.7)% in fiscal 2023. Operating margins by segment were as follows:
•Beef – (0.5)%
•Pork – (2.4)%
•Chicken – (4.5)%
•Prepared Foods – 8.4%
Strategy
Our strategy is to sustainably feed the world with the fastest growing protein brands. We intend to achieve our strategy as we: grow our business by delivering superior value to consumers and customers; deliver fuel for growth and returns through commercial, operational and financial excellence; and sustain our Company and our world for future generations.
We launched a new productivity program in fiscal 2022 to drive a better, faster and more agile organization that is supported by a culture of continuous improvement and faster decision-making. The execution of the program is supported by a program management office that ensures delivery of key project milestones and reports on savings achievements connected with the three pillars of the program. The first pillar is operational and functional excellence, which includes functional efficiency efforts in Finance, HR and Procurement focused on applying best practices to reduce costs. The second pillar is the use of new digital solutions like artificial intelligence and predictive analytics to drive efficiency in operations, supply chain planning, logistics and warehousing. The third pillar is automation, which will leverage automation and robotics technologies to automate difficult and higher turnover positions. We expect the productivity savings to be recognized in each of our reportable segments as they benefit from the achievements connected with the three pillars of the program. At this time, we do not anticipate costs associated with this program to be material and capital expenditures associated with automation and other activities are included in our capital expenditure expectations. We were targeting $1 billion in productivity savings by the end of fiscal 2024 relative to a fiscal 2021 cost baseline. We realized more than $700 million of productivity savings in fiscal 2022, which partially offset the impacts of inflationary market conditions, and we surpassed our aggregate $1 billion target in fiscal 2023, more than a year ahead of our plan.
The Company approved a restructuring program in fiscal 2022, the 2022 Program, which is expected to improve business performance, increase collaboration, enhance team member agility, enable faster decision-making and reduce redundancies. In conjunction with the 2022 Program, the Company relocated all of its corporate team members from the Chicago, Downers Grove and Dakota Dunes area corporate locations to its world headquarters in Springdale, Arkansas, through a phased relocation commencing in early calendar year 2023. In the third quarter of fiscal 2023, the Company approved an extension to the program related to removing additional redundancies in corporate overhead. We recognized $124 million and $66 million of pretax charges in fiscal 2023 and 2022, respectively, associated with the 2022 Program consisting of severance related costs, relocation and related costs, accelerated depreciation, contract and lease termination and professional and other fees. The Company currently anticipates the 2022 Program will result in cumulative pretax charges of approximately $224 million. As the Company continues to evaluate its business strategies and long-term growth targets, additional restructuring activities may occur. The following tables set forth the pretax impact of restructuring and related charges in the Consolidated Statements of Income and the pretax impact by our reportable segments for fiscal years ended 2023 and 2022. For further description refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 7: Restructuring and Related Charges (in millions).

	2023	2022
Cost of Sales	$29	$18
Selling, General and Administrative	95	48
Total Restructuring and related charges, pretax	$124	$66

	2022 charges	2023 charges	Estimated future charges	Total estimated 2022 Program charges
Beef	$16	$33	$3	$52
Pork	5	11	1	17
Chicken	6	16	2	24
Prepared Foods	36	49	24	109
International/Other	3	15	4	22
Total Restructuring and related charges, pretax	$66	$124	$34	$224

SUMMARY OF RESULTS

Sales	in millions
	2023	2022	2021
Sales	$52,881	$53,282	$47,049
Change in sales volume	1.0%	(0.3)%
Change in average sales price	(1.5)%	12.3%
Sales growth	(0.8)%	13.2%
2023 vs. 2022 –
•Sales Volume – Sales were positively impacted by a increase in sales volume, which accounted for an increase of $507 million, driven by increased volumes in our Chicken segment partially offset by decreased volumes in our Beef segment due to the reduced domestic availability of live cattle and our Pork segment as a result of balancing our supply with customer demand.
•Average Sales Price – Sales were negatively impacted by lower average sales prices, which accounted for a decrease of $752 million, driven by reduced pricing in our Pork and Chicken segments, partially offset by higher average sales prices in our Beef and Prepared Foods segments.
•The above change in average sales price for fiscal 2023 excludes the impact of a $156 million reduction of Sales from the recognition of legal contingency accruals.
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

Cost of Sales	in millions
	2023	2022	2021
Cost of sales	$50,250	$46,614	$40,523
Gross profit	2,631	6,668
Cost of sales as a percentage of sales	95.0%	87.5%
2023 vs. 2022 –
•Cost of sales increased $3,636 million. Higher sales volume increased cost of sales $444 million while higher input cost per pound increased cost of sales $3,192 million.
•The $3,192 million impact of higher input cost per pound was impacted by:
•Increase in live cattle costs of approximately $2,135 million in our Beef segment.
•Increase due to net derivative losses of $117 million in fiscal 2023, compared to net derivative gains of $225 million in fiscal 2022 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.
•Increase of $322 million due to costs associated with plant closures.
•Increase of $238 million related to inventory lower of cost or net realizable value adjustments.
•Increase of approximately $36 million in our Chicken segment related to net increases in feed ingredients costs and growout expenses, partially offset by reduced outside meat purchases.
•Increase of approximately $24 million in our Chicken segment due to $11 million of insurance proceeds, net of costs incurred, in fiscal 2023 compared to $35 million of insurance proceeds, net of costs incurred, in fiscal 2022 related to the fire at our production facility in fiscal 2021.
•Decrease in live hog costs of approximately $295 million in our Pork segment.
•Decrease in freight and transportation costs of approximately $175 million.
•Decrease in raw material and other input costs of approximately $45 million in our Prepared Foods segment.

•Remaining increase in costs across all of our segments primarily driven by net impacts on average cost per pound from mix changes as well as the impact of the inflationary environment on our labor and other input costs, partially offset by savings from our productivity program.
•The $444 million impact of increased sales volume was primarily driven by increased volumes in our Chicken segment.
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
•The $104 million impact of lower sales volume was primarily driven by decreased volumes in our Pork and Prepared Foods segments.

Selling, General and Administrative	in millions
	2023	2022	2021
Selling, general and administrative	$2,245	$2,258	$2,130
As a percentage of sales	4.2%	4.2%
2023 vs. 2022 –
•Decrease of $13 million in selling, general and administrative was primarily driven by:
•Decrease of $171 million in employee costs primarily from incentive-based compensation.
•Decrease of $26 million in professional fees.
•Increase of $71 million from a gain recognized in the fiscal year ended October 1, 2022 from recoveries related to a cattle suppliers misappropriation of Company funds.
•Increase of $57 million in marketing, advertising and promotion expenses.
•Increase of $47 million in restructuring and related costs.
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
Goodwill Impairment
2023 vs 2022
•During the third quarter of fiscal 2023, we experienced lower than anticipated operating results and changing market fundamentals, as well as a drop in our market capitalization to below our book value. Consequently, we performed an interim assessment of goodwill and recorded a $448 million goodwill impairment charge. In the fourth quarter of fiscal 2023, long-term treasury rates increased which caused an increase in the discount rates we utilize in determining the fair value of our reporting units. The increased discount rates caused the Company to perform goodwill impairment assessments in the fourth quarter of fiscal 2023, which resulted in an additional $333 million goodwill impairment charge.

Interest Expense	in millions
	2023	2022
	$355	$365
2023 / 2022 –
•Interest expense primarily included interest expense related to our senior notes, commercial paper, term loans and commitment fees incurred on our revolving credit facility less capitalized interest. The decrease in interest expense in fiscal 2023 was primarily due to increased capitalized interest of $25 million and the impact of the redemption of the June 2022 Senior Notes in fiscal 2022, partially offset by increased commercial paper term loan balances.

Other (Income) Expense, net	in millions
	2023	2022
	$(42)	$(87)
2023 – Included $22 million of production facilities fire insurance proceeds, $17 million of foreign exchange gains and $12 million of joint venture earnings.
2022 – Included $58 million of foreign exchange losses, $52 million of production facilities fires insurance proceeds, $45 million of joint venture earnings and $37 million of gains on equity investments due to observable price changes in fiscal 2022.

Effective Tax Rate
	2023	2022
	4.3%	21.7%
The percentage impacts on the effective tax rate were greater in fiscal 2023 due to the level of pretax income (loss) in fiscal 2023 compared to fiscal 2022. Additionally, tax benefits increased the effective tax rate on a pretax loss in fiscal 2023 and decreased the effective tax rate on pretax income in fiscal 2022.
2023 – The effective tax rate is lower than the statutory rate due to a $781 million non-deductible goodwill impairment, partially offset by income tax credits and a $26 million benefit from the remeasurement of deferred income taxes, primarily due to legislation decreasing state tax rates enacted in fiscal 2023.
2022 – The effective tax rate includes a $36 million benefit from the remeasurement of deferred income taxes, primarily due to legislation decreasing state tax rates enacted in fiscal 2022.

Net Income (Loss) Attributable to Tyson	in millions, except per share data
	2023	2022
Net income (loss) attributable to Tyson	$(648)	$3,238
Net income (loss) attributable to Tyson - per diluted share	(1.87)	8.92
2023 – Included the following items:
•$757 million pretax, or ($2.13) per diluted share, of goodwill impairment charges (non-tax deductible) net of $24 million associated with Net Income (Loss) Attributable to Noncontrolling Interests.
•$322 million pretax, or ($0.67) per diluted share, of charges related to plant closures.
•$156 million pretax, or ($0.33) per diluted share, related to the recognition of legal contingency accruals.
•$124 million pretax, or ($0.26) per diluted share, of restructuring and related charges.

•$75 million pretax, or $0.16 per diluted share, of production facilities fire insurance proceeds, net of costs incurred.
•$26 million post tax, or $0.07 per diluted share, from remeasurement of net deferred tax liabilities at lower enacted state tax rates.
•$17 million pretax, or ($0.04) per diluted share, of product line discontinuation charges.
•$16 million pretax, or $0.03 per diluted share, related to the relocation of a production facility in China net of $3 million associated with Net Income (Loss) Attributable to Noncontrolling Interests.
2022 – Included the following items:
•$114 million pretax, or $0.23 per diluted share, of production facilities fire insurance proceeds, net of costs incurred.
•$66 million pretax, or ($0.14) per diluted share, of restructuring and related charges.
•$36 million post tax, or $0.10 per diluted share, from remeasurement of net deferred tax liabilities at lower enacted state tax rates.
SEGMENT RESULTS
We operate in four reportable segments: Beef, Pork, Chicken, and Prepared Foods. International/Other primarily includes our foreign operations in Australia, China, Malaysia, Mexico, the Netherlands, South Korea, Thailand and the Kingdom of Saudi Arabia, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC. Additional information regarding the geographic areas of our foreign operations is set forth in Part II, Item 8, Notes to Consolidated Financial Statements, Note 17: Segment Reporting. The following table is a summary of segment sales and operating income (loss) for fiscal years ended 2023, 2022 and 2021, which is how we measure segment income (loss):

						in millions
	Sales			Operating Income (Loss)
	2023	2022	2021	2023	2022	2021
Beef	$19,325	$19,854	$17,999	$(91)	$2,502	$3,240
Pork	5,768	6,414	6,277	(139)	193	328
Chicken	17,060	16,961	13,733	(770)	955	(625)
Prepared Foods	9,845	9,689	8,853	823	746	1,456
International/Other	2,515	2,355	1,990	(218)	14	(3)
Intersegment Sales	(1,632)	(1,991)	(1,803)	—	—	—
Total	$52,881	$53,282	$47,049	$(395)	$4,410	$4,396

Beef Segment Results					in millions
	2023	2022	Change 2023 vs. 2022	2021	Change 2022 vs. 2021
Sales	$19,325	$19,854	$(529)	$17,999	$1,855
Sales Volume Change			(3.1)%		0.1%
Average Sales Price Change			0.4%		10.2%
Operating Income (Loss)	$(91)	$2,502	$(2,593)	$3,240	$(738)
Operating Margin	(0.5)%	12.6%		18.0%
2023 vs. 2022 –
•Sales Volume – Sales volume decreased in fiscal 2023 due to lower availability of live cattle.
•Average Sales Price – Average sales price increased slightly due to price increases associated with reduced live cattle supply and increased input costs, partially offset by reduced export demand and softening demand.
•Operating Income (Loss) – Operating income decreased due to unfavorable market conditions, including higher fed cattle costs. Additionally, operating income in fiscal 2023 was impacted by a $333 million goodwill impairment charge and benefited from $42 million of insurance proceeds related to a fire at a production facility in fiscal 2019, partially offset by $33 million of restructuring and related charges. Operating income in fiscal 2022 was impacted by $27 million of insurance proceeds related to a fire at a production facility in fiscal 2019, and $16 million of restructuring and related charges.
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

Pork Segment Results					in millions
	2023	2022	Change 2023 vs. 2022	2021	Change 2022 vs. 2021
Sales	$5,768	$6,414	$(646)	$6,277	$137
Sales Volume Change			(2.2)%		(1.9)%
Average Sales Price Change			(7.9)%		4.1%
Operating Income (Loss)	$(139)	$193	$(332)	$328	$(135)
Operating Margin	(2.4)%	3.0%		5.2%
2023 vs. 2022 –
•Sales Volume – Sales volume decreased as a result of balancing our supply with customer demand.
•Average Sales Price – Average sales price decreased due to reduced global demand.
•Operating Income (Loss) – Operating income decreased due to compressed pork margins, increased operating costs as a result of the inflationary market environment, losses incurred in our live hog operations and impacts from a production facility fire in the third quarter of fiscal 2023.
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

Chicken Segment Results					in millions
	2023	2022	Change 2023 vs. 2022	2021	Change 2022 vs. 2021
Sales	$17,060	$16,961	$99	$13,733	$3,228
Sales Volume Change			3.4%		0.7%
Average Sales Price Change			(1.9)%		18.1%
Operating Income (Loss)	$(770)	$955	$(1,725)	$(625)	$1,580
Operating Margin	(4.5)%	5.6%		(4.6)%
2023 vs. 2022 –
•Sales Volume – Sales volume increased primarily due to improved domestic production and the sell-through of inventory, partially offset by strategic initiative mix impacts.
•Average Sales Price – Average sales price decreased due to the challenging market conditions. The change in average sales price for the fiscal 2023 excludes the impact of a $156 million reduction of Sales from the recognition of legal contingency accruals.
•Operating Income (Loss) – Operating income decreased in fiscal 2023 primarily due to the impacts of inflationary market conditions as well as operational impacts associated with strategic decisions in the first half of fiscal 2023. Operating income in fiscal 2023 was impacted by $300 million of higher feed ingredient costs and $80 million of net derivative losses as compared to $195 million of net derivative gains in fiscal 2022. Operating income in fiscal 2023 was impacted by $322 million in plant closure charges, $210 million of goodwill impairment charges, $156 million in legal contingency accruals and $16 million in restructuring and related charges, offset by $11 million of insurance proceeds, net of costs incurred associated with a production facility fire in fiscal 2021.
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

Prepared Foods Segment Results				in millions
	2023	2022	Change 2023 vs. 2022	2021	Change 2021 vs. 2020
Sales	$9,845	$9,689	$156	$8,853	$836
Sales Volume Change			0.3%		(4.1)%
Average Sales Price Change			1.3%		13.5%
Operating Income	$823	$746	$77	$1,456	$(710)
Operating Margin	8.4%	7.7%		16.4%
2023 vs. 2022 –
•Sales Volume – Sales volume increased slightly for fiscal 2023 as increased retail volumes were partially offset by a reduction in foodservice volumes.
•Average Sales Price – Average sales price increased due to the effects of revenue management in an inflationary cost environment and favorable product mix.
•Operating Income – Operating income increased in fiscal 2023 driven by higher average sales prices and a $45 million reduction in raw material costs, partially offset by increased marketing, advertising and promotion spend. Operating income in fiscal 2023 was impacted by $17 million of product line discontinuation charges and $49 million of restructuring and related charges.
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

International/Other Results				in millions
	2023	2022	Change 2023 vs. 2022	2021	Change 2022 vs. 2021
Sales	$2,515	$2,355	$160	$1,990	$365
Operating Income (Loss)	(218)	14	(232)	(3)	17
2023 vs. 2022 –
•Sales – Sales increased due to volume growth and pricing actions to offset the high inflationary cost environment, which was partially offset by foreign exchange rate movements.
•Operating Loss – Operating income (loss) decreased in fiscal 2023 due to a $238 million goodwill impairment.
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

Cash Flows from Operating Activities		in millions
	2023	2022
Net income (loss)	$(649)	$3,249
Non-cash items in net income (loss):
Depreciation and amortization	1,339	1,202
Deferred income taxes	(183)	264
Impairment of goodwill	781	—
Impairments and disposals of assets	101	34
Stock-based compensation expense	61	93
Other, net	115	(51)
Net changes in operating assets and liabilities	187	(2,104)
Net cash provided by operating activities	$1,752	$2,687
•The decrease in net cash provided by operating activities was primarily due to lower earnings as a result of operations and a decrease in Accounts Payable, offset by decreases in legal, annual incentive and tax payments, decreases in Accounts Receivable and Inventory, and an increase in insurance proceeds received.

Cash Flows from Investing Activities		in millions
	2023	2022
Additions to property, plant and equipment	$(1,939)	$(1,887)
(Purchases of)/Proceeds from marketable securities, net	(2)	(1)
Acquisitions, net of cash acquired	(262)	—
Acquisition of equity investments	(115)	(177)
Other, net	19	130
Net cash used for investing activities	$(2,299)	$(1,935)
•Additions to property, plant and equipment included spending for production growth, safety and animal well-being, new equipment, infrastructure replacements and upgrades to maintain competitive standing and position us for future opportunities.
•Approximately $1.3 billion will be necessary to complete buildings and equipment under construction at September 30, 2023.
•We expect capital expenditures between $1 billion and $1.5 billion for fiscal 2024. Capital expenditures include investments in profit improvement projects as well as projects for maintenance and repair. This includes completion of capacity expansion projects as well as new equipment, automation technology and processes for product innovation.
•Acquisitions, net of cash for fiscal 2023 included $223 million, net of cash acquired, for our acquisition of Williams Sausage Company and $39 million for the 60% equity stake in Supreme Foods Processing Company, a producer and distributor of value-added and cooked chicken and beef products.
•Acquisition of equity investments for fiscal 2023 primarily included: the purchase of minority interest in a global insect-based ingredients company; the purchase of a minority interest in a fully integrated poultry company in the Middle East that produces broiler chickens and operates hatcheries and feed mills; and deferred payments related to prior year equity method investment.
•Acquisition of equity investments for fiscal 2022 included the purchase of a minority interest in a South American-based fully integrated poultry company.
•Other, net for fiscal 2023 primarily included insurance proceeds received related to fires at our production facilities. Other, net for fiscal 2022 primarily included insurance proceeds received related to fires at our production facilities, proceeds from the disposition of assets and changes in deposits for capital expenditures.

Cash Flows from Financing Activities		in millions
	2023	2022
Proceeds from issuance of debt	$1,130	$103
Payments on debt	(603)	(1,191)
Proceeds from issuance of commercial paper	7,693	—
Repayments of commercial paper	(7,103)	—
Purchases of Tyson Class A common stock	(354)	(702)
Dividends	(670)	(653)
Stock options exercised	11	126
Other, net	(16)	(6)
Net cash provided by (used for) financing activities	$88	$(2,323)
•During fiscal 2023, proceeds from issuance of debt included $1 billion of proceeds from the issuance of a term loan facility due May 2026.
•Payments on debt included:
•2023 – In September 2023, we extinguished the $400 million outstanding balance of our senior notes due September 2023.
•2022 – In March 2022, we extinguished the $1 billion outstanding balance of our senior notes due June 2022.
•Purchases of Tyson Class A common stock included:
•$300 million and $587 million of cash paid for shares repurchased pursuant to our share repurchase program in fiscal 2023 and 2022, respectively.
•$54 million and $115 million for shares repurchased to fund certain obligations under our equity compensation plans in fiscal 2023 and 2022, respectively.
•Dividends paid during fiscal 2023 included a 4% increase to our fiscal 2022 quarterly dividend rate.

Liquidity					in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available at September 30, 2023
Cash and cash equivalents					$573
Short-term investments					15
Term loan facility	May 2026	$1,000	$—	$1,000	—
Term loan facility	May 2028	750	—	—	750
Revolving credit facility	September 2026	2,250	—	—	2,250
Commercial Paper					(592)
Total liquidity					$2,996
•Liquidity includes cash and cash equivalents, short-term investments, and availability under our revolving credit and term loan facilities, less the outstanding commercial paper balance.
•At September 30, 2023, we had current debt of $1,895 million, which we intend to pay with cash generated from our operating activities and other existing or new liquidity sources.
•In fiscal 2023, we executed two new term loan facilities totaling $1.75 billion to refinance our short-term promissory notes ("commercial paper program") and for general corporate purposes. The first term loan facility totaling $1.0 billion matures on May 3, 2026 and we borrowed the full $1.0 billion available under this loan facility. The second term loan facility totaling $750 million matures on May 3, 2028 and at September 30, 2023, we had no outstanding borrowings under this facility. In November 2023, we borrowed the full $750 million available under the second term loan facility to refinance the outstanding commercial paper and for general corporate purposes.
•The revolving credit facility supports our short-term funding needs and also serves to backstop our commercial paper program. We had no borrowings under the revolving credit facility during fiscal 2023. Under the terms of the facility, we have the option to establish incremental commitment increases of up to $500 million if certain conditions are met.
•We expect net interest expense will approximate $400 million for fiscal 2024.
•Our ratio of short-term assets to short-term liabilities (“current ratio”) was 1.3 to 1 and 1.8 to 1 at September 30, 2023, and October 1, 2022, respectively. The decrease in fiscal 2023 was primarily due to decreased cash and cash equivalents and increased current debt.

•At September 30, 2023, $539 million of our cash was held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. We manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. We intend to repatriate any excess cash (net of applicable withholding taxes) not subject to regulatory requirements and to indefinitely reinvest outside of the United States the remainder of cash held by foreign subsidiaries. We do not expect the regulatory restrictions or taxes on repatriation to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.
Capital Resources
Credit and Term Loan Facilities
Cash flows from operating activities and cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $2.25 billion, to provide additional liquidity for working capital needs and to backstop our commercial paper program. Additionally, we have $1.75 billion in committed term loan facilities of which $1.0 billion was drawn upon as of September 30, 2023.
At September 30, 2023, amounts available for borrowing under our revolving credit and term loan facilities totaled $3.0 billion. Our revolving credit facility is funded by a syndicate of 20 banks, with commitments ranging from $35 million to $175 million per bank.
Commercial Paper Program
Our commercial paper program provides a low-cost source of borrowing to fund general corporate purposes including working capital requirements. The maximum borrowing capacity under the commercial paper program is $1.5 billion. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. As of September 30, 2023, we had $592 million commercial paper outstanding under this program with maturities less than 20 days. Our ability to access commercial paper in the future may be limited or its costs increased.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At September 30, 2023, and October 1, 2022, the ratio of our net debt to EBITDA was 9.1x and 1.3x, respectively. Refer to Other Key Financial Measures below for an explanation and reconciliation to comparable Generally Accepted Accounting Principles (“GAAP”) measures. The increase in this ratio at September 30, 2023 is due to an increase in net debt of $1,629 million and a decrease of $4,712 million in EBITDA.
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
We were in compliance with all debt covenants at September 30, 2023 and expect that we will maintain compliance.
Pension Plans
As further described in Part II, Item 8, Notes to Consolidated Financial Statements, Note 15: Pensions and Other Postretirement Benefits, the funded status of our defined benefit pension plans is defined as the amount the projected benefit obligation exceeds the plan assets. The funded status of the plans is an underfunded position of $149 million at the end of fiscal 2023 as compared to an underfunded position of $159 million at the end of fiscal 2022. We contributed $13 million in fiscal 2023 and expect to contribute approximately $15 million of cash to our pension plans in fiscal 2024. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements. As a result, the actual funding in fiscal 2024 may be different from the estimate.
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

CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations as of September 30, 2023 (in millions):

	Payments Due by Period
	2024	2025-2026	2027-2028	2029 and thereafter	Total
Debt principal payments (1)	$1,899	$1,844	$1,387	$4,452	$9,582
Interest payments (2)	416	696	481	2,800	4,393
Guarantees (3)	12	34	15	24	85
Operating lease obligations (4)	171	221	100	99	591
Purchase obligations (5)	424	444	129	149	1,146
Capital expenditures (6)	1,067	248	—	—	1,315
Other long-term liabilities (7)	—	—	—	—	842
Total contractual commitments	$3,989	$3,487	$2,112	$7,524	$17,954
(1)In the event of a default on payment, acceleration of the principal payments could occur.
(2)Interest payments include interest on all outstanding debt. Payments are estimated for variable rate and variable term debt based on effective interest rates at September 30, 2023, and expected payment dates.
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
(4)For additional information regarding operating leases, refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 6: Leases.
(5)Amounts include agreements with a remaining term in excess of one year to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligations amount included items, such as future purchase commitments for grains and livestock purchase contracts, that provide terms that meet the above criteria. For certain grain purchase commitments with a fixed quantity provision, we have assumed the future obligations under the commitment based on available commodity futures prices as published in observable active markets as of September 30, 2023. We have excluded future purchase commitments for contracts that do not meet these criteria. Purchase orders are not included in the table, as a purchase order is an authorization to purchase and is cancellable. Contracts for goods or services that contain termination clauses without penalty have also been excluded.
(6)Amounts include estimated amounts to complete buildings and equipment under construction as of September 30, 2023.
(7)Other long-term liabilities primarily consist of deferred compensation, deferred income, self-insurance and asset retirement obligations. We are unable to reliably estimate the amount and timing of the remaining payments beyond fiscal 2023; therefore, we have only included the total liability in the table above. We also have employee benefit obligations consisting of pensions and other postretirement benefits of $193 million that are excluded from the table above. A discussion of the Company's pension and postretirement plans, including funding matters, is included in Part II, Item 8, Notes to Consolidated Financial Statements, Note 15: Pensions and Other Postretirement Benefits.
In addition to the amounts shown above in the table, we have unrecognized tax benefits of $117 million and related interest and penalties of $50 million at September 30, 2023, recorded in Other long-term liabilities.
The potential maximum contractual obligation associated with our cash flow assistance programs at September 30, 2023, based on the estimated fair values of the livestock supplier’s net tangible assets on that date, aggregated to approximately $295 million. After analyzing residual credit risks and general market conditions, we have recorded an $8 million allowance for these programs' estimated credit losses at September 30, 2023.

OTHER KEY FINANCIAL MEASURES
The following are other key financial measures used by the Company for the purposes of assessing performance and highlighting operational trends as well as our ability to generate earnings sufficient to service our debt:

in millions, except ratio data
	2023	2022	2021

Net income (loss)	$(649)	$3,249	$3,060
Less: Interest income	(30)	(17)	(8)
Add: Interest expense	355	365	428
Add/(Less): Income tax expense (benefit)	(29)	900	981
Add: Depreciation	1,100	945	934
Add: Amortization (a)	229	246	261
EBITDA	$976	$5,688	$5,656

Total gross debt	$9,506	$8,321	$9,348
Less: Cash and cash equivalents	(573)	(1,031)	(2,507)
Less: Short-term investments	(15)	(1)	—
Total net debt	$8,918	$7,289	$6,841

Ratio Calculations:
Gross debt/EBITDA	9.7x	1.5x	1.7x
Net debt/EBITDA	9.1x	1.3x	1.2x
Return on invested capital (b)	(1.4%)	13.4%	13.3%
Total debt to capitalization (c)	34.2%	29.6%	34.4%
Book value per share (d)	$51.37	$55.04	$48.95
(a)Excludes the amortization of debt issuance and debt discount expense of $10 million, $11 million, $19 million for fiscal 2023, 2022 and 2021, respectively, as it is included in Interest expense.
(b)Return on invested capital is calculated by dividing after-tax operating income (loss), calculated by applying the Company’s effective tax rate to operating income (loss), by the average of beginning and ending total debt and shareholders’ equity less cash and cash equivalents.
(c)For the total debt to capitalization calculation, capitalization is defined as total debt plus total shareholders’ equity.
(d)Book value per share is calculated by dividing shareholders’ equity by the sum of Class A and B shares outstanding.
EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. Net debt to EBITDA represents the ratio of our debt, net of cash and short-term investments, to EBITDA. EBITDA and net debt to EBITDA are presented as supplemental financial measurements in the evaluation of our business. We believe the presentation of these financial measures helps investors to assess our operating performance from period to period, including our ability to generate earnings sufficient to service our debt, enhances understanding of our financial performance and highlights operational trends. These measures are widely used by investors and rating agencies in the valuation, comparison, rating and investment recommendations of companies; however, the measurements of EBITDA and net debt to EBITDA may not be comparable to those of other companies, which limits their usefulness as comparative measures. EBITDA and net debt to EBITDA are not measures required by or calculated in accordance with generally accepted accounting principles (“GAAP”) and should not be considered as substitutes for net income or any other measure of financial performance reported in accordance with GAAP or as a measure of operating cash flow or liquidity. EBITDA is a useful tool for assessing, but is not a reliable indicator of, our ability to generate cash to service our debt obligations because certain of the items added to net income to determine EBITDA involve outlays of cash. As a result, actual cash available to service our debt obligations will be different from EBITDA. Investors should rely primarily on our GAAP results, and use non-GAAP financial measures only supplementally, in making investment decisions.
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
Effect if Actual Results Differ From Assumptions
We have not made any material changes in the accounting methodology used to establish our contingent liabilities during the past three fiscal years. As set forth in Part II, Item 8, Notes to the Consolidated Financial Statements, Note 20: Commitments and Contingencies, we recognized $156 million and $626 million of charges in fiscal 2023 and 2021, respectively, from legal accruals related to our broiler antitrust civil litigation, broiler chicken grower litigation, and wage rate litigation based on our assessment of the likelihood and amount of probable losses. We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate our contingent liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material.
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
Effect if Actual Results Differ From Assumptions
We have not made any material changes in the accounting methodology used to establish our self-insurance liability during the past three fiscal years. We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate our self-insurance liability. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material. A 10% change in the actuarial estimate at September 30, 2023, would not have a significant impact on our liability.
Income taxes
Description
We estimate total income tax expense based on statutory tax rates and tax planning opportunities available to us in various jurisdictions in which we earn income. Income tax includes an estimate for withholding taxes on earnings of foreign subsidiaries expected to be remitted but does not include an estimate for taxes on earnings considered to be indefinitely invested in the foreign subsidiary. Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are recorded when it is likely a tax benefit will not be realized for a deferred tax asset. We record unrecognized tax benefit liabilities for known or anticipated tax issues based on our analysis of whether, and the extent to which, additional taxes will be due.
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
Defined benefit pension plans
Description
We sponsor four defined benefit pension plans that provide retirement benefits to certain team members. We also participate in a multi-employer plan that provides defined benefits to certain team members covered by collective bargaining agreements. Such plans are usually administered by a board of trustees composed of the management of the participating companies and labor representatives. We use independent third-party actuaries to assist us in determining our pension obligations and net periodic benefit cost. We and the actuaries review assumptions that include estimates of the present value of the projected future pension payment to all plan participants, taking into consideration the likelihood of potential future events such as salary increases and demographic experience. We accumulate and amortize the effect of actuarial gains and losses over future periods. Net periodic benefit cost for the defined benefit pension plans was $6 million in fiscal 2023. The projected benefit obligation was $176 million at the end of fiscal 2023. Unrecognized actuarial gain was $13 million at the end of fiscal 2023. We currently expect net periodic benefit cost associated with our pension plans to be approximately $7 million in fiscal 2024. We expect to contribute approximately $15 million of cash to our pension plans in fiscal 2024. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements.

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
Effect if Actual Results Differ From Assumptions
We have not made any material changes in the accounting methodology used to establish our pension obligations and net periodic benefit cost during the past three fiscal years. We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate our pension obligations and net periodic benefit cost. However, if actual results are not consistent with our estimates or assumptions, they are accumulated and amortized over future periods and, therefore generally affect the net periodic benefit cost in future periods. A 1% change in the discount rate at September 30, 2023, would not have a significant impact on the projected benefit obligation or net periodic benefit cost. A 1% change in the return on plan assets at September 30, 2023, would not have a significant impact on net periodic benefit cost. The sensitivities reflect the impact of changing one assumption at a time with the remaining assumptions held constant. Economic factors and conditions often affect multiple assumptions simultaneously and the effect of changes in assumptions are not necessarily linear.
Impairment of goodwill and indefinite life intangible assets
Description
Goodwill and indefinite life intangible assets are evaluated for impairment annually or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or indefinite life intangible asset is less than its carrying amount. We have elected to make the first day of the fourth quarter the annual impairment assessment date for goodwill and indefinite life intangible assets. However, we could be required to evaluate the recoverability of goodwill and indefinite life intangible assets outside of the required annual assessment if, among other things, we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of the business, sustained decline in market capitalization or significant changes in macro-economic factors such as increased interest and discount rates.
We evaluate goodwill for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, the fair value of the reporting unit may more likely than not be less than its carrying amount or if significant changes to macro-economic factors related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required. The quantitative test compares the fair value of a reporting unit with its carrying amount. Additionally, we can elect to forgo the qualitative assessment and perform the quantitative test. Upon performing the quantitative test, if the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of goodwill.
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

Judgments and Uncertainties
We estimate the fair value of our reporting units considering the use of various valuation techniques, with the primary technique being an income approach (discounted cash flow method) and another technique being a market approach (guideline public company method), which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. We include assumptions about sales growth, operating margins, discount rates and valuation multiples which consider our budgets, business plans, economic projections and marketplace data, and are believed to reflect market participant views which would exist in an exit transaction. Assumptions are also made for varying growth rates for periods beyond the long-term business plan period. Generally, we utilize operating margin assumptions based on future expectations, macro-economic trends, operating margins historically realized in the reporting units’ industries and industry marketplace valuation multiples. We consider reporting units that have 20% or less excess fair value over carrying amount to have a heightened risk of impairment. Our fiscal 2022 and 2021 goodwill impairment analyses did not result in impairment charges.
During the third quarter of fiscal 2023, we experienced lower than previously anticipated operating results and changing market fundamentals, as well as a drop in our market capitalization to below book value. Consequently, based on our qualitative assessment, we determined it was necessary to perform a quantitative assessment for all of our reporting units. Based on this assessment, we determined that all of our reporting units’ estimated fair values exceeded their carrying values other than one of our Chicken segment reporting units and two of our International/Other reporting units. For these reporting units, we recognized a $448 million goodwill impairment charge including $210 million to partially impair the goodwill of a Chicken segment reporting unit and $238 million to fully impair the goodwill of two of our International/Other reporting units.
We performed our annual impairment assessment as of the first day of our fourth quarter of fiscal 2023 and determined it was necessary to perform quantitative assessments for our Beef, Pork and two Chicken segment reporting units, as all of these reporting units were at heightened risk of impairment following the third quarter assessment. Based on this assessment, we determined that our Beef, Pork and two Chicken reporting units’ estimated fair values exceeded their carrying value, and thus, it did not result in any additional goodwill impairments.
However, during the fourth quarter of fiscal 2023, we experienced an increase in long-term treasury rates which caused a net 50 basis point increase in the discount rates used in estimating the fair value of the reporting units. Consequently, because of our qualitative assessment, we determined it was necessary to perform a quantitative assessment for our Beef, Pork and two Chicken segment reporting units as of September 30, 2023. Based on this quantitative assessment, we determined that our Pork and two Chicken segment reporting units' estimated fair values exceeded their carrying values. The fair value of our Beef reporting unit, which had $676 million of goodwill at the time of the assessment, did not exceed its carrying value. For the Beef reporting unit, the increased discount rate resulted in a decrease in its estimated fair value to below its carrying value. Accordingly, we recognized a $333 million goodwill impairment charge to partially impair its goodwill. Following the September 30, 2023 assessment, our Beef, Pork and two Chicken segment reporting units, with total goodwill of approximately $3.8 billion, are at heightened risk of impairment.
Our Beef segment reporting unit had goodwill of $0.3 billion at September 30, 2023, after the impairment. In estimating its fair value, we generally assumed operating margins in future years would normalize over time as we believe this is consistent with market participant views in an exit transaction. The current year results are not indicative of future market participant expectations in an exit transaction primarily due to challenging market conditions associated with lower cattle supplies which impacts we expect to be mostly temporary in nature. The Beef reporting unit's goodwill was written down to its fair value resulting in no excess fair value over carrying amount as of September 30, 2023. Any increase in the discount rate or reduced estimated long-term operating margins to below 2.0%-3.0% (breakeven), with all other assumptions unchanged, would have caused the carrying value of this reporting unit to exceed its fair value, which may have resulted in an additional material goodwill impairment loss.
Our Pork segment reporting unit had goodwill at September 30, 2023 of $0.4 billion. We generally assumed operating margins in future years would normalize over time as we believe this is consistent with market participant views in an exit transaction. Had we assumed future operating margins consistent with those in fiscal 2023, we would have failed the impairment quantitative tests, which may have resulted in material goodwill impairment losses. The current year results are not indicative of future market participant expectations in an exit transaction primarily due to challenging market conditions associated with higher availability of live hogs supplies during a period of reduced global demand and compressed pork margins which impacts we expect to be mostly temporary in nature. To pass the impairment quantitative tests, projected long-term operating margins, utilizing the discounted cash flow method, had to average approximately 4.0%-5.0% (breakeven). Additionally, a hypothetical increase in the discount rate of approximately 10-25 basis points at September 30, 2023, with all other assumptions unchanged, would have caused the carrying value of this reporting unit to exceed its fair value, which may have resulted in a material goodwill impairment loss.

Our Chicken segment reporting units had goodwill at September 30, 2023 of $3.1 billion. We generally assumed operating margins in future years would normalize over time as we believe this is consistent with market participant views in an exit transaction. Had we assumed future operating margins consistent with those realized in fiscal 2023, we would have failed the impairment quantitative test, which may have resulted in material goodwill impairment losses. The current year results are not indicative of future market participant expectations in an exit transaction primarily due to challenging market conditions associated with excess domestic supply impacts, losses incurred associated with derivatives, legal contingencies, and restructuring, which impacts we expect to be mostly temporary in nature. To pass the impairment quantitative test, projected long-term operating margins, utilizing the discounted cash flow method, had to average approximately 5.0%-6.0% (breakeven). Additionally, a hypothetical increase in the discount rate of approximately 25-50 basis points at September 30, 2023, with all other assumptions unchanged, would have caused the carrying values of the Chicken segment's reporting units to approximate its fair value, which may have resulted in a material goodwill impairment loss.
Our remaining reporting units had goodwill of $6.0 billion at September 30, 2023, and were not considered at heightened risk of impairment as of the date of its most recent estimated fair value determination which was in the third quarter of fiscal 2023. A hypothetical increase in the discount rate of approximately 125-150 basis points as of the date of its most recent estimated fair value determination, with all other assumptions unchanged, would have caused the carrying value of the Prepared Foods reporting unit, with goodwill of $5.9 billion at September 30, 2023, to approximate its fair value. Discount rates utilized in the discounted cash flow method have increased approximately 50 basis points since the third quarter of fiscal 2023 assessment through September 30, 2023.
The fair value of our indefinite life intangible assets is calculated principally using multi-period excess earnings and relief-from-royalty valuation approaches, which uses significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy, and is believed to reflect market participant views which would exist in an exit transaction. Under these valuation approaches, we are required to make estimates and assumptions about sales growth, operating margins, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. We consider indefinite life intangible assets that have 20% or less excess fair value over carrying amount to have a heightened risk of impairment. Our fiscal 2023, 2022, and 2021 indefinite life intangible assets impairment analyses did not result in an impairment charge.
All of our indefinite life intangible assets estimated fair values exceeded their carrying values by more than 20% at the date of the most recent estimated fair value determination, which was in the annual assessment as of the beginning of the fourth quarter of fiscal 2023, other than two of our Prepared Foods brands with carrying values of $0.5 billion and $0.3 billion at September 30, 2023. For the brand with a carrying value $0.5 billion, a hypothetical increase in the discount rate of approximately 50 basis points as of the date of the most recent estimated fair value, with all other assumptions unchanged, would have caused the carrying value to approximate its fair value. For the brand with a carrying value $0.3 billion, a hypothetical increase in the discount rate of approximately 100 basis points as of the date of the most recent estimated fair value, with all other assumptions unchanged, would have caused the carrying value to approximate its fair value. We generally assumed operating margins and growth rates in future years would normalize over time as we believe this is consistent with market participant views in an exit transaction. Had we assumed future operating margins and growth rates consistent with those realized in fiscal 2023, we would have failed the impairment quantitative test, which may have resulted in material impairment losses. The current year results are not indicative of future market participant expectations in an exit transaction primarily due to the impacts of rapid inflationary pressures and volatile market conditions which impacts we expect to be mostly temporary in nature. We do not currently consider any of our other indefinite life intangible assets, which had aggregate carrying value of $3.3 billion at September 30, 2023, to be at heightened risk of impairment.
Effect if Actual Results Differ From Assumptions
We have not made material changes in the accounting methodology used to evaluate impairment of goodwill and intangible assets during the last three years.
Our impairment analysis contains inherent estimates and assumptions, many of which are outside the control of management including interest rates, cost of capital, tax rates, market EBITDA comparables and credit ratings, which could positively or negatively impact the anticipated future economic and operating conditions. The assumptions and estimates used in determining fair value require considerable judgement and are sensitive to changes in underlying assumptions. These assumptions can change in future periods as a result of overall economic conditions, including the impacts of inflationary pressures, increased interest and discount rates, global supply chain constraints and decreased market capitalization, amongst others. As a result, there can be no assurance that estimates and assumptions made for the purpose of assessing impairments will prove to be an accurate prediction of the future. Potential circumstances that could have a negative effect on the fair value of our reporting units and indefinite life intangible assets include, but are not limited to, lower than forecasted growth rates or operating margins and changes in discount rates. A reduction in the estimated fair value of the reporting units and indefinite life intangible assets could trigger an impairment in the future. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of our goodwill and indefinite life intangible assets.

We continuously evaluate the changing macro-economic conditions including inflationary pressures, rising interest rates, demand outlook and export markets as well as the Company’s decreased market capitalization. Our reporting units with heightened risk of future impairments with $3.8 billion carrying value at September 30, 2023, as well as the brand with $0.5 billion carrying value, as described above, all have less than 10% of excess fair value above carrying value as of the date of the most recent estimated fair value determination. Consequently, their estimated fair values remain highly sensitive to future discount rate increases, changing macro-economic conditions and achievement of projected long-term operating margins. Discount rates increased by approximately 50 basis points from the date of our annual impairment assessment to September 30, 2023. Although the remaining reporting units and indefinite life intangible assets generally had more than 20% excess fair value over carrying amount as of the date of the most recent estimated fair value determination, they are also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future.
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
We recorded charges related to long-lived assets of $101 million, $34 million and $60 million, in fiscal 2023, 2022 and 2021, respectively.
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

Effect if Actual Results Differ From Assumptions
While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions, which could result in subsequent impairments. For more information regarding business combinations, refer to Part II, Item 8, Notes to Consolidated Financial Statements, Note 3: Acquisitions and Dispositions.
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
COMMODITIES RISK
We purchase certain commodities, such as grains and livestock, during normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily forwards and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. We generally do not hedge anticipated transactions beyond 18 months. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of September 30, 2023 and October 1, 2022, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted forward and option prices. The market risk exposure analysis included both derivatives designated as hedge instruments and derivatives not designated as hedge instruments.

Effect of 10% change in fair value	in millions
	2023	2022
Livestock:
Live Cattle	$68	$14
Lean Hogs	10	30
Grain:
Corn	23	40
Soybean Meal	22	25
INTEREST RATE RISK
At September 30, 2023, we had variable rate debt of $1,608 million with a weighted average interest rate of 6.2%. A hypothetical 10% increase in interest rates effective at September 30, 2023, and October 1, 2022, would not have a significant effect on variable interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At September 30, 2023, we had fixed-rate debt of $7,898 million with a weighted average interest rate of 4.5%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% change in interest rates would have changed the fair value of our fixed-rate debt by approximately $215 million at September 30, 2023 and October 1, 2022. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.

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
FOREIGN CURRENCY RISK
We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Australian dollar, the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Malaysian ringgit, the Mexican peso, and the Thai baht. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates related to the foreign exchange forward and option contracts would have had a $17 million and $25 million impact on pretax income at September 30, 2023 and October 1, 2022, respectively.
CONCENTRATIONS OF CREDIT RISK
Our financial instruments exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to our large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At September 30, 2023 and October 1, 2022, 15.9% and 16.4%, respectively, of our net accounts receivable balance was due from Walmart Inc. No other single customer or customer group represented 10% or greater of net accounts receivable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	in millions, except per share data
	fiscal year ended
	September 30, 2023	October 1, 2022	October 2, 2021
Sales	$52,881	$53,282	$47,049
Cost of Sales	50,250	46,614	40,523
Gross Profit	2,631	6,668	6,526
Selling, General and Administrative	2,245	2,258	2,130
Goodwill Impairment	781	—	—
Operating Income (Loss)	(395)	4,410	4,396
Other (Income) Expense:
Interest income	(30)	(17)	(8)
Interest expense	355	365	428
Other, net	(42)	(87)	(65)
Total Other (Income) Expense	283	261	355
Income (Loss) before Income Taxes	(678)	4,149	4,041
Income Tax Expense (Benefit)	(29)	900	981
Net Income (Loss)	(649)	3,249	3,060
Less: Net Income (Loss) Attributable to Noncontrolling Interests	(1)	11	13
Net Income (Loss) Attributable to Tyson	$(648)	$3,238	$3,047
Net Income (Loss) Per Share Attributable to Tyson:
Class A Basic	$(1.87)	$9.18	$8.57
Class B Basic	$(1.68)	$8.25	$7.70
Diluted	$(1.87)	$8.92	$8.34
See accompanying Notes to Consolidated Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	in millions
	fiscal year ended
	September 30, 2023	October 1, 2022	October 2, 2021
Net Income (Loss)	$(649)	$3,249	$3,060
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	2	1	2
Investments	1	(7)	(1)
Currency translation	29	(162)	17
Postretirement benefits	5	43	(11)
Total Other Comprehensive Income (Loss), Net of Taxes	37	(125)	7
Comprehensive Income (Loss)	(612)	3,124	3,067
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	(1)	11	13
Comprehensive Income (Loss) Attributable to Tyson	$(611)	$3,113	$3,054
See accompanying Notes to Consolidated Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED BALANCE SHEETS

in millions, except share and per share data
	September 30, 2023	October 1, 2022
Assets
Current Assets:
Cash and cash equivalents	$573	$1,031
Accounts receivable, net	2,476	2,577
Inventories	5,328	5,514
Other current assets	345	508
Total Current Assets	8,722	9,630
Net Property, Plant and Equipment	9,634	8,685
Goodwill	9,878	10,513
Intangible Assets, net	6,098	6,252
Other Assets	1,919	1,741
Total Assets	$36,251	$36,821

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$1,895	$459
Accounts payable	2,594	2,483
Other current liabilities	2,010	2,371
Total Current Liabilities	6,499	5,313
Long-Term Debt	7,611	7,862
Deferred Income Taxes	2,308	2,458
Other Liabilities	1,578	1,377
Commitments and Contingencies (Note 20)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 378 million shares	38	38
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,560	4,553
Retained earnings	18,760	20,084
Accumulated other comprehensive gain (loss)	(260)	(297)
Treasury stock, at cost – 92 million shares at September 30, 2023 and 88 million shares at October 1, 2022	(4,972)	(4,683)
Total Tyson Shareholders’ Equity	18,133	19,702
Noncontrolling Interests	122	109
Total Shareholders’ Equity	18,255	19,811
Total Liabilities and Shareholders’ Equity	$36,251	$36,821
See accompanying Notes to Consolidated Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					in millions
				fiscal year ended
	September 30, 2023		October 1, 2022		October 2, 2021
	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance at beginning and end of year	378	$38	378	$38	378	$38
Class B Common Stock:
Balance at beginning and end of year	70	7	70	7	70	7
Capital in Excess of Par Value:
Balance at beginning of year		4,553		4,486		4,433
Stock-based compensation and other		7		67		53
Balance at end of year		4,560		4,553		4,486
Retained Earnings:
Balance at beginning of year		20,084		17,502		15,100
Net income (loss) attributable to Tyson		(648)		3,238		3,047
Dividends		(676)		(656)		(645)
Balance at end of year		18,760		20,084		17,502
Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of year		(297)		(172)		(179)
Other comprehensive income (loss)		37		(125)		7
Balance at end of year		(260)		(297)		(172)
Treasury Stock:
Balance at beginning of year	88	(4,683)	83	(4,138)	83	(4,145)
Purchase of Class A common stock	6	(354)	8	(702)	1	(67)
Stock-based compensation	(2)	65	(3)	157	(1)	74
Balance at end of year	92	(4,972)	88	(4,683)	83	(4,138)
Total Shareholders’ Equity Attributable to Tyson		$18,133		$19,702		$17,723

Equity Attributable to Noncontrolling Interests:
Balance at beginning of year		$109		$131		$132
Net income (loss) attributable to noncontrolling interests		(1)		11		13
Distributions to noncontrolling interest		(14)		(11)		(8)
Business combinations		28		—		—
Currency translation and other		—		(22)		(6)
Total Equity Attributable to Noncontrolling Interests		$122		$109		$131
Total Shareholders’ Equity		$18,255		$19,811		$17,854
See accompanying Notes to Consolidated Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	in millions
	fiscal year ended
	September 30, 2023	October 1, 2022	October 2, 2021
Cash Flows From Operating Activities:
Net income (loss)	$(649)	$3,249	$3,060
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,100	945	934
Amortization	239	257	280
Deferred income taxes	(183)	264	(125)
Impairment of goodwill	781	—	—
Gain on disposition of business	—	—	(784)
Impairments and disposals of assets	101	34	60
Stock-based compensation expense	61	93	91
Other, net	115	(51)	(57)
(Increase) decrease in accounts receivable	136	(176)	(508)
(Increase) decrease in inventories	175	(1,195)	(567)
Increase (decrease) in accounts payable	47	302	351
Increase (decrease) in income taxes payable/receivable	108	(580)	421
Increase (decrease) in interest payable	—	(13)	(5)
Net changes in other operating assets and liabilities	(279)	(442)	689
Cash Provided by Operating Activities	1,752	2,687	3,840
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(1,939)	(1,887)	(1,209)
Purchases of marketable securities	(34)	(35)	(72)
Proceeds from sale of marketable securities	32	34	70
Proceeds from sale of businesses	—	—	1,188
Acquisitions, net of cash acquired	(262)	—	—
Acquisition of equity investments	(115)	(177)	(44)
Other, net	19	130	125
Cash Provided by (Used for) Investing Activities	(2,299)	(1,935)	58
Cash Flows From Financing Activities:
Proceeds from issuance of debt	1,130	103	585
Payments on debt	(603)	(1,191)	(2,632)
Proceeds from issuance of commercial paper	7,693	—	—
Repayments of commercial paper	(7,103)	—	—
Purchases of Tyson Class A common stock	(354)	(702)	(67)
Dividends	(670)	(653)	(636)
Stock options exercised	11	126	41
Other, net	(16)	(6)	(22)
Cash Provided by (Used for) Financing Activities	88	(2,323)	(2,731)
Effect of Exchange Rate Change on Cash	1	(35)	4
(Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(458)	(1,606)	1,171
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	1,031	2,637	1,466
Cash and Cash Equivalents and Restricted Cash at End of Year	573	1,031	2,637
Less: Restricted Cash at End of Year	—	—	130
Cash and Cash Equivalents at End of Year	$573	$1,031	$2,507
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
Fiscal Year
We utilize a 52- or 53-week accounting period ending on the Saturday closest to September 30. The Company’s accounting cycle resulted in a 52-week year for fiscal 2023, 2022 and 2021.
Cash and Cash Equivalents
Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as part of our cash management activity. The carrying values of these assets approximate their fair values. We primarily utilize a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts where funds are moved to, and several zero-balance disbursement accounts for funding payroll, accounts payable, livestock procurement, livestock grower payments, etc. As a result of our cash management system, checks issued, but not presented to the banks for payment, may result in negative book cash balances. These negative book cash balances are included in accounts payable and other current liabilities. Checks outstanding in excess of related book cash balances totaled approximately $125 million and $135 million at September 30, 2023, and October 1, 2022, respectively.
Accounts Receivable
We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated credit losses to reflect any loss anticipated on the accounts receivable balances and charged to the allowance for credit losses. We calculate this allowance based on our history of write-offs, future economic conditions, level of past due accounts, and relationships with and economic status of our customers. At September 30, 2023, and October 1, 2022, our allowance for credit losses was $31 million and $29 million, respectively. We generally do not have collateral for our receivables, but we do periodically evaluate the credit worthiness of our customers.
Inventories
Processed products, livestock and supplies and other are valued at the lower of cost or net realizable value. Cost includes purchased raw materials, live purchase costs, livestock growout costs (primarily feed, livestock grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories. At September 30, 2023, the cost of inventories was determined by either the first-in, first-out (“FIFO”) method or the weighted-average method, which is consistent with the methods used at October 1, 2022. Inventories are presented net of lower of cost or net realizable value adjustments of $145 million and $60 million as of September 30, 2023 and October 1, 2022, respectively. The following table reflects the major components of inventory as of September 30, 2023 and October 1, 2022 (in millions):

	2023	2022
Processed products	$2,847	$3,188
Livestock	1,594	1,454
Supplies and other	887	872
Total inventory	$5,328	$5,514

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
Goodwill and indefinite life intangible assets are initially recorded at fair value and not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise. Our goodwill is allocated by reporting unit and is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, the fair value of the reporting unit may more likely than not be less than carrying amount, or if significant changes to macro-economic factors related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required. Additionally, we can elect to forgo the qualitative assessment and perform the quantitative test. The quantitative test is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds the fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of goodwill.
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

During the third quarter of fiscal 2023, we experienced lower than anticipated operating results and changing market fundamentals, as well as a drop in our market capitalization to below book value. Consequently, we performed an interim assessment of goodwill and recorded a $448 million goodwill impairment charge of which $210 million and $238 million was recognized in our Chicken segment and International/Other, respectively. We performed our annual impairment assessment as of the first day of our fourth quarter in fiscal 2023, and it did not result in an additional goodwill impairment. However, during the fourth quarter of fiscal 2023, we experienced an increase in long-term treasury rates which caused a net 50 basis point increase in the discount rates used in estimating the fair value of the reporting units, and we determined it was necessary to perform a quantitative assessment for the Beef, Pork and two Chicken segment reporting units as of September 30, 2023. Based on this quantitative assessment, we determined that our Pork and two Chicken segment reporting units' estimated fair values exceeded their carrying values. For the Beef reporting unit, the increased discount rate resulted in a decrease in its estimated fair value to below its carrying value. Accordingly, we recognized a $333 million goodwill impairment charge to partially impair its goodwill. During fiscal 2022 and 2021, we determined none of our reporting units’ fair values were below its carrying value.
We consider reporting units that have 20% or less excess fair value over carrying amount to have a heightened risk of impairment. The following reporting units' were considered at heightened risk of impairment as of the date of the most recent estimated fair value determination: our Chicken segment reporting units, our Beef reporting unit and our Pork reporting unit with goodwill totaling $3.1 billion, $0.3 billion and $0.4 billion, respectively, at September 30, 2023.
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
The fair value of our indefinite life intangible assets is calculated principally using multi-period excess earnings and relief-from-royalty valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy, and is believed to reflect market participant views which would exist in an exit transaction. Under these valuation approaches, we are required to make estimates and assumptions about sales growth, operating margins, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. During fiscal 2023, 2022 and 2021, we determined the fair value of each of our indefinite life intangible assets exceeded its carrying value. We consider indefinite life intangible assets that have 20% or less excess fair value over carrying amount to have a heightened risk of impairment. All of our indefinite life intangible assets’ estimated fair value exceeded their carrying value by more than 20% at the date of their most recent estimated fair value determination, which was in the annual assessment as of the beginning of the fourth quarter of fiscal 2023, other than two of our Prepared Foods brands with carrying values of $0.5 billion and $0.3 billion as of September 30, 2023.
Our reporting units with heightened risk of future impairments with $3.8 billion carrying value at September 30, 2023, as well as the brand with $0.5 billion carrying value, as described above, all have less than 10% of excess fair value above carrying value as of the date of the most recent estimated fair value determination. Consequently, their estimated fair values remain highly sensitive to future discount rate increases, changing macro-economic conditions and achievement of projected long-term operating margins. Discount rates increased by approximately 50 basis points from the date of our annual impairment assessment to September 30, 2023. Although the remaining reporting units and indefinite life intangible assets generally had more than 20% excess fair value over carrying amount as of the date of the most recent estimated fair value determination, they are also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future.
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
Investments
We have investments in joint ventures and other entities. The equity method of accounting is used for entities in which we exercise significant influence but do not have a controlling interest or a variable interest in which we are the primary beneficiary. Under the equity method of accounting, the initial investment is recorded at cost and the investment is subsequently adjusted for its proportionate share of earnings or losses and dividends, including consideration of basis differences resulting from the difference between the initial carrying amount of the investment and the underlying equity in net assets, as applicable. Equity method investments totaled $580 million and $477 million at September 30, 2023 and October 1, 2022, respectively.
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

Other Current Liabilities
Other current liabilities as of September 30, 2023 and October 1, 2022, include (in millions):

	2023	2022
Accrued salaries, wages and benefits	$672	$995
Taxes payable	156	277
Accrued current legal contingencies	289	215
Other	893	884
Total other current liabilities	$2,010	$2,371
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
Supplier Financing Programs
We have supplier financing programs with financial institutions, in which we agree to pay the financial institution the stated amount of confirmed invoices on the invoice due date for participating suppliers. Participation in these programs is optional and solely up to the supplier, who negotiates the terms of the arrangement directly with the financial institution and may allow early payment. Supplier participation in these programs has no bearing on the Company's amounts due. The payment terms that we have with participating suppliers under these programs are generally up to 120 days. We do not have an economic interest in a supplier's participation in the program or a direct financial relationship with the financial institution funding the program. We are responsible for ensuring that participating financial institutions are paid according to the terms negotiated with the supplier. The outstanding payment obligations due to the financial institutions as of the end of a period are included in accounts payable in the Consolidated Balance Sheets. The activity related to these programs is reflected within the operating activities section of the Consolidated Statements of Cash Flows. Supplier financing program disclosures are omitted as they are deemed immaterial.

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
Advertising Expenses
Advertising expense is charged to operations in the period incurred and is recorded as selling, general and administrative expense. Advertising expense totaled $339 million, $283 million, and $246 million in fiscal 2023, 2022 and 2021, respectively.
Research and Development
Research and development costs are expensed as incurred. Research and development costs totaled $114 million, $108 million, $114 million in fiscal 2023, 2022 and 2021, respectively.
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
We use various models to determine the value of assets acquired such as net realizable value to value inventory, cost method and market approach to value property, relief-from-royalty and multi-period excess earnings to value intangibles, and discounted cash flow to value goodwill. We make estimates and assumptions about projected future cash flows including sales growth, operating margins, attrition rates, and discount rates based on historical results, business plans, expected synergies, perceived risk, and marketplace data considering the perspective of marketplace participants. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may be considered to have indefinite useful lives.
Government Assistance Programs
We periodically receive government assistance typically in the form of cash grants or refundable tax credits (collectively “Grant” or “Grants”). The Grants generally specify conditions that must be met in order for the Grants to be earned, such as employment, employee retention targets, and construction or acquisition of property and equipment and are often time-bound. If conditions are not satisfied or if the duration period for the arrangement is not met, the Grants may be subject to reduction, repayment, or termination.
During fiscal years 2023, 2022, and 2021, we received amounts related to Grants that were not material to the financial statements; however, this conclusion can change based on additional grants received in the future. To the extent amounts have been received by the Company in advance of completion of the conditions, they have been recognized in other current liabilities or other liabilities in the Consolidated Balance Sheets, as appropriate.
Use of Estimates
The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. During fiscal 2023, we revised estimates and recorded adjustments of approximately $30 million primarily to reduce certain employee compensation accruals recorded as of October 1, 2022.

Recently Issued Accounting Pronouncements
In March 2023, the FASB issued authoritative guidance intended to address issues related to arrangements between entities under common control such as terms and conditions an entity should consider for determining whether a lease exists and the classification and accounting for that lease as well as accounting for leasehold improvements associated with leases between entities under common control. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2023, our fiscal 2025 and can be applied using either the prospective or retrospective approach. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
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
NOTE 2: CHANGES IN ACCOUNTING PRINCIPLES
In September 2022, the FASB issued guidance that requires additional disclosures for supplier finance programs to allow users to better understand the nature, activity and potential magnitude of the programs. The guidance, except for a requirement for rollforward information, is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2022, our fiscal 2024. Disclosure of rollforward information is effective for fiscal years after December 15, 2023, our fiscal 2025. Early adoption is permitted and the retrospective transition method should be applied for all amendments except rollforward information, which should be applied prospectively. We elected to early adopt the initial disclosure requirement for the fiscal year ended September 30, 2023, and it did not have a material impact on our consolidated financial statements.
In November 2021, the FASB issued authoritative guidance intended to provide consistent and transparent disclosures around government assistance by requiring disclosures of the type of government assistance, our method of accounting for the government assistance and the effect on our financial statements. This guidance is effective for annual reporting periods beginning after December 15, 2021, our fiscal 2023 and can be applied using either the prospective or retrospective approach. We adopted this guidance for the fiscal year ended September 30, 2023, and it did not have a material impact on our consolidated financial statements as amounts received from government assistance programs were not material.
NOTE 3: ACQUISITIONS AND DISPOSITIONS
Acquisitions
In the third quarter of fiscal 2023, we acquired Williams Sausage Company for $223 million, net of cash acquired, subject to certain adjustments, as part of our growth strategy to increase our capacity and product portfolio. Its results, subsequent to the acquisition closing, are included in the Prepared Foods segment and through September 30, 2023, were insignificant to our Consolidated Statements of Income. Certain estimated values for the acquisition, including goodwill, intangible assets, property, plant and equipment, other liabilities, and deferred taxes are not yet finalized and are subject to adjustment as additional information becomes available and more detailed analyses are completed. The preliminary purchase price allocation includes $2 million of net working capital, including $3 million of cash acquired, $67 million of Property, Plant and Equipment, $120 million of Goodwill, $65 million of Intangible Assets, and $28 million of Deferred Income Taxes. Intangible Assets include brands and trademarks and customer relationships which will be amortized over a life of 20 and 12 years, respectively. $46 million of the goodwill is deductible for U.S. income tax purposes. The acquisition of Williams Sausage Company was accounted for using the acquisition method of accounting.
In the first quarter of fiscal 2023, we completed the acquisition of a 60% equity stake in Supreme Foods Processing Company ("SFPC"), a producer and distributor of value-added and cooked chicken and beef products, and a 15% equity stake in Agricultural Development Company ("ADC"), a fully integrated poultry company, for a total purchase price of $75 million, net of cash acquired. Both SFPC and ADC were subsidiaries of Tanmiah Food Company. The results of SFPC, subsequent to the acquisition closing, are included in International/Other for segment presentation and through September 30, 2023 were insignificant to our Consolidated Statements of Income. We are accounting for the investment in ADC under the equity method.
Acquisition of equity method investments in fiscal 2023, which totaled $115 million, primarily included ADC and the purchase of a minority interest in a global insect-based ingredients company as well as deferred payments related to a prior year investment.
In the fourth quarter of fiscal 2022, we acquired a 35% minority interest in a South American-based fully integrated poultry company for approximately $100 million. We are accounting for the investment under the equity method.
In the third quarter of fiscal 2021, we acquired a 49% minority interest in a Malaysian producer of feed and poultry products for $44 million in addition to future contingent payments of up to approximately $65 million of which $27 million was recognized in fiscal 2023. We are accounting for the investment under the equity method.

Dispositions
We completed the sale of our pet treats business, which was included in our Prepared Foods segment, in the fourth quarter of fiscal 2021 for $1.2 billion, subject to certain adjustments. As a result of the sale, we recorded a pretax gain of $784 million, or post tax gain of $510 million, which was reflected in Cost of Sales in our Consolidated Statement of Income for our fiscal 2021. The business had a net carrying value of $411 million which included $44 million of working capital consisting of inventory, accounts receivable and accounts payable, $17 million of property, plant and equipment and $350 million of goodwill. The goodwill was not deductible for tax purposes. The Company concluded the business was not a significant disposal and did not represent a strategic shift, and therefore was not classified as a discontinued operation for any of the periods presented.
NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The following table reflects major categories of property, plant and equipment and accumulated depreciation as of September 30, 2023 and October 1, 2022 (in millions):

	2023	2022
Land	$219	$214
Building and leasehold improvements	6,460	5,742
Machinery and equipment	10,680	9,960
Land improvements and other	559	516
Buildings and equipment under construction	1,782	1,461
	19,700	17,893
Less accumulated depreciation	10,066	9,208
Net property, plant and equipment	$9,634	$8,685
NOTE 5: GOODWILL AND INTANGIBLE ASSETS
The following table reflects goodwill activity for fiscal years 2023 and 2022 (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Consolidated
Balance at October 2, 2021 (a)	$676	$423	$3,274	$5,784	$392	$10,549

Fiscal 2022 Activity:
Currency translation	—	—	(1)	—	(35)	(36)
Balance at October 1, 2022 (a)	$676	$423	$3,273	$5,784	$357	$10,513

Fiscal 2023 Activity:
Acquisitions	$—	$—	$—	$118	$19	$137
Measurement period adjustments	—	—	—	2	—	2
Impairment losses	(333)	—	(210)	—	(238)	(781)
Currency translation	—	—	1	—	6	7
Balance at September 30, 2023 (a)	$343	$423	$3,064	$5,904	$144	$9,878
(a) Included in goodwill as of September 30, 2023 are accumulated impairment losses of $893 million in Beef, $210 million in Chicken and $295 million in International/Other. Included in goodwill as of October 1, 2022 and October 2, 2021 are accumulated impairment losses of $560 million in Beef and $57 million in International/Other.

The following table reflects intangible assets by type as of September 30, 2023 and October 1, 2022 (in millions):

	2023	2022
Amortizable intangible assets:
Brands and trademarks	$1,007	$951
Customer relationships	2,389	2,371
Supply arrangements	310	310
Patents, intellectual property and other	46	45
Land use rights	9	9
Total gross amortizable intangible assets	$3,761	$3,686
Less accumulated amortization	1,741	1,512
Total net amortizable intangible assets	$2,020	$2,174
Brands and trademarks not subject to amortization	4,078	4,078
Total intangible assets	$6,098	$6,252
Amortization expense of $229 million, $246 million and $261 million was recognized during fiscal 2023, 2022 and 2021, respectively. We estimate amortization expense on intangible assets for the next five fiscal years subsequent to September 30, 2023, will be: 2024 - $226 million; 2025 - $217 million; 2026 - $211 million; 2027 - $199 million; 2028 - $191 million.
NOTE 6: LEASES
We lease certain equipment, buildings and land related to transportation, distribution, storage, production, livestock grower assets and office activities. These lease arrangements can be structured as a standard lease agreement or embedded in a service or supply agreement and are primarily classified as operating leases. For further description of our lease accounting policy, refer to Note 1: Business and Summary of Significant Accounting Policies. Operating lease ROU assets and liabilities presented in our Consolidated Balance Sheets were as follows as of September 30, 2023 and October 1, 2022 (in millions):

	2023	2022
Other Assets	$544	$507
Other current liabilities	153	145
Other Liabilities	376	350
The components of lease costs for fiscal years 2023, 2022 and 2021 were as follows (in millions):

	2023	2022	2021
Operating lease cost (a)	$181	$175	$183
Variable lease cost (b)	531	508	473
Short-term lease cost	39	30	33
Total	$751	$713	$689
(a) Sublease income is immaterial and not deducted from operating lease cost.
(b) Variable lease costs are determined based on volume of output received, flocks placed or other performance metrics.
Other operating lease information includes the following for fiscal years 2023, 2022 and 2021:

	2023	2022	2021
Operating cash outflows from operating leases (in millions)	$191	$194	$204
ROU assets obtained in exchange for new operating lease liabilities (in millions)	$288	$159	$197
Weighted-average remaining lease term	5 years	5 years
Weighted-average discount rate	4%	3%

At September 30, 2023, future maturities of operating leases were as follows (in millions):

Operating Lease Commitments
2024	$171
2025	132
2026	89
2027	57
2028	43
2029 and beyond	99
Total undiscounted operating lease payments	$591
Less: Imputed interest	62
Present value of total operating lease liabilities	$529
At September 30, 2023, our leases that had not yet commenced were not significant.
NOTE 7: RESTRUCTURING AND RELATED CHARGES
2022 Program
The Company approved a restructuring program in fiscal 2022 (the “2022 Program”), to improve business performance, increase collaboration, enhance team member agility, enable faster decision-making and reduce redundancies. In conjunction with the 2022 Program, the Company relocated all its corporate team members from its former Chicago, Downers Grove and Dakota Dunes area corporate locations to its world headquarters in Springdale, Arkansas. In fiscal 2023, the Company approved an extension to the program to remove additional redundancies in corporate overhead. Additionally, during fiscal 2023, we revised the total 2022 Program anticipated expenses down $69 million due to revised estimates related to relocation, lease terminations, and professional and other fees, based on actual experience, which were partially offset by increased severance costs associated with the program extension. We anticipate the 2022 Program and associated expenses will be complete in our fiscal 2025. The following table reflects the total pretax anticipated expenses associated with the 2022 Program (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Total
Severance costs	$24	$7	$20	$52	$19	$122
Relocation and related costs	21	7	4	21	1	54
Accelerated depreciation	5	2	—	12	—	19
Contract and lease terminations	—	—	—	21	—	21
Professional and other fees	2	1	—	3	2	8
Total 2022 Program	$52	$17	$24	$109	$22	$224
Restructuring costs include severance expenses and related charges directly associated with the 2022 Program such as relocation, contract and lease terminations, professional fees and accelerated depreciation resulting from the closure of facilities. We anticipate that $50 million and $174 million of the total pretax anticipated expense will be recorded in Cost of Sales and Selling, General and Administrative, respectively, in our Consolidated Statements of Income. Included in the table above are $202 million of charges that have resulted or will result in cash outflows and $22 million in non-cash charges.
The following table reflects the pretax impact of the 2022 Program’s restructuring and related charges during fiscal 2023 by reportable segment (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Total
Severance costs	$8	$2	$14	$16	$15	$55
Relocation and related costs	18	6	2	16	—	42
Accelerated depreciation	5	2	—	12	—	19
Contract and lease terminations	—	—	—	2	—	2
Professional and other fees	2	1	—	3	—	6
Total	$33	$11	$16	$49	$15	$124
During fiscal 2023, we recorded restructuring and related charges associated with the 2022 Program of $29 million and $95 million in Cost of Sales and Selling, General and Administrative, respectively, in our Consolidated Statements of Income. Included in the above results are $108 million of charges that have resulted or will result in cash outflows and $16 million in non-cash charges.

The following table reflects the pretax impact of the 2022 Program’s restructuring and related charges during fiscal 2022 by reportable segment (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Total
Severance costs	$16	$5	$6	$36	$3	$66
Relocation and related costs	—	—	—	—	—	—
Accelerated depreciation	—	—	—	—	—	—
Contract and lease terminations	—	—	—	—	—	—
Professional and other fees	—	—	—	—	—	—
Total	$16	$5	$6	$36	$3	$66
During fiscal 2022, we recorded restructuring and related charges associated with the 2022 Program of $18 million and $48 million in Cost of Sales and Selling, General and Administrative, respectively, in our Consolidated Statements of Income. Included in the above results are $66 million of charges that have resulted or will result in cash outflows and no non-cash charges.
The following table reflects the pretax 2022 Program charges to date by reportable segment (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Total
Severance costs	$24	$7	$20	$52	$18	$121
Relocation and related costs	18	6	2	16	—	42
Accelerated depreciation	5	2	—	12	—	19
Contract and lease terminations	—	—	—	2	—	2
Professional and other fees	2	1	—	3	—	6
Total 2022 Program charges to date	$49	$16	$22	$85	$18	$190
As of the fourth quarter of fiscal 2023, we recorded restructuring and related charges to date of $47 million and $143 million in Cost of Sales and Selling, General and Administrative, respectively, in our Consolidated Statements of Income. Included in the above results are $174 million of charges to date that have resulted or will result in cash outflows and $16 million in non-cash charges to date.
The following table reflects our liability related to the 2022 Program, which was recognized in other current liabilities in our Consolidated Balance sheet as of September 30, 2023 (in millions):

	Balance at October 1, 2022	Restructuring Expense	Payments	Changes in Estimates	Balance at September 30, 2023
Severance costs	$66	$68	$(63)	$(13)	$58
Relocation and related costs	—	42	(37)	—	5
Contract and lease termination	—	5	(5)	—	—
Professional and other fees	—	6	(4)	—	2
Total	$66	$121	$(109)	$(13)	$65
As the Company continues to evaluate its business strategies and long-term growth targets, additional restructuring activities may occur.

Plant Closures
During fiscal 2023, as part of a strategic review of assets, the Company approved the closure of six Chicken segment processing facilities located in Glen Allen, Virginia; Van Buren, Arkansas; Corydon, Indiana; Dexter, Missouri; Noel, Missouri; and North Little Rock, Arkansas, to optimize asset utilization. We shifted production to other facilities and ceased operations at our Glen Allen and Van Buren facilities during fiscal 2023 and expect to shift production and cease operations at the remaining locations during the first half of fiscal 2024. As a result of the closures, we recorded $322 million of charges in fiscal 2023, primarily related to grower contract terminations, impairments, accelerated depreciation, severance, retention and related costs. Additionally, during fiscal 2023, we recorded an impairment charge of $17 million related to the discontinuation of a product line in the Prepared Foods segment. The charges are reflected in the Consolidated Statements of Income in Cost of Sales and included $201 million of charges that have resulted or will result in cash outflows and $138 million in non-cash charges. Our plant closure liability was $165 million as of September 30, 2023, and we had no plant closure liability as of October 1, 2022. We made cash payments of $36 million in fiscal 2023 related to the plant closures. We continue to strategically evaluate optimization of such items as network capacity, manufacturing efficiencies and business technology. If we have a significant change in strategies, outlook, or a manner in which we plan to use these assets, we may be exposed to future impairments.
NOTE 8: DEBT
The following table reflects major components of debt as of September 30, 2023 and October 1, 2022 (in millions):

	2023	2022
Revolving credit facility	$—	$—
Commercial Paper	592	—
Senior notes:
3.90% Notes due September 2023	—	400
3.95% Notes due August 2024	1,250	1,250
4.00% Notes due March 2026 (“2026 Notes”)	800	800
3.55% Notes due June 2027	1,350	1,350
7.00% Notes due January 2028	18	18
4.35% Notes due March 2029 (“2029 Notes”)	1,000	1,000
6.13% Notes due November 2032	158	160
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	500	500
4.55% Notes due June 2047	750	750
5.10% Notes due September 2048 (“2048 Notes”)	1,500	1,500
Discount on senior notes	(36)	(39)
Term loans:
Term loan facility due May 2026 (6.55% at September 30, 2023)	1,000	—
Term loan facility due May 2028	—	—
Other	164	175
Unamortized debt issuance costs	(40)	(43)
Total debt	9,506	8,321
Less current debt	1,895	459
Total long-term debt	$7,611	$7,862
Annual maturities of debt for the five fiscal years subsequent to September 30, 2023 are: 2024 - $1,899 million; 2025 - $26 million; 2026 - $1,818 million; 2027 - $1,364 million; 2028 - $23 million.

Revolving Credit Facility and Letters of Credit
We have a $2.25 billion revolving credit facility that supports short-term funding needs and serves as a backstop to our commercial paper program. The facility will mature and the commitments thereunder will terminate in September 2026 with options for two one-year extensions. At September 30, 2023, amounts available for borrowing under this facility totaled $2.25 billion before deducting amounts to backstop our commercial paper program. At September 30, 2023 we had no borrowings and no outstanding letters of credit issued under this facility. At September 30, 2023 we had $96 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs and other legal obligations. In the future, if any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility. In November 2022, we entered into an amendment to change the reference rate from the London interbank offered rate (commonly referred to as LIBOR) to a rate based on the secured overnight financing rate (commonly referred to as SOFR).
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured short-term promissory notes up to an aggregate maximum principal amount of $1.5 billion. As of September 30, 2023, we had $592 million of commercial paper outstanding at a weighted average interest rate of 5.48% with maturities of less than 20 days. Our ability to access commercial paper in the future may be limited or its costs increased.
Term Loan Facilities
In the third quarter of fiscal 2023, we executed two new term loan facilities totaling $1.75 billion to refinance our short-term promissory notes ("commercial paper program") and for general corporate purposes. The first term loan facility totaling $1.0 billion matures on May 3, 2026 and we borrowed the full $1.0 billion available under this loan facility. The second term loan facility totaling $750 million matures on May 3, 2028 and at September 30, 2023, we had no outstanding borrowings under this facility. In November 2023, we borrowed the full $750 million available under the second term loan facility to refinance the outstanding commercial paper and for general corporate purposes. Both term loans may be prepaid under certain conditions. The interest rate on both term loan facilities will be equal to SOFR plus a predetermined borrowing spread determined by our credit rating. Additionally, the term loan facilities contain covenants that are similar to those contained in the revolving credit facility.
Debt Covenants
Our revolving credit facility and term loan facilities contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; make acquisitions and investments; dispose of or transfer assets; change the nature of our business; engage in certain transactions with affiliates; and enter into hedging transactions, in each case, subject to certain qualifications and exceptions. In addition, we are required to maintain a minimum interest expense coverage ratio.
Our senior notes also contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens; engage in certain sale/leaseback transactions; and engage in certain consolidations, mergers and sales of assets.
We were in compliance with all debt covenants at September 30, 2023.
NOTE 9: EQUITY
Capital Stock
We have two classes of capital stock, Class A Common stock, $0.10 par value (“Class A stock”) and Class B Common Stock, $0.10 par value (“Class B stock”). Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share, while holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of September 30, 2023, TLP owned 99.985% of the outstanding shares of Class B stock and the TLP and members of the Tyson family owned, in the aggregate, 2.44% of the outstanding shares of Class A stock, giving them, collectively, control of approximately 71.74% of the total voting power of the outstanding voting stock.
The Class B stock is considered a participating security requiring the use of the two-class method for the computation of basic earnings per share. The two-class computation method for each period reflects the cash dividends paid for each class of stock, plus the amount of allocated undistributed earnings (losses) computed using the participation percentage, which reflects the dividend rights of each class of stock. Basic earnings per share were computed using the two-class method for all periods presented. The shares of Class B stock are considered to be participating convertible securities since the shares of Class B stock are convertible on a share-for-share basis into shares of Class A stock. Diluted earnings per share, if dilutive, were computed assuming the conversion of the Class B shares into Class A shares as of the beginning of each period.

Dividends
Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. We pay quarterly cash dividends to Class A and Class B shareholders. We paid Class A dividends per share of $1.92, $1.84, and $1.78 in fiscal 2023, 2022, and 2021, respectively. We paid Class B dividends per share of $1.73, $1.66, and $1.60 in fiscal 2023, 2022, and 2021, respectively. Effective November 10, 2023, the Board of Directors increased the quarterly dividend previously declared on August 10, 2023, to $0.49 per share on our Class A stock and $0.441 per share on our Class B stock. The increased quarterly dividend is payable on December 15, 2023, to shareholders of record at the close of business on December 1, 2023. We had dividends payable of $167 million and $162 million at September 30, 2023 and October 1, 2022, respectively.
Share Repurchases
As of September 30, 2023, 7.3 million shares remained available for repurchase under the Company’s share repurchase program. The program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans.
A summary of cumulative share repurchases of our Class A stock for fiscal years 2023, 2022 and 2021 is as follows (in millions):

	September 30, 2023		October 1, 2022		October 2, 2021
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	4.7	$300	6.9	$587	—	$—
To fund certain obligations under equity compensation plans	0.9	54	1.3	115	0.9	67
Total share repurchases	5.6	$354	8.2	$702	0.9	$67
NOTE 10: INCOME TAXES
Detail of the provision for income taxes from continuing operations consists of the following for fiscal years 2023, 2022 and 2021 (in millions):

	2023	2022	2021
Federal	$(39)	$764	$791
State	(38)	94	163
Foreign	48	42	27
	$(29)	$900	$981

Current	$154	$636	$1,106
Deferred	(183)	264	(125)
	$(29)	$900	$981
The reasons for the difference between the statutory federal income tax rate and our effective income tax rate from continuing operations are as follows for fiscal years 2023, 2022 and 2021:

	2023	2022	2021
Federal income tax rate	21.0%	21.0%	21.0%
State income taxes	(0.7)	2.9	3.3
Foreign-derived intangible income deduction	—	(1.0)	(1.1)
Deferred income tax remeasurement	3.8	(0.9)	—
General business credits	3.4	(0.5)	(0.5)
Goodwill	(24.2)	—	1.8
Other	1.0	0.2	(0.2)
	4.3%	21.7%	24.3%
During fiscal 2023, state tax benefit, net of federal impact, was $21 million, which includes $26 million benefit related to the remeasurement of deferred income taxes, primarily due to legislation decreasing state tax rates enacted in fiscal 2023. Non-deductible goodwill impairments unfavorably impacted the effective tax rate by 24.2%. The tax benefit from income tax credits was $23 million.

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
Approximately ($643) million, $4,025 million and $3,963 million of income (loss) from continuing operations before income taxes for fiscal 2023, 2022 and 2021, respectively, were from our operations based in the United States.
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
The tax effects of major items recorded as deferred tax assets and liabilities as of September 30, 2023 and October 1, 2022, are as follows (in millions):

	2023		2022
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$1,030	$—	$1,091
Intangible assets	—	1,495	—	1,515
ROU assets	—	150	—	144
Accrued expenses	400	—	410	—
Lease liabilities	135	—	126	—
Net operating loss and other carryforwards	192	—	198	—
Other	193	346	87	326
	$920	$3,021	$821	$3,076
Valuation allowance	$(199)		$(195)
Net deferred tax liability		$2,300		$2,450
At September 30, 2023, our gross state net operating loss carryforwards approximated $1,710 million, of which $1,466 million expire in fiscal years 2024 through 2043, and the remainder has no expiration. Gross foreign net operating loss carryforwards approximated $302 million, of which $116 million expire in fiscal years 2024 through 2043, and the remainder has no expiration. We also have tax credit carryforwards of approximately $44 million which expire in fiscal years 2024 through 2038.
We have accumulated undistributed earnings of foreign subsidiaries aggregating approximately $667 million at September 30, 2023. Our undistributed earnings are generally expected to be indefinitely reinvested outside of the United States, except for excess cash (net of applicable withholding taxes) not subject to regulatory requirements. Dividends after December 31, 2017 from foreign subsidiaries are generally not subject to U.S. federal income taxes. Accordingly, no deferred income taxes have been provided on these earnings, and due to the uncertainty of the manner in which the outside basis difference associated with these earnings would reverse, it is not currently practicable to estimate the tax liability that might be payable on the repatriation of these foreign earnings; however, we do not expect any tax due to be material.
The following table summarizes the activity related to our gross unrecognized tax benefits as of September 30, 2023, October 1, 2022 and October 2, 2021 (in millions):

	2023	2022	2021
Balance as of the beginning of the year	$152	$152	$165
Increases related to current year tax positions	7	16	25
Increases related to prior year tax positions	1	20	7
Reductions related to prior year tax positions	(12)	(13)	(7)
Reductions related to settlements	—	(3)	(1)
Reductions related to expirations of statutes of limitations	(17)	(20)	(37)
Balance as of the end of the year	$131	$152	$152
The amount of unrecognized tax benefits, if recognized, that would impact our effective tax rate was $98 million at September 30, 2023 and $112 million at October 1, 2022. We classify interest and penalties on unrecognized tax benefits as income tax expense. At September 30, 2023, and October 1, 2022, before tax benefits, we had $50 million and $47 million, respectively, of accrued interest and penalties on unrecognized tax benefits.

In December 2021, we received an assessment from the Mexican tax authorities related to the 2015 sale of our direct and indirect equity interests in subsidiaries which held our Mexico operations. At September 30, 2023, the assessment totaled approximately $488 million (8.6 billion Mexican pesos), which includes tax, inflation adjustment, interest and penalties. We believe the assertions made in the assessment letter have no merit and will defend our positions through the Mexican administrative appeal process and litigation, if necessary. Based on our analysis of this assessment in accordance with FASB guidance related to unrecognized tax benefits, we have not recorded a liability related to the issue.
As of September 30, 2023, certain United States federal income tax returns are subject to examination for fiscal years 2019 through 2022. We are also subject to income tax examinations by major state and foreign jurisdictions for fiscal years 2014 through 2022 and 2018 through 2022, respectively. We do not expect material changes to our unrecognized tax benefits during the next twelve months.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA made several changes to the U.S. tax code effective after December 31, 2022, including, but not limited to, a 15% minimum tax on large corporations with average annual financial statement income of more than $1 billion for a three tax-year period and a 1% excise tax on public company stock buybacks, which will be accounted for in treasury stock. These changes did not have any impact on our provision for income taxes or financial statements in fiscal 2023.

NOTE 11: EARNINGS (LOSS) PER SHARE
The earnings and weighted average common shares used in the computation of basic and diluted earnings per share are as follows for fiscal years ended 2023, 2022 and 2021 (in millions, except per share data):

	2023	2022	2021
Numerator:
Net income (loss)	$(649)	$3,249	$3,060
Less: Net income (loss) attributable to noncontrolling interests	(1)	11	13
Net income (loss) attributable to Tyson	(648)	3,238	3,047
Less dividends declared:
Class A	554	539	532
Class B	122	117	113
Undistributed earnings (losses)	$(1,324)	$2,582	$2,402

Class A undistributed earnings (losses)	$(1,084)	$2,122	$1,977
Class B undistributed earnings (losses)	(240)	460	425
Total undistributed earnings (losses)	$(1,324)	$2,582	$2,402

Denominator:
Denominator for basic earnings (loss) per share:
Class A weighted average shares	284	290	293
Class B weighted average shares	70	70	70

Denominator for diluted earnings (loss) per share:
Class A weighted average shares	284	290	293
Class B weighted average shares under if-converted method for diluted earnings (loss) per share(a)	—	70	70
Effect of dilutive securities: Stock options, restricted stock and performance units	—	3	2
Denominator for diluted earnings (loss) per share – weighted average shares and assumed conversions(a)	284	363	365

Net income (loss) per share attributable to Tyson:
Class A Basic	$(1.87)	$9.18	$8.57
Class B Basic	$(1.68)	$8.25	$7.70
Diluted(a)	$(1.87)	$8.92	$8.34
Dividends Declared Per Share:
Class A	$1.940	$1.855	$1.805
Class B	$1.746	$1.670	$1.625
(a) For fiscal 2023, as the Company is in a net loss position, the impact of the Class B shares under the if-converted method is antidilutive and therefore we have not assumed conversion. As a result, the Class B weighted average shares, dividends declared and undistributed losses were excluded for the purposes of calculating Net Income (Loss) Per Share Attributable to Tyson on a diluted basis.
Approximately 9 million, 2 million, and 4 million of our stock-based compensation shares were antidilutive for fiscal 2023, 2022 and 2021. These shares were not included in the diluted earnings per share calculation.
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

NOTE 12: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs and risks are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize various industry-standard models that take into account the implicit cost of hedging. Credit risks associated with our derivative contracts are not significant as we minimize counterparty exposure by dealing with credit-worthy counterparties and utilizing exchange traded instruments, margin accounts or letters of credit. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at September 30, 2023.
We had the following aggregated outstanding notional amounts related to our derivative financial instruments (in millions, except soybean meal tons):

	Metric	September 30, 2023	October 1, 2022
Commodity:
Corn	Bushels	65	44
Soybean Meal	Tons	956,630	532,700
Live Cattle	Pounds	319	280
Lean Hogs	Pounds	454	339
Foreign Currency	United States dollar	$171	$249
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
Cash Flow Hedges
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes as well as interest rates to our variable rate debt. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant during fiscal 2023, 2022 and 2021. As of September 30, 2023, we have $12 million of realized losses related to treasury rate locks in connection with the issuance of the 2026, 2029 and 2048 Notes, which will be reclassified to earnings over the lives of these notes. During fiscal 2023, 2022 and 2021, we had no gains or losses recognized in OCI on derivatives designated as cash flow hedges.
Fair Value Hedges
We designate certain derivative contracts as fair value hedges of firm commitments to purchase livestock for harvest. Our objective of these hedges is to minimize the risk of changes in fair value created by fluctuations in commodity prices associated with fixed price livestock firm commitments. For these derivative instruments we designate and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the same period. We include the gain or loss on the hedged items (i.e., livestock purchase firm commitments) in the same line item, Cost of Sales, as the offsetting gain or loss on the related livestock forward position. Ineffectiveness related to our fair value hedges was not significant during fiscal 2023, 2022 and 2021. The carrying amount of fair value hedge (assets) liabilities as of fiscal 2023, 2022 and 2021 were as follows (in millions):

Consolidated Balance Sheets Classification	2023	2022	2021
Inventory	$16	$(12)	$(6)
Undesignated Positions
In addition to our designated positions, we also hold derivative contracts for which we do not apply hedge accounting. These include certain derivative instruments related to commodities price risk, including grains, livestock, energy and foreign currency risk. We mark these positions to fair value through earnings at each reporting date.

Reclassification to Earnings
The following table sets forth the total amounts of each income and expense line item presented in the Consolidated Statements of Income in which the effects of hedges are recorded for fiscal years ended 2023, 2022 and 2021(in millions):

Consolidated Statements of Income Classification	2023	2022	2021
Cost of Sales	$50,250	$46,614	$40,523
Interest Expense	355	365	428
Other, net	(42)	(87)	(65)
The following table sets forth the pretax impact of the cash flow, fair value and undesignated derivative instruments in the Consolidated Statements of Income for fiscal years ended 2023, 2022 and 2021(in millions):

Consolidated Statements of Income Classification		2023	2022	2021
Cost of Sales	Gain (Loss) on cash flow hedges reclassified from OCI to Earnings:
	Commodity contracts	$—	$—	$(1)
	Gain (Loss) on fair value hedges:
	Commodity contracts (a)	(19)	(29)	(55)
	Gain (Loss) on derivatives not designated as hedging instruments:
	Commodity contracts	(98)	254	70
Total		$(117)	$225	$14

Interest Expense	Gain (Loss) on cash flow hedges reclassified from OCI to Earnings:
	Interest rate contracts	$(2)	$(1)	$(1)

Other, net	Gain (Loss) on derivatives not designated as hedging instruments:
	Foreign exchange contracts	$3	$(9)	$(5)
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

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values as of September 30, 2023 and October 1, 2022 (in millions):

September 30, 2023	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$7	$—	$(2)	$5
Undesignated	—	95	—	(19)	76
Available for sale securities (current)	—	15	—	—	15
Other Assets:
Available for sale securities (non-current)	—	59	30	—	89
Deferred compensation assets	27	375	—	—	402
Total Assets	$27	$551	$30	$(21)	$587

Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$27	$—	$(27)	$—
Undesignated	—	126	—	(107)	19
Total Liabilities	$—	$153	$—	$(134)	$19

October 1, 2022	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$14	$—	$(6)	$8
Undesignated	—	154	—	(58)	96
Available for sale securities (current)	—	1	—	—	1
Other Assets:
Available for sale securities (non-current)	—	65	35	—	100
Deferred Compensation assets	38	327	—	—	365
Total Assets	$38	$561	$35	$(64)	$570

Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$2	$—	$(2)	$—
Undesignated	—	106	—	(72)	34
Total liabilities	$—	$108	$—	$(74)	$34
(a) Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. Additionally, at September 30, 2023, and October 1, 2022, we had $113 million and $10 million, respectively, of net cash collateral posted with various counterparties where master netting arrangements exist and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) as of September 30, 2023 and October 1, 2022 (in millions):

	September 30, 2023	October 1, 2022
Balance at beginning of year	$35	$48
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	1	(3)
Purchases	10	8
Settlements	(16)	(18)
Balance at end of year	$30	$35
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
Available for Sale Securities
Our investments in marketable debt securities are classified as available-for-sale and are reported at fair value based on pricing models and quoted market prices adjusted for credit and non-performance risk. Short-term investments with maturities of less than 12 months are included in Other current assets in the Consolidated Balance Sheets and primarily include certificates of deposit and commercial paper. All other marketable debt securities are included in Other Assets in the Consolidated Balance Sheets and have maturities ranging up to 46 years.
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
The following table sets forth our available-for-sale securities’ amortized cost basis, fair value and unrealized gain (loss) by significant investment category as of September 30, 2023 and October 1, 2022 (in millions):

	September 30, 2023			October 1, 2022
	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)
Available for Sale Securities:
Debt Securities:
United States Treasury and Agency	$79	$74	$(5)	$71	$66	$(5)
Corporate and Asset-Backed	31	30	(1)	37	35	(2)
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
We consider many factors in determining whether a loss is credit-related, including the financial condition and near-term prospects of the issuer, borrower repayment characteristics for asset-backed securities, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no direct write-offs or allowances for credit losses in earnings in fiscal 2023, 2022 or 2021.

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
In fiscal 2023, we recorded goodwill impairment charges of $333 million, $210 million and $238 million in our Beef and Chicken segments and International/Other, respectively. We estimated the fair value of our reporting units utilizing various valuation techniques, with the primary technique being an income approach (discounted cash flow method) and another technique being a market approach (guideline public company method), which incorporated significant unobservable Level 3 inputs. During fiscal 2022, we recognized gains of $37 million in Other, net in the Consolidated Statements of Income, based upon observable price changes. Equity investments without readily determinable fair values are measured using Level 3 inputs and are included in Other Assets in the Consolidated Balance Sheets. We did not have any other significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the twelve months ended September 30, 2023, October 1, 2022, or October 2, 2021.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows as of September 30, 2023 and October 1, 2022 (in millions):

	September 30, 2023		October 1, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$8,693	$9,506	$7,762	$8,321
Concentrations of Credit Risk
Our financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At September 30, 2023, and October 1, 2022, 15.9% and 16.4%, respectively, of our net accounts receivable balance was due from Walmart Inc. No other single customer or customer group represented greater than 10% of net accounts receivable.
NOTE 14: STOCK-BASED COMPENSATION
We issue shares under our stock-based compensation plans by issuing Class A stock from treasury. The total number of shares available for future grant under the Tyson Foods, Inc. 2000 Stock Incentive Plan (“Incentive Plan”) was 6,923,370 at September 30, 2023.

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

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding, October 1, 2022	6,029,629	$67.95
Exercised	(245,991)	47.15
Forfeited or expired	(942,905)	71.52
Granted	1,539,275	65.55
Outstanding, September 30, 2023	6,380,008	$67.65	6.2	$7

Exercisable, September 30, 2023	4,422,711	$66.94	5.2	$7
The weighted average grant-date fair value of options granted in fiscal 2023, 2022 and 2021 was $15.82, $16.53 and $11.03, respectively. The fair value of each option grant is established on the date of grant using a binomial lattice method. We use historical volatility for a period of time comparable to the expected life of the option to determine volatility assumptions. Expected life is calculated based on the contractual term of each grant and takes into account the historical exercise and termination behavior of participants. Risk-free interest rates are based on the five-year Treasury bond rate. Assumptions used in the fair value calculation are as of the grant dates and are outlined in the following table.

	2023	2022	2021
Expected life (in years)	4.5	4.4	4.3
Risk-free interest rate	3.9%	1.1%	0.3%
Expected volatility	31.2%	30.0%	32.2%
Expected dividend yield	2.9%	2.4%	3.4%
We recognized stock-based compensation expense related to stock options, net of income taxes, of $13 million, $13 million and $19 million for fiscal 2023, 2022 and 2021, respectively. The related tax benefit for fiscal 2023, 2022 and 2021 was $3 million, $3 million and $4 million, respectively. We had 1.2 million, 1.5 million and 1.9 million options vest in fiscal 2023, 2022 and 2021, respectively, with a grant date fair value of $18 million, $19 million and $25 million, respectively.
In fiscal 2023, 2022 and 2021, we received cash of $11 million, $126 million and $41 million, respectively, for the exercise of stock options. Shares are issued from treasury for stock option exercises. The related tax benefit realized from stock options exercised during fiscal 2023, 2022 and 2021, was $1 million, $12 million and $5 million, respectively. The total intrinsic value of options exercised in fiscal 2023, 2022 and 2021, was $1 million, $22 million and $20 million, respectively.
As of September 30, 2023, we had $18 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 1.1 years.

Restricted Stock
We issue restricted stock at the market value as of the date of grant, with restrictions expiring over periods through fiscal 2026. Unearned compensation is recognized over the vesting period for the particular grant using a straight-line method.

	Number of Shares	Weighted Average Grant- Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Nonvested, October 1, 2022	1,606,531	$76.36
Granted	1,006,545	62.23
Dividends	26,709	62.56
Vested	(669,511)	79.38
Forfeited	(334,359)	71.47
Nonvested, September 30, 2023	1,635,915	$67.20	1.5	$83
As of September 30, 2023, we had $50 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted average period of 2.0 years.
We recognized stock-based compensation expense related to restricted stock, net of income taxes, of $32 million, $28 million and $35 million for fiscal 2023, 2022 and 2021, respectively. The related tax benefit for fiscal 2023, 2022 and 2021 was $9 million, $7 million and $9 million, respectively. We had 0.7 million, 0.9 million and 0.5 million restricted stock awards vest in fiscal 2023, 2022 and 2021, respectively, with a grant date fair value of $53 million, $57 million and $37 million, respectively.
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

	Number of Shares	Weighted Average Grant- Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Nonvested, October 1, 2022	1,781,519	$58.13
Granted	938,835	48.80
Vested	(243,782)	90.05
Forfeited	(830,423)	50.74
Nonvested, September 30, 2023	1,646,149	$51.81	1.2	$83
We recognized stock-based compensation expense related to performance shares, net of income taxes, of $2 million, $37 million and $19 million for fiscal 2023, 2022 and 2021, respectively. The related tax benefit for fiscal 2023 was inconsequential. The related tax benefit for fiscal 2022 and 2021 was $7 million and $4 million, respectively. As of September 30, 2023, we had $6 million of total unrecognized compensation based upon our progress toward the attainment of criteria related to performance-based share awards that will be recognized over a weighted average period of 1.6 years.

NOTE 15: PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We have four defined benefit pension plans consisting of one frozen and noncontributory funded qualified plan and three frozen unfunded non-qualified plans. The benefits provided under these plans are based on a formula using years of service and either a specified benefit rate or compensation level. The non-qualified defined benefit plans are for certain officers and use a formula based on years of service and final average salary. We also have other postretirement benefit plans for which substantially all of our team members may receive benefits if they satisfy applicable eligibility criteria. The postretirement healthcare plans are contributory with participants’ contributions adjusted when deemed necessary.
We have defined contribution retirement programs for various groups of team members. We recognized expenses of $113 million, $114 million and $106 million in fiscal 2023, 2022 and 2021, respectively.
We use a fiscal year end measurement date for our defined benefit plans and other postretirement plans. We recognize the effect of actuarial gains and losses into earnings immediately for other postretirement plans rather than amortizing the effect over future periods. Other postretirement benefits include postretirement medical costs and life insurance.
During fiscal 2021, we amended one of the Company’s other postretirement benefit plans, which resulted in the recognition of a gain of $34 million, recorded in Other, net in our Consolidated Statements of Income.
Benefit Obligations and Funded Status
The following table provides a reconciliation of the changes in the plans’ benefit obligations, assets and funded status as of September 30, 2023 and October 1, 2022 (in millions):

	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2023	2022	2023	2022	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$17	$28	$166	$220	$55	$65
Service cost	—	—	—	—	2	1
Interest cost	1	1	8	6	1	1
Actuarial (gain)/loss	1	(11)	(3)	(47)	(5)	(8)
Benefits paid	(1)	(1)	(13)	(13)	(3)	(4)
Benefit obligation at end of year	18	17	158	166	50	55
Change in plan assets
Fair value of plan assets at beginning of year	24	33	—	—	—	—
Actual return on plan assets	4	(9)	—	—	—	—
Employer contributions	—	1	13	13	3	4
Benefits paid	(1)	(1)	(13)	(13)	(3)	(4)
Fair value of plan assets at end of year	27	24	—	—	—	—
Funded status	$9	$7	$(158)	$(166)	$(50)	$(55)
Amounts recognized in the Consolidated Balance Sheets as of September 30, 2023 and October 1, 2022 consist of (in millions):

	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2023	2022	2023	2022	2023	2022
Other assets	$9	$7	$—	$—	$—	$—
Other current liabilities	—	—	(13)	(13)	(2)	(3)
Other liabilities	—	—	(145)	(153)	(48)	(52)
Total assets (liabilities)	$9	$7	$(158)	$(166)	$(50)	$(55)

Pre-tax amounts recognized in Accumulated Other Comprehensive Income as of September 30, 2023 and October 1, 2022 consist of (in millions):

	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2023	2022	2023	2022	2023	2022
Accumulated other comprehensive (income)/loss:
Actuarial (gain) loss	$1	$2	$(15)	$(15)	$9	$13
Prior service (credit) cost	—	—	1	2	(5)	(5)
Total accumulated other comprehensive (income)/loss:	$1	$2	$(14)	$(13)	$4	$8
We had three pension plans as of September 30, 2023 and October 1, 2022, that had an accumulated benefit obligation in excess of plan assets. Plans with accumulated benefit obligations in excess of plan assets are as follows (in millions):

	Pension Benefits
	Qualified		Non-Qualified
	2023	2022	2023	2022
Projected benefit obligation	$—	$—	$158	$166
Accumulated benefit obligation	—	—	158	166
Fair value of plan assets	—	—	—	—
The accumulated benefit obligation for all qualified pension plans was $18 million and $17 million at September 30, 2023, and October 1, 2022, respectively.
Net Periodic Benefit Cost (Credit)
Components of net periodic benefit cost (credit) for pension and postretirement benefit plans recognized in the Consolidated Statements of Income are as follows for fiscal years ended 2023, 2022 and 2021 (in millions):

	Pension Benefits						Other Postretirement
	Qualified			Non-Qualified			Benefits
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Service cost	$—	$—	$—	$—	$—	$—	$2	$1	$2
Interest cost	1	1	—	8	6	6	1	1	1
Expected return on plan assets	(1)	(1)	—	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	1	1	1	5	4	(2)
Recognized actuarial loss (gain), net	—	—	—	(3)	3	4	(5)	(8)	—
Recognized settlement gain	—	—	—	—	—	—	—	—	(34)
Net periodic benefit cost (credit)	$—	$—	$—	$6	$10	$11	$3	$(2)	$(33)
Each of the components other than the service cost component were recorded in the Consolidated Statements of Income in Other, net. As of September 30, 2023, we expect no amounts to be reclassified into earnings within the next 12 months related to net periodic benefit cost (credit) for the qualified pension plans. As of September 30, 2023, the amounts expected to be reclassified into earnings within the next 12 months related to net periodic benefit cost (credit) for the non-qualified pension plans and the other postretirement benefit plans are not significant.
Assumptions
Weighted average assumptions are as follows for fiscal years ended 2023, 2022 and 2021:

	Pension Benefits						Other Postretirement
	Qualified			Non-Qualified			Benefits
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Discount rate to determine net periodic benefit cost	5.20%	2.00%	1.70%	5.42%	2.83%	2.63%	4.59%	2.07%	1.95%
Discount rate to determine benefit obligations	5.70%	5.20%	2.00%	5.79%	5.42%	2.83%	4.92%	4.59%	2.07%
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Expected return on plan assets	5.20%	2.00%	1.70%	n/a	n/a	n/a	n/a	n/a	n/a

To determine the expected return on plan assets assumption, we first examined historical rates of return for the various asset classes within the plans. We then determined a long-term projected rate-of-return based on expected returns. Our discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. The discount rates for our plans were determined using a cash flow matching technique whereby the rates of a yield curve, developed from high-quality debt securities, were applied to the benefit obligations to determine the appropriate discount rate.
We have eight other postretirement benefit plans, of which five are healthcare and life insurance related. Two of these plans, with benefit obligations totaling $9 million at September 30, 2023, were not impacted by healthcare cost trend rates as one consists of fixed annual payments and one is life insurance related. One of the healthcare plans, with benefit obligations less than $1 million at September 30, 2023, was not impacted by healthcare cost trend rates due to previous plan amendments. The remaining two plans, with benefit obligations less than $1 million and $3 million, at September 30, 2023, utilized assumed healthcare cost trend rates of 7.1% and 7.0%, respectively. The healthcare cost trend rates for the two plans will be grading down to an ultimate rate of 4.5% in 2032 and 2031, respectively.
Contributions
Our policy is to fund at least the minimum contribution required to meet applicable federal employee benefit and local tax laws. In our sole discretion, we may from time to time fund additional amounts. Expected contributions to pension plans for fiscal 2024 are approximately $15 million. For fiscal 2023, 2022 and 2021, we funded $13 million, $13 million and $15 million, respectively, to pension plans.
Estimated Future Benefit Payments
The following benefit payments are expected to be paid (in millions):

	Pension Benefits		Other Postretirement
	Qualified	Non-Qualified	Benefits
2024	$1	$14	$2
2025	1	14	2
2026	—	14	3
2027	—	13	2
2028	—	13	2
2029-2033	5	62	7
The above benefit payments for other postretirement benefit plans are not expected to be offset by Medicare Part D subsidies in fiscal 2024.
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
The net pension cost of the plan is equal to the annual contributions determined in accordance with the provisions of negotiated labor contracts. Contributions to the plan were $2 million in fiscal 2023 and fiscal 2022. Assets contributed to such plans are not segregated or otherwise restricted to provide benefits only to our team members. The future cost of the plans is dependent on a number of factors including the funded status of the plans and the ability of the other participating companies to meet ongoing funding obligations.
Our participation in the multi-employer plan for fiscal 2023 is outlined below. The EIN/Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act (“PPA”) zone status available in fiscal 2023 and fiscal 2022 is for the plan’s year beginning January 1, 2023, and 2022, respectively. The zone status is based on information that we have received from the plan and is certified by the plan’s actuaries. Among other factors, plans in the red zone are generally less than 65 percent funded. Plans that are critical and declining status are projected to have an accumulated funding deficiency. The FIP/RP Status column indicates plans for which a financial improvement plan (“FIP”) or rehabilitation plan (“RP”) is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject.

In addition to regular contributions, we could be obligated to pay additional contributions (known as complete or partial withdrawal liabilities) if it has unfunded vested benefits.

		PPA Zone Status		FIP/RP Status	Contributions (in millions)			Surcharge Imposed
Pension Fund Plan Name	EIN/Pension Plan Number	2023	2022	Implemented	2023	2022	2021	2023	Expiration Date of Collective Bargaining Agreement
Bakery and Confectionery Union and Industry International Pension Fund	52-6118572/001	Red	Red	Nov 2012	$2	$2	$1	5%	2024-08-02
NOTE 16: COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) as of September 30, 2023 and October 1, 2022 are as follows (in millions):

	2023	2022
Accumulated other comprehensive income (loss), net of taxes:
Unrealized net hedging loss	$(10)	$(12)
Unrealized net gain (loss) on investments	(5)	(6)
Currency translation adjustment	(252)	(281)
Postretirement benefits reserve adjustments	7	2
Total accumulated other comprehensive income (loss)	$(260)	$(297)
The before and after tax changes in the components of other comprehensive income (loss) are as follows for fiscal years ended 2023, 2022 and 2021 (in millions):

	2023			2022			2021
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax

Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to interest expense	$2	$—	$2	$1	$—	$1	$1	$—	$1
(Gain) loss reclassified to cost of sales	—	—	—	—	—	—	1	—	1

Investments:
Unrealized gain (loss)	1	—	1	(8)	1	(7)	(1)	—	(1)

Currency translation:
Translation adjustment	29	—	29	(166)	4	(162)	17	—	17

Postretirement benefits:
Unrealized gain (loss)	6	(1)	5	58	(15)	43	10	(2)	8
Pension settlement reclassified to other (income) expense	—	—	—	—	—	—	(26)	7	(19)
Total other comprehensive income (loss)	$38	$(1)	$37	$(115)	$(10)	$(125)	$2	$5	$7
NOTE 17: SEGMENT REPORTING
We operate in four reportable segments: Beef, Pork, Chicken, and Prepared Foods. We measure segment profit as operating income (loss). International/Other primarily includes our foreign operations in Australia, China, Malaysia, Mexico, the Netherlands, South Korea, Thailand and the Kingdom of Saudi Arabia, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC.
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
We allocate expenses related to corporate activities to the segments, except for third-party merger and integration costs of $3 million, $5 million and $2 million in fiscal 2023, 2022 and 2021, respectively, and corporate overhead related to Tyson New Ventures, LLC, which are included in International/Other. Intersegment sales transactions, which were at market prices, are included in the segment sales in the table below. Assets and additions to property, plant and equipment relating to corporate activities remain in International/Other.

Information on segments and a reconciliation to income from continuing operations before income taxes are as follows for fiscal years ended 2023, 2022 and 2021 (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Intersegment Sales	Consolidated
2023
Sales	$19,325	$5,768	$17,060	$9,845	$2,515	$(1,632)	$52,881
Operating Income (Loss)	(91)	(139)	(770)	823	(218)		(395)
Total Other (Income) Expense							283
Income (Loss) before Income Taxes							(678)
Depreciation and amortization	128	68	693	373	67		1,329
Total Assets	3,772	1,696	12,143	15,198	3,442		36,251
Additions to property, plant and equipment	169	62	834	578	296		1,939
2022
Sales	$19,854	$6,414	$16,961	$9,689	$2,355	$(1,991)	$53,282
Operating Income (Loss)	2,502	193	955	746	14		4,410
Total Other (Income) Expense							261
Income before Income Taxes							4,149
Depreciation and amortization	128	70	563	372	58		1,191
Total Assets	3,883	1,697	12,386	14,920	3,935		36,821
Additions to property, plant and equipment	136	82	906	456	307		1,887
2021
Sales	$17,999	$6,277	$13,733	$8,853	$1,990	$(1,803)	$47,049
Operating Income (Loss)	3,240	328	(625)	1,456	(3)		4,396
Total Other (Income) Expense							355
Income before Income Taxes							4,041
Depreciation and amortization	108	61	564	385	77		1,195
Total Assets	3,678	1,583	11,373	14,630	5,045		36,309
Additions to property, plant and equipment	246	100	518	237	108		1,209
Our largest customer, Walmart Inc., accounted for 18.6%, 17.7% and 18.3% of consolidated sales in fiscal 2023, 2022 and 2021, respectively. Sales to Walmart Inc. were included in all the segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations.
The majority of our operations are domiciled in the United States. Approximately 95% of sales to external customers for each of fiscal 2023, 2022 and 2021 were sourced from the United States. Approximately $26.1 billion and $25.7 billion of long-lived assets were located in the United States at September 30, 2023, and October 1, 2022, respectively. Excluding goodwill and intangible assets, long-lived assets located in the United States totaled approximately $10.5 billion and $9.5 billion at September 30, 2023, and October 1, 2022, respectively. Approximately $1.4 billion and $1.5 billion of long-lived assets were located in foreign locations, primarily Brazil, China, the European Union, Malaysia, New Zealand and Thailand at September 30, 2023, and October 1, 2022, respectively. Excluding goodwill and intangible assets, long-lived assets in foreign countries totaled approximately $1,101 million and $916 million at September 30, 2023, and October 1, 2022, respectively.
We sell certain products in foreign markets, primarily Australia, Canada, Central America, Chile, China, the European Union, the United Kingdom, Japan, Mexico, Malaysia, the Middle East, Singapore, South Korea, Taiwan and Thailand. Our export sales from the United States totaled $5.1 billion, $5.8 billion and $4.9 billion for fiscal 2023, 2022 and 2021, respectively. Substantially all of our export sales are facilitated through unaffiliated brokers, marketing associations and foreign sales staffs. Sales of products produced in a country other than the United States were less than 10% of consolidated sales for each of fiscal 2023, 2022 and 2021.
The following tables further disaggregate our sales to customers by major distribution channels (in millions):

	Twelve months ended September 30, 2023
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$8,947	$4,839	$2,633	$2,395	$511	$19,325
Pork	1,677	477	1,235	1,338	1,041	5,768
Chicken	7,483	6,589	1,007	1,901	80	17,060
Prepared Foods	5,795	3,690	213	147	—	9,845
International/Other	—	—	2,515	—	—	2,515
Intersegment	—	—	—	—	(1,632)	(1,632)
Total	$23,902	$15,595	$7,603	$5,781	$—	$52,881

	Twelve months ended October 1, 2022
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$8,687	$4,940	$3,247	$2,439	$541	$19,854
Pork	1,817	516	1,180	1,616	1,285	6,414
Chicken	7,194	6,475	1,131	1,996	165	16,961
Prepared Foods	5,587	3,751	191	160	—	9,689
International/Other	—	—	2,355	—	—	2,355
Intersegment	—	—	—	—	(1,991)	(1,991)
Total	$23,285	$15,682	$8,104	$6,211	$—	$53,282

	Twelve months ended October 2, 2021
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$8,779	$4,326	$2,720	$1,719	$455	$17,999
Pork	1,787	474	1,173	1,563	1,280	6,277
Chicken	6,112	5,566	770	1,217	68	13,733
Prepared Foods	5,231	3,311	140	171	—	8,853
International/Other	—	—	1,990	—	—	1,990
Intersegment	—	—	—	—	(1,803)	(1,803)
Total	$21,909	$13,677	$6,793	$4,670	$—	$47,049
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
(d) Includes sales to industrial food processing companies that further process our product to sell to end consumers and any remaining sales not included in the Retail, Foodservice or International categories. For fiscal 2023 and 2021, the Chicken segment included a $156 million and $545 million reduction in Other due to the recognition of legal contingency accruals, respectively.
NOTE 18: SUPPLEMENTAL CASH FLOWS INFORMATION
The following table summarizes cash payments for interest and income taxes for fiscal years ended 2023, 2022 and 2021 (in millions):

	2023	2022	2021
Interest, net of amounts capitalized	$340	$363	$444
Income taxes, net of refunds	46	1,216	683
NOTE 19: TRANSACTIONS WITH RELATED PARTIES
We have related party leases for two wastewater facilities with an entity owned by the Donald J. Tyson Revocable Trust (for which Mr. John Tyson, Chairman of the Company, is a trustee), Berry Street Waste Water Treatment Plant, LP (90% of which is owned by the TLP), and the sisters of Mr. Tyson. As of September 30, 2023 and October 1, 2022, one lease was classified as a finance lease with a debt balance of $6 million which is primarily recognized as Long-term debt in our Consolidated Balance Sheet. The other lease was classified as an operating lease with a lease liability balance of $2 million and $3 million as of September 30, 2023 and October 1, 2022, respectively, which is primarily recognized within Other Liabilities in our Consolidated Balance Sheet. Total payments of approximately $1 million in each of fiscal 2023, 2022 and 2021 were paid to lease the facilities.

As of September 30, 2023, the TLP, of which John Tyson and director Barbara Tyson are general partners, owned 70 million shares, or 99.985% of our outstanding Class B stock and, along with the members of the Tyson family, owned 6.9 million shares of Class A stock, giving it control of approximately 71.74% of the total voting power of our outstanding voting stock.
In fiscal 2023, 2022 and 2021, the Company provided administrative services to the TLP, the beneficial owner of 70 million shares of Class B stock, and the TLP, through TLP Investment, L.P., reimbursed the Company $0.2 million in each of fiscal 2023 , 2022 and 2021.
NOTE 20: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of grower loans, which are substantially collateralized by the underlying assets. The remaining terms of the underlying obligations cover periods up to 8 years, and the maximum potential amount of future payments as of September 30, 2023, was not significant. The likelihood of material payments under these guarantees is not considered probable. At September 30, 2023, and October 1, 2022, no significant liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum commitment associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum obligation as of September 30, 2023, was approximately $295 million. The total receivables under these programs were $12 million and $6 million at September 30, 2023 and October 1, 2022, respectively. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have recorded an allowance for these program's estimated uncollectible receivables of $8 million at September 30, 2023 and no allowance for these programs at October 1, 2022, respectively.
When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. These funds are generally considered restricted cash, which is reported in the Consolidated Balance Sheets in Other Assets. We had no deposits at September 30, 2023 and October 1, 2022. Additionally, under certain agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At September 30, 2023, total amounts under these types of arrangements totaled $797 million.
Additionally, we enter into other purchase commitments for various items such as grains, livestock contracts and variable livestock grower commitments that are estimable and have a remaining term in excess of one year, which as of September 30, 2023 were (in millions):

Purchase Obligations
2024	$424
2025	293
2026	151
2027	79
2028	50
2029 and beyond	149
Total	$1,146

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
Broiler Antitrust Civil Litigation
Beginning in September 2016, a series of putative federal class action lawsuits styled In re Broiler Chicken Antitrust Litigation (the “Broiler Antitrust Civil Litigation”) were filed in the United States District Court for the Northern District of Illinois against us and certain of our poultry subsidiaries, as well as several other poultry processing companies. The operative complaints, which have been amended throughout the litigation, contain allegations that, among other things, assert that beginning in January 2008, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of broiler chickens in violation of United States antitrust laws. The plaintiffs also allege that defendants “manipulated and artificially inflated a widely used Broiler price index, the Georgia Dock.” The plaintiffs further allege that the defendants concealed this conduct from the plaintiffs and the members of the putative classes. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. In addition, the complaints on behalf of the putative classes of indirect purchasers include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. Since the original filing, certain putative class members have opted out of the matter and are proceeding with individual direct actions making similar claims, and others may do so in the future. The first trial in this matter, which involves claims brought by the Direct Purchaser Plaintiff Class and certain direct-action plaintiffs, began on September 12, 2023. The Company did not participate in the first trial as it had settled all of its claims with the plaintiffs in the first trial.
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
We are currently pursuing settlement discussions with the remaining opt-out plaintiffs with respect to the remaining claims. While we do not admit any liability as part of the settlements, we believe that the settlements were in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation. During fiscal years 2023 and 2021, the Company recorded aggregate legal contingency accruals of $146 million and $545 million, respectively, for claims related to this matter. Additionally, during fiscal years 2023, 2022 and 2021, the Company reduced its total recorded legal contingency accrual by $94 million, $343 million and $80 million, respectively, for amounts it had paid related to this matter. Accordingly, at September 30, 2023 and October 1, 2022, the legal contingency accrual for claims related to this matter was $174 million and $122 million, respectively.
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

State Matters. The Offices of the Attorneys General in New Mexico, Alaska and Washington have filed complaints against us and certain of our poultry subsidiaries, as well as several other poultry processing companies and Agri Stats, Inc., an information services provider (“Agri Stats”). The complaints are based on allegations similar to those asserted in the Broiler Antitrust Civil Litigation and allege violations of state antitrust, unfair trade practice, and unjust enrichment laws. In October 2022, we reached an agreement to settle all claims with the Washington Attorney General for $10.5 million for which the Company recorded an accrual in its Consolidated Financial Statements as of October 1, 2022, The Company paid the settlement during fiscal 2023. While we do not admit any liability as part of the settlement, we believe that the settlement was in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation. We are cooperating with various state governmental agencies and officials, including the Offices of the Attorneys General for Florida and Louisiana, investigating or otherwise seeking information, testimony and/or documents, regarding the conduct alleged in the Broiler Antitrust Civil Litigation and related matters. While the Company believes it has meritorious defenses to the claims that have been made, we are exploring whether it is possible to resolve them in such a way that will serve the best interests of the Company and its shareholders and avoid the uncertainty, risk, expense and distraction of protracted litigation. As of September 30, 2023, the Company recorded an accrual for the estimated probable losses that it expects to incur for this matter in the Company's Consolidated Financial Statements.
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
The Offices of the Attorney General in New Mexico and Alaska have filed complaints against us and certain of our pork subsidiaries, as well as several other pork processing companies and Agri Stats. The complaints are based on allegations similar to those asserted in the Pork Antitrust Civil Litigation and allege violations of state antitrust, unfair trade practice, and unjust enrichment laws based on allegations of conspiracies to exchange information and manipulate the supply of pork. The Company has not recorded any liability for the foregoing matters as it does not believe a loss is probable or reasonably estimable at this time.

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

On October 31, 2022, a class action complaint was filed on behalf of putative classes of indirect cattle producers against us, Tyson Fresh Meats, and other beef packer defendants in the United States District Court for the District of Kansas. The plaintiffs allege that the defendants engaged in a conspiracy in violation of Section 1 of the Sherman Act, the Packers and Stockyards Act of 1921 and various state unfair competition and consumer protection laws from January 2015 to the present to reduce the price of cows, cattle, calves, steers or heifers by periodically reducing their slaughter volumes so as to reduce demand for fed cattle, curtailing their purchases and slaughters of cash-purchased cattle during those same periods, coordinating their procurement practices for fed cattle settled on a cash basis, importing foreign cattle at a loss so as to reduce domestic demand, and closing and idling plants. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest under state antitrust and consumer protection statutes and the common law of approximately 33 states, as well as declaratory and injunctive relief. The indirect producer litigation is styled Sprecht et. al. v. Tyson, Inc., et al. In November 2022, the case was transferred and consolidated with In re Cattle and Beef Antitrust Litigation, MDL No. 3031. On February 3, 2023, we moved to dismiss the complaint, and the court granted the motion on August 17, 2023 but later permitted the plaintiffs to amend their complaint. The Company has not recorded any liability for this matter as it does not believe a loss is probable or reasonably estimable at this time because the Company believes that it has valid and meritorious defenses against the allegations and because the classes have not yet been defined or certified by the court.
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
Wage Rate Litigation
On August 30, 2019, a putative class of non-supervisory production and maintenance employees at chicken processing plants in the continental United States filed class action complaints against us and certain of our subsidiaries, as well as several other poultry processing companies, in the United States District Court for the District of Maryland. The plaintiffs allege that the defendants directly and through a wage survey and benchmarking service exchanged information regarding labor rates in an effort to depress and fix the rates of wages for non-supervisory production and maintenance workers in violation of federal antitrust laws. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. Additional lawsuits making similar allegations were consolidated including an amended consolidated complaint containing additional allegations concerning turkey processing plants naming additional defendants. We moved to dismiss the amended consolidated complaint. On September 16, 2020, the court dismissed claims against us and certain other defendants without prejudice because the complaint improperly grouped together corporate subsidiaries. The court otherwise denied the defendants’ motions to dismiss and sustained claims based on alleged conspiracies to fix wages and exchange information against five other defendants. The plaintiffs filed a second amended consolidated complaint on November 2, 2020. We moved to dismiss the complaint on December 18, 2020 based on a lack of standing to assert claims on behalf of the purported class. The court denied the motion to dismiss on March 10, 2021. On February 16, 2022, the plaintiffs filed a third amended consolidated complaint naming additional poultry processors as defendants and expanding the scope of the claims to include employees at hatcheries and feed mills. We moved to dismiss the claims related to hatchery and feed mill employees. The court denied the motion to dismiss on July 19, 2022. In the third quarter of fiscal 2021, the Company recorded an accrual for the estimated probable losses that it expects to incur for this matter in the Company’s Consolidated Financial Statements. There was no change to the accrual in fiscal 2023.
The DOJ’s Antitrust Division has opened a civil investigation into human resources at several poultry companies. We are cooperating with the investigation.
On November 11, 2022, a putative class of employees at beef-processing and pork-processing plants in the continental United States filed a class action complaint against us and certain of our subsidiaries, as well as several other beef-processing and pork-processing companies, in the United States District Court for the District of Colorado. The plaintiffs allege that the defendants directly and through a wage survey and benchmarking service exchanged information regarding labor rates in an effort to depress and fix the rates of wages for employees in violation of federal antitrust laws. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. On February 17, 2023, we moved to dismiss the complaint, and on September 27, 2023, the court denied our motion. The Company has not recorded any liability for this matter as it does not believe a loss is probable or reasonably estimable at this time because the Company believes that it has valid and meritorious defenses against the allegations and because the case remains at the pleading stage and the classes have not yet been defined or certified by the court.

Other Matters
Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (“NLRC”) from 1998 through July 1999. The complaint was filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines in 1995 by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In late 2004, a labor arbiter ruled against the respondents and awarded the complainants approximately $61 million in damages and fees. From 2004 through 2014, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. On December 15, 2016, we learned that the NLRC rendered its decision on November 29, 2016, regarding the respondents’ appeals from the labor arbiter’s 2004 ruling in favor of the complainants. The NLRC increased the award for 4,922 of the total 5,984 complainants to approximately $262 million. However, the NLRC approved a prior settlement reached with the group comprising approximately 18% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company agreed to pay each settling complainant approximately $1,200. The parties filed numerous appeals, motions for reconsideration and petitions for review related to the NLRC award and settlement payment. The Court of Appeals subsequently vacated the NLRC’s award on April 12, 2018. Complainants have filed motions for reconsideration with the Court of Appeals which were denied. Claimants have since filed petitions for writ of certiorari with the Supreme Court of the Philippines, which has accepted. The Company continues to maintain an accrual for estimated probable losses for this matter in the Company’s Consolidated Financial Statements.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Tyson Foods, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Tyson Foods, Inc. and its subsidiaries (the “Company”) as of September 30, 2023 and October 1, 2022, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for the fiscal years ended September 30, 2023, October 1, 2022 and October 2, 2021, including the related notes and the schedule of valuation and qualifying accounts for the fiscal years ended September 30, 2023, October 1, 2022 and October 2, 2021 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and October 1, 2022, and the results of its operations and its cash flows for the fiscal years ended September 30, 2023, October 1, 2022 and October 2, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Third and Fourth Quarter Interim Goodwill Impairment Assessments – Certain Reporting Units in the Chicken, Beef and Pork Segments and in International/Other
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $9,878 million as of September 30, 2023, which included $3,064 million, $343 million, $423 million and $144 million for reporting units in the Chicken, Beef and Pork segments and in International/Other, respectively. Goodwill is reviewed for impairment at least annually or more frequently if impairment indicators arise. If it is determined, based on qualitative factors, the fair value of the reporting unit may more likely than not be less than carrying amount, a quantitative goodwill impairment test is performed. Management estimates the fair value of reporting units considering the use of various valuation techniques, with the primary technique being an income approach (discounted cash flow method) and another technique being a market approach (guideline public company method). The determination of fair value using these techniques includes assumptions about sales growth, operating margins, discount rates and valuation multiples which consider budgets, business plans, economic projections and marketplace data. During the third quarter of fiscal 2023, the Company experienced lower than anticipated operating results and changing market fundamentals, as well as a drop in its market capitalization to below book value. Consequently, management performed an interim assessment of goodwill and recorded a $448 million goodwill impairment charge, of which $210 million and $238 million was recognized in the Chicken segment and International/Other, respectively. Management performed its annual impairment test as of the first day of the fourth quarter in fiscal 2023, and it did not result in an additional goodwill impairment. During the fourth quarter of fiscal 2023, long-term treasury rates increased, which caused an increase in the discount rates used in estimating the fair value of the reporting units. Consequently, management determined it was necessary to perform a quantitative assessment for the Beef, Pork and two of the Chicken segment reporting units as of September 30, 2023, and management recognized a $333 million goodwill impairment charge related to the Beef reporting unit.
The principal considerations for our determination that performing procedures relating to the third and fourth quarter interim goodwill impairment assessments of certain reporting units in the Chicken, Beef and Pork segments and in International/Other is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the reporting units; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to (a) for the third quarter interim impairment assessment: sales growth, operating margins, and discount rates used in the discounted cash flow method for the Beef, Pork and certain Chicken and International/Other reporting units, and valuation multiples used in the guideline public company method for certain Chicken and International/Other reporting units and (b) for the fourth quarter interim impairment assessment: operating margins and discount rates used in the discounted cash flow method for the Beef reporting unit; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of the Company’s controls relating to management’s third and fourth quarter interim goodwill impairment assessments, including controls over the valuation of certain reporting units in the Chicken, Beef and Pork segments and in International/Other. These procedures also included, among others, as applicable to the reporting units and interim impairment assessments described above, (i) testing management’s process for developing the fair value estimates of certain reporting units in the Chicken, Beef and Pork segments and in International/Other; (ii) evaluating the appropriateness of the income and market valuation approaches, as applicable; (iii) testing the completeness and accuracy of underlying data used in the valuation approaches; and (iv) evaluating the reasonableness of management’s significant assumptions related to sales growth, operating margins, discount rates and valuation multiples, as applicable. Evaluating management’s assumptions related to sales growth, operating margins, discount rates and valuation multiples involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s valuation approaches and (ii) the reasonableness of the sales growth, discount rates and valuation multiples significant assumptions, as applicable to the reporting units and interim impairment assessments described above.
/s/ PricewaterhouseCoopers LLP
Springdale, Arkansas
November 13, 2023
We have served as the Company’s auditor since 2009.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)). Based on that evaluation, the CEO and CFO concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this evaluation under the framework in Internal Control - Integrated Framework (2013) issued by COSO, management concluded the Company’s internal control over financial reporting was effective as of September 30, 2023.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, who has audited the fiscal 2023 financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023 as stated in its report which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See information set forth under the captions “Election of Directors” and “Board of Directors and Corporate Governance Information” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held February 8, 2024 (the “Proxy Statement”), which information is incorporated herein by reference. Pursuant to general instruction G(3) of Annual Report on Form 10-K, certain information concerning our executive officers is included under the caption “Information About Our Executive Officers” in Part I of this Annual Report on Form 10-K. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Delinquent Section 16(a) Reports” in the Proxy Statement and is incorporated by reference herein.
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
ITEM 11. EXECUTIVE COMPENSATION

See the information set forth under the captions “Executive Compensation,” “Director Compensation For Fiscal Year 2023,” “Compensation Discussion and Analysis,” “Report of the Compensation and Leadership Development Committee” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, which information is incorporated herein by reference. However, pursuant to instructions to Item 407(e)(5) of Regulation S-K, the material appearing under the sub-heading “Report of the Compensation and Leadership Development Committee” shall be deemed “furnished” and not be deemed to be “filed” with the SEC, other than as provided in this Item 11.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the information included under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement, which information is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following information reflects certain information about our equity compensation plans as of September 30, 2023:

	Equity Compensation Plan Information
	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (excluding Securities reflected in the first column (a))
Equity compensation plans approved by security holders	6,380,008	$67.65	22,571,688
Equity compensation plans not approved by security holders	—	—	—
Total	6,380,008	$67.65	22,571,688
(a) Shares of Class A Common Stock available for future issuance as of September 30, 2023, under the Stock Incentive Plan (6,923,370), the Employee Stock Purchase Plan (8,000,710) and the Retirement Savings Plan (7,647,608).
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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as a part of this report:
(1) Consolidated Financial Statements
Consolidated Statements of Income for the three years ended September 30, 2023
Consolidated Statements of Comprehensive Income for the three years ended September 30, 2023
Consolidated Balance Sheets at September 30, 2023, and October 1, 2022
Consolidated Statements of Shareholders’ Equity for the three years ended September 30, 2023
Consolidated Statements of Cash Flows for the three years ended September 30, 2023
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
(2) Consolidated Financial Statement Schedules
Financial Statement Schedule - Schedule II Valuation and Qualifying Accounts for the three years ended September 30, 2023
All other schedules are omitted because they are neither applicable nor required.
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

4.7	Form of 3.95% Senior Note due 2024 (included in Exhibit 4.4 to the Company's Current Report on Form 8‑K filed August 8, 2014, and incorporated herein by reference).

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

4.9	Form of 4.875% Senior Note due 2034 (included in Exhibit 4.6 to the Company's Current Report on Form 8‑K filed August 8, 2014, and incorporated herein by reference).

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

4.11	Form of 5.15% Senior Note due 2044 (previously filed as Exhibit 4.8 to the Company's Current Report on Form 8‑K filed August 8, 2014, and incorporated herein by reference).

4.12	Indenture dated October 2, 1990, between Sara Lee Corporation and Continental Bank, N.A., as Trustee (the “Sara Lee Indenture”) (previously filed as Exhibit 4.1 to Amendment No. 1 to Registration Statement No. 33-33603 on Form S-3 by Sara Lee Corporation, predecessor in interest to The Hillshire Brands Company, filed with the Commission on October 5, 1990, and incorporated herein by reference).

4.13
Form of 61/8% Notes due 2032 issued pursuant to the Sara Lee Indenture (previously filed as Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2014, and incorporated herein by reference).

4.14
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

4.17		Form of 3.55% Senior Notes due 2027 (previously filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed on June 2, 2017, and incorporated herein by reference).

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

4.19		Form of 4.55% Senior Notes due 2047 (previously filed as Exhibit 4.8 to the Company's Current Report on Form 8-K filed on June 2, 2017, and incorporated herein by reference).

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

4.22		Form of 5.100% Senior Notes due 2048 (previously filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 28, 2018, and incorporated herein by reference).

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
First Amendment to the Revolving Credit Agreement, dated as of November 9, 2022, among Tyson Foods, Inc. and JPMorgan Chase Bank, N.A., as administrative agent (previously filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2022, and incorporated herein by reference).

10.3	*
Term Loan Agreement, dated May 3, 2023, among Tyson Foods, Inc., the lenders party thereto, Bank of America, N.A. as administrative agent, and BofA Securities Inc. as lead arranger (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2023, and incorporated herein by reference).

10.4	*
Term Loan Agreement, dated May 3, 2023, among Tyson Foods, Inc., the lenders party thereto, CoBank ACB, as administrative agent, and CoBank FCB, as sole lead arranger (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2023, and incorporated herein by reference).

10.5	*
Second Amended and Restated Employment Agreement, dated November 9, 2017, by and between the Company and John Tyson (previously filed as Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, and incorporated herein by reference).

10.6	*
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
Release Agreement dated as of January 17, 2023 between Tyson Foods, Inc. and Scott Spradley (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2022, and incorporated herein by reference).

10.9	*
Offer letter between Tyson Foods, Inc. and Wes Morris (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2023, and incorporated herein by reference).

10.10	*
Offer letter between Tyson Foods, Inc. and Brady Stewart (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2023, and incorporated herein by reference).

10.11	*
Second Amended and Restated Employment Agreement dated as of October 2nd, 2020, entered into between the Company and Noel W. White (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 8, 2020, and incorporated herein by reference).

10.12	*
Offer Letter between Tyson Foods, Inc. and Johanna Söderström (previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2020, and incorporated herein by reference).

10.13	*
Indemnity Agreement, dated as of September 28, 2007, between the Company and John Tyson (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 28, 2007, and incorporated herein by reference).

10.14	*
Form of Indemnity Agreement between Tyson Foods, Inc. and its directors and certain executive officers (previously filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2020, and incorporated herein by reference).

10.15	*
Tyson Foods, Inc. Annual Incentive Compensation Plan for Senior Executives adopted February 4, 2005, and amended effective August 4, 2021 (previously filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended January 1, 2022, and incorporated herein by reference).

10.16	*
Amended and Restated Tyson Foods, Inc. Employee Stock Purchase Plan, effective as of February 1, 2013 (previously filed as Exhibit 99.2 to Registration Statement on Form S-8 on February 22, 2013, Registration No. 333-186797, and incorporated herein by reference).

10.17	*
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

10.19	*
First Amendment to the Executive Savings Plan of Tyson Foods, Inc. effective November 16, 2017 (previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2017, and incorporated herein by reference).

10.20	*
Tyson Foods, Inc. 2000 Stock Incentive Plan, amended and restated as of February 11, 2021 (previously filed as Exhibit A-1 to the Company’s Definitive Proxy Statement, filed with the Securities and Exchange Commission on December 23, 2020, and incorporated herein by reference).

10.21	*
Amended and Restated Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan effective January 1, 2017 (previously filed as Exhibit 10.68 to the Company’s Annual report on Form 10-K for the fiscal year ended October 1, 2016, and incorporated herein by reference).

10.22	*
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

10.24	*
Retirement Savings Plan of Tyson Foods, Inc. effective January 1, 2011 (previously filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2011, and incorporated herein by reference).

10.25	*
First Amendment to the Retirement Savings Plan of Tyson Foods, Inc., as Amended and Restated as of January 1, 2011 (previously filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013, and incorporated herein by reference).

10.26	*
Amended and Restated Retirement Income Plan of IBP, inc. effective August 1, 2000, and Amendment to Freeze the Retirement Income Plan of IBP, inc. effective December 31, 2002 (previously filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, and incorporated herein by reference).

10.27	*
Tyson Foods, Inc. Severance Pay Plan for Contracted Employees, as amended and restated effective December 1, 2017 (previously filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2017, and incorporated herein by reference).

10.28	*
Executive Severance Plan effective October 15, 2018 (previously filed as Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the period ended September 29, 2018, and incorporated herein by reference).

10.29	*
Executive Severance Plan, as amended and restated effective February 15, 2020 (previously filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-Q for the period ended January 1, 2022, and incorporated herein by reference).

10.30	*
Executive Severance Plan, as amended and restated effective October 1, 2023 (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2022, and incorporated herein by reference).

10.31	*
Form of Stock Options (Contracted) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 18, 2022 (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2022, and incorporated herein by reference).

10.32	*
Form of Stock Options (5+1) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 18, 2022 (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2022, and incorporated herein by reference).

10.33	*
Form of Stock Options (Director/Non-Contract) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 18, 2022 (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2022, and incorporated herein by reference).

10.34	*
Form of Stock Options (CEO & Other CT) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 18, 2022 (previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2022, and incorporated herein by reference).

10.35	*
Form of Restricted Stock (Contracted) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 18, 2022 (previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2022, and incorporated herein by reference).

10.36	*
Form of Restricted Stock (Director/Non-Contract) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 18, 2022 (previously filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2022, and incorporated herein by reference).

10.37	*
Form of Restricted Stock (5+1) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 18, 2022 (previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2022, and incorporated herein by reference).

10.38	*
Form of Performance Shares - Operating Income - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 18, 2022 (previously filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2022, and incorporated herein by reference).

10.39	*
Form of Performance Shares - Operating Income (5+1) - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 18, 2022 (previously filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2022, and incorporated herein by reference).

10.40	*
Form of Performance Shares - Total Shareholder Return - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 18, 2022 (previously filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2022, and incorporated herein by reference).

10.41	*
Form of Performance Shares - Total Shareholder Return (5+1) - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 18, 2022 (previously filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2022, and incorporated herein by reference).

10.42	*
Form of Performance Shares - Return on Invested Capital - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 18, 2022 (previously filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2022, and incorporated herein by reference).

10.43	*
Form of Performance Shares - Return on Invested Capital (5+1) - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 18, 2022 (previously filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2022, and incorporated herein by reference).

10.44	*
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

10.54	*
Form of Performance Shares - Total Shareholder Return (5+1) - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.55	*
Form of Stock Appreciation Rights Award Agreement pursuant to which stock appreciation rights are awarded under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.56	*
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

10.70	*
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

10.83	*
Form of Restricted Stock (International Non-Contract) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020 (previously filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2021, and incorporated herein by reference).

10.84	*
Form of Restricted Stock (International Contracted) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2020 (previously filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2021, and incorporated herein by reference).

10.85	*
Form of Restricted Stock (Chairman and CEO Special) - Stock Incentive Aware Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective October 5, 2020 (previously filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2021, and incorporated herein by reference).

10.86
Form of Performance Shares – Return on Invested Capital (5+1) - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 19, 2021 (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended January 1, 2022, and incorporated herein by reference).

10.87
Form of Performance Shares – Return on Invested Capital (Contracted) - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 19, 2021 (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended January 1, 2022, and incorporated herein by reference).

19	**	Insider trading policy

21	**	Subsidiaries of the Company.

23	**	Consent of PricewaterhouseCoopers LLP.

31.1	**	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	**	Clawback policy

101		The following financial information from our Annual Report on Form 10-K for the year ended September 30 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

104		Cover Page Interactive Data File formatted in iXBRL.

*		Indicates a management contract or compensatory plan or arrangement.
**		Filed herewith
***		Furnished herewith

FINANCIAL STATEMENT SCHEDULE
TYSON FOODS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Fiscal year ended September 30, 2023, October 1, 2022 and October 2, 2021
		Additions
in millions	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Period
Allowance for Credit Losses:
2023	$29	$12	$—	$(10)	$31
2022	25	6	—	(2)	29
2021	26	5	—	(6)	25
Inventory Lower of Cost or Net Realizable Value Allowance:
2023	$60	$333	$—	$(248)	$145
2022	47	36	—	(23)	60
2021	27	79	—	(59)	47
Valuation Allowance on Deferred Tax Assets:
2023	$195	$4	$—	$—	$199
2022	151	44	—	—	195
2021	127	24	—	—	151

ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYSON FOODS, INC.

By:	/s/ John R. Tyson	November 13, 2023
John R. Tyson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Phillip W. Thomas	November 13, 2023
Phillip W. Thomas
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ John H. Tyson	Chairman of the Board of Directors	November 13, 2023
John H. Tyson

/s/ Les R. Baledge	Director	November 13, 2023
Les R. Baledge

/s/ Mike Beebe	Director	November 13, 2023
Mike Beebe

/s/ Maria Claudia Borras	Director	November 13, 2023
Maria Claudia Borras

/s/ David J. Bronczek	Director	November 13, 2023
David J. Bronczek

/s/ Mikel A. Durham	Director	November 13, 2023
Mikel A. Durham

/s/ Donnie King	President, Chief Executive Officer, and Director	November 13, 2023
Donnie King	(Principal Executive Officer)

/s/ Jonathan D. Mariner	Director	November 13, 2023
Jonathan D. Mariner

/s/ Kevin M. McNamara	Vice Chairman of the Board of Directors	November 13, 2023
Kevin M. McNamara

/s/ Cheryl S. Miller	Director	November 13, 2023
Cheryl S. Miller

/s/ Jeffrey K. Schomburger	Director	November 13, 2023
Jeffrey K. Schomburger

/s/ Phillip W. Thomas	Vice President, Controller and Chief Accounting Officer	November 13, 2023
Phillip W. Thomas	(Principal Accounting Officer)

/s/ Barbara A. Tyson	Director	November 13, 2023
Barbara A. Tyson

/s/ John R. Tyson	Executive Vice President and Chief Financial Officer	November 13, 2023
John R. Tyson	(Principal Financial Officer)

/s/ Noel White	Executive Vice Chairman of the Board of Directors	November 13, 2023
Noel White