Form 10-Q
period 2023-12-30
TYSON FOODS, INC.
filed 2024-02-05
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 30, 2023.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	286,339,323
Class B Common Stock, $0.10 Par Value (Class B stock)	70,009,005
Class B stock is not listed for trading on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis.
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 30, 2023	December 31, 2022
Sales	$13,319	$13,260
Cost of Sales	12,496	12,292
Gross Profit	823	968
Selling, General and Administrative	592	501
Operating Income	231	467
Other (Income) Expense:
Interest income	(10)	(9)
Interest expense	105	84
Other, net	(25)	(42)
Total Other (Income) Expense	70	33
Income before Income Taxes	161	434
Income Tax Expense	47	114
Net Income	114	320
Less: Net Income Attributable to Noncontrolling Interests	7	4
Net Income Attributable to Tyson	$107	$316
Net Income Per Share Attributable to Tyson:
Class A Basic	$0.31	$0.91
Class B Basic	$0.28	$0.81
Diluted	$0.30	$0.88

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	December 30, 2023	December 31, 2022
Net Income	$114	$320
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	—	1
Investments	2	—
Currency translation	58	81
Postretirement benefits	3	—
Total Other Comprehensive Income (Loss), Net of Taxes	63	82
Comprehensive Income	177	402
Less: Comprehensive Income Attributable to Noncontrolling Interests	15	4
Comprehensive Income Attributable to Tyson	$162	$398
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	December 30, 2023	September 30, 2023
Assets
Current Assets:
Cash and cash equivalents	$1,484	$573
Accounts receivable, net	2,263	2,476
Inventories	5,087	5,328
Other current assets	382	345
Total Current Assets	9,216	8,722
Net Property, Plant and Equipment	9,672	9,634
Goodwill	9,885	9,878
Intangible Assets, net	6,046	6,098
Other Assets	1,927	1,919
Total Assets	$36,746	$36,251

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$1,308	$1,895
Accounts payable	2,623	2,594
Other current liabilities	2,241	2,010
Total Current Liabilities	6,172	6,499
Long-Term Debt	8,370	7,611
Deferred Income Taxes	2,302	2,308
Other Liabilities	1,614	1,578
Commitments and Contingencies (Note 15)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 378 million shares	38	38
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,526	4,560
Retained earnings	18,693	18,760
Accumulated other comprehensive gain (loss)	(205)	(260)
Treasury stock, at cost – 91 million shares at December 30, 2023 and 92 million shares at September 30, 2023	(4,909)	(4,972)
Total Tyson Shareholders’ Equity	18,150	18,133
Noncontrolling Interests	138	122
Total Shareholders’ Equity	18,288	18,255
Total Liabilities and Shareholders’ Equity	$36,746	$36,251
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended
	December 30, 2023		December 31, 2022
	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance at beginning and end of period	378	$38	378	$38

Class B Common Stock:
Balance at beginning and end of period	70	7	70	7

Capital in Excess of Par Value:
Balance at beginning of period		4,560		4,553
Stock-based compensation and other		(34)		(29)
Balance at end of period		4,526		4,524

Retained Earnings:
Balance at beginning of period		18,760		20,084
Net income attributable to Tyson		107		316
Dividends		(174)		(175)
Balance at end of period		18,693		20,225

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of period		(260)		(297)
Other comprehensive income		55		82
Balance at end of period		(205)		(215)

Treasury Stock:
Balance at beginning of period	92	(4,972)	88	(4,683)
Purchase of Class A common stock	—	(13)	5	(313)
Stock-based compensation	(1)	76	(1)	52
Balance at end of period	91	(4,909)	92	(4,944)

Total Shareholders’ Equity Attributable to Tyson		$18,150		$19,635

Equity Attributable to Noncontrolling Interests:
Balance at beginning of period		$122		$109
Net income attributable to noncontrolling interests		7		4
Business combinations		1		28
Currency translation and other		8		11
Total Equity Attributable to Noncontrolling Interests		$138		$152

Total Shareholders’ Equity		$18,288		$19,787
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	December 30, 2023	December 31, 2022
Cash Flows From Operating Activities:
Net income	$114	$320
Depreciation and amortization	373	303
Deferred income taxes	(14)	8
Other, net	129	68
Net changes in operating assets and liabilities	698	63
Cash Provided by Operating Activities	1,300	762
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(354)	(589)
Purchases of marketable securities	(7)	(7)
Proceeds from sale of marketable securities	6	7
Acquisition, net of cash acquired	—	(39)
Acquisition of equity investments	(26)	(36)
Other, net	3	(5)
Cash Used for Investing Activities	(378)	(669)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	771	54
Payments on debt	(32)	(58)
Proceeds from issuance of commercial paper	1,649	—
Repayments of commercial paper	(2,240)	—
Purchases of Tyson Class A common stock	(13)	(313)
Dividends	(171)	(169)
Stock options exercised	7	4
Other, net	3	—
Cash Used for Financing Activities	(26)	(482)
Effect of Exchange Rate Changes on Cash	15	12
Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	911	(377)
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	573	1,031
Cash and Cash Equivalents and Restricted Cash at End of Period	1,484	654
Less: Restricted Cash at End of Period	—	—
Cash and Cash Equivalents at End of Period	$1,484	$654
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: ACCOUNTING POLICIES
Basis of Presentation
The consolidated condensed financial statements are unaudited and have been prepared by Tyson Foods, Inc. (“Tyson,” “the Company,” “we,” “us” or “our”). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Although we believe the disclosures contained herein are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Preparation of consolidated condensed financial statements requires us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature necessary to state fairly our financial position as of December 30, 2023 and the results of operations for the three months ended December 30, 2023 and December 31, 2022. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
Goodwill and Intangible Assets
Goodwill is initially recorded at fair value and not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators arise. Our goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, the fair value of the reporting unit may be more likely than not less than the carrying amount, or if significant changes to macroeconomic factors related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required. The quantitative test is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds the fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of goodwill.
Our qualitative assessment for the first quarter of fiscal 2024 did not indicate that it was more likely than not the fair value of any of our reporting units or indefinite lived intangibles was less than the carrying amount, and as such, no quantitative test was deemed necessary. We consider reporting units and indefinite lived intangibles that have 20% or less excess fair value over carrying amount to have a heightened risk of impairment. The following reporting units and indefinite lived intangibles were considered at heightened risk of impairment as of the date of the most recent estimated fair value determination, which was in the fourth quarter of fiscal 2023: our Chicken segment reporting units, our Beef reporting unit and our Pork reporting unit with goodwill totaling $3.1 billion, $0.3 billion and $0.4 billion, respectively, and two Prepared Foods brands with carrying values of $0.5 billion and $0.3 billion.
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

New Regulation
On November 28, 2023, the United States Department of Agriculture published the Transparency in Poultry Grower Contracting and Tournaments rule that amended section 202(a) of the Packers and Stockyards Act to introduce new disclosure requirements that live poultry dealers must furnish to contract broiler growers. The rule is effective February 12, 2024, and directs live poultry dealers to amend broiler grower contracts to reflect certain new requirements. We are still evaluating the impact the new requirements will have on our consolidated financial statements.
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is effective for annual reporting periods beginning after December 15, 2024, our fiscal 2026 and will be applied prospectively. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
In November 2023, the FASB issued authoritative guidance to improve the disclosures about a public entity's reportable segments and address requests from investors for additional, more detailed information about a reportable segment's expenses. The guidance is effective for annual reporting periods beginning after December 15, 2023, our fiscal 2025, and interim reporting periods within fiscal years beginning after December 15, 2024, our fiscal 2026. Amendments will be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
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
NOTE 2: ACQUISITIONS AND DISPOSITIONS
In the third quarter of fiscal 2023, we acquired Williams Sausage Company for $223 million, net of cash acquired, subject to certain adjustments, as part of our growth strategy to increase our capacity and product portfolio. Its results, subsequent to the acquisition closing, are included in our Prepared Foods segment and through December 30, 2023, were insignificant to our Consolidated Condensed Statements of Income. Certain estimated values for the acquisition, including goodwill, intangible assets, property, plant and equipment, other liabilities, and deferred taxes are not yet finalized and are subject to revision as additional information becomes available and more detailed analyses are completed. The preliminary purchase price allocation includes $4 million of net working capital, including $3 million of cash acquired, $67 million of Property, Plant and Equipment, $120 million of Goodwill, $65 million of Intangible Assets, and $30 million of Deferred Income Taxes. Intangible Assets include brands and trademarks and customer relationships which will be amortized over a life of 20 and 12 years, respectively. $46 million of the goodwill is deductible for U.S. income tax purposes. The acquisition of Williams Sausage Company was accounted for using the acquisition method of accounting.
In the first quarter of fiscal 2023, we completed the acquisition of a 60% equity stake in Supreme Foods Processing Company ("SFPC"), a producer and distributor of value-added and cooked chicken and beef products, and a 15% equity stake in Agricultural Development Company ("ADC"), a fully integrated poultry company, for a total purchase price of $75 million, net of cash acquired. Both SFPC and ADC were subsidiaries of Tanmiah Food Company. The results of SFPC, subsequent to the acquisition closing, are included in International/Other for segment presentation and through December 30, 2023 were insignificant to our Consolidated Condensed Statements of Income. We are accounting for the investment in ADC under the equity method.
NOTE 3: INVENTORIES
Processed products, livestock and supplies and other are valued at the lower of cost or net realizable value. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, livestock grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories. At December 30, 2023, the cost of inventories was determined by either the first-in, first-out method or the weighted-average method, which is consistent with the methods used at September 30, 2023. Inventories are presented net of lower of cost or net realizable value adjustments of $186 million and $145 million as of December 30, 2023 and September 30, 2023, respectively.

The following table reflects the major components of inventory (in millions):

	December 30, 2023	September 30, 2023
Processed products	$2,745	$2,847
Livestock	1,463	1,594
Supplies and other	879	887
Total inventory	$5,087	$5,328
NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	December 30, 2023	September 30, 2023
Land	$224	$219
Buildings and leasehold improvements	6,670	6,460
Machinery and equipment	10,974	10,680
Land improvements and other	569	559
Buildings and equipment under construction	1,600	1,782
	20,037	19,700
Less accumulated depreciation	10,365	10,066
Net Property, Plant and Equipment	$9,672	$9,634
NOTE 5: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	December 30, 2023	September 30, 2023
Accrued salaries, wages and benefits	$741	$672
Taxes payable	200	156
Accrued current legal contingencies	361	289
Other	939	893
Total other current liabilities	$2,241	$2,010
NOTE 6: RESTRUCTURING AND RELATED CHARGES
2022 Program
The Company approved a restructuring program in fiscal 2022 (the “2022 Program”) to improve business performance, increase collaboration, enhance team member agility, enable faster decision-making and reduce redundancies. The following table reflects the total pretax anticipated expenses associated with the 2022 Program (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Total
Severance costs	$25	$8	$24	$54	$19	$130
Relocation and related costs	23	7	4	22	1	57
Accelerated depreciation	5	2	—	12	—	19
Contract and lease terminations	—	—	—	24	—	24
Professional and other fees	2	1	—	3	2	8
Total 2022 Program	$55	$18	$28	$115	$22	$238
Restructuring costs include severance expenses and related charges directly associated with the 2022 Program such as relocation, contract and lease terminations, professional fees and accelerated depreciation resulting from the closure of facilities. We anticipate that $53 million and $185 million of the total pretax anticipated expense will be recorded in Cost of Sales and Selling, General and Administrative, respectively, in our Consolidated Condensed Statements of Income. Included in the table above are $216 million of charges that have resulted or will result in cash outflows and $22 million in non-cash charges.

The following table reflects the pretax impact of the 2022 Program’s restructuring and related charges during the first quarter of fiscal 2024 by reportable segment (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Total
Severance costs	$1	$1	$4	$2	$—	$8
Relocation and related costs	3	—	—	3	—	6
Accelerated depreciation	—	—	—	—	—	—
Contract and lease terminations	—	—	—	16	—	16
Professional and other fees	—	—	—	—	—	—
Total	$4	$1	$4	$21	$—	$30
For the first quarter of fiscal 2024, we recorded restructuring and related charges of $3 million and $27 million in Cost of Sales and Selling, General and Administrative, respectively, in our Consolidated Condensed Statements of Income. Included in the above results are $20 million of charges that have resulted or will result in cash outflows and $10 million in non-cash charges.
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
The following table reflects the pretax 2022 Program charges to date by reportable segment (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Total
Severance costs	$25	$8	$24	$54	$18	$129
Relocation and related costs	21	6	2	19	—	48
Accelerated depreciation	5	2	—	12	—	19
Contract and lease terminations	—	—	—	18	—	18
Professional and other fees	2	1	—	3	—	6
Total	$53	$17	$26	$106	$18	$220
Through the first quarter of fiscal 2024, we recorded restructuring and related charges to date of $50 million and $170 million in Cost of Sales and Selling, General and Administrative, respectively, in our Consolidated Condensed Statements of Income. Included in the above results are $194 million of charges to date that have resulted or will result in cash outflows and $26 million in non-cash charges to date.

The following table reflects our liability related to the 2022 Program, which was recognized in other current liabilities in our Consolidated Condensed Balance sheet as of December 30, 2023 (in millions):

	Balance at September 30, 2023	Restructuring Expense	Payments	Changes in Estimates	Balance at December 30, 2023
Severance costs	$58	$10	$(20)	$(2)	$46
Relocation and related costs	5	6	(5)	—	6
Contract and lease termination	—	6	(6)	—	—
Professional and other fees	2	—	—	—	2
Total	$65	$22	$(31)	$(2)	$54
As the Company continues to evaluate its business strategies and long-term growth targets, additional restructuring activities may occur.
Plant Closures
During fiscal 2023, as part of a strategic review of assets, the Company approved the closure of six Chicken segment processing facilities located in Glen Allen, Virginia; Van Buren, Arkansas; Corydon, Indiana; Dexter, Missouri; Noel, Missouri; and North Little Rock, Arkansas, to optimize asset utilization. As of December 30, 2023, we have shifted production to other facilities and ceased operations at our Glen Allen, Van Buren, Dexter, Noel and North Little Rock facilities, and expect to shift production and cease operations at Corydon during the third quarter of fiscal 2024. Additionally, during the first quarter of fiscal 2024, the Company approved the closure of two case ready value-added plants in our Beef segment located in Columbia, South Carolina and Jacksonville, Florida, to optimize asset utilization. We shifted production to other facilities and ceased operations at both plants during the first quarter of fiscal 2024.
As a result of the plant closures, we recorded $75 million of charges in the first quarter of fiscal 2024, primarily related to accelerated depreciation, severance, retention and related costs. The charges are reflected in the Consolidated Condensed Statements of Income in Cost of Sales and included $6 million of charges that have resulted or will result in cash outflows and $69 million in non-cash charges. We did not incur plant closure charges in the first quarter of fiscal 2023.
The following table reflects our liability related to plant closures as of December 30, 2023 (in millions):

	Balance at September 30, 2023	Plant Closure Charges	Payments	Balance at December 30, 2023
Contract termination	$151	$5	$(29)	$127
Severance and retention	14	1	(5)	10
Total	$165	$6	$(34)	$137
We continue to strategically evaluate optimization of such items as network capacity, manufacturing efficiencies and business technology. If we have a significant change in strategies, outlook, or a manner in which we plan to use these assets, we may experience future charges.

NOTE 7: DEBT
The major components of debt are as follows (in millions):

	December 30, 2023	September 30, 2023
Revolving credit facility	$—	$—
Commercial paper	—	592
Senior notes:
3.95% Notes due August 2024	1,250	1,250
4.00% Notes due March 2026 (“2026 Notes”)	800	800
3.55% Notes due June 2027	1,350	1,350
7.00% Notes due January 2028	18	18
4.35% Notes due March 2029 (“2029 Notes”)	1,000	1,000
6.13% Notes due November 2032	158	158
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	500	500
4.55% Notes due June 2047	750	750
5.10% Notes due September 2048 (“2048 Notes”)	1,500	1,500
Discount on senior notes	(36)	(36)
Term loans:
Term loan facility due May 2026 (6.71% at December 30, 2023)	1,000	1,000
Term loan facility due May 2028 (7.19% at December 30, 2023)	750	—
Other	177	164
Unamortized debt issuance costs	(39)	(40)
Total debt	9,678	9,506
Less current debt	1,308	1,895
Total long-term debt	$8,370	$7,611
Revolving Credit Facility and Letters of Credit
We have a $2.25 billion revolving credit facility that supports short-term funding needs and serves as a backstop to our commercial paper program. The facility will mature and the commitments thereunder will terminate in September 2026 with options for two one-year extensions. At December 30, 2023, amounts available for borrowing under this facility totaled $2.25 billion and we had no outstanding borrowings and no outstanding letters of credit issued under this facility. At December 30, 2023 we had $97 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs and other legal obligations. In the future, if any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility.
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured short-term promissory notes up to an aggregate maximum principal amount of $1.5 billion. As of December 30, 2023, we had no commercial paper outstanding. Our ability to access commercial paper in the future may be limited or its costs increased.
Term Loan Facilities
We have a $1.0 billion term loan facility that matures in May 2026 and a $750 million term loan facility that matures in May 2028. In the first quarter of fiscal 2024, we borrowed the full $750 million available under the loan facility that matures in May 2028 and used it to repay $592 million of outstanding commercial paper obligations. Both term loans may be prepaid under certain conditions and contain covenants that are similar to those contained in the revolving credit facility.
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

We were in compliance with all debt covenants at December 30, 2023.
NOTE 8: EQUITY
Share Repurchases
As of December 30, 2023, 7.3 million shares remained available for repurchase under the Company's share repurchase program. The program has no fixed or scheduled termination date, and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans. A summary of share repurchases of our Class A stock is as follows (in millions):

	Three Months Ended
	December 30, 2023		December 31, 2022
	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	—	$—	4.7	$300
To fund certain obligations under equity compensation plans	0.3	13	0.2	13
Total share repurchases	0.3	$13	4.9	$313
NOTE 9: INCOME TAXES
Our effective tax rate was 29.4% and 26.1% for the first quarter of fiscal 2024 and 2023, respectively. The effective tax rate for the first quarter of fiscal 2024 is higher than the federal statutory tax rate primarily due to state taxes and net unfavorable permanent book-to-tax differences, partially offset by various tax benefits. The effective tax rate for the first quarter of fiscal 2023 was higher than the federal statutory tax rate primarily due to state taxes.
Unrecognized tax benefits were $133 million and $131 million at December 30, 2023 and September 30, 2023, respectively.
In December 2021, we received an assessment from the Mexican tax authorities related to the 2015 sale of our direct and indirect equity interests in subsidiaries which held our Mexico operations. The assessment totals approximately $516 million (8.7 billion Mexican pesos), which includes tax, inflation adjustment, interest and penalties. We believe the assertions made in the assessment letter have no merit and will defend our positions through the Mexican administrative appeal process and litigation, if necessary. Based on our analysis of this assessment in accordance with FASB guidance related to unrecognized tax benefits, we have not recorded a liability related to the issue.

NOTE 10: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended
	December 30, 2023	December 31, 2022
Numerator:
Net income	$114	$320
Less: Net income attributable to noncontrolling interests	7	4
Net income attributable to Tyson	107	316
Less dividends declared:
Class A	143	143
Class B	31	32
Undistributed earnings (losses)	$(67)	$141

Class A undistributed earnings (losses)	$(55)	$116
Class B undistributed earnings (losses)	(12)	25
Total undistributed earnings (losses)	$(67)	$141

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	284	286
Class B weighted average shares	70	70

Denominator for diluted earnings per share:
Class A weighted average shares	284	286
Class B weighted average shares under the if-converted method for diluted earnings per share	70	70
Effect of dilutive securities: Stock options, restricted stock and performance units	1	2
Denominator for diluted earnings per share – weighted average shares and assumed conversions	355	358

Net income per share attributable to Tyson:
Class A basic	$0.31	$0.91
Class B basic	$0.28	$0.81
Diluted	$0.30	$0.88
Dividends Declared Per Share:
Class A	$0.500	$0.500
Class B	$0.450	$0.450
Approximately 7 million and 4 million of our stock-based compensation shares were antidilutive for the three months ended December 30, 2023 and December 31, 2022, respectively. These shares were not included in the diluted earnings per share calculation.
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

NOTE 11: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs and risks are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize various industry-standard models that take into account the implicit cost of hedging. Credit risks associated with our derivative contracts are not significant as we minimize counterparty exposure by dealing with credit-worthy counterparties and utilizing exchange traded instruments, margin accounts or letters of credit. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at December 30, 2023.
We had the following net aggregated outstanding notional amounts related to our derivative financial instruments:

in millions, except soybean meal tons	Metric	December 30, 2023	September 30, 2023
Commodity:
Corn	Bushels	103	65
Soybean Meal	Tons	857,008	956,630
Live Cattle	Pounds	318	319
Lean Hogs	Pounds	247	454
Foreign Currency	United States dollar	$236	$171
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
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes as well as interest rates to our variable rate debt. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant for the three months ended December 30, 2023, and December 31, 2022. As of December 30, 2023, we had $12 million of realized losses related to treasury rate locks in connection with the issuance of the 2026, 2029 and 2048 Notes, which will be reclassified to earnings over the lives of these notes. During the three months ended December 30, 2023 and December 31, 2022, we did not reclassify significant pretax gains or losses into earnings as a result of the discontinuance of cash flow hedges. For the three months ended December 30, 2023 and December 31, 2022, we had no gains or losses recognized in OCI on derivatives designated as cash flow hedges.
Fair Value Hedges
We designate certain derivative contracts as fair value hedges of firm commitments to purchase livestock for harvest. Our objective of these hedges is to minimize the risk of changes in fair value created by fluctuations in commodity prices associated with fixed price livestock firm commitments. For these derivative instruments we designate and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the same period. We include the gain or loss on the hedged items (e.g., livestock purchase firm commitments) in the same line item, Cost of Sales, as the offsetting gain or loss on the related livestock forward position. Ineffectiveness related to fair value hedges was not significant for the three months ended December 30, 2023, and December 31, 2022. The following table sets forth the carrying amount of fair value hedge (assets) liabilities as of December 30, 2023 and September 30, 2023 (in millions):

Consolidated Condensed Balance Sheets Classification	December 30, 2023	September 30, 2023
Inventory	$(23)	$16
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

Reclassification to Earnings
The following table sets forth the total amounts of each income and expense line item presented in the Consolidated Condensed Statements of Income in which the effects of hedges are recorded (in millions):

Consolidated Condensed Statements of Income Classification	Three Months Ended
	December 30, 2023	December 31, 2022
Cost of Sales	$12,496	$12,292
Interest Expense	105	84
Other, net	(25)	(42)
The following table sets forth the pretax impact of the cash flow, fair value and undesignated derivative instruments in the Consolidated Condensed Statements of Income (in millions):

Consolidated Condensed Statements of Income Classification		Three Months Ended
		December 30, 2023	December 31, 2022
Cost of Sales	Gain (Loss) on fair value hedges:
	Commodity contracts (a)	$(1)	$(3)
	Gain (Loss) on derivatives not designated as hedging instruments:
	Commodity contracts	(4)	15
Total		$(5)	$12

Interest Expense	Gain (Loss) on cash flow hedges reclassified from OCI to Earnings:
	Interest rate contracts	$—	$(1)

Other, net	Gain (Loss) on derivatives not designated as hedging instruments:
	Foreign exchange contracts	$5	$5
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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

December 30, 2023	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$24	$—	$(10)	$14
Undesignated	—	78	—	(34)	44
Available-for-sale securities (current)	—	15	—	—	15
Other Assets:
Available-for-sale securities (non-current)	—	63	30	—	93
Deferred compensation assets	22	412	—	—	434
Total assets	$22	$592	$30	$(44)	$600
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$—	$—	$—	$—
Undesignated	—	87	—	(76)	11
Total liabilities	$—	$87	$—	$(76)	$11

September 30, 2023	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$7	$—	$(2)	$5
Undesignated	—	95	—	(19)	76
Available-for-sale securities (current)	—	15	—	—	15
Other Assets:
Available-for-sale securities (non-current)	—	59	30	—	89
Deferred compensation assets	27	375	—	—	402
Total assets	$27	$551	$30	$(21)	$587
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$27	$—	$(27)	$—
Undesignated	—	126	—	(107)	19
Total liabilities	$—	$153	$—	$(134)	$19
(a) Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. Additionally, at December 30, 2023, and September 30, 2023, we had $32 million and $113 million, respectively, of net cash collateral with various counterparties where master netting arrangements exist and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Three Months Ended
	December 30, 2023	December 31, 2022
Balance at beginning of year	$30	$35
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	—	—
Purchases	1	2
Issuances	—	—
Settlements	(1)	(4)
Balance at end of period	$30	$33
Total gains (losses) for the three month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—
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
The following table sets forth our available-for-sale securities’ amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	December 30, 2023			September 30, 2023
	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)
Available-for-sale securities:
Debt securities:
U.S. treasury and agency	$81	$78	$(3)	$79	$74	$(5)
Corporate and asset-backed	31	30	(1)	31	30	(1)
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

We consider many factors in determining whether a loss is credit-related, including the financial condition and near-term prospects of the issuer, borrower repayment characteristics for asset-backed securities, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no direct write-offs or allowances for credit losses in earnings for the three months ended December 30, 2023, and December 31, 2022.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges and, with respect to our equity investments without readily determinable fair values, recorded by applying the measurement alternative for which such investments are recorded at cost and adjusted for an observable price change in an orderly transaction for an identical or similar investment of the same issuer. We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three months ended December 30, 2023 and December 31, 2022.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	December 30, 2023		September 30, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total debt	$9,293	$9,678	$8,693	$9,506
NOTE 13: OTHER COMPREHENSIVE INCOME
The before and after-tax changes in the components of other comprehensive income are as follows (in millions):

	Three Months Ended
	December 30, 2023			December 31, 2022
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to interest expense	$—	$—	$—	$1	$—	$1

Investments:
Unrealized gain (loss)	2	—	2	—	—	—

Currency translation:
Translation adjustment(a)	59	(1)	58	81	—	81

Postretirement benefits:
Unrealized gain (loss)	4	(1)	3	—	—	—
Total other comprehensive income	$65	$(2)	$63	$82	$—	$82
(a) Before and after tax translation adjustment for the three months ended December 30, 2023 included $8 million of Comprehensive Income Attributable to Noncontrolling Interests

NOTE 14: SEGMENT REPORTING
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
Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended
	December 30, 2023	December 31, 2022
Sales:
Beef	$5,023	$4,723
Pork	1,517	1,529
Chicken	4,033	4,263
Prepared Foods	2,543	2,538
International/Other	582	612
Intersegment	(379)	(405)
Total Sales	$13,319	$13,260

	Three Months Ended
	December 30, 2023	December 31, 2022
Operating Income (Loss):
Beef(a)	$(206)	$166
Pork(b)	39	(21)
Chicken(c)	177	69
Prepared Foods	243	258
International/Other(d)	(22)	(5)
Total Operating Income	231	467

Total Other (Income) Expense	70	33

Income before Income Taxes	$161	$434
(a) Beef segment results for the three months ended December 30, 2023 included $40 million of costs related to plant closures and a $45 million legal contingency accrual, recognized in Cost of Sales. Additionally, Beef segment results for the three months ended December 31, 2022 included $42 million of insurance proceeds, net of costs incurred, recognized in Cost of Sales.
(b) Pork segment results for the three months ended December 30, 2023 included a $28 million legal contingency accrual, recognized in Cost of Sales.
(c) Chicken segment results for the three months ended December 30, 2023 included insurance proceeds, net of costs incurred, of $24 million and costs related to plant closures of $35 million, recognized in Cost of Sales. Additionally, Chicken segment results for the three months ended December 31, 2022 included $7 million of costs related to a fire at one of our production facilities, net of insurance proceeds, recognized in Cost of Sales.
(d) International/Other results for the three months ended December 30, 2023 included $26 million of costs incurred due to a production facility fire in Europe, net of insurance proceeds, recognized in Cost of Sales.

The following tables further disaggregate our sales to customers by major distribution channels (in millions):

	Three months ended December 30, 2023
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$2,397	$1,315	$632	$578	$101	$5,023
Pork	483	117	353	305	259	1,517
Chicken	1,713	1,607	217	477	19	4,033
Prepared Foods	1,488	961	59	35	—	2,543
International/Other	—	—	582	—	—	582
Intersegment	—	—	—	—	(379)	(379)
Total	$6,081	$4,000	$1,843	$1,395	$—	$13,319

	Three months ended December 31, 2022
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Intersegment	Total
Beef	$2,134	$1,129	$697	$647	$116	$4,723
Pork	458	117	332	350	272	1,529
Chicken	1,881	1,606	246	513	17	4,263
Prepared Foods	1,505	938	56	39	—	2,538
International/Other	—	—	612	—	—	612
Intersegment	—	—	—	—	(405)	(405)
Total	$5,978	$3,790	$1,943	$1,549	$—	$13,260
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

NOTE 15: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of grower loans, which are substantially collateralized by the underlying assets. The remaining terms of the underlying obligations cover periods up to 8 years, and the maximum potential amount of future payments as of December 30, 2023, was not significant. The likelihood of material payments under these guarantees is not considered probable. At December 30, 2023 and September 30, 2023, no significant liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum commitment associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum commitment as of December 30, 2023 was approximately $290 million. The total receivables under these programs were $17 million and $12 million at December 30, 2023 and September 30, 2023, respectively. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Condensed Balance Sheets.
When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. These funds are generally considered restricted cash, which is reported in the Consolidated Condensed Balance Sheets in Other Assets. We had no deposits at December 30, 2023 and September 30, 2023. Additionally, under certain agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At December 30, 2023, the total amount under these types of arrangements totaled $802 million.
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
Broiler Antitrust Civil Litigation
Beginning in September 2016, a series of putative federal class action lawsuits styled In re Broiler Chicken Antitrust Litigation (the “Broiler Antitrust Civil Litigation”) were filed in the United States District Court for the Northern District of Illinois against us and certain of our poultry subsidiaries, as well as several other poultry processing companies. The operative complaints, which have been amended throughout the litigation, contain allegations that, among other things, assert that beginning in January 2008, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of broiler chickens in violation of United States antitrust laws. The plaintiffs also allege that defendants “manipulated and artificially inflated a widely used Broiler price index, the Georgia Dock.” The plaintiffs further allege that the defendants concealed this conduct from the plaintiffs and the members of the putative classes. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. In addition, the complaints on behalf of the putative classes of indirect purchasers include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. Since the original filing, certain putative class members have opted out of the matter and are proceeding with individual direct actions making similar claims, and others may do so in the future. The first trial in this matter, which involved claims brought by the Direct Purchaser Plaintiff Class and certain direct-action plaintiffs, began on September 12, 2023 and concluded with a jury verdict in favor of the defendant on October 25, 2023. The second and third trials in this matter, which involve claims brought by the Commercial and Institutional Indirect Purchaser Class and the End-User Consumer Plaintiff Class, are scheduled to begin in March 2024 and September 2024, respectively. The Company did not participate in the first trial, and will not participate in the second and third trials, as it had settled all of the claims brought by the respective plaintiffs in these trials.
Settlements
On January 19, 2021, we announced that we had reached agreements to settle certain class claims related to the Broiler Antitrust Civil Litigation. Settlement terms were reached with the putative Direct Purchaser Plaintiff Class, the putative Commercial and Institutional Indirect Purchaser Plaintiff Class and the putative End-User Consumer Plaintiff Class (collectively, the “Classes”). Under the terms of the settlements, we agreed to pay the Classes an aggregate amount of $221.5 million in settlement of all outstanding claims brought by the Classes. On February 23, 2021, March 22, 2021 and October 15, 2021, the Court granted preliminary approval of the settlements with the putative Direct Purchaser Plaintiff Class, the putative End-User Plaintiff Class and the putative Commercial and Institutional Indirect Purchaser Plaintiff Class, respectively. On June 29, 2021, December 20, 2021 and April 18, 2022, the Court granted final approval to the settlements with the Direct Purchaser Plaintiff Class, the End-User Plaintiff Class and the Commercial and Institutional Indirect Purchaser Plaintiff Class, respectively. The foregoing settlements do not settle claims made by plaintiffs who opt out of the Classes in the Broiler Antitrust Civil Litigation.
We are currently pursuing settlement discussions with the remaining opt-out plaintiffs with respect to the remaining claims. While we do not admit any liability as part of the settlements, we believe that the settlements were in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation. As of December 30, 2023 and September 30, 2023, the legal contingency accrual for claims related to this matter was $159 million and $174 million, respectively.
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
State Matters. The Offices of the Attorneys General in New Mexico and Alaska have filed complaints against us and certain of our poultry subsidiaries, as well as several other poultry processing companies and Agri Stats, Inc., an information services provider (“Agri Stats”). The complaints are based on allegations similar to those asserted in the Broiler Antitrust Civil Litigation and allege violations of state antitrust, unfair trade practice, and unjust enrichment laws. We are cooperating with various state governmental agencies and officials, including the Offices of the Attorneys General for Florida and Louisiana, investigating or otherwise seeking information, testimony and/or documents, regarding the conduct alleged in the Broiler Antitrust Civil Litigation and related matters. While the Company believes it has meritorious defenses to the claims that have been made, we are exploring whether it is possible to resolve them in such a way that will serve the best interests of the Company and its shareholders and avoid the uncertainty, risk, expense and distraction of protracted litigation. The Company recorded an accrual in the fourth quarter of fiscal 2023 for the estimated probable losses that it expects to incur for this matter.
Broiler Chicken Grower Litigation
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
On October 31, 2022, a class action complaint was filed on behalf of putative classes of indirect cattle producers against us, Tyson Fresh Meats, and other beef packer defendants in the United States District Court for the District of Kansas. The plaintiffs allege that the defendants engaged in a conspiracy in violation of Section 1 of the Sherman Act, the Packers and Stockyards Act of 1921 and various state unfair competition and consumer protection laws from January 2015 to the present to reduce the price of cows, cattle, calves, steers or heifers by periodically reducing their slaughter volumes so as to reduce demand for fed cattle, curtailing their purchases and slaughters of cash-purchased cattle during those same periods, coordinating their procurement practices for fed cattle settled on a cash basis, importing foreign cattle at a loss so as to reduce domestic demand, and closing and idling plants. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest under state antitrust and consumer protection statutes and the common law of approximately 33 states, as well as declaratory and injunctive relief. The indirect producer litigation is styled Specht et. al. v. Tyson, Inc., et al. In November 2022, the case was transferred and consolidated with In re Cattle and Beef Antitrust Litigation, MDL No. 3031. On February 3, 2023, we moved to dismiss the complaint, and the court granted the motion on August 17, 2023 but later permitted the plaintiffs to amend their complaint. On November 21, 2023, we moved to dismiss the amend complaint, and that motion remains pending. The Company has not recorded any liability for this matter as it does not believe a loss is probable or reasonably estimable at this time because the Company believes that it has valid and meritorious defenses against the allegations and because the classes have not yet been defined or certified by the court.

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
On December 22, 2023, after a mediation between the parties, the Company and the putative class plaintiffs reached an in-principle agreement to settle. While we believe we have valid and meritorious defenses against the allegations, we believe that the proposed settlement is in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation. Under the terms of the proposed settlement, the Company agreed to pay the putative class an aggregate amount of $72.5 million. The settlement agreement remains subject to court approval. If the court grants final approval to the settlement, it will completely resolve all claims made against the Company in this matter. In the first quarter of fiscal 2024, the Company recorded an accrual for the $72.5 million proposed settlement.

Other Matters
Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (“NLRC”) from 1998 through July 1999. The complaint was filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines in 1995 by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In late 2004, a labor arbiter ruled against the respondents and awarded the complainants approximately $62 million in damages and fees. From 2004 through 2014, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. On December 15, 2016, we learned that the NLRC rendered its decision on November 29, 2016, regarding the respondents’ appeals from the labor arbiter’s 2004 ruling in favor of the complainants. The NLRC increased the award for 4,922 of the total 5,984 complainants to approximately $268 million. However, the NLRC approved a prior settlement reached with the group comprising approximately 18% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company agreed to pay each settling complainant approximately $1,226. The parties filed numerous appeals, motions for reconsideration and petitions for review related to the NLRC award and settlement payment. The Court of Appeals subsequently vacated the NLRC’s award on April 12, 2018. Complainants have filed motions for reconsideration with the Court of Appeals which were denied. Claimants have since filed petitions for writ of certiorari with the Supreme Court of the Philippines, which has accepted. The Company continues to maintain an accrual for estimated probable losses for this matter in the Company’s Consolidated Financial Statements.
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
The following discussion provides an analysis of the Company’s financial condition, cash flows and results of operations from management’s perspective and should be read in conjunction with the consolidated condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and within the Company’s Annual Report on Form 10-K filed for the fiscal year ended September 30, 2023. Our objective is to also provide discussion of events and uncertainties known to management that are reasonably likely to cause reported financial information not to be indicative of future operating results or of future financial condition and to offer information that provides understanding of our financial condition, cash flows and results of operations.
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
Overview
General
Sales increased slightly in the first quarter of fiscal 2024 as increased sales in our Beef segment were partially offset by decreased sales in our Chicken segment. Operating income of $231 million for the first quarter of fiscal 2024 was down 51% as we experienced lower operating income in our Beef segment, partially offset by improved operating income in our Pork and Chicken segments. In the first quarter of fiscal 2024, our operating income was impacted by $75 million in plant closure charges, $73 million in legal contingency accruals and $30 million of restructuring and related charges. In the first quarter of fiscal 2023, our operating income was impacted by $21 million of restructuring and related charges and benefited from $35 million of insurance proceeds, net of costs incurred related to fires at our production facilities.

Market Environment
According to the United States Department of Agriculture, domestic protein production (beef, pork, chicken and turkey) increased slightly in the first quarter of fiscal 2024 as compared to the same period in fiscal 2023. The Beef segment experienced reduced supply of market-ready cattle and increased cattle costs. Additionally, uncertainty exists regarding the timing of the anticipated cattle herd rebuilding. The Pork segment experienced sufficient supply and reduced hog costs. The Chicken segment experienced reduced feed ingredient costs. The Prepared Foods segment experienced decreased raw material costs primarily due to lower meat costs. Additionally, the conflict between Ukraine and Russia has led to economic sanctions against Russia and certain regions of Ukraine and Belarus. However, the conflict is still ongoing and there are many risks and uncertainties in relation to the conflict that are outside of our control. Furthermore, the ongoing conflict in the Middle East escalated during the first quarter of fiscal 2024 creating economic and political uncertainty within the region. As of December 30, 2023, the impact of these conflicts have not had a material direct impact on our financial performance. If these conflicts escalate further, impact additional regions or countries, or additional economic sanctions are imposed, it could have a material impact on our business operations and financial performance.
The Federal Reserve has increased interest rates, and may continue to increase interest rates or maintain elevated interest rates in the near term. Our direct exposure to elevated interest rates is somewhat tempered given our strong liquidity position in addition to our current debt structure in which most of our borrowings have fixed interest rates. At December 30, 2023, we had $3.7 billion of liquidity and our current debt was $1.3 billion. Should we need to issue additional debt or borrow under our existing revolving credit facility, we may be exposed to higher interest rates than our current outstanding borrowings.
Margins
Our total operating margin was 1.7% in the first quarter of fiscal 2024. Operating margins by segment were as follows:
•Beef – (4.1)%
•Pork – 2.6%
•Chicken – 4.4%
•Prepared Foods – 9.6%
Strategy
Our strategy is to sustainably feed the world with the fastest growing protein brands. We intend to achieve our strategy as we: grow our business by delivering superior value to consumers and customers; deliver fuel for growth and returns through commercial, operational and financial excellence; and sustain our Company and our world for future generations.
In the fourth quarter of fiscal 2022, the Company approved a restructuring program, the 2022 Program, which is expected to improve business performance, increase collaboration, enhance team member agility, enable faster decision-making and reduce redundancies. We recognized $30 million and $21 million of pretax charges in the three months ended December 30, 2023 and December 31, 2022, respectively, associated with the 2022 Program consisting of severance related costs, relocation and related costs, accelerated depreciation, contract and lease termination and professional and other fees. The Company currently anticipates the 2022 Program will result in cumulative pretax charges of approximately $238 million. As the Company continues to evaluate its business strategies and long-term growth targets, additional restructuring activities may occur. The following tables set forth the pretax impact of restructuring and related charges in the Consolidated Condensed Statements of Income and the pretax impact by our reportable segments. For further description refer to Part I, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 6: Restructuring and Related Charges (in millions).

	Three Months Ended
	December 30, 2023	December 31, 2022
Cost of Sales	$3	$8
Selling, General and Administrative	27	13
Total Restructuring and related charges, pretax	$30	$21

	Three Months Ended		2022 Program charges to date	Total estimated
	December 30, 2023	December 31, 2022	December 30, 2023	2022 Program charges
Beef	$4	$5	$53	$55
Pork	1	2	17	18
Chicken	4	1	26	28
Prepared Foods	21	8	106	115
International/Other	—	5	18	22
Total Restructuring and related charges, pretax	$30	$21	$220	$238

Summary of Results
Sales

in millions	Three Months Ended
	December 30, 2023	December 31, 2022
Sales	$13,319	$13,260
Change in sales volume	—%
Change in average sales price	0.4%
Sales growth	0.4%
First quarter – Fiscal 2024 vs Fiscal 2023
•Sales Volume – Volumes were essentially flat, accounting for a $2 million decrease in sales as increased sales volume in our Pork and Prepared Foods segments was offset by decreased sales volume in our Beef and Chicken segments.
•Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $61 million, driven by increased pricing in our Beef segment, partially offset by lower average sales prices in our Pork, Chicken and Prepared Foods segments.
Cost of Sales

in millions	Three Months Ended
	December 30, 2023	December 31, 2022
Cost of sales	$12,496	$12,292
Gross profit	823	968
Cost of sales as a percentage of sales	93.8%	92.7%
First quarter – Fiscal 2024 vs Fiscal 2023
•Cost of sales increased $204 million. Lower sales volume decreased cost of sales $2 million while higher input cost per pound increased cost of sales $206 million.
•The $206 million impact of higher input cost per pound was impacted by:
•Increase in cattle costs of approximately $575 million in our Beef segment.
•Increase of $75 million due to costs associated with plant closures.
•Increase of $73 million related to the recognition of legal contingency accruals in our Beef and Pork segments.
•Increase of $56 million related to inventory lower of cost or net realizable value adjustments in our Beef segment incurred in the first quarter of fiscal 2024.
•Increase of $42 million in our Beef segment from insurance proceeds received in the first quarter of fiscal 2023 related to the fire at our production facility in the fourth quarter of fiscal 2019.
•Increase of $26 million in International/Other from costs related to a production facility fire in Europe.
•Increase due to net derivative losses of $5 million in the first quarter of fiscal 2024, compared to net derivative gains of $12 million in the first quarter of fiscal 2023 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.
•Decrease of approximately $170 million in our Chicken segment related to decreased feed ingredient costs.
•Decrease in hog costs of approximately $105 million in our Pork segment.
•Decrease in freight and transportation costs of approximately $90 million.
•Decrease in raw material and other input costs of approximately $55 million in our Prepared Foods segment.
•Decrease of $31 million in our Chicken segment from insurance proceeds, net of costs, related to a production facility fire in the fourth quarter of fiscal 2021.
•Remaining decrease in costs across all of our segments primarily driven by net impacts on average cost per pound from mix changes in addition to savings from our productivity program.

Selling, General and Administrative

in millions	Three Months Ended
	December 30, 2023	December 31, 2022
Selling, general and administrative expense	$592	$501
As a percentage of sales	4.4%	3.8%
First quarter – Fiscal 2024 vs Fiscal 2023
•Increase of $91 million in selling, general and administrative was primarily driven by:
•Increase of $50 million in employee costs primarily from incentive-based compensation.
•Increase of $17 million in technology related costs.
•Increase of $17 million in professional fees.
•Increase of $14 million in restructuring and related costs.
Interest Expense

in millions	Three Months Ended
	December 30, 2023	December 31, 2022
	$105	$84
First quarter – Fiscal 2024 vs Fiscal 2023
•The increase in interest expense for the three months ended December 30, 2023 was primarily due to interest expense on the balance of our term loan facilities.
Other (Income) Expense, net

in millions	Three Months Ended
	December 30, 2023	December 31, 2022
Total other (income) expense, net	$(25)	$(42)
First quarter – Fiscal 2024
•Included $19 million of foreign exchange gains and $10 million related to an amendment of a postretirement benefit plan.
First quarter – Fiscal 2023
•Included $15 million of joint venture earnings and $25 million of foreign exchange gains.
Effective Tax Rate

Three Months Ended
December 30, 2023	December 31, 2022
29.4%	26.1%
First quarter – Fiscal 2024 vs Fiscal 2023
•The effective tax rates for both periods were increased by state taxes and net unfavorable permanent book-to-tax differences, partially offset by various tax benefits; however, the relatively lower level of pretax income in the first quarter of fiscal 2024 resulted in a higher effective tax rate compared to the first quarter of fiscal 2023.
Net Income Attributable to Tyson

in millions, except per share data	Three Months Ended
	December 30, 2023	December 31, 2022
Net income attributable to Tyson	$107	$316
Net income attributable to Tyson – per diluted share	0.30	0.88
First quarter – Fiscal 2024 – Net income attributable to Tyson included the following items:
•$75 million pretax, or ($0.16) per diluted share, of charges related to plant closures.
•$73 million pretax, or ($0.16) per diluted share, related to the recognition of a legal contingency accrual.
•$30 million pretax, or ($0.06) per diluted share, of restructuring and related charges.
•$1 million pretax, or ($0.01) per diluted share, of production facilities fire insurance proceeds, net of costs incurred.

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

in millions	Sales
	Three Months Ended
	December 30, 2023	December 31, 2022
Beef	$5,023	$4,723
Pork	1,517	1,529
Chicken	4,033	4,263
Prepared Foods	2,543	2,538
International/Other	582	612
Intersegment sales	(379)	(405)
Total	$13,319	$13,260

in millions	Operating Income (Loss)
	Three Months Ended
	December 30, 2023	December 31, 2022
Beef	$(206)	$166
Pork	39	(21)
Chicken	177	69
Prepared Foods	243	258
International/Other	(22)	(5)
Total	$231	$467
Beef Segment Results

in millions	Three Months Ended
	December 30, 2023	December 31, 2022	Change
Sales	$5,023	$4,723	$300
Sales volume change			(4.1)%
Average sales price change			10.5%
Operating income (loss)	$(206)	$166	$(372)
Operating margin	(4.1)%	3.5%
First quarter – Fiscal 2024 vs Fiscal 2023
•Sales Volume - Sales volume decreased due to lower availability of market-ready cattle.
•Average Sales Price - Average sales price increased primarily due to increased input costs.
•Operating Income (Loss) - Operating income decreased primarily due to compressed beef margins as well as $56 million for an inventory lower of cost or net realizable value adjustment, a $45 million legal contingency accrual and $40 million of costs related to plant closures. Operating income for the first quarter of fiscal 2023 benefited from $42 million of insurance proceeds related to a fire at a production facility in 2019.

Pork Segment Results

in millions	Three Months Ended
	December 30, 2023	December 31, 2022	Change
Sales	$1,517	$1,529	$(12)
Sales volume change			7.7%
Average sales price change			(8.5)%
Operating income (loss)	$39	$(21)	$60
Operating margin	2.6%	(1.4)%
First quarter – Fiscal 2024 vs Fiscal 2023
•Sales Volume - Sales volume increased due to improved market conditions and increased domestic availability of market-ready hogs.
•Average Sales Price - Average sales price decreased due to lower hog costs.
•Operating Income (Loss) - Operating income increased due to improved pork margins, partially offset by a $28 million legal contingency accrual.
Chicken Segment Results

in millions	Three Months Ended
	December 30, 2023	December 31, 2022	Change
Sales	$4,033	$4,263	$(230)
Sales volume change			(1.5)%
Average sales price change			(3.9)%
Operating income	$177	$69	$108
Operating margin	4.4%	1.6%
First quarter – Fiscal 2024 vs Fiscal 2023
•Sales Volume - Sales volume decreased primarily due to reduced domestic production, partially offset by the sell-through of inventory.
•Average Sales Price - Average sales price decreased due to the impact of lower commodity protein prices.
•Operating Income - Operating income increased due to improved operational efficiencies and a $170 million reduction in feed ingredient costs, partially offset by lower average sales price. Additionally, operating income in the first quarter of fiscal 2024 was impacted by $35 million in plant closure charges, offset by $24 million of insurance proceeds, net of costs incurred associated with a production facility fire in the fourth quarter of fiscal 2021. Operating income for the first quarter of fiscal 2023 benefited from $20 million of net derivative gains and was impacted by $7 million of costs, net of insurance proceeds, associated with a production facility fire in the fourth quarter of fiscal 2021.
Prepared Foods Segment Results

in millions	Three Months Ended
	December 30, 2023	December 31, 2022	Change
Sales	$2,543	$2,538	$5
Sales volume change			2.5%
Average sales price change			(2.3)%
Operating income	$243	$258	$(15)
Operating margin	9.6%	10.2%
First quarter – Fiscal 2024 vs Fiscal 2023
•Sales Volume – Sales volume increase due to the acquisition of Williams Sausage Company in the third quarter of 2023 and increased foodservice volumes.
•Average Sales Price – Average sales price decreased primarily due to sales mix.
•Operating Income – Operating income decreased due to lower average sales price, increased marketing, advertising and promotion spend and $21 million of restructuring and related costs, partially offset by a $55 million reduction in raw material costs.

International/Other Results

in millions	Three Months Ended
	December 30, 2023	December 31, 2022	Change
Sales	$582	$612	$(30)
Operating income (loss)	(22)	(5)	(17)
First quarter – Fiscal 2024 vs Fiscal 2023
•Sales – Sales were negatively impacted by lower volume in Malaysia and unfavorable sales mix across the Asia-Pacific region and China due to macroeconomic headwinds, which were partially offset by volume increases in the other regions.
•Operating Income (Loss) – Operating income decreased primarily due to a production facility fire in Europe in the first quarter of fiscal 2024.
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
Cash Flows from Operating Activities

in millions	Three Months Ended
	December 30, 2023	December 31, 2022
Net income	$114	$320
Non-cash items in net income:
Depreciation and amortization	373	303
Deferred income taxes	(14)	8
Other, net	129	68
Net changes in operating assets and liabilities	698	63
Net cash provided by operating activities	$1,300	$762
•The increase in net cash provided by operating activities was primarily due to decreases in annual incentive payments, inventory and accounts receivable, partially offset by lower earnings as a result of operations and a decrease in insurance proceeds received.
Cash Flows from Investing Activities

in millions	Three Months Ended
	December 30, 2023	December 31, 2022
Additions to property, plant and equipment	$(354)	$(589)
Proceeds from sale of (purchases of) marketable securities, net	(1)	—
Acquisition, net of cash acquired	—	(39)
Acquisition of equity investments	(26)	(36)
Other, net	3	(5)
Net cash used for investing activities	$(378)	$(669)
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
•Acquisition, net of cash acquired for the three months ended December 31, 2022 included our 60% equity stake in Supreme Foods Processing Company, a producer and distributor of value-added and cooked chicken and beef products.

Cash Flows from Financing Activities

in millions	Three Months Ended
	December 30, 2023	December 31, 2022
Proceeds from issuance of debt	$771	$54
Payments on debt	(32)	(58)
Proceeds from issuance of commercial paper	1,649	—
Repayments of commercial paper	(2,240)	—
Purchases of Tyson Class A common stock	(13)	(313)
Dividends	(171)	(169)
Stock options exercised	7	4
Other, net	3	—
Net cash used for financing activities	$(26)	$(482)
•During the first three months of fiscal 2024, proceeds from issuance of debt included $750 million of proceeds from the term loan facility due May 2028.
•Purchases of Tyson Class A stock included:
•$300 million of cash paid for shares repurchased pursuant to our share repurchase program during the three months ended December 31, 2022.
•$13 million of shares repurchased to fund certain obligations under our equity compensation programs during each of the three months ended December 30, 2023 and December 31, 2022.
•Dividends paid during the three months ended December 30, 2023 reflected a 2% increase to our fiscal 2023 quarterly dividend rate.
Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available at December 30, 2023
Cash and cash equivalents					$1,484
Short-term investments					15
Term loan facility	May 2026	$1,000	$—	$1,000	—
Term loan facility	May 2028	750	—	750	—
Revolving credit facility	September 2026	2,250	—	—	2,250
Commercial paper					—
Total liquidity					$3,749
•Liquidity includes cash and cash equivalents, short-term investments and availability under our revolving credit and term loan facilities, less the outstanding commercial paper balance.
•At December 30, 2023, we had current debt of $1,308 million, which we intend to pay with cash generated from our operating activities and other existing or new liquidity sources.
•In the first quarter of fiscal 2024, we borrowed the full $750 million available under the term loan facility due May 2028 to repay $592 million of outstanding commercial paper obligations and for general corporate purposes.
•The revolving credit facility supports our short-term funding needs and also serves to backstop our commercial paper program. We had no borrowings under the revolving credit facility during the three months ended December 30, 2023. Under the terms of the facility, we have the option to establish incremental commitment increases of up to $500 million if certain conditions are met.
•We expect net interest expense to approximate $400 million for fiscal 2024.
•Our current ratio was 1.5 to 1 at December 30, 2023 and 1.3 to 1 at September 30, 2023. The increase in fiscal 2024 is primarily due to increased cash and cash equivalents.
•At December 30, 2023, approximately $563 million of our cash was held in the accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. We manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. We intend to repatriate excess cash (net of applicable withholding taxes) not subject to regulatory requirements and to indefinitely reinvest outside of the United States the remainder of cash held by foreign subsidiaries. We do not expect the regulatory restrictions or taxes on repatriation to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.

Capital Resources
Credit and Term Loan Facilities
Cash flows from operating activities and cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $2.25 billion, to provide additional liquidity for working capital needs and to backstop our commercial paper program. Additionally, we have $1.75 billion in committed term loan facilities of which the full $1.75 billion was drawn upon as of December 30, 2023.
At December 30, 2023, amounts available for borrowing under our revolving credit and term loan facilities totaled $2.25 billion. Our revolving credit facility is funded by a syndicate of 20 banks, with commitments ranging from $35 million to $175 million per bank.
Commercial Paper Program
Our commercial paper program provides a low-cost source of borrowing to fund general corporate purposes including working capital requirements. The maximum borrowing capacity under the commercial paper program is $1.5 billion. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. As of December 30, 2023, we had no commercial paper outstanding under this program. Our ability to access commercial paper in the future may be limited or its costs increased.
Credit Ratings
Term Loan Facility due May 2028
Standard & Poor’s Rating Services’, a Standard & Poor’s Financial Services LLC business (“S&P”), applicable rating is “BBB”. Moody’s Investor Service, Inc.’s (“Moody’s”) applicable rating is “Baa2”. The below table outlines the commitment fee on any unused borrowing capacity and the borrowing spread on the outstanding principal balance of our term loan facility due May 2028 that corresponds to the applicable ratings levels from S&P and Moody’s.

Ratings Level (Moody’s/S&P)	Commitment Fee	Borrowing Spread
Baal/BBB+ or above	0.100%	1.625%
Baa2/BBB (current level)	0.125%	1.750%
Baa3/BBB- or lower	0.175%	1.875%
Term Loan Facility due May 2026
S&P applicable rating is “BBB” and Moody’s applicable rating is “Baa2”. The below table outlines the borrowing spread on the outstanding principal balance of our term loan facility due May 2026 that corresponds to the applicable ratings levels from S&P and Moody’s.

Ratings Level (Moody’s/S&P)	Borrowing Spread
A2/A or above	0.875%
A3/A-	1.000%
Baal/BBB+	1.125%
Baa2/BBB (current level)	1.250%
Baa3/BBB- or lower	1.375%
Revolving Credit Facility
S&P applicable rating is “BBB” and Moody’s applicable rating is “Baa2”. The below table outlines the fees paid on the unused portion of the facility (“Facility Fee Rate”) and letter of credit fees and borrowings (“All-in Borrowing Spread”) that corresponds to the applicable ratings levels from S&P and Moody’s.

Ratings Level (Moody’s/S&P)	Facility Fee Rate	All-in Borrowing Spread
A2/A or above	0.070%	0.875%
A3/A-	0.090%	1.000%
Baal/BBB+	0.100%	1.125%
Baa2/BBB (current level)	0.125%	1.250%
Baa3/BBB- or lower	0.175%	1.375%
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
We were in compliance with all debt covenants at December 30, 2023, and we expect that we will maintain compliance.
RECENTLY ISSUED/ADOPTED ACCOUNTING PRONOUNCEMENTS
Refer to the discussion of recently issued/adopted accounting pronouncements under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies.
CRITICAL ACCOUNTING ESTIMATES
We consider accounting policies related to: contingent liabilities; revenue recognition; accrued self-insurance; defined benefit pension plans; impairment of long-lived assets and definite life intangibles; impairment of goodwill and indefinite life intangible assets; business combinations; and income taxes to be critical accounting estimates. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Refer to Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies, for updates to our significant accounting policies during the three months ended December 30, 2023. These critical accounting policies require us to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes.
Our qualitative assessment for the first quarter of fiscal 2024 did not indicate that it was more likely than not the fair value of any of our reporting units or indefinite lived intangibles was less than the carrying amount, and as such, no quantitative test was deemed necessary. We consider reporting units and indefinite lived intangibles that have 20% or less excess fair value over carrying amount to have a heightened risk of impairment. The following reporting units and indefinite lived intangibles were considered at heightened risk of impairment as of the date of the most recent estimated fair value determination, which was in the fourth quarter of fiscal 2023: our Chicken segment reporting units, our Beef reporting unit and our Pork reporting unit with goodwill totaling $3.1 billion, $0.3 billion and $0.4 billion, respectively, and two Prepared Foods brands with carrying values of $0.5 billion and $0.3 billion.
We continuously evaluate the changing macroeconomic conditions including inflationary pressures, rising interest rates, demand outlook and export markets as well as the Company's market capitalization. Our reporting units with heightened risk of future impairments with $3.8 billion carrying value, as well as a brand with $0.5 billion carrying value, all had less than 10% of excess fair value above carrying value as of the date of the most recent estimated fair value determination. Consequently, their estimated fair values remain highly sensitive to future discount rate increases, changing macroeconomic conditions and achievement of projected long-term operating margins. Although our remaining reporting units and indefinite life intangible assets generally had more than 20% excess fair value over carrying amount as of the date of the most recent estimated fair value determination, they are also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future.

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
Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) global pandemics have had, and may in the future have, an adverse impact on our business and operations; (ii) the effectiveness of restructuring or financial excellence programs; (iii) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (iv) cyber attacks, other cyber incidents, security breaches or other disruptions of our information technology systems; (v) risks associated with our failure to consummate favorable acquisition transactions or integrate certain acquisitions’ operations; (vi) the Tyson Limited Partnership’s ability to exercise significant control over the Company; (vii) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (viii) market conditions for finished products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (ix) outbreak of a livestock disease (such as African swine fever (ASF), avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an adverse effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to conduct our operations; (x) changes in consumer preference and diets and our ability to identify and react to consumer trends; (xi) effectiveness of advertising and marketing programs; (xii) significant marketing plan changes by large customers or loss of one or more large customers; (xiii) our ability to leverage brand value propositions; (xiv) changes in availability and relative costs of labor and contract farmers and our ability to maintain good relationships with team members, labor unions, contract farmers and independent producers providing us livestock, including as a result of our relocation of certain corporate team members to our world headquarters in Springdale, Arkansas; (xv) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (xvi) the effect of climate change and any legal or regulatory response thereto; (xvii) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws; (xviii) adverse results from litigation; (xix) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xx) impairment in the carrying value of our goodwill or indefinite life intangible assets; (xxi) our participation in a multiemployer pension plan; (xxii) volatility in capital markets or interest rates; (xxiii) risks associated with our commodity purchasing activities; (xxiv) the effect of, or changes in, general economic conditions; (xxv) impacts on our operations caused by factors and forces beyond our control, such as natural disasters, fire, bioterrorism, pandemics, armed conflicts or extreme weather; (xxvi) failure to maximize or assert our intellectual property rights; (xxvii) effects related to changes in tax rates, valuation of deferred tax assets and liabilities, or tax laws and their interpretation; and (xxviii) those factors discussed within Item 1, Item 1A and Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2023 and our other periodic filings with the SEC.
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

Commodities Risk
We purchase certain commodities, such as grains and livestock, during normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily forwards and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. We generally do not hedge anticipated transactions beyond 18 months. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of December 30, 2023, and September 30, 2023, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted forward and option prices. The market risk exposure analysis included both derivatives designated as hedge instruments and derivatives not designated as hedge instruments.

Effect of 10% change in fair value		in millions
	December 30, 2023	September 30, 2023
Livestock:
Live Cattle	$13	$68
Lean Hogs	13	10
Grain:
Corn	28	23
Soybean Meal	16	22
Interest Rate Risk
At December 30, 2023, we had variable rate debt of $1,769 million with a weighted average interest rate of 6.9%. A hypothetical 10% increase in interest rates effective at December 30, 2023 would increase annualized interest expense by approximately $12 million.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At December 30, 2023, we had fixed-rate debt of $7,909 million with a weighted average interest rate of 4.5%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% change in interest rates would have changed the fair value of our fixed-rate debt by approximately $204 million at December 30, 2023 and $215 million at September 30, 2023. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
We are subject to interest rate risk associated with our pension and post-retirement benefit obligations. Changes in interest rates impact the liabilities associated with these benefit plans as well as the amount of income or expense recognized for these plans. Declines in the value of the plan assets could diminish the funded status of the pension plans and potentially increase the requirements to make cash contributions to these plans. See Part II, Item 8, Notes to Consolidated Financial Statements, Note 15: Pensions and Other Postretirement Benefits in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, for additional information.
Foreign Currency Risk
We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Australian dollar, the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Malaysian ringgit, the Mexican peso, and the Thai baht. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates related to the foreign exchange forward and option contracts would have had a $24 million and $17 million impact on pretax income at December 30, 2023, and September 30, 2023 respectively.
Concentration of Credit Risk
Refer to our market risk disclosures set forth in our Annual Report filed on Form 10-K for the fiscal year ended September 30, 2023, for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)). Based on that evaluation, the CEO and CFO have concluded that, as of December 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the quarter ended December 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.Legal Proceedings
Refer to the description of the Broiler Antitrust Civil Litigation, the Broiler Chicken Grower Litigation, the Pork Antitrust Litigation, the Beef Antitrust Litigation and the Wage Rate Litigation under the heading “Commitments and Contingencies” in Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 15: Commitments and Contingencies, which discussion is incorporated herein by reference. Other than as set forth below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, there are no additional updates to the legal proceedings involving the Company and/or its subsidiaries.
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
Item 1A.Risk Factors
Our business is subject to a variety of risks and uncertainties. These risks are described in this Quarterly Report on Form 10-Q and elsewhere in our other filings with the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. The risks identified in such reports have not changed in any material respect.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the three months ended December 30, 2023.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2023 to October 28, 2023	62,827	$47.41	—	7,301,400
October 29, 2023 to December 2, 2023	158,179	47.31	—	7,301,400
December 3, 2023 to December 30, 2023	43,116	51.53	—	7,301,400
Total	264,122	$48.02	—	7,301,400
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
(2)We purchased 264,122 shares during the three months ended December 30, 2023 that were not made pursuant to our previously announced stock repurchase program but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 137,020 shares purchased in open market transactions and 127,102 shares withheld to cover required tax withholdings related to the vesting of restricted stock. Shares withheld to cover required tax withholdings related to the vesting of restricted stock do not reduce our total share repurchase authority.
(3)Shares purchased during the three months ended December 30, 2023 pursuant to our previously announced stock repurchase program.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not Applicable.
Item 5.Other Information
Director and Officer Trading Arrangements
None of the Company's directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's quarter ended December 30, 2023.
Item 6.Exhibits
The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibit No.		Exhibit Description

10.1	* **	Form of Stock Options (Non-Contracted) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023

10.2	* **	Form of Stock Options (Contracted) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023

10.3	* **
Form of Stock Options (CEO and other contracted) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023

10.4	* **	Form of Stock Options (Directors) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023

10.5a	* **
Form of Restricted Stock (Non-Contracted) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023

10.5b	* **
Form of Restricted Stock (Non-Contracted 2-year graded vesting) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023

10.5c	* **
Form of Restricted Stock (Non-Contracted 3-year graded vesting) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023

10.6	* **
Form of Restricted Stock (Contracted) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023

10.7	* **
Form of Restricted Stock (CEO and other contracted) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023

10.8a	* **
Form of Restricted Stock (Directors) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023

10.8b	* **
Form of Restricted Stock (Directors 3-year graded vesting) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023

10.9	* **
Form of Performance Shares (Operating Income) (Non-Contracted) - Stock Incentive Award Agreement pursuant to which performance share awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023

10.10	* **
Form of Performance Shares (Operating Income) (Contracted) - Stock Incentive Award Agreement pursuant to which performance share awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023

10.11	* **
Form of Performance Shares (rTSR) (Non-Contracted) - Stock Incentive Award Agreement pursuant to which performance share awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023

10.12	* **
Form of Performance Shares (rTSR) (Contracted) - Stock Incentive Award Agreement pursuant to which performance share awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023

10.13	* **
Form of Performance Shares (1-year Operating Income) (Non-Contracted) - Stock Incentive Award Agreement pursuant to which performance share awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023

10.14	* **
Form of Performance Shares (1-year Operating Income) (Contracted) - Stock Incentive Award Agreement pursuant to which performance share awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023

10.15	* **
Form of Restricted Stock (Non-US Directors) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023

10.16	* **
Form of Restricted Stock (Non-US Officers) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023

10.17	* **	Form of Deferred Restricted Stock - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023

31.1	**	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following information from our Quarterly Report on Form 10-Q for the quarter ended December 30, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Shareholders' Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104		Cover Page Interactive Data File formatted in iXBRL.

	*	Indicates a management contract or compensatory plan or arrangement.
	**	Filed herewith
	***	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: February 5, 2024	/s/ John R. Tyson
John R. Tyson
Executive Vice President and Chief Financial Officer

Date: February 5, 2024	/s/ Lori J. Bondar
Lori J. Bondar
Senior Vice President and Chief Accounting Officer