Form 10-Q
period 2024-03-30
TYSON FOODS, INC.
filed 2024-05-06
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 30, 2024.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	286,015,881
Class B Common Stock, $0.10 Par Value (Class B stock)	70,009,005
Class B stock is not listed for trading on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis.
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Sales	$13,072	$13,133	$26,391	$26,393
Cost of Sales	12,206	12,606	24,702	24,898
Gross Profit	866	527	1,689	1,495
Selling, General and Administrative	554	576	1,146	1,077
Operating Income (Loss)	312	(49)	543	418
Other (Income) Expense:
Interest income	(14)	(7)	(24)	(16)
Interest expense	111	89	216	173
Other, net	12	(1)	(13)	(43)
Total Other (Income) Expense	109	81	179	114
Income (Loss) before Income Taxes	203	(130)	364	304
Income Tax Expense (Benefit)	55	(39)	102	75
Net Income (Loss)	148	(91)	262	229
Less: Net Income Attributable to Noncontrolling Interests	3	6	10	10
Net Income (Loss) Attributable to Tyson	$145	$(97)	$252	$219
Net Income (Loss) Per Share Attributable to Tyson:
Class A Basic	$0.42	$(0.28)	$0.73	$0.63
Class B Basic	$0.37	$(0.25)	$0.65	$0.56
Diluted	$0.41	$(0.28)	$0.71	$0.61
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net Income (Loss)	$148	$(91)	$262	$229
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	1	—	1	1
Investments	—	2	2	2
Currency translation	(54)	18	4	99
Postretirement benefits	(1)	1	2	1
Total Other Comprehensive Income (Loss), Net of Taxes	(54)	21	9	103
Comprehensive Income (Loss)	94	(70)	271	332
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	(4)	6	11	10
Comprehensive Income (Loss) Attributable to Tyson	$98	$(76)	$260	$322
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	March 30, 2024	September 30, 2023
Assets
Current Assets:
Cash and cash equivalents	$2,182	$573
Accounts receivable, net	2,358	2,476
Inventories	5,056	5,328
Other current assets	370	345
Total Current Assets	9,966	8,722
Net Property, Plant and Equipment	9,593	9,634
Goodwill	9,878	9,878
Intangible Assets, net	5,985	6,098
Other Assets	2,043	1,919
Total Assets	$37,465	$36,251

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$1,315	$1,895
Accounts payable	2,244	2,594
Other current liabilities	2,074	2,010
Total Current Liabilities	5,633	6,499
Long-Term Debt	9,645	7,611
Deferred Income Taxes	2,292	2,308
Other Liabilities	1,672	1,578
Commitments and Contingencies (Note 15)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 378 million shares	38	38
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,556	4,560
Retained earnings	18,667	18,760
Accumulated other comprehensive gain (loss)	(252)	(260)
Treasury stock, at cost – 91 million shares at March 30, 2024 and 92 million shares at September 30, 2023	(4,927)	(4,972)
Total Tyson Shareholders’ Equity	18,089	18,133
Noncontrolling Interests	134	122
Total Shareholders’ Equity	18,223	18,255
Total Liabilities and Shareholders’ Equity	$37,465	$36,251
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended				Six Months Ended
	March 30, 2024		April 1, 2023		March 30, 2024		April 1, 2023
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance at beginning and end of period	378	$38	378	$38	378	$38	378	$38

Class B Common Stock:
Balance at beginning and end of period	70	7	70	7	70	7	70	7

Capital in Excess of Par Value:
Balance at beginning of period		4,526		4,524		4,560		4,553
Stock-based compensation and other		30		17		(4)		(12)
Balance at end of period		4,556		4,541		4,556		4,541

Retained Earnings:
Balance at beginning of period		18,693		20,225		18,760		20,084
Net Income (Loss) Attributable to Tyson		145		(97)		252		219
Dividends		(171)		(166)		(345)		(341)
Balance at end of period		18,667		19,962		18,667		19,962

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of period		(205)		(215)		(260)		(297)
Other comprehensive income (loss)		(47)		21		8		103
Balance at end of period		(252)		(194)		(252)		(194)

Treasury Stock:
Balance at beginning of period	91	(4,909)	92	(4,944)	92	(4,972)	88	(4,683)
Purchase of Class A common stock	—	(18)	—	(19)	—	(31)	5	(332)
Stock-based compensation	—	—	—	8	(1)	76	(1)	60
Balance at end of period	91	(4,927)	92	(4,955)	91	(4,927)	92	(4,955)

Total Shareholders’ Equity Attributable to Tyson		$18,089		$19,399		$18,089		$19,399

Equity Attributable to Noncontrolling Interests:
Balance at beginning of period		$138		$152		$122		$109
Net income attributable to noncontrolling interests		3		6		10		10
Business combinations		—		—		1		28
Currency translation and other		(7)		1		1		12
Total Equity Attributable to Noncontrolling Interests		$134		$159		$134		$159

Total Shareholders’ Equity		$18,223		$19,558		$18,223		$19,558
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	March 30, 2024	April 1, 2023
Cash Flows From Operating Activities:
Net income	$262	$229
Depreciation and amortization	722	620
Deferred income taxes	(21)	(29)
Other, net	142	191
Net changes in operating assets and liabilities	72	(242)
Cash Provided by Operating Activities	1,177	769
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(621)	(1,097)
Purchases of marketable securities	(13)	(15)
Proceeds from sale of marketable securities	12	14
Acquisition, net of cash acquired	—	(39)
Acquisition of equity investments	(26)	(37)
Other, net	27	(2)
Cash Used for Investing Activities	(621)	(1,176)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	2,327	88
Payments on debt	(308)	(121)
Proceeds from issuance of commercial paper	1,649	4,773
Repayments of commercial paper	(2,240)	(4,182)
Purchases of Tyson Class A common stock	(31)	(332)
Dividends	(342)	(336)
Stock options exercised	8	8
Other, net	(12)	1
Cash Provided by (Used for) Financing Activities	1,051	(101)
Effect of Exchange Rate Changes on Cash	2	20
Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	1,609	(488)
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	573	1,031
Cash and Cash Equivalents and Restricted Cash at End of Period	2,182	543
Less: Restricted Cash at End of Period	—	—
Cash and Cash Equivalents at End of Period	$2,182	$543
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
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature necessary to state fairly our financial position as of March 30, 2024 and the results of operations for the three and six months ended March 30, 2024 and April 1, 2023. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
Our qualitative assessment for the first and second quarters of fiscal 2024 did not indicate that it was more likely than not the fair value of any of our reporting units or indefinite lived intangibles was less than the carrying amount, and as such, no quantitative test was deemed necessary. We consider reporting units and indefinite lived intangibles that have 20% or less excess fair value over carrying amount to have a heightened risk of impairment. The following reporting units and indefinite lived intangibles were considered at heightened risk of impairment as of the date of the most recent estimated fair value determination, which was in the fourth quarter of fiscal 2023: our Chicken segment reporting units, our Beef reporting unit and our Pork reporting unit with goodwill totaling $3.1 billion, $0.3 billion and $0.4 billion, respectively, and two Prepared Foods brands with carrying values of $0.5 billion and $0.3 billion.
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

New Regulation
On November 28, 2023, the United States Department of Agriculture published the Transparency in Poultry Grower Contracting and Tournaments rule that amended section 202(a) of the Packers and Stockyards Act to introduce new disclosure requirements that live poultry dealers must furnish to contract broiler growers. The rule was effective February 12, 2024, and directed live poultry dealers to amend broiler grower contracts to reflect certain new requirements. In compliance with the rule, we offered amendments to all our broiler growers which encompassed the new requirements, including but not limited to minimum number of flock placements and stocking density. As the amendments to certain contracts created fixed minimum payments associated with embedded leases, we recognized an additional $72 million right-of-use asset and a corresponding operating lease liability in the second quarter of fiscal 2024. These are reflected in the Consolidated Condensed Balance Sheets within Other Assets, Other current liabilities and Other Liabilities.
Recently Issued Accounting Pronouncements
In March 2024, the SEC issued a final rule that will require registrants to provide certain climate-related information in their registration statements and annual reports. The rule is effective for annual reporting periods beginning in 2025, our fiscal 2026, and will be applied prospectively. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
In December 2023, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is effective for annual reporting periods beginning after December 15, 2024, our fiscal 2026 and will be applied prospectively. We are currently evaluating the impact this guidance will have on disclosures in our consolidated financial statements.
In November 2023, the FASB issued authoritative guidance to improve the disclosures about a public entity's reportable segments and address requests from investors for additional, more detailed information about a reportable segment's expenses. The guidance is effective for annual reporting periods beginning after December 15, 2023, our fiscal 2025, and interim reporting periods within fiscal years beginning after December 15, 2024, our fiscal 2026. Amendments will be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact this guidance will have on disclosures in our consolidated financial statements.
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
NOTE 2: ACQUISITIONS AND DISPOSITIONS
In the third quarter of fiscal 2023, we acquired Williams Sausage Company for $223 million, net of cash acquired, subject to certain adjustments, as part of our growth strategy to increase our capacity and product portfolio. Its results, subsequent to the acquisition closing, are included in our Prepared Foods segment and through March 30, 2024 were insignificant to our Consolidated Condensed Statements of Income. Certain estimated values for the acquisition, including goodwill, intangible assets, property, plant and equipment, other liabilities, and deferred taxes are not yet finalized and are subject to revision as additional information becomes available and more detailed analyses are completed. The preliminary purchase price allocation includes $5 million of net working capital, including $3 million of cash acquired, $67 million of Property, Plant and Equipment, $119 million of Goodwill, $65 million of Intangible Assets, and $30 million of Deferred Income Taxes. Intangible Assets include brands and trademarks and customer relationships which will be amortized over a life of 20 and 12 years, respectively. $50 million of the goodwill is deductible for U.S. income tax purposes. The acquisition of Williams Sausage Company was accounted for using the acquisition method of accounting.
In the first quarter of fiscal 2023, we completed the acquisition of a 60% equity stake in Supreme Foods Processing Company ("SFPC"), a producer and distributor of value-added and cooked chicken and beef products, and a 15% equity stake in Agricultural Development Company ("ADC"), a fully integrated poultry company, for a total purchase price of $75 million, net of cash acquired. Both SFPC and ADC were subsidiaries of Tanmiah Food Company. The results of SFPC, subsequent to the acquisition closing, are included in International/Other for segment presentation and through March 30, 2024 were insignificant to our Consolidated Condensed Statements of Income. We are accounting for the investment in ADC under the equity method.

NOTE 3: INVENTORIES
Processed products, livestock and supplies and other are valued at the lower of cost or net realizable value. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, livestock grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories. At March 30, 2024, the cost of inventories was determined by either the first-in, first-out method or the weighted-average method, which is consistent with the methods used at September 30, 2023. Inventories are presented net of lower of cost or net realizable value adjustments of $139 million and $145 million as of March 30, 2024 and September 30, 2023, respectively.
The following table reflects the major components of inventory (in millions):

	March 30, 2024	September 30, 2023
Processed products	$2,735	$2,847
Livestock	1,469	1,594
Supplies and other	852	887
Total inventory	$5,056	$5,328
NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	March 30, 2024	September 30, 2023
Land	$220	$219
Buildings and leasehold improvements	6,761	6,460
Machinery and equipment	11,280	10,680
Land improvements and other	584	559
Buildings and equipment under construction	1,230	1,782
	20,075	19,700
Less accumulated depreciation	10,482	10,066
Net Property, Plant and Equipment	$9,593	$9,634
NOTE 5: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	March 30, 2024	September 30, 2023
Accrued salaries, wages and benefits	$753	$672
Taxes payable	217	156
Accrued current legal contingencies	262	289
Other	842	893
Total other current liabilities	$2,074	$2,010

NOTE 6: RESTRUCTURING AND RELATED CHARGES
2022 Program
The Company approved a restructuring program in fiscal 2022 (the “2022 Program”) to improve business performance, increase collaboration, enhance team member agility, enable faster decision-making and reduce redundancies. The following table reflects the total pretax anticipated expenses associated with the 2022 Program (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Total
Severance costs	$25	$7	$22	$53	$18	$125
Relocation and related costs	22	7	3	22	1	55
Accelerated depreciation	5	2	—	12	—	19
Contract and lease terminations	—	—	—	21	—	21
Professional and other fees	2	1	—	3	2	8
Total 2022 Program	$54	$17	$25	$111	$21	$228
Restructuring costs include severance expenses and related charges directly associated with the 2022 Program such as relocation, contract and lease terminations, professional fees and accelerated depreciation resulting from the closure of facilities. We anticipate that $48 million and $180 million of the total pretax anticipated expense will be recorded in Cost of Sales and Selling, General and Administrative, respectively, in our Consolidated Condensed Statements of Income. Included in the table above are $202 million of charges that have resulted or will result in cash outflows and $26 million in non-cash charges.
The following table reflects the pretax impact of the 2022 Program’s restructuring and related charges during the second quarter of fiscal 2024 by reportable segment (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Total
Severance costs	$—	$(1)	$(2)	$(1)	$—	$(4)
Relocation and related costs	—	1	—	1	—	2
Accelerated depreciation	—	—	—	—	—	—
Contract and lease terminations	—	—	—	3	—	3
Professional and other fees	—	—	—	—	—	—
Total	$—	$—	$(2)	$3	$—	$1
For the second quarter of fiscal 2024, we recorded restructuring and related (reduction) charges of $(3) million and $4 million in Cost of Sales and Selling, General and Administrative, respectively, in our Consolidated Condensed Statements of Income.
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
For the second quarter of fiscal 2023, we recorded restructuring and related (reduction) charges of $(4) million and $26 million in Cost of Sales and Selling, General and Administrative, respectively, in our Consolidated Condensed Statements of Income.

The following table reflects the pretax impact of the 2022 Program’s restructuring and related charges during the first six months of fiscal 2024 by reportable segment (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Total
Severance costs	$1	$—	$2	$1	$—	$4
Relocation and related costs	3	1	—	4	—	8
Accelerated depreciation	—	—	—	—	—	—
Contract and lease terminations	—	—	—	19	—	19
Professional and other fees	—	—	—	—	—	—
Total	$4	$1	$2	$24	$—	$31
For the first six months of fiscal 2024, we recorded restructuring and related charges of $31 million in Selling, General and Administrative in our Consolidated Condensed Statements of Income. Included in the above results are $21 million of charges that have resulted or will result in cash outflows and $10 million in non-cash charges.
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
The following table reflects the pretax 2022 Program charges to date by reportable segment (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Total
Severance costs	$25	$7	$22	$53	$18	$125
Relocation and related costs	21	7	2	20	—	50
Accelerated depreciation	5	2	—	12	—	19
Contract and lease terminations	—	—	—	21	—	21
Professional and other fees	2	1	—	3	—	6
Total	$53	$17	$24	$109	$18	$221
Through the second quarter of fiscal 2024, we recorded restructuring and related charges to date of $47 million and $174 million in Cost of Sales and Selling, General and Administrative, respectively, in our Consolidated Condensed Statements of Income. Included in the above results are $195 million of charges to date that have resulted or will result in cash outflows and $26 million in non-cash charges to date.
The following table reflects our liability related to the 2022 Program, which was recognized in other current liabilities in our Consolidated Condensed Balance sheet as of March 30, 2024 (in millions):

	Balance at September 30, 2023	Restructuring Expense	Payments	Changes in Estimates	Balance at March 30, 2024
Severance costs	$58	$6	$(36)	$(2)	$26
Relocation and related costs	5	8	(8)	—	5
Contract and lease termination	—	9	(9)	—	—
Professional and other fees	2	—	—	(1)	1
Total	$65	$23	$(53)	$(3)	$32

As the Company continues to evaluate its business strategies and long-term growth targets, additional restructuring activities may occur.
Plant Closures
During fiscal 2023, as part of a strategic review of assets, the Company approved the closure of six Chicken segment processing facilities located in Glen Allen, Virginia; Van Buren, Arkansas; Corydon, Indiana; Dexter, Missouri; Noel, Missouri; and North Little Rock, Arkansas, to optimize asset utilization. As of March 30, 2024, we shifted production to other facilities and ceased operations at all six facilities. Additionally, during the first quarter of fiscal 2024, the Company approved the closure of two case ready value-added plants in our Beef segment located in Columbia, South Carolina and Jacksonville, Florida and during the second quarter of fiscal 2024 approved the closure of a Pork segment processing facility in Perry, Iowa to optimize asset utilization. We shifted production to other facilities and ceased operations at our Columbia and Jacksonville facilities during the first quarter of fiscal 2024 and expect to shift production and cease operations at our Perry facility during the third quarter of fiscal 2024.
As a result of the plant closures, we recorded $39 million and $114 million of charges in the second quarter and first six months of fiscal 2024, respectively, and $92 million of charges in the second quarter and first six months of fiscal 2023, primarily related to accelerated depreciation, severance, retention and related costs. The charges are reflected in the Consolidated Condensed Statements of Income in Cost of Sales. Included in the results for the first six months of fiscal 2024 are $2 million of charges that have resulted or will result in cash outflows and $112 million in non-cash charges. Included in the results for the first six months of fiscal 2023 are $83 million of charges that have resulted or will result in cash outflows and $9 million of non-cash charges.
The following table reflects our liability related to plant closures as of March 30, 2024 (in millions):

	Balance at September 30, 2023	Plant Closure Charges	Payments	Balance at March 30, 2024
Contract termination	$151	$11	$(50)	$112
Severance and retention	14	5	(9)	10
Total	$165	$16	$(59)	$122
During the first quarter of fiscal 2024, we experienced a fire at a production facility in the Netherlands which is included in International/Other for segment presentation. In the second quarter of fiscal 2024, we recognized additional charges due to our current intention to discontinue use of certain productive assets associated with this facility. For the second quarter and first six months of fiscal 2024, these charges totaled $54 million and $80 million, respectively, primarily related to property, plant and equipment impairments, severance costs, inventory write-offs and clean-up costs, partially offset by insurance proceeds. The net charges are reflected in the Consolidated Condensed Statements of Income in Cost of Sales and, for the first six months of fiscal 2024, included $32 million of charges that have resulted or will result in cash outflows and $53 million of non-cash charges, offset by $5 million of insurance proceeds.
We continue to strategically evaluate optimization of such items as network capacity, manufacturing efficiencies and business technology. If we have a significant change in strategies, outlook, or a manner in which we plan to use these assets, we may experience future charges.

NOTE 7: DEBT
The major components of debt are as follows (in millions):

	March 30, 2024	September 30, 2023
Revolving credit facility	$—	$—
Commercial paper	—	592
Senior notes:
3.95% Notes due August 2024	1,250	1,250
4.00% Notes due March 2026 (“2026 Notes”)	800	800
3.55% Notes due June 2027	1,350	1,350
7.00% Notes due January 2028	18	18
4.35% Notes due March 2029 (“2029 Notes”)	1,000	1,000
5.40% Notes due March 2029 ("5.40% 2029 Notes")	600	—
6.13% Notes due November 2032	158	158
5.70% Notes due March 2034 ("5.70% 2034 Notes")	900	—
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	500	500
4.55% Notes due June 2047	750	750
5.10% Notes due September 2048 (“2048 Notes”)	1,500	1,500
Discount on senior notes	(38)	(36)
Term loans:
Term loan facility due May 2026 (6.68% at March 30, 2024)	750	1,000
Term loan facility due May 2028 (7.17% at March 30, 2024)	750	—
Other	223	164
Unamortized debt issuance costs	(51)	(40)
Total debt	10,960	9,506
Less current debt	1,315	1,895
Total long-term debt	$9,645	$7,611
Revolving Credit Facility and Letters of Credit
We have a $2.25 billion revolving credit facility that supports short-term funding needs and serves as a backstop to our commercial paper program. The facility will mature and the commitments thereunder will terminate in September 2026 with options for two one-year extensions. At March 30, 2024, amounts available for borrowing under this facility totaled $2.25 billion and we had no outstanding borrowings and no outstanding letters of credit issued under this facility. At March 30, 2024 we had $90 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs and other legal obligations. In the future, if any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility.
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured short-term promissory notes up to an aggregate maximum principal amount of $1.5 billion. As of March 30, 2024, we had no commercial paper outstanding. Our ability to access commercial paper in the future may be limited or its costs increased.
5.40% 2029 Notes/5.70% 2034 Notes
In March 2024, we issued senior unsecured notes with an aggregate principal amount of $1.5 billion, consisting of $600 million due March 2029 ("5.40% 2029 Notes") and $900 million due March 2034 ("5.70% 2034 Notes"). A portion of the net proceeds from the issuances were used to repay $250 million of the amount outstanding under our term loan facility due May 2026 and we expect to use the remainder of the proceeds to retire the August 2024 notes. Interest payments on the 5.40% 2029 Notes and 5.70% 2034 Notes are due semi-annually on March 15 and September 15, beginning September 15, 2024. After the original issue discounts of $3 million, we received net proceeds of $1,497 million and incurred debt issuance costs of $14 million related to the issuances.

Term Loan Facilities
We have a $750 million term loan facility that matures in May 2026 and a $750 million term loan facility that matures in May 2028. In the first quarter of fiscal 2024, we borrowed the full $750 million available under the loan facility that matures in May 2028 and used it to repay $592 million of outstanding commercial paper obligations. Both term loans may be prepaid under certain conditions and contain covenants that are similar to those contained in the revolving credit facility.
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
We were in compliance with all debt covenants at March 30, 2024.
NOTE 8: EQUITY
Share Repurchases
As of March 30, 2024, 7.3 million shares remained available for repurchase under the Company's share repurchase program. The program has no fixed or scheduled termination date, and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans. A summary of share repurchases of our Class A stock is as follows (in millions):

	Three Months Ended				Six Months Ended
	March 30, 2024		April 1, 2023		March 30, 2024		April 1, 2023
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	—	$—	—	$—	—	$—	4.7	$300
To fund certain obligations under equity compensation plans	0.3	18	0.3	19	0.6	31	0.5	32
Total share repurchases	0.3	$18	0.3	$19	0.6	$31	5.2	$332
NOTE 9: INCOME TAXES
Our effective tax rate was 26.9% on pretax income for the second quarter of fiscal 2024, 29.4% on pretax loss for the second quarter of fiscal 2023, and 28.0% and 24.7% on pretax income for the first six months of fiscal 2024 and 2023, respectively. In all periods presented, the effective tax rates were increased due to state taxes and include the impact of various tax benefits; however, tax benefits increase the effective tax rate in a period of pretax loss and decrease the effective tax rate in a period of pretax income. Additionally, the effective tax rates for the second quarter and first six months of fiscal 2024 are higher than the federal statutory tax rate due to the impact of foreign losses for which a tax benefit cannot be recognized.
Unrecognized tax benefits were $134 million and $131 million at March 30, 2024 and September 30, 2023, respectively.
In December 2021, we received an assessment from the Mexican tax authorities related to the 2015 sale of our direct and indirect equity interests in subsidiaries which held our Mexico operations. The assessment totals approximately $528 million (8.8 billion Mexican pesos), which includes tax, inflation adjustment, interest and penalties. We believe the assertions made in the assessment letter have no merit and will defend our positions through the Mexican administrative appeal process and litigation, if necessary. Based on our analysis of this assessment in accordance with FASB guidance related to unrecognized tax benefits, we have not recorded a liability related to the issue.

NOTE 10: EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Numerator:
Net income (loss)	$148	$(91)	$262	$229
Less: Net income attributable to noncontrolling interests	3	6	10	10
Net income (loss) attributable to Tyson	145	(97)	252	219
Less dividends declared:
Class A	140	136	283	279
Class B	31	30	62	62
Undistributed earnings (losses)	$(26)	$(263)	$(93)	$(122)

Class A undistributed earnings (losses)	$(21)	$(216)	$(76)	$(100)
Class B undistributed earnings (losses)	(5)	(47)	(17)	(22)
Total undistributed earnings (losses)	$(26)	$(263)	$(93)	$(122)

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	284	284	284	285
Class B weighted average shares	70	70	70	70

Denominator for diluted earnings per share:
Class A weighted average shares	284	284	284	285
Class B weighted average shares under the if-converted method for diluted earnings per share(a)	70	—	70	70
Effect of dilutive securities: Stock options, restricted stock and performance units	1	—	1	1
Denominator for diluted earnings (loss) per share – weighted average shares and assumed conversions(a)	355	284	355	356

Net income (loss) per share attributable to Tyson:
Class A basic	$0.42	$(0.28)	$0.73	$0.63
Class B basic	$0.37	$(0.25)	$0.65	$0.56
Diluted(a)	$0.41	$(0.28)	$0.71	$0.61
Dividends Declared Per Share:
Class A	$0.490	$0.480	$0.990	$0.980
Class B	$0.441	$0.432	$0.891	$0.882
(a) For the second quarter of fiscal 2023, as the Company was in a net loss position, the impact of the Class B shares under the if-converted method is antidilutive and therefore we have not assumed conversion. As a result, the Class B weighted average shares, dividends declared and undistributed losses were excluded for the purposes of calculating Net Income (Loss) Per Share Attributable to Tyson on a diluted basis. Accordingly, the Company adjusted the presentation for the second quarter of fiscal 2023 to remove the 70 million Class B weighted average shares, which did not change diluted net loss per share attributable to Tyson.
Approximately 7 million of our stock-based compensation shares were antidilutive for the three and six months ended March 30, 2024. Approximately 10 million and 5 million of our stock-based compensation shares were antidilutive for the three and six months ended April 1, 2023, respectively. These shares were not included in the diluted earnings per share calculation.
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

NOTE 11: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs and risks are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize various industry-standard models that take into account the implicit cost of hedging. Credit risks associated with our derivative contracts are not significant as we minimize counterparty exposure by dealing with credit-worthy counterparties and utilizing exchange traded instruments, margin accounts or letters of credit. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at March 30, 2024.
We had the following net aggregated outstanding notional amounts related to our derivative financial instruments:

in millions, except soybean meal tons	Metric	March 30, 2024	September 30, 2023
Commodity:
Corn	Bushels	130	65
Soybean Meal	Tons	893,260	956,630
Live Cattle	Pounds	211	319
Lean Hogs	Pounds	238	454
Foreign Currency	United States dollar	$285	$171
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
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes as well as interest rates to our variable rate debt. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant for the three and six months ended March 30, 2024, and April 1, 2023. As of March 30, 2024, we had $11 million of realized losses related to treasury rate locks in connection with the issuance of the 2026, 2029 and 2048 Notes, which will be reclassified to earnings over the lives of these notes. During the six months ended March 30, 2024 and April 1, 2023, we did not reclassify significant pretax gains or losses into earnings as a result of the discontinuance of cash flow hedges. For the six months ended March 30, 2024 and April 1, 2023, we had no gains or losses recognized in OCI on derivatives designated as cash flow hedges.
Fair Value Hedges
We designate certain derivative contracts as fair value hedges of firm commitments to purchase livestock for harvest. Our objective of these hedges is to minimize the risk of changes in fair value created by fluctuations in commodity prices associated with fixed price livestock firm commitments. For these derivative instruments we designate and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the same period. We include the gain or loss on the hedged items (e.g., livestock purchase firm commitments) in the same line item, Cost of Sales, as the offsetting gain or loss on the related livestock forward position. Ineffectiveness related to fair value hedges was not significant for the three and six months ended March 30, 2024, and April 1, 2023. The following table sets forth the carrying amount of fair value hedge (assets) liabilities as of March 30, 2024 and September 30, 2023 (in millions):

Consolidated Condensed Balance Sheets Classification	March 30, 2024	September 30, 2023
Inventory	$2	$16
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

Reclassification to Earnings
The following table sets forth the total amounts of each income and expense line item presented in the Consolidated Condensed Statements of Income in which the effects of hedges are recorded (in millions):

Consolidated Condensed Statements of Income Classification	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Cost of Sales	$12,206	$12,606	$24,702	$24,898
Interest Expense	111	89	216	173
Other, net	12	(1)	(13)	(43)
The following table sets forth the pretax impact of the cash flow, fair value and undesignated derivative instruments in the Consolidated Condensed Statements of Income (in millions):

Consolidated Condensed Statements of Income Classification		Three Months Ended		Six Months Ended
		March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Cost of Sales	Gain (Loss) on fair value hedges:
	Commodity contracts (a)	$4	$2	$3	$(1)
	Gain (Loss) on derivatives not designated as hedging instruments:
	Commodity contracts	(50)	(23)	(54)	(8)
Total		$(46)	$(21)	$(51)	$(9)

Interest Expense	Gain (Loss) on cash flow hedges reclassified from OCI to Earnings:
	Interest rate contracts	$(1)	$—	$(1)	$(1)

Other, net	Gain (Loss) on derivatives not designated as hedging instruments:
	Foreign exchange contracts	$(5)	$5	$—	$10
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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

March 30, 2024	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$8	$—	$—	$8
Undesignated	—	58	—	(1)	57
Available-for-sale securities (current)	—	16	—	—	16
Other Assets:
Available-for-sale securities (non-current)	—	62	30	—	92
Deferred compensation assets	17	437	—	—	454
Total assets	$17	$581	$30	$(1)	$627
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$10	$—	$(10)	$—
Undesignated	—	101	—	(79)	22
Total liabilities	$—	$111	$—	$(89)	$22

September 30, 2023	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$7	$—	$(2)	$5
Undesignated	—	95	—	(19)	76
Available-for-sale securities (current)	—	15	—	—	15
Other Assets:
Available-for-sale securities (non-current)	—	59	30	—	89
Deferred compensation assets	27	375	—	—	402
Total assets	$27	$551	$30	$(21)	$587
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$27	$—	$(27)	$—
Undesignated	—	126	—	(107)	19
Total liabilities	$—	$153	$—	$(134)	$19
(a) Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. Additionally, at March 30, 2024, and September 30, 2023, we had $88 million and $113 million, respectively, of net cash collateral with various counterparties where master netting arrangements exist and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Six Months Ended
	March 30, 2024	April 1, 2023
Balance at beginning of year	$30	$35
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	1	1
Purchases	2	5
Issuances	—	—
Settlements	(3)	(8)
Balance at end of period	$30	$33
Total gains (losses) for the six month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—
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
The following table sets forth our available-for-sale securities’ amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	March 30, 2024			September 30, 2023
	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)
Available-for-sale securities:
Debt securities:
U.S. treasury and agency	$82	$78	$(4)	$79	$74	$(5)
Corporate and asset-backed	30	30	—	31	30	(1)
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

We consider many factors in determining whether a loss is credit-related, including the financial condition and near-term prospects of the issuer, borrower repayment characteristics for asset-backed securities, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no direct write-offs or allowances for credit losses in earnings for the six months ended March 30, 2024, and April 1, 2023.
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
During the six months ended March 30, 2024, we recorded a fixed asset impairment charge of $25 million in Cost of Sales in the Consolidated Condensed Statements of Income as a result of our current intention to discontinue the use of certain productive assets at our Netherlands facility. The charge was derived using Level 3 inputs and was driven by management's estimate of the potential proceeds from the disposal of the assets. We did not have any other significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the six months ended March 30, 2024 and April 1, 2023.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	March 30, 2024		September 30, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total debt	$10,663	$10,960	$8,693	$9,506
NOTE 13: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after-tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended						Six Months Ended
	March 30, 2024			April 1, 2023			March 30, 2024			April 1, 2023
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to interest expense	$1	$—	$1	$—	$—	$—	$1	$—	$1	$1	$—	$1

Investments:
Unrealized gain (loss)	—	—	—	2	—	2	2	—	2	2	—	2

Currency translation:
Translation adjustment(a)	(55)	1	(54)	18	—	18	4	—	4	99	—	99

Postretirement benefits:
Unrealized gain (loss)	(1)	—	(1)	1	—	1	3	(1)	2	1	—	1
Total other comprehensive income (loss)	$(55)	$1	$(54)	$21	$—	$21	$10	$(1)	$9	$103	$—	$103
(a) Before and after tax translation adjustment for the three and six months ended March 30, 2024 included $(7) million and $1 million of Comprehensive Income (Loss) Attributable to Noncontrolling Interests, respectively.

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
Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Sales:
Beef	$4,954	$4,617	$9,977	$9,340
Pork	1,486	1,421	3,003	2,950
Chicken	4,065	4,430	8,098	8,693
Prepared Foods	2,404	2,422	4,947	4,960
International/Other	580	634	1,162	1,246
Intersegment	(417)	(391)	(796)	(796)
Total Sales	$13,072	$13,133	$26,391	$26,393

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Operating Income (Loss):
Beef(a)	$(35)	$—	$(241)	$166
Pork(b)	(1)	(33)	38	(54)
Chicken(c)	158	(258)	335	(189)
Prepared Foods	230	241	473	499
International/Other(d)	(40)	1	(62)	(4)
Total Operating Income (Loss)	312	(49)	543	418

Total Other (Income) Expense	109	81	179	114

Income (Loss) before Income Taxes	$203	$(130)	$364	$304
(a) Beef segment results for the six months ended March 30, 2024 included a $45 million legal contingency accrual and $41 million of costs related to plant closures recognized in Cost of Sales. Beef segment results for the six months ended April 1, 2023 included $42 million of insurance proceeds, net of costs incurred, recognized in Cost of Sales.
(b) Pork segment results for the three and six months ended March 30, 2024 included $34 million of costs related to plant closures, recognized in Cost of Sales. Pork segment results for the six months ended March 30, 2024 included a $28 million legal contingency accrual, recognized in Cost of Sales.
(c) Chicken segment results for the six months ended March 30, 2024 included $39 million of costs related to plant closures and $24 million of insurance proceeds, net of costs incurred, recognized in Cost of Sales. Chicken segment results for the three and six months ended April 1, 2023 included $92 million of costs related to plant closures, recognized in Cost of Sales. Chicken segment results for the six months ended April 1, 2023 included $7 million of costs related to a fire at one of our production facilities, net of insurance proceeds, recognized in Cost of Sales.
(d) International/Other results for the three and six months ended March 30, 2024 included $54 million and $80 million, respectively, of costs, net of insurance proceeds, related to a fire at our production facility in the Netherlands and our current intention to discontinue the use of certain productive assets, recognized in Cost of Sales.
The following tables further disaggregate our sales to customers by major distribution channels (in millions):

	Three months ended March 30, 2024
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Total External Customers	Intersegment	Total
Beef	$2,367	$1,287	$662	$549	$4,865	$89	$4,954
Pork	427	121	375	264	1,187	299	1,486
Chicken	1,755	1,608	225	448	4,036	29	4,065
Prepared Foods	1,414	896	51	43	2,404	—	2,404
International/Other	—	—	580	—	580	—	580
Intersegment	—	—	—	—	—	(417)	(417)
Total	$5,963	$3,912	$1,893	$1,304	$13,072	$—	$13,072

	Three months ended April 1, 2023
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Total External Customers	Intersegment	Total
Beef	$2,134	$1,191	$610	$560	$4,495	$122	$4,617
Pork	416	114	300	339	1,169	252	1,421
Chicken	1,964	1,660	248	541	4,413	17	4,430
Prepared Foods	1,433	898	51	40	2,422	—	2,422
International/Other	—	—	634	—	634	—	634
Intersegment	—	—	—	—	—	(391)	(391)
Total	$5,947	$3,863	$1,843	$1,480	$13,133	$—	$13,133

	Six months ended March 30, 2024
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Total External Customers	Intersegment	Total
Beef	$4,764	$2,602	$1,294	$1,127	$9,787	$190	$9,977
Pork	910	238	728	569	2,445	558	3,003
Chicken	3,468	3,215	442	925	8,050	48	8,098
Prepared Foods	2,902	1,857	110	78	4,947	—	4,947
International/Other	—	—	1,162	—	1,162	—	1,162
Intersegment	—	—	—	—	—	(796)	(796)
Total	$12,044	$7,912	$3,736	$2,699	$26,391	$—	$26,391

	Six months ended April 1, 2023
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Total External Customers	Intersegment	Total
Beef	$4,268	$2,320	$1,307	$1,207	$9,102	$238	$9,340
Pork	874	231	632	689	2,426	524	2,950
Chicken	3,845	3,266	494	1,054	8,659	34	8,693
Prepared Foods	2,938	1,836	107	79	4,960	—	4,960
International/Other	—	—	1,246	—	1,246	—	1,246
Intersegment	—	—	—	—	—	(796)	(796)
Total	$11,925	$7,653	$3,786	$3,029	$26,393	$—	$26,393
(a) Includes external sales to consumer products and food retailers, such as grocery retailers, warehouse club stores and internet-based retailers.
(b) Includes external sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.
(c) Includes external sales to international markets for internationally produced products or export sales of domestically produced products.
(d) Includes external sales to industrial food processing companies that further process our product to sell to end consumers and any remaining sales not included in the Retail, Foodservice or International categories.
NOTE 15: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of grower loans, which are substantially collateralized by the underlying assets. The remaining terms of the underlying obligations cover periods up to 8 years, and the maximum potential amount of future payments as of March 30, 2024, was not significant. The likelihood of material payments under these guarantees is not considered probable. At March 30, 2024 and September 30, 2023, no significant liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum commitment associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum commitment as of March 30, 2024 was approximately $280 million. The total receivables under these programs were $20 million and $12 million at March 30, 2024 and September 30, 2023, respectively. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Condensed Balance Sheets.
When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. These funds are generally considered restricted cash, which is reported in the Consolidated Condensed Balance Sheets in Other Assets. We had no deposits at March 30, 2024 and September 30, 2023. Additionally, under certain agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At March 30, 2024, the total amount under these types of arrangements totaled $802 million.

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
Broiler Antitrust Civil Litigation
Beginning in September 2016, a series of putative federal class action lawsuits styled In re Broiler Chicken Antitrust Litigation (the “Broiler Antitrust Civil Litigation”) were filed in the United States District Court for the Northern District of Illinois against us and certain of our poultry subsidiaries, as well as several other poultry processing companies. The operative complaints, which have been amended throughout the litigation, contain allegations that, among other things, assert that beginning in January 2008, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of broiler chickens in violation of United States antitrust laws. The plaintiffs also allege that defendants “manipulated and artificially inflated a widely used Broiler price index, the Georgia Dock.” The plaintiffs further allege that the defendants concealed this conduct from the plaintiffs and the members of the putative classes. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. In addition, the complaints on behalf of the putative classes of indirect purchasers include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. Since the original filing, certain putative class members have opted out of the matter and are proceeding with individual direct actions making similar claims, and others may do so in the future. The first trial in this matter, which involved claims brought by the Direct Purchaser Plaintiff Class and certain direct-action plaintiffs, began on September 12, 2023 and concluded with a jury verdict in favor of the defendant on October 25, 2023. The Company did not participate in the first trial because it had previously settled all of the claims brought by the Direct Purchaser Plaintiff Class. The second scheduled trial in this matter, which was to involve claims brought by the Commercial and Institutional Indirect Purchaser Class, was scheduled to begin in March 2024, but was cancelled because all claims brought by the Commercial and Institutional Indirect Purchaser Class were resolved before trial. The third scheduled trial in this matter, which will involve claims brought by the End-User Consumer Plaintiff Class, is scheduled to begin in September 2024. The Company will not participate in this trial because it has already settled all of the claims brought by the End-User Consumer Plaintiff Class.
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
We are currently pursuing settlement discussions with the remaining opt-out plaintiffs with respect to the remaining claims. While we do not admit any liability as part of the settlements, we believe that the settlements we have entered into have been in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation.
Government Investigations
U.S. Department of Justice (“DOJ”) Antitrust Division. On June 21, 2019, the DOJ filed a motion to intervene and sought a limited stay of discovery in the Broiler Antitrust Civil Litigation, which the court granted in part. Subsequently, we received a grand jury subpoena from the DOJ seeking additional documents and information related to the chicken industry. On June 2, 2020, a grand jury for the District of Colorado returned an indictment charging four individual executives employed by two other poultry processing companies with conspiracy to engage in bid-rigging in violation of federal antitrust laws. On June 10, 2020, we announced that we uncovered information in connection with the grand jury subpoena that we had previously self-reported to the DOJ and have been cooperating with the DOJ as part of our application for leniency under the DOJ’s Corporate Leniency Program. Subsequently, the DOJ announced indictments against additional individuals, as well as other poultry processing companies, alleging a conspiracy to fix prices and rig bids for broiler chicken products from at least 2012 until at least early 2019. In August 2021, the Company was granted conditional leniency by the DOJ for the matters we self-reported, which means that provided the Company continues to cooperate with the DOJ, neither the Company nor any of our cooperating employees will face prosecution or criminal fines or penalties. We continue to cooperate with the DOJ in connection with the ongoing federal antitrust investigation.

State Matters. The Offices of the Attorneys General in New Mexico and Alaska have filed complaints against us and certain of our poultry subsidiaries, as well as several other poultry processing companies and Agri Stats, Inc., an information services provider (“Agri Stats”). The complaints are based on allegations similar to those asserted in the Broiler Antitrust Civil Litigation and allege violations of state antitrust, unfair trade practice, and unjust enrichment laws. We are cooperating with various state governmental agencies and officials, including the Offices of the Attorneys General for Florida and Louisiana, investigating or otherwise seeking information, testimony and/or documents, regarding the conduct alleged in the Broiler Antitrust Civil Litigation and related matters. On February 16, 2024, the Company and the State of Alaska filed a stipulation and proposed consent decree reflecting a settlement of the claims against the Company asserted by the Office of the Attorney General of Alaska. On April 19, 2024, the Company and the State of New Mexico filed a proposed consent judgment reflecting a settlement of the claims against the Company asserted by the Office of the Attorney General of New Mexico. Both these proposed settlements remain subject to final court approval. While the Company believes it has meritorious defenses to the claims that have been made, we believe that these settlements are in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation. The Company recorded an accrual in the fourth quarter of fiscal 2023 for the estimated probable losses that it expects to incur for this matter.
As of March 30, 2024 and September 30, 2023, the legal contingency accrual for claims related to the Broiler Antitrust Civil Litigation matters described above was $103 million and $184 million, respectively. The decrease in the accrual is due to payments made during the first six months of fiscal 2024. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time.
Broiler Chicken Grower Investigation
In October 2022, the DOJ’s Antitrust Division opened a civil investigation into broiler chicken grower contracts and alleged non-competitive practices involving performance-based compensation sharing for the purpose of stabilizing compensation below competitive levels. We continue to cooperate with the investigation. The Company has not recorded any liability for this matter as it does not believe a loss is probable, nor does it believe that a range of possible loss, if any, is reasonably estimable at this time.
Pork Antitrust Litigation
Beginning June 18, 2018, a series of putative class action complaints were filed against us and certain of our pork subsidiaries, as well as several other pork processing companies, in the United States District Court for the District of Minnesota styled In re Pork Antitrust Litigation (the “Pork Antitrust Civil Litigation”). The plaintiffs allege, among other things, that beginning in January 2009, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork and pork products in violation of federal antitrust laws. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. Since the original filing, certain putative class members have opted out of the matter and are proceeding with individual direct actions making similar claims, and others may do so in the future. The Company has not recorded any liability for this matter as it does not believe a loss is probable, nor does it believe that a range of possible loss, if any, is reasonably estimable at this time, because the Company believes that it has valid and meritorious defenses against the allegations.
The Offices of the Attorney General in New Mexico and Alaska have filed complaints against us and certain of our pork subsidiaries, as well as several other pork processing companies and Agri Stats. The complaints are based on allegations similar to those asserted in the Pork Antitrust Civil Litigation and allege violations of state antitrust, unfair trade practice, and unjust enrichment laws based on allegations of conspiracies to exchange information and manipulate the supply of pork. Because the Company believes that it has valid and meritorious defenses against the allegations, we have not recorded any liability for the foregoing matters as we do not believe a loss is probable, nor do we believe that a range of possible loss, if any, is reasonably estimable at this time.
Beef Antitrust Litigation
On April 23, 2019, a putative class action complaint was filed against us and our beef and pork subsidiary, Tyson Fresh Meats, Inc. (“Tyson Fresh Meats”), as well as other beef packer defendants, in the United States District Court for the Northern District of Illinois. The plaintiffs allege that the defendants engaged in a conspiracy from January 2015 to the present to reduce fed cattle prices in violation of federal antitrust laws, the Grain Inspection, Packers and Stockyards Act of 1921, and the Commodities Exchange Act by periodically reducing their slaughter volumes so as to reduce demand for fed cattle, curtailing their purchases and slaughters of cash-purchased cattle during those same periods, coordinating their procurement practices for fed cattle settled on a cash basis, importing foreign cattle at a loss so as to reduce domestic demand, and closing and idling plants. In addition, the plaintiffs also allege the defendants colluded to manipulate live cattle futures and options traded on the Chicago Mercantile Exchange. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. Other similar lawsuits were filed by cattle ranchers in other district courts which were then transferred to the United States District Court for the District of Minnesota and consolidated and styled as In Re Cattle Antitrust Litigation. On February 18, 2021, we moved to dismiss the amended complaints, and on September 14, 2021, the court granted the motion with respect to certain state law claims but denied the motion with respect to the plaintiffs’ federal antitrust claims. The Company has not recorded any liability for this matter as it does not believe a loss is probable, nor does it believe that a range of possible loss, if any, is reasonably estimable at this time, because the Company believes that it has valid and meritorious defenses against the allegations and because the classes have not yet been defined or certified by the court.

On April 26, 2019, a putative class of indirect purchasers filed a class action complaint against us, other beef packers, and Agri Stats in the United States District Court for the District of Minnesota. The plaintiffs allege that the packer defendants conspired to reduce slaughter capacity by closing or idling plants, limiting their purchases of cash cattle, coordinating their procurement of cash cattle, and reducing their slaughter numbers so as to reduce beef output, all in order to artificially raise prices of beef. The plaintiffs seek, among other things, damages under state antitrust and consumer protection statutes and the common law of approximately 30 states, as well as injunctive relief. The indirect consumer purchaser litigation is styled Peterson v. JBS USA Food Company Holdings, et al. Additional complaints have been filed on behalf of a putative class of direct purchasers of beef containing allegations of violations of Section 1 of the Sherman Act based on an alleged conspiracy to artificially fix, raise, and stabilize the wholesale price for beef, as well as on behalf of a putative class of commercial and institutional indirect purchasers of beef containing allegations of violations of Section 1 of the Sherman Act, various state antitrust laws and unjust enrichment based on an alleged conspiracy to artificially inflate the price for beef. On February 18, 2021, we moved to dismiss the plaintiffs’ amended complaints, and on September 14, 2021, the court granted the motion with respect to certain state law claims but denied the motion with respect to the plaintiffs’ federal antitrust claims. Since the original filing, certain putative class members have opted out of the matter and are proceeding with individual direct actions making similar claims, and others may do so in the future. The Company has not recorded any liability for this matter as it does not believe a loss is probable, nor does it believe that a range of possible loss, if any, is reasonably estimable at this time, because the Company believes that it has valid and meritorious defenses against the allegations and because the classes have not yet been defined or certified by the court.
On February 18, 2022, a putative class action was commenced against us, Tyson Fresh Meats, and other beef packer defendants in the Supreme Court of British Columbia styled Bui v. Cargill, Incorporated et al. The plaintiff alleges that the defendants conspired to fix, maintain, increase, or control the price of beef, as well as to fix, maintain, control, prevent, or lessen the production or supply of beef by agreeing to reduce the number of cattle slaughtered, reduce slaughter capacity, refrain from increasing slaughter and beef processing capacity, limit purchases of cattle on the cash market, and coordinate purchases of and bids for cattle to lower the supply of fed cattle. The plaintiff advances causes of action under the Competition Act, civil conspiracy, unjust enrichment, and the Civil Code of Québec. The plaintiff seeks to certify a class comprised of all persons or entities in Canada who directly or indirectly purchased beef in Canada, either for resale or for their own consumption between January 1, 2015, and the present and seeks declarations regarding the alleged conspiracy, general damages, aggravated, exemplary, and punitive damages, injunctive relief, costs, and interest. On March 24, 2022, a putative class action was commenced against the same defendants in the Superior Court of Québec styled De Bellefeuille v. Cargill, Incorporated et al. The plaintiff is making substantially the same allegations as those made in the British Columbia action. On behalf of the putative class of persons who purchased beef in Québec since January 1, 2015, the plaintiff is seeking compensatory damages, costs of investigation and interest. The Company has not recorded any liability for the foregoing matters as it does not believe a loss is probable, nor does it believe that a range of possible loss, if any, is reasonably estimable at this time, because the proceedings are in preliminary stages.
On October 31, 2022, a class action complaint was filed on behalf of putative classes of indirect cattle producers against us, Tyson Fresh Meats, and other beef packer defendants in the United States District Court for the District of Kansas. The plaintiffs allege that the defendants engaged in a conspiracy in violation of Section 1 of the Sherman Act, the Packers and Stockyards Act of 1921 and various state unfair competition and consumer protection laws from January 2015 to the present to reduce the price of cows, cattle, calves, steers or heifers by periodically reducing their slaughter volumes so as to reduce demand for fed cattle, curtailing their purchases and slaughters of cash-purchased cattle during those same periods, coordinating their procurement practices for fed cattle settled on a cash basis, importing foreign cattle at a loss so as to reduce domestic demand, and closing and idling plants. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest under state antitrust and consumer protection statutes and the common law of approximately 33 states, as well as declaratory and injunctive relief. The indirect producer litigation is styled Specht et. al. v. Tyson, Inc., et al. In November 2022, the case was transferred and consolidated with In re Cattle and Beef Antitrust Litigation, MDL No. 3031. On February 3, 2023, we moved to dismiss the complaint, and the court granted the motion on August 17, 2023 but later permitted the plaintiffs to amend their complaint. On November 21, 2023, we moved to dismiss the amended complaint, and that motion remains pending. The Company has not recorded any liability for this matter as it does not believe a loss is probable, nor does it believe that a range of possible loss, if any, is reasonably estimable at this time, because the Company believes that it has valid and meritorious defenses against the allegations and because the classes have not yet been defined or certified by the court.
On May 22, 2020, December 23, 2020 and October 29, 2021, we received civil investigative demands (“CIDs”) from the DOJ’s Civil Antitrust Division. The CIDs request information related to the fed cattle and beef packing markets. We have been cooperating with the DOJ with respect to the CIDs. The Offices of the Attorney General for multiple states are participating in the investigation and coordinating with the DOJ. The Company has not recorded any liability for this matter as it does not believe a loss is probable, nor does it believe that a range of possible loss, if any, is reasonably estimable at this time.
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

Wage Rate Litigation
On August 30, 2019, a putative class of non-supervisory production and maintenance employees at chicken processing plants in the continental United States filed class action complaints against us and certain of our subsidiaries, as well as several other poultry processing companies, in the United States District Court for the District of Maryland. The plaintiffs allege that the defendants directly and through a wage survey and benchmarking service exchanged information regarding labor rates in an effort to depress and fix the rates of wages for non-supervisory production and maintenance workers in violation of federal antitrust laws. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. Additional lawsuits making similar allegations were consolidated including an amended consolidated complaint containing additional allegations concerning turkey processing plants naming additional defendants. We moved to dismiss the amended consolidated complaint. On September 16, 2020, the court dismissed claims against us and certain other defendants without prejudice because the complaint improperly grouped together corporate subsidiaries. The court otherwise denied the defendants’ motions to dismiss and sustained claims based on alleged conspiracies to fix wages and exchange information against five other defendants. The plaintiffs filed a second amended consolidated complaint on November 2, 2020. We moved to dismiss the complaint on December 18, 2020 based on a lack of standing to assert claims on behalf of the purported class. The court denied the motion to dismiss on March 10, 2021. On February 16, 2022, the plaintiffs filed a third amended consolidated complaint naming additional poultry processors as defendants and expanding the scope of the claims to include employees at hatcheries and feed mills. We moved to dismiss the claims related to hatchery and feed mill employees. The court denied the motion to dismiss on July 19, 2022. As of March 30, 2024 and September 30, 2023, the legal contingency accrual for claims related to this matter was $60 million. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time, because the classes have not yet been defined or certified by the court.
The DOJ’s Antitrust Division has opened a civil investigation into human resources at several poultry companies. We are cooperating with the investigation. The Company has not recorded any liability for this matter as it does not believe a loss is probable, nor does it believe that a range of possible loss, if any, is reasonably estimable at this time.
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
On December 22, 2023, after a mediation between the parties, the Company and the putative class plaintiffs reached an in-principle agreement to settle. While we believe we have valid and meritorious defenses against the allegations, we believe that the proposed settlement is in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation. Under the terms of the proposed settlement, the Company agreed to pay the putative class an aggregate amount of $72.5 million. The settlement agreement remains subject to court approval. If the court grants final approval to the settlement, it will completely resolve all claims made against the Company in this matter. In the first quarter of fiscal 2024, the Company recorded an accrual for the $72.5 million proposed settlement which remains accrued as of March 30, 2024.
Other Matters
Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (“NLRC”) from 1998 through July 1999. The complaint was filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines in 1995 by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In late 2004, a labor arbiter ruled against the respondents and awarded the complainants approximately $61 million in damages and fees. From 2004 through 2014, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. On December 15, 2016, we learned that the NLRC rendered its decision on November 29, 2016, regarding the respondents’ appeals from the labor arbiter’s 2004 ruling in favor of the complainants. The NLRC increased the award for 4,922 of the total 5,984 complainants to approximately $264 million. However, the NLRC approved a prior settlement reached with the group comprising approximately 18% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company agreed to pay each settling complainant approximately $1,200. The parties filed numerous appeals, motions for reconsideration and petitions for review related to the NLRC award and settlement payment. The Court of Appeals subsequently vacated the NLRC’s award on April 12, 2018. Complainants have filed motions for reconsideration with the Court of Appeals which were denied. Claimants have since filed petitions for writ of certiorari with the Supreme Court of the Philippines, which has been accepted. The Company continues to maintain an accrual in an immaterial amount for estimated probable losses for this matter in the Company’s Consolidated Financial Statements. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time.

Various claims have been asserted against the Company, its subsidiaries, and its officers and agents by, and on behalf of, team members who claim to have contracted COVID-19 in our facilities. The Company has not recorded any liability for these matters as it does not believe a loss is probable, nor does it believe that a range of possible loss, if any, is reasonably estimable at this time, because it believes the allegations in the claims are without merit and that the Company has valid and meritorious defenses against the allegations.
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
Overview
General
Sales decreased slightly in the second quarter and were flat in the first six months of fiscal 2024 as decreased sales in our Chicken and Prepared Foods segments were largely offset by increased sales in our Beef and Pork segments. We recorded operating income of $312 million for the second quarter of fiscal 2024 as compared to an operating loss of $49 million in the second quarter of fiscal 2023 as we experienced higher operating income in our Chicken and Pork segments, partially offset by lower operating income in our Beef and Prepared Foods segments. During the second quarter and first six months of fiscal 2024, we incurred higher performance-based compensation costs of $104 million and $200 million, respectively, driven by improved consolidated results. Due to the nature of our performance-based compensation plans, our segments were primarily impacted based on their relative number of eligible team members, and thus, our Chicken and Prepared Foods segments incurred a greater proportion of the total costs.

Additionally, in the second quarter of fiscal 2024, our operating income was impacted by $54 million of costs related to a production facility fire and our current intention to discontinue the use of certain productive assets in the Netherlands and $39 million in plant closure charges. In the second quarter of fiscal 2023, our operating income was impacted by $22 million of restructuring and related charges and $92 million of charges related to plant closures. Operating income of $543 million for the first six months of fiscal 2024 was up 30% compared to the first six months of fiscal 2023 as we experienced higher operating income in our Chicken and Pork segments, partially offset by lower operating income for our Beef and Prepared Foods segments. In the first six months of fiscal 2024, our operating income was impacted by $114 million of plant closure charges, $80 million of costs related to a production facility fire and our current intention to discontinue the use of certain productive assets in the Netherlands, $73 million in legal contingency accruals and $31 million of restructuring and related charges, partially offset by the benefit of $24 million of insurance proceeds, net of costs incurred related to facility fires. Additionally, in the six months ended April 1, 2023, our operating income was impacted by $43 million of restructuring and related charges and benefited from $35 million of insurance proceeds net of costs, related to facility fires.

Market Environment
According to the United States Department of Agriculture, domestic protein production (beef, pork, chicken and turkey) decreased slightly in the second quarter of fiscal 2024 as compared to the same period in fiscal 2023. The Beef segment experienced limited supply of market-ready cattle in the second quarter of fiscal 2024 as well as increased cattle costs. Additionally, uncertainty exists regarding the timing of the anticipated cattle herd rebuilding. The Pork segment experienced sufficient supply and reduced hog costs. The Chicken segment experienced reduced feed ingredient costs. The Prepared Foods segment experienced decreased raw material costs primarily due to lower meat costs. Additionally, the conflict between Ukraine and Russia has led to economic sanctions against Russia and certain regions of Ukraine and Belarus. However, the conflict is still ongoing and there are many risks and uncertainties in relation to the conflict that are outside of our control. Furthermore, the ongoing conflict in the Middle East escalated during the first six months of fiscal 2024 creating economic and political uncertainty within the region. As of March 30, 2024, the impact of these conflicts have not had a material direct impact on our financial performance. If these conflicts escalate further, impact additional regions or countries, or additional economic sanctions are imposed, it could have a material impact on our business operations and financial performance.
The Federal Reserve has increased interest rates, and may continue to increase interest rates or maintain elevated interest rates in the near term. Our direct exposure to elevated interest rates is somewhat tempered given our strong liquidity position in addition to our current debt structure in which most of our borrowings have fixed interest rates. At March 30, 2024, we had $4.4 billion of liquidity and our current debt was $1.3 billion, which we intend to repay with the remaining proceeds from our $1.5 billion of senior notes issued in March 2024. Should we need to issue additional debt or borrow under our existing revolving credit facility, we may be exposed to higher interest rates than our current outstanding borrowings.
Margins
Our total operating margin was 2.4% in the second quarter of fiscal 2024. Operating margins by segment were as follows:
•Beef – (0.7)%
•Pork – (0.1)%
•Chicken – 3.9%
•Prepared Foods – 9.6%
Strategy
We are a world-class food company and recognized leader in protein. Our strategy is to deliver margins in the core protein business by driving efficiencies and valuing-up offerings to better serve consumers; grow branded portfolio by innovating new occasions, categories and channels; and scale in international markets by delivering profitable value-added food offerings in high growth categories.
In the fourth quarter of fiscal 2022, the Company approved a restructuring program, the 2022 Program, which is expected to improve business performance, increase collaboration, enhance team member agility, enable faster decision-making and reduce redundancies. We recognized $1 million and $22 million of pretax charges in the three months ended March 30, 2024 and April 1, 2023, respectively, and $31 million and $43 million of pretax charges in the six months ended March 30, 2024 and April 1, 2023, respectively, associated with the 2022 Program consisting of severance related costs, relocation and related costs, accelerated depreciation, contract and lease termination and professional and other fees. The Company currently anticipates the 2022 Program will result in cumulative pretax charges of approximately $228 million. As the Company continues to evaluate its business strategies and long-term growth targets, additional restructuring activities may occur. The following tables set forth the pretax impact of restructuring and related charges in the Consolidated Condensed Statements of Income and the pretax impact by our reportable segments. For further description refer to Part I, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 6: Restructuring and Related Charges (in millions).

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Cost of Sales	$(3)	$(4)	$—	$4
Selling, General and Administrative	4	26	31	39
Total Restructuring and related charges, pretax	$1	$22	$31	$43

	Three Months Ended		Six Months Ended		2022 Program charges to date	Total estimated
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023	March 30, 2024	2022 Program charges
Beef	$—	$8	$4	$13	$53	$54
Pork	—	2	1	4	17	17
Chicken	(2)	—	2	1	24	25
Prepared Foods	3	11	24	19	109	111
International/Other	—	1	—	6	18	21
Total Restructuring and related charges, pretax	$1	$22	$31	$43	$221	$228
Summary of Results
Sales

in millions	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Sales	$13,072	$13,133	$26,391	$26,393
Change in sales volume	(1.5)%		(0.7)%
Change in average sales price	1.0%		0.7%
Sales growth	(0.5)%		—%
Second quarter – Fiscal 2024 vs Fiscal 2023
•Sales Volume – Sales were negatively impacted by a decrease in sales volume, which accounted for a $193 million decrease in sales driven by decreased sales volume in our Chicken segment, partially offset by increased sales volume in our Beef, Pork and Prepared Foods segments.
•Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $132 million, driven by increased pricing in our Beef and Pork segments, partially offset by lower average sales prices in our Chicken and Prepared Foods segments.
Six months – Fiscal 2024 vs Fiscal 2023
•Sales Volume – Sales were negatively impacted by a decrease in sales volume, which accounted for a $195 million decrease in sales driven by decreased sales volume in our Beef and Chicken segments, partially offset by increased sales volume in our Pork and Prepared Foods segments.
•Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $193 million, driven by increased pricing in our Beef segment, partially offset by lower average sales prices in our Pork, Chicken and Prepared Foods segments.
Cost of Sales

in millions	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Cost of sales	$12,206	$12,606	$24,702	$24,898
Gross profit	866	527	1,689	1,495
Cost of sales as a percentage of sales	93.4%	96.0%	93.6%	94.3%
Second quarter – Fiscal 2024 vs Fiscal 2023
•Cost of sales decreased $400 million. Lower sales volume decreased cost of sales by $182 million while lower input cost per pound decreased cost of sales by $218 million.
•The $218 million impact of lower input cost per pound was impacted by:
•Increase in cattle costs of approximately $325 million in our Beef segment.
•Increase in performance-based compensation costs of $48 million.
•Increase of $54 million in International/Other from costs related to a production facility fire and our current intention to discontinue the use of certain productive assets in the Netherlands.

•Increase due to net derivative losses of $46 million in the second quarter of fiscal 2024, compared to net derivative losses of $21 million in the second quarter of fiscal 2023 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.
•Decrease of approximately $190 million in our Chicken segment related to decreased feed ingredient costs.
•Decrease in freight and transportation costs of approximately $80 million.
•Decrease in hog costs of approximately $75 million in our Pork segment.
•Decrease of $53 million due to costs associated with plant closures.
•Decrease in raw material and other input costs of approximately $20 million in our Prepared Foods segment.
•Remaining decrease in costs across all of our segments primarily driven by net impacts on average cost per pound from mix changes in addition to savings from our productivity program.
Six months – Fiscal 2024 vs Fiscal 2023
•Cost of sales decreased $196 million. Lower sales volume decreased cost of sales by $184 million while lower input cost per pound decreased cost of sales by $12 million.
•The $12 million impact of lower input cost per pound was impacted by:
•Increase in cattle costs of approximately $900 million in our Beef segment.
•Increase of $80 million in International/Other from costs related to a production facility fire and our current intention to discontinue the use of certain productive assets in the Netherlands.
•Increase of $73 million related to the recognition of legal contingency accruals in our Beef and Pork segments.
•Increase in performance-based compensation costs of $93 million.
•Increase of $42 million in our Beef segment from insurance proceeds received in the first quarter of fiscal 2023 related to the fire at our production facility in the fourth quarter of fiscal 2019.
•Increase due to net derivative losses of $51 million in the first six months of fiscal 2024, compared to net derivative losses of $9 million in the first six months of fiscal 2023 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.
•Increase of $22 million due to costs associated with plant closures.
•Decrease of approximately $360 million in our Chicken segment related to decreased feed ingredient costs.
•Decrease in hog costs of approximately $180 million in our Pork segment.
•Decrease in freight and transportation costs of approximately $170 million.
•Decrease in raw material and other input costs of approximately $75 million in our Prepared Foods segment.
•Decrease of $31 million in our Chicken segment from insurance proceeds, net of costs, related to a production facility fire in the fourth quarter of fiscal 2021.
•Remaining decrease in costs across all of our segments primarily driven by net impacts on average cost per pound from mix changes in addition to savings from our productivity program.
Selling, General and Administrative

in millions	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Selling, general and administrative expense	$554	$576	$1,146	$1,077
As a percentage of sales	4.2%	4.4%	4.3%	4.1%
Second quarter – Fiscal 2024 vs Fiscal 2023
•Decrease of $22 million in selling, general and administrative was primarily driven by:
•Decrease of $22 million in restructuring and related costs.
•Decrease of $11 million in marketing, advertising and promotion expenses.
•Decrease of $11 million in product donations.
•Increase of $27 million in team member costs including $56 million in performance-based compensation partially offset by a decrease of $29 million in all other team member costs.
Six months – Fiscal 2024 vs Fiscal 2023
•Increase of $69 million in selling, general and administrative was primarily driven by:

•Increase of $74 million in team member costs including $107 million in performance-based compensation partially offset by a decrease of $33 million in all other team member costs.
•Increase of $20 million in professional fees.
•Decrease of $8 million in restructuring and related costs.
Interest Expense

in millions	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
	$111	$89	$216	$173
Second quarter and six months – Fiscal 2024 vs Fiscal 2023
•The increase in interest expense for the three and six months ended March 30, 2024 was primarily due to interest expense on the balance of our term loan facilities.
Other (Income) Expense, net

in millions	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Total other (income) expense, net	$12	$(1)	$(13)	$(43)
Second quarter and six months – Fiscal 2024
•Included $15 million of foreign exchange losses in the second quarter of fiscal 2024. Included $10 million of income related to an amendment of a postretirement benefit plan in the first six months of fiscal 2024.
Second quarter and six months– Fiscal 2023
•Included $18 million of joint venture earnings and $29 million of foreign exchange gains in the first six months of fiscal 2023.
Effective Tax Rate

Three Months Ended		Six Months Ended
March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
26.9%	29.4%	28.0%	24.7%
Second quarter – Fiscal 2024 vs Fiscal 2023
•The second quarter of fiscal 2024 was impacted by increased foreign losses. In both periods, the effective tax rates were impacted by state taxes and various tax benefits; however, tax benefits increase the effective tax rate in a period of pretax loss and decrease the effective tax rate in a period of pretax income, resulting in a higher effective tax rate in the second quarter of fiscal 2023.
•The percentage impacts of items on the effective tax rate were greater in fiscal 2023 due to the level of pretax income (loss) in fiscal 2023 compared to fiscal 2024.
Six months – Fiscal 2024 vs Fiscal 2023
•In both periods, the effective tax rates were increased by state taxes, partially offset by various tax benefits; however, increased foreign losses in fiscal 2024 resulted in a higher effective tax rate compared to fiscal 2023.
Net Income (Loss) Attributable to Tyson

in millions, except per share data	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net income (loss) attributable to Tyson	$145	$(97)	$252	$219
Net income (loss) attributable to Tyson – per diluted share	0.41	(0.28)	0.71	0.61
Second quarter – Fiscal 2024 – Net income (loss) attributable to Tyson included the following items:
•$54 million pretax, or ($0.15) per diluted share, of charges related to a production facility fire and our current intention to discontinue the use of certain productive assets in the Netherlands.
•$39 million pretax, or ($0.06) per diluted share, of charges related to plant closures.
Six months – Fiscal 2024 – Net income (loss) attributable to Tyson included the following items:
•$114 million pretax, or ($0.22) per diluted share, of charges related to plant closures.

•$80 million pretax, or ($0.22) per diluted share, of charges related to a production facility fire and our current intention to discontinue the use of certain productive assets in the Netherlands.
•$73 million pretax, or ($0.16) per diluted share, related to the recognition of a legal contingency accrual.
•$31 million pretax, or ($0.06) per diluted share, of restructuring and related charges.
•$27 million pretax, or $0.06 per diluted share, of production facilities fire insurance proceeds, net of costs incurred.
Second quarter – Fiscal 2023 – Net income (loss) attributable to Tyson included the following items:
•$22 million pretax, or ($0.05) per diluted share, of restructuring and related charges.
•$92 million pretax, or ($0.19) per diluted share, of charges related to plant closures.
Six months – Fiscal 2023 – Net income (loss) attributable to Tyson included the following items:
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

in millions	Sales
	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Beef	$4,954	$4,617	$9,977	$9,340
Pork	1,486	1,421	3,003	2,950
Chicken	4,065	4,430	8,098	8,693
Prepared Foods	2,404	2,422	4,947	4,960
International/Other	580	634	1,162	1,246
Intersegment sales	(417)	(391)	(796)	(796)
Total	$13,072	$13,133	$26,391	$26,393

in millions	Operating Income (Loss)
	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Beef	$(35)	$—	$(241)	$166
Pork	(1)	(33)	38	(54)
Chicken	158	(258)	335	(189)
Prepared Foods	230	241	473	499
International/Other	(40)	1	(62)	(4)
Total	$312	$(49)	$543	$418
Beef Segment Results

in millions	Three Months Ended			Six Months Ended
	March 30, 2024	April 1, 2023	Change	March 30, 2024	April 1, 2023	Change
Sales	$4,954	$4,617	$337	$9,977	$9,340	$637
Sales volume change			2.8%			(0.8)%
Average sales price change			4.5%			7.6%
Operating income (loss)	$(35)	$—	$(35)	$(241)	$166	$(407)
Operating margin	(0.7)%	—%		(2.4)%	1.8%
Second quarter and six months – Fiscal 2024 vs Fiscal 2023
•Sales Volume - Sales volume increased in the second quarter of fiscal 2024 primarily due to higher average carcass weights. Sales volume for the first six months decreased due to overall lower availability of market-ready cattle.
•Average Sales Price - Average sales price increased in the second quarter and first six months of fiscal 2024 primarily due to increased input costs.

•Operating Income (Loss) - Operating income decreased in the second quarter and first six months of fiscal 2024 primarily due to compressed beef margins. Operating income for the first six months of fiscal 2024 was impacted by a $45 million legal contingency accrual and $41 million of costs related to plant closures. Operating income for the second quarter of fiscal 2023 was impacted by $8 million of restructuring and related charges while operating income for the first six months of fiscal 2023 was impacted by $13 million of restructuring and related charges and benefited from $42 million of insurance proceeds related to a fire at a production facility in 2019.
Pork Segment Results

in millions	Three Months Ended			Six Months Ended
	March 30, 2024	April 1, 2023	Change	March 30, 2024	April 1, 2023	Change
Sales	$1,486	$1,421	$65	$3,003	$2,950	$53
Sales volume change			2.9%			5.3%
Average sales price change			1.7%			(3.5)%
Operating income (loss)	$(1)	$(33)	$32	$38	$(54)	$92
Operating margin	(0.1)%	(2.3)%		1.3%	(1.8)%
Second quarter and six months – Fiscal 2024 vs Fiscal 2023
•Sales Volume - Sales volume increased in the second quarter and first six months of fiscal 2024 due to improved market conditions and increased domestic availability of market-ready hogs.
•Average Sales Price - Average sales price increased in the second quarter of fiscal 2024 due to improved demand. For the first six months of fiscal 2024, average sales price decreased as pork product supplies outpaced the recovering demand environment.
•Operating Income (Loss) - Operating income increased in the second quarter and first six months of fiscal 2024 primarily due to improved pork margins. Operating income for the second quarter and first six months of fiscal 2024 was impacted by $34 million of costs related to a plant closure. Additionally, operating income for the first six months of fiscal 2024 was impacted by a $28 million legal contingency accrual.
Chicken Segment Results

in millions	Three Months Ended			Six Months Ended
	March 30, 2024	April 1, 2023	Change	March 30, 2024	April 1, 2023	Change
Sales	$4,065	$4,430	$(365)	$8,098	$8,693	$(595)
Sales volume change			(6.1)%			(3.8)%
Average sales price change			(2.1)%			(3.0)%
Operating income (loss)	$158	$(258)	$416	$335	$(189)	$524
Operating margin	3.9%	(5.8)%		4.1%	(2.2)%
Second quarter and six months – Fiscal 2024 vs Fiscal 2023
•Sales Volume - Sales volume decreased in the second quarter and first six months of fiscal 2024 primarily due to reduced domestic production.
•Average Sales Price - Average sales price decreased in the second quarter and first six months of fiscal 2024 due to the impact of lower input costs.
•Operating Income (Loss) - Operating income increased in the second quarter and first six months of fiscal 2024 primarily due to improved operational efficiencies, in addition to reductions of $190 million and $360 million of feed ingredient costs in the second quarter and first six months of fiscal 2024, respectively, partially offset by lower average sales price. Additionally, operating income in the second quarter and first six months of fiscal 2024 was impacted by $55 million and $65 million of net derivative losses, respectively. The first six months of fiscal 2024 was impacted by $39 million in plant closure charges offset by $24 million of insurance proceeds, net of costs incurred associated with a production facility fire in the fourth quarter of fiscal 2021. Operating income for the second quarter and first six months of fiscal 2023 was impacted by $35 million and $15 million of net derivative losses, respectively, in addition to $92 million of charges associated with plant closures.

Prepared Foods Segment Results

in millions	Three Months Ended			Six Months Ended
	March 30, 2024	April 1, 2023	Change	March 30, 2024	April 1, 2023	Change
Sales	$2,404	$2,422	$(18)	$4,947	$4,960	$(13)
Sales volume change			0.7%			1.6%
Average sales price change			(1.4)%			(1.9)%
Operating income	$230	$241	$(11)	$473	$499	$(26)
Operating margin	9.6%	10.0%		9.6%	10.1%
Second quarter and six months – Fiscal 2024 vs Fiscal 2023
•Sales Volume – Sales volume increased in the second quarter and first six months of fiscal 2024 primarily due to the acquisition of Williams Sausage Company in the third quarter of 2023.
•Average Sales Price – Average sales price decreased in the second quarter and first six months of fiscal 2024 primarily due to sales mix.
•Operating Income – Operating income decreased in the second quarter and first six months of fiscal 2024 partially due to lower average sales price which was largely offset by reduced raw materials costs. Additionally, operating income for the first six months of fiscal 2024 was impacted by $24 million of restructuring and related costs. Operating income for the second quarter and first six months of fiscal 2023 was impacted by $11 million and $19 million of restructuring and related costs, respectively.
International/Other Results

in millions	Three Months Ended			Six Months Ended
	March 30, 2024	April 1, 2023	Change	March 30, 2024	April 1, 2023	Change
Sales	$580	$634	$(54)	$1,162	$1,246	$(84)
Operating income (loss)	(40)	1	(41)	(62)	(4)	(58)
Second quarter and six months – Fiscal 2024 vs Fiscal 2023
•Sales – Sales were negatively impacted in the second quarter and first six months of fiscal 2024 by lower volume and unfavorable sales mix across the Asia-Pacific region and China due to macroeconomic headwinds, partially offset by volume increases in the other regions.
•Operating Income (Loss) – Operating income decreased primarily due to charges related to a production facility fire in the Netherlands in the first quarter of fiscal 2024 and current intention to discontinue the use of certain productive assets in the second quarter of fiscal 2024.
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

Cash Flows from Operating Activities

in millions	Six Months Ended
	March 30, 2024	April 1, 2023
Net income	$262	$229
Non-cash items in net income	843	782
Net changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	116	187
(Increase) decrease in inventories	272	(5)
Increase (decrease) in accounts payable	(325)	(145)
Increase (decrease) in income taxes payable/receivable	57	62
Net changes in other operating assets and liabilities	(48)	(341)
Net cash provided by operating activities	$1,177	$769
•Non-cash items in net income primarily includes depreciation and amortization of $722 million and $620 million for the six months ended March 30, 2024 and April 1, 2023, respectively.
•Cash provided by operating activities for the first six months of fiscal 2024 was $1.2 billion, an increase of $408 million compared to the first six months of fiscal 2023, due to $94 million of higher earnings, net of non-cash items, and a $314 million increase in cash provided by the net changes in operating assets and liabilities which was primarily impacted by:
•An increase of $293 million due to a decrease of $48 million in the net changes in other operating assets and liabilities in the first six months of fiscal 2024, compared to a decrease of $341 million in fiscal 2023, primarily driven by performance-based compensation.
•An increase of $277 million due to a decrease in inventory of $272 million in the first six months of fiscal 2024, compared to an increase of $5 million in the first six months of fiscal 2023, primarily driven by decreased average cost of inventory and lower volume of livestock.
•Partially offset by:
•A decrease of $180 million due to a decrease in accounts payable of $325 million during the first six months of fiscal 2024, compared to a decrease of $145 million in the first six months of fiscal 2023, primarily due to lower input costs and changes in days payables outstanding.
•A decrease of $71 million due to a decrease in accounts receivable of $116 million in the first six months of fiscal 2024, compared to a decrease of $187 million in the first six months of fiscal 2023. The reduced decline in accounts receivable was primarily due to level of sales in the last few weeks of each quarter end.
Cash Flows from Investing Activities

in millions	Six Months Ended
	March 30, 2024	April 1, 2023
Additions to property, plant and equipment	$(621)	$(1,097)
Proceeds from sale of (purchases of) marketable securities, net	(1)	(1)
Acquisition, net of cash acquired	—	(39)
Acquisition of equity investments	(26)	(37)
Other, net	27	(2)
Net cash used for investing activities	$(621)	$(1,176)
•Additions to property, plant and equipment included spending for production growth, safety and animal well-being, new equipment, infrastructure replacements and upgrades to maintain competitive standing and position us for future opportunities.
•We expect capital expenditures between $1.2 billion and $1.4 billion for fiscal 2024. Capital expenditures include investments in profit improvement projects as well as projects for maintenance and repair. This includes completion of capacity expansion projects as well as new equipment, automation technology and processes for product innovation.
•Acquisition, net of cash acquired for the six months ended April 1, 2023 included our 60% equity stake in Supreme Foods Processing Company, a producer and distributor of value-added and cooked chicken and beef products.

Cash Flows from Financing Activities

in millions	Six Months Ended
	March 30, 2024	April 1, 2023
Proceeds from issuance of debt	$2,327	$88
Payments on debt	(308)	(121)
Proceeds from issuance of commercial paper	1,649	4,773
Repayments of commercial paper	(2,240)	(4,182)
Purchases of Tyson Class A common stock	(31)	(332)
Dividends	(342)	(336)
Stock options exercised	8	8
Other, net	(12)	1
Net cash provided by (used for) financing activities	$1,051	$(101)
•During the first six months of fiscal 2024, proceeds from issuance of debt included $750 million of proceeds from the term loan facility due May 2028, $600 million of proceeds from the 5.40% 2029 Notes, and $900 million from the 5.70% 2034 Notes.
•Payments on debt during the six months ended March 30, 2024 included a payment of $250 million on our term loan facility due May 2026.
•Purchases of Tyson Class A stock included:
•$300 million of cash paid for shares repurchased pursuant to our share repurchase program during the six months ended April 1, 2023.
•$31 million and $32 million of shares repurchased to fund certain obligations under our equity compensation programs during the six months ended March 30, 2024 and April 1, 2023, respectively.
•Dividends paid during the six months ended March 30, 2024 reflected a 2% increase to our fiscal 2023 quarterly dividend rate.
Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available at March 30, 2024
Cash and cash equivalents					$2,182
Short-term investments					16
Revolving credit facility	September 2026	2,250	—	—	2,250
Commercial paper					—
Total liquidity					$4,448
•Liquidity includes cash and cash equivalents, short-term investments and availability under our revolving credit, less the outstanding commercial paper balance.
•At March 30, 2024, we had current debt of $1,315 million, which we intend to pay with cash generated from our operating activities and other existing or new liquidity sources.
•The revolving credit facility supports our short-term funding needs and also serves to backstop our commercial paper program. We had no borrowings under the revolving credit facility during the six months ended March 30, 2024. Under the terms of the facility, we have the option to establish incremental commitment increases of up to $500 million if certain conditions are met.
•We expect net interest expense to approximate $400 million for fiscal 2024.
•Our current ratio was 1.8 to 1 at March 30, 2024 and 1.3 to 1 at September 30, 2023. The increase in fiscal 2024 is primarily due to increased cash and cash equivalents and decreased current debt.
•At March 30, 2024, approximately $649 million of our cash was held in the accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. We manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. We intend to repatriate excess cash (net of applicable withholding taxes) not subject to regulatory requirements and to indefinitely reinvest outside of the United States the remainder of cash held by foreign subsidiaries. We do not expect the regulatory restrictions or taxes on repatriation to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.

Capital Resources
Credit Facility
Cash flows from operating activities and cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $2.25 billion, to provide additional liquidity for working capital needs and to backstop our commercial paper program.
At March 30, 2024, amounts available for borrowing under our revolving credit facility totaled $2.25 billion. Our revolving credit facility is funded by a syndicate of 20 banks, with commitments ranging from $35 million to $175 million per bank.
Commercial Paper Program
Our commercial paper program provides a low-cost source of borrowing to fund general corporate purposes including working capital requirements. The maximum borrowing capacity under the commercial paper program is $1.5 billion. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. As of March 30, 2024, we had no commercial paper outstanding under this program. Our ability to access commercial paper in the future may be limited or its costs increased.
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
We were in compliance with all debt covenants at March 30, 2024, and we expect that we will maintain compliance.
RECENTLY ISSUED/ADOPTED ACCOUNTING PRONOUNCEMENTS
Refer to the discussion of recently issued/adopted accounting pronouncements under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies.
CRITICAL ACCOUNTING ESTIMATES
We consider accounting policies related to: contingent liabilities; revenue recognition; accrued self-insurance; defined benefit pension plans; impairment of long-lived assets and definite life intangibles; impairment of goodwill and indefinite life intangible assets; business combinations; and income taxes to be critical accounting estimates. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Refer to Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies, for updates to our significant accounting policies during the six months ended March 30, 2024. These critical accounting policies require us to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes.
Our qualitative assessment for the first and second quarters of fiscal 2024 did not indicate that it was more likely than not the fair value of any of our reporting units or indefinite lived intangibles was less than the carrying amount, and as such, no quantitative test was deemed necessary. We consider reporting units and indefinite lived intangibles that have 20% or less excess fair value over carrying amount to have a heightened risk of impairment. The following reporting units and indefinite lived intangibles were considered at heightened risk of impairment as of the date of the most recent estimated fair value determination, which was in the fourth quarter of fiscal 2023: our Chicken segment reporting units, our Beef reporting unit and our Pork reporting unit with goodwill totaling $3.1 billion, $0.3 billion and $0.4 billion, respectively, and two Prepared Foods brands with carrying values of $0.5 billion and $0.3 billion.
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
Commodities Risk
We purchase certain commodities, such as grains and livestock, during normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily forwards and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. We generally do not hedge anticipated transactions beyond 18 months. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of March 30, 2024, and September 30, 2023, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted forward and option prices. The market risk exposure analysis included both derivatives designated as hedge instruments and derivatives not designated as hedge instruments.

Effect of 10% change in fair value		in millions
	March 30, 2024	September 30, 2023
Livestock:
Live Cattle	$7	$68
Lean Hogs	20	10
Grain:
Corn	35	23
Soybean Meal	15	22
Interest Rate Risk
At March 30, 2024, we had variable rate debt of $1,519 million with a weighted average interest rate of 6.9%. A hypothetical 10% increase in interest rates effective at March 30, 2024 would increase annualized interest expense by approximately $10 million.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At March 30, 2024, we had fixed-rate debt of $9,441 million with a weighted average interest rate of 4.7%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% change in interest rates would have changed the fair value of our fixed-rate debt by approximately $259 million at March 30, 2024 and $215 million at September 30, 2023. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
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
Foreign Currency Risk
We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Australian dollar, the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Malaysian ringgit, the Mexican peso, and the Thai baht. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates related to the foreign exchange forward and option contracts would have had a $29 million and $17 million impact on pretax income at March 30, 2024, and September 30, 2023 respectively.
Concentration of Credit Risk
Refer to our market risk disclosures set forth in our Annual Report filed on Form 10-K for the fiscal year ended September 30, 2023, for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)). Based on that evaluation, the CEO and CFO have concluded that, as of March 30, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the quarter ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.Legal Proceedings
Refer to the description of the Broiler Antitrust Civil Litigation, the Broiler Chicken Grower Investigation, the Pork Antitrust Litigation, the Beef Antitrust Litigation and the Wage Rate Litigation under the heading “Commitments and Contingencies” in Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 15: Commitments and Contingencies, which discussion is incorporated herein by reference. Other than as set forth below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, there are no additional updates to the legal proceedings involving the Company and/or its subsidiaries.
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the three months ended March 30, 2024.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 31, 2023 to January 27, 2024	133,117	$54.67	—	7,301,400
January 28, 2024 to March 2, 2024	111,399	54.32	—	7,301,400
March 3, 2024 to March 30, 2024	87,763	56.34	—	7,301,400
Total	332,279	$55.00	—	7,301,400
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
(2)We purchased 332,279 shares during the three months ended March 30, 2024 that were not made pursuant to our previously announced stock repurchase program but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 298,870 shares purchased in open market transactions and 33,409 shares withheld to cover required tax withholdings related to the vesting of restricted stock. Shares withheld to cover required tax withholdings related to the vesting of restricted stock do not reduce our total share repurchase authority.
(3)Shares purchased during the three months ended March 30, 2024 pursuant to our previously announced stock repurchase program.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not Applicable.
Item 5.Other Information
Director and Officer Trading Arrangements

None of the Company's directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's quarter ended March 30, 2024.
Item 6.Exhibits
The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibit No.		Exhibit Description

4.1	**
Supplemental Indenture, dated March 8, 2024, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as trustee, for the Senior Notes due 2029 (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 8, 2024, and incorporated herein by reference).

4.2	**	Form of 5.400% Senior Note due 2029 (previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed March 8, 2024, and incorporated herein by reference).

4.3	**
Supplemental Indenture, dated March 8, 2024, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, for the Senior Notes due 2034 (previously filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed March 8, 2024, and incorporated herein by reference).

4.4	**	Form of 5.700% Senior Note due 2034 (previously filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed March 8, 2024, and incorporated herein by reference).

10.1	* **	Consulting Agreement, dated February 1, 2024, between the Company and Noel W. White.

31.1	**	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following information from our Quarterly Report on Form 10-Q for the quarter ended March 30, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Shareholders' Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104		Cover Page Interactive Data File formatted in iXBRL.

	*	Indicates a management contract or compensatory plan or arrangement.
	**	Filed herewith
	***	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: May 6, 2024	/s/ John R. Tyson
John R. Tyson
Executive Vice President and Chief Financial Officer

Date: May 6, 2024	/s/ Lori J. Bondar
Lori J. Bondar
Senior Vice President and Chief Accounting Officer