Form 10-Q
period 2024-06-29
TYSON FOODS, INC.
filed 2024-08-05
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 29, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 29, 2024.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	285,820,693
Class B Common Stock, $0.10 Par Value (Class B stock)	70,009,005
Class B stock is not listed for trading on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis.
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Sales	$13,353	$13,140	$39,744	$39,533
Cost of Sales	12,475	12,463	37,177	37,361
Gross Profit	878	677	2,567	2,172
Selling, General and Administrative	537	579	1,683	1,656
Goodwill Impairment	—	448	—	448
Operating Income (Loss)	341	(350)	884	68
Other (Income) Expense:
Interest income	(36)	(6)	(60)	(22)
Interest expense	135	89	351	262
Other, net	(11)	(7)	(24)	(50)
Total Other (Income) Expense	88	76	267	190
Income (Loss) before Income Taxes	253	(426)	617	(122)
Income Tax Expense	57	9	159	84
Net Income (Loss)	196	(435)	458	(206)
Less: Net Income (Loss) Attributable to Noncontrolling Interests	5	(18)	15	(8)
Net Income (Loss) Attributable to Tyson	$191	$(417)	$443	$(198)
Net Income (Loss) Per Share Attributable to Tyson:
Class A Basic	$0.55	$(1.18)	$1.28	$(0.56)
Class B Basic	$0.49	$(1.08)	$1.14	$(0.51)
Diluted	$0.54	$(1.18)	$1.25	$(0.56)
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net Income (Loss)	$196	$(435)	$458	$(206)
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	(12)	—	(11)	1
Investments	—	—	2	2
Currency translation	(32)	(35)	(28)	64
Postretirement benefits	—	—	2	1
Total Other Comprehensive Income (Loss), Net of Taxes	(44)	(35)	(35)	68
Comprehensive Income (Loss)	152	(470)	423	(138)
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	4	(18)	15	(8)
Comprehensive Income (Loss) Attributable to Tyson	$148	$(452)	$408	$(130)
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	June 29, 2024	September 30, 2023
Assets
Current Assets:
Cash and cash equivalents	$2,569	$573
Accounts receivable, net	2,389	2,476
Inventories	5,033	5,328
Other current assets	581	345
Total Current Assets	10,572	8,722
Net Property, Plant and Equipment	9,368	9,634
Goodwill	9,801	9,878
Intangible Assets, net	5,928	6,098
Other Assets	2,063	1,919
Total Assets	$37,732	$36,251

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$1,320	$1,895
Accounts payable	2,291	2,594
Other current liabilities	2,199	2,010
Total Current Liabilities	5,810	6,499
Long-Term Debt	9,701	7,611
Deferred Income Taxes	2,318	2,308
Other Liabilities	1,701	1,578
Commitments and Contingencies (Note 15)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 378 million shares	38	38
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,578	4,560
Retained earnings	18,687	18,760
Accumulated other comprehensive gain (loss)	(295)	(260)
Treasury stock, at cost – 91 million shares at June 29, 2024 and 92 million shares at September 30, 2023	(4,939)	(4,972)
Total Tyson Shareholders’ Equity	18,076	18,133
Noncontrolling Interests	126	122
Total Shareholders’ Equity	18,202	18,255
Total Liabilities and Shareholders’ Equity	$37,732	$36,251
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended				Nine Months Ended
	June 29, 2024		July 1, 2023		June 29, 2024		July 1, 2023
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance at beginning and end of period	378	$38	378	$38	378	$38	378	$38

Class B Common Stock:
Balance at beginning and end of period	70	7	70	7	70	7	70	7

Capital in Excess of Par Value:
Balance at beginning of period		4,556		4,541		4,560		4,553
Stock-based compensation and other		22		2		18		(10)
Balance at end of period		4,578		4,543		4,578		4,543

Retained Earnings:
Balance at beginning of period		18,667		19,962		18,760		20,084
Net Income (Loss) Attributable to Tyson		191		(417)		443		(198)
Dividends		(171)		(167)		(516)		(508)
Balance at end of period		18,687		19,378		18,687		19,378

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of period		(252)		(194)		(260)		(297)
Other comprehensive income (loss)		(43)		(35)		(35)		68
Balance at end of period		(295)		(229)		(295)		(229)

Treasury Stock:
Balance at beginning of period	91	(4,927)	92	(4,955)	92	(4,972)	88	(4,683)
Purchase of Class A common stock	—	(13)	—	(11)	—	(44)	5	(343)
Stock-based compensation	—	1	—	8	(1)	77	(1)	68
Balance at end of period	91	(4,939)	92	(4,958)	91	(4,939)	92	(4,958)

Total Shareholders’ Equity Attributable to Tyson		$18,076		$18,779		$18,076		$18,779

Equity Attributable to Noncontrolling Interests:
Balance at beginning of period		$134		$159		$122		$109
Net income (loss) attributable to noncontrolling interests		5		(18)		15		(8)
Distributions to noncontrolling interest		(11)		(2)		(11)		(2)
Business combinations		—		—		1		28
Currency translation and other		(2)		(8)		(1)		4
Total Equity Attributable to Noncontrolling Interests		$126		$131		$126		$131

Total Shareholders’ Equity		$18,202		$18,910		$18,202		$18,910
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	June 29, 2024	July 1, 2023
Cash Flows From Operating Activities:
Net income (loss)	$458	$(206)
Depreciation and amortization	1,082	943
Deferred income taxes	6	(54)
Impairment of goodwill	—	448
Other, net	162	200
Net changes in operating assets and liabilities	265	98
Cash Provided by Operating Activities	1,973	1,429
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(884)	(1,564)
Purchases of marketable securities	(23)	(21)
Proceeds from sale of marketable securities	21	20
Acquisition, net of cash acquired	—	(262)
Acquisition of equity investments	(28)	(50)
Other, net	60	5
Cash Used for Investing Activities	(854)	(1,872)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	2,391	1,117
Payments on debt	(347)	(175)
Proceeds from issuance of commercial paper	1,649	7,015
Repayments of commercial paper	(2,240)	(7,015)
Purchases of Tyson Class A common stock	(44)	(343)
Dividends	(513)	(503)
Stock options exercised	9	10
Other, net	(22)	(5)
Cash Provided by Financing Activities	883	101
Effect of Exchange Rate Changes on Cash	(6)	10
Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	1,996	(332)
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	573	1,031
Cash and Cash Equivalents and Restricted Cash at End of Period	2,569	699
Less: Restricted Cash at End of Period	—	—
Cash and Cash Equivalents at End of Period	$2,569	$699
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
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature necessary to state fairly our financial position as of June 29, 2024 and the results of operations for the three and nine months ended June 29, 2024 and July 1, 2023. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
Our qualitative assessment for the first three quarters of fiscal 2024 did not indicate that it was more likely than not the fair value of any of our reporting units or indefinite lived intangibles was less than the carrying amount, and as such, no quantitative test was deemed necessary. We consider reporting units and indefinite lived intangibles that have 20% or less excess fair value over carrying amount to have a heightened risk of impairment. The following reporting units and indefinite lived intangibles were considered at heightened risk of impairment as of the date of the most recent estimated fair value determination, which was in the fourth quarter of fiscal 2023: our Chicken segment reporting units, our Beef reporting unit and our Pork reporting unit with goodwill totaling $3.1 billion, $0.3 billion and $0.4 billion, respectively, and two Prepared Foods brands with carrying values of $0.5 billion and $0.3 billion.
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

New Regulation
On November 28, 2023, the United States Department of Agriculture published the Transparency in Poultry Grower Contracting and Tournaments rule that amended section 202(a) of the Packers and Stockyards Act to introduce new disclosure requirements that live poultry dealers must furnish to contract broiler growers. The rule was effective February 12, 2024, and directed live poultry dealers to amend broiler grower contracts to reflect certain new requirements. In compliance with the rule, we offered amendments to all our broiler growers which encompassed the new requirements, including but not limited to minimum number of flock placements and stocking density. As the amendments to certain contracts created fixed minimum payments associated with embedded leases, we have recognized as of June 29, 2024 a $72 million right-of-use asset and corresponding lease liability. These are reflected in the Consolidated Condensed Balance Sheets within Other Assets, Other current liabilities and Other Liabilities.
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
NOTE 2: ACQUISITIONS AND DISPOSITIONS
In the third quarter of fiscal 2023, we acquired Williams Sausage Company for $220 million, net of cash acquired, subject to certain adjustments, as part of our growth strategy to increase our capacity and product portfolio. Its results, subsequent to the acquisition closing, are included in our Prepared Foods segment and through June 29, 2024 were insignificant to our Consolidated Condensed Statements of Income. The purchase price allocation included $15 million of net working capital, including $3 million of cash acquired, $67 million of Property, Plant and Equipment, $107 million of Goodwill, $65 million of Intangible Assets, and $31 million of Deferred Income Taxes. Intangible Assets include brands and trademarks and customer relationships which will be amortized over a life of 20 and 12 years, respectively. $50 million of the goodwill is deductible for U.S. income tax purposes. The acquisition of Williams Sausage Company was accounted for using the acquisition method of accounting.
In the first quarter of fiscal 2023, we completed the acquisition of a 60% equity stake in Supreme Foods Processing Company ("SFPC"), a producer and distributor of value-added and cooked chicken and beef products, and a 15% equity stake in Agricultural Development Company ("ADC"), a fully integrated poultry company, for a total purchase price of $75 million, net of cash acquired. Both SFPC and ADC were subsidiaries of Tanmiah Food Company. The results of SFPC, subsequent to the acquisition closing, are included in International/Other for segment presentation and through June 29, 2024 were insignificant to our Consolidated Condensed Statements of Income. We are accounting for the investment in ADC under the equity method.

NOTE 3: INVENTORIES
Processed products, livestock and supplies and other are valued at the lower of cost or net realizable value. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, livestock grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories. At June 29, 2024, the cost of inventories was determined by either the first-in, first-out method or the weighted-average method, which is consistent with the methods used at September 30, 2023. Inventories are presented net of lower of cost or net realizable value adjustments of $139 million and $145 million as of June 29, 2024 and September 30, 2023, respectively.
The following table reflects the major components of inventory (in millions):

	June 29, 2024	September 30, 2023
Processed products	$2,785	$2,847
Livestock	1,429	1,594
Supplies and other	819	887
Total inventory	$5,033	$5,328
NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	June 29, 2024	September 30, 2023
Land	$216	$219
Buildings and leasehold improvements	6,802	6,460
Machinery and equipment	11,215	10,680
Land improvements and other	585	559
Buildings and equipment under construction	894	1,782
	19,712	19,700
Less accumulated depreciation	10,344	10,066
Net Property, Plant and Equipment	$9,368	$9,634
NOTE 5: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	June 29, 2024	September 30, 2023
Accrued salaries, wages and benefits	$826	$672
Taxes payable	149	156
Accrued current legal contingencies	351	289
Other	873	893
Total other current liabilities	$2,199	$2,010

NOTE 6: RESTRUCTURING AND RELATED CHARGES
2022 Program
The Company approved a restructuring program in fiscal 2022 (the “2022 Program”) to improve business performance, increase collaboration, enhance team member agility, enable faster decision-making and reduce redundancies. The following table reflects the total pretax anticipated expenses associated with the 2022 Program (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Total
Severance costs	$25	$7	$22	$53	$18	$125
Relocation and related costs	22	7	3	21	—	53
Accelerated depreciation	5	2	—	12	—	19
Contract and lease terminations	—	—	—	21	—	21
Professional and other fees	2	1	—	4	—	7
Total 2022 Program	$54	$17	$25	$111	$18	$225
Restructuring costs include severance expenses and related charges directly associated with the 2022 Program such as relocation, contract and lease terminations, professional fees and accelerated depreciation resulting from the closure of facilities. We anticipate that $48 million and $177 million of the total pretax anticipated expense will be recorded in Cost of Sales and Selling, General and Administrative, respectively, in our Consolidated Condensed Statements of Income. Included in the table above are $199 million of charges that have resulted or will result in cash outflows and $26 million in non-cash charges.
The following table reflects the pretax impact of the 2022 Program’s restructuring and related charges during the first nine months of fiscal 2024 by reportable segment (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Total
Severance costs	$1	$—	$2	$1	$—	$4
Relocation and related costs	3	1	—	4	—	8
Accelerated depreciation	—	—	—	—	—	—
Contract and lease terminations	—	—	—	19	—	19
Professional and other fees	—	—	—	—	—	—
Total	$4	$1	$2	$24	$—	$31
For the first nine months of fiscal 2024, we recorded restructuring and related charges of $31 million in Selling, General and Administrative in our Consolidated Condensed Statements of Income. Included in the above results are $21 million of charges that have resulted or will result in cash outflows and $10 million in non-cash charges.
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
For the third quarter of fiscal 2023, we recorded restructuring and related charges of $19 million and $31 million in Cost of Sales and Selling, General and Administrative, respectively, in our Consolidated Condensed Statements of Income. There were no charges for the third quarter of fiscal 2024.

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
Through the third quarter of fiscal 2024, we recorded restructuring and related charges to date of $47 million and $174 million in Cost of Sales and Selling, General and Administrative, respectively, in our Consolidated Condensed Statements of Income. Included in the above results are $195 million of charges to date that have resulted or will result in cash outflows and $26 million in non-cash charges to date.
The following table reflects our liability related to the 2022 Program, which was recognized in Other current liabilities in our Consolidated Condensed Balance Sheet as of June 29, 2024 (in millions):

	Balance at September 30, 2023	Restructuring Expense	Payments	Changes in Estimates	Balance at June 29, 2024
Severance costs	$58	$6	$(51)	$(2)	$11
Relocation and related costs	5	8	(11)	—	2
Contract and lease termination	—	9	(9)	—	—
Professional and other fees	2	—	—	(1)	1
Total	$65	$23	$(71)	$(3)	$14
As the Company continues to evaluate its business strategies and long-term growth targets, additional restructuring activities may occur.
Plant Closures
During fiscal 2023, as part of a strategic review of assets, the Company approved the closure of six Chicken segment processing facilities located in Glen Allen, Virginia; Van Buren, Arkansas; Corydon, Indiana; Dexter, Missouri; Noel, Missouri; and North Little Rock, Arkansas, to optimize asset utilization. As of the second quarter of fiscal 2024, we shifted production to other facilities and ceased operations at all six facilities. Additionally, during the first quarter of fiscal 2024, the Company approved the closure of two case ready value-added plants in our Beef segment located in Columbia, South Carolina and Jacksonville, Florida and during the second quarter of fiscal 2024 approved the closure of a Pork segment processing facility in Perry, Iowa to optimize asset utilization. We shifted production to other facilities and ceased operations at our Columbia and Jacksonville facilities during the first quarter of fiscal 2024, and shifted production and ceased operations at our Perry facility during the third quarter of fiscal 2024.

As a result of the plant closures, we recorded $41 million and $155 million of charges in the third quarter and first nine months of fiscal 2024, respectively, and $15 million and $107 million of charges in the third quarter and first nine months of fiscal 2023, primarily related to grower contract terminations, accelerated depreciation, severance, retention and related costs. The charges are reflected in the Consolidated Condensed Statements of Income in Cost of Sales. Included in the results for the first nine months of fiscal 2024 are $12 million of charges that have resulted or will result in cash outflows and $143 million in non-cash charges. Included in the results for the first nine months of fiscal 2023 are $83 million of charges that have resulted or will result in cash outflows and $24 million of non-cash charges.
The following table reflects our liability related to plant closures as of June 29, 2024 (in millions):

	Balance at September 30, 2023	Plant Closure Charges	Payments	Balance at June 29, 2024
Contract termination	$151	$13	$(64)	$100
Severance and retention	14	9	(12)	11
Total	$165	$22	$(76)	$111
During the first quarter of fiscal 2024, we experienced a fire at a production facility in the Netherlands which is included in International/Other for segment presentation. Subsequent to the first quarter of fiscal 2024, we recognized additional charges due to our decision to sell the facility. For the third quarter and first nine months of fiscal 2024, these charges totaled $3 million and $83 million, respectively, primarily related to property, plant and equipment impairments, severance costs, inventory write-offs and clean-up costs, partially offset by insurance proceeds. The net charges are reflected in the Consolidated Condensed Statements of Income in Cost of Sales and, for the first nine months of fiscal 2024, included $30 million of charges that have resulted or will result in cash outflows and $58 million of non-cash charges, offset by $5 million of insurance proceeds.
We continue to strategically evaluate optimization of such items as network capacity, manufacturing efficiencies and business technology. If we have a significant change in strategies, outlook, or a manner in which we plan to use these assets, we may experience future charges.

NOTE 7: DEBT
The major components of debt are as follows (in millions):

	June 29, 2024	September 30, 2023
Revolving credit facility	$—	$—
Commercial paper	—	592
Senior notes:
3.95% Notes due August 2024	1,250	1,250
4.00% Notes due March 2026 (“2026 Notes”)	800	800
3.55% Notes due June 2027	1,350	1,350
7.00% Notes due January 2028	18	18
4.35% Notes due March 2029 (“2029 Notes”)	1,000	1,000
5.40% Notes due March 2029 ("5.40% 2029 Notes")	600	—
6.13% Notes due November 2032	158	158
5.70% Notes due March 2034 ("5.70% 2034 Notes")	900	—
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	500	500
4.55% Notes due June 2047	750	750
5.10% Notes due September 2048 (“2048 Notes”)	1,500	1,500
Discount on senior notes	(37)	(36)
Term loans:
Term loan facility due May 2026 (6.49% at June 29, 2024)	750	1,000
Term loan facility due May 2028 (7.18% at June 29, 2024)	750	—
Other	280	164
Unamortized debt issuance costs	(48)	(40)
Total debt	11,021	9,506
Less current debt	1,320	1,895
Total long-term debt	$9,701	$7,611
Revolving Credit Facility and Letters of Credit
We have a $2.25 billion revolving credit facility that supports short-term funding needs and serves as a backstop to our commercial paper program. The facility will mature and the commitments thereunder will terminate in September 2026 with options for two one-year extensions. At June 29, 2024, amounts available for borrowing under this facility totaled $2.25 billion and we had no outstanding borrowings and no outstanding letters of credit issued under this facility. At June 29, 2024 we had $87 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs and other legal obligations. In the future, if any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility.
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured short-term promissory notes up to an aggregate maximum principal amount of $1.5 billion. As of June 29, 2024, we had no commercial paper outstanding. Our ability to access commercial paper in the future may be limited or its costs increased.
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
We were in compliance with all debt covenants at June 29, 2024.
NOTE 8: EQUITY
Share Repurchases
As of June 29, 2024, 7.3 million shares remained available for repurchase under the Company's share repurchase program. The program has no fixed or scheduled termination date, and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans. A summary of share repurchases of our Class A stock is as follows (in millions):

	Three Months Ended				Nine Months Ended
	June 29, 2024		July 1, 2023		June 29, 2024		July 1, 2023
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	—	$—	—	$—	—	$—	4.7	$300
To fund certain obligations under equity compensation plans	0.2	13	0.2	11	0.8	44	0.7	43
Total share repurchases	0.2	$13	0.2	$11	0.8	$44	5.4	$343
NOTE 9: INCOME TAXES
Our effective tax rate was 22.9% on pretax income for the third quarter of fiscal 2024, (1.8)% on pretax loss for the third quarter of fiscal 2023, 25.9% on pretax income for the first nine months of fiscal 2024 and (67.9)% on pretax loss for the first nine months of fiscal 2023. The effective tax rates for the third quarter and first nine months of fiscal 2024 are higher than the federal statutory tax rate due to the impact of foreign losses for which a tax benefit cannot be recognized, offset by a $9 million benefit from the remeasurement of deferred income taxes, primarily due to legislation decreasing state tax rates enacted in the third quarter of fiscal 2024. In all periods presented, the effective tax rates were increased due to state taxes and include the impact of various tax benefits; however, tax benefits increase the effective tax rate in a period of pretax loss and decrease the effective tax rate in a period of pretax income. The effective tax rates for the third quarter and first nine months of fiscal 2023 include the impact of a $448 million non-deductible goodwill impairment.
Unrecognized tax benefits were $136 million and $131 million at June 29, 2024 and September 30, 2023, respectively.
In December 2021, we received an assessment from the Mexican tax authorities related to the 2015 sale of our direct and indirect equity interests in subsidiaries which held our Mexico operations. The assessment totals approximately $481 million (8.8 billion Mexican pesos), which includes tax, inflation adjustment, interest and penalties. We believe the assertions made in the assessment letter have no merit and will defend our positions through the Mexican administrative appeal process and litigation, if necessary. Based on our analysis of this assessment in accordance with FASB guidance related to unrecognized tax benefits, we have not recorded a liability related to the issue.

NOTE 10: EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Numerator:
Net income (loss)	$196	$(435)	$458	$(206)
Less: Net income (loss) attributable to noncontrolling interests	5	(18)	15	(8)
Net income (loss) attributable to Tyson	191	(417)	443	(198)
Less dividends declared:
Class A	140	137	423	416
Class B	31	30	93	92
Undistributed earnings (losses)	$20	$(584)	$(73)	$(706)

Class A undistributed earnings (losses)	$16	$(478)	$(60)	$(578)
Class B undistributed earnings (losses)	4	(106)	(13)	(128)
Total undistributed earnings (losses)	$20	$(584)	$(73)	$(706)

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	284	284	284	285
Class B weighted average shares	70	70	70	70

Denominator for diluted earnings per share:
Class A weighted average shares	284	284	284	285
Class B weighted average shares under the if-converted method for diluted earnings per share(a)	70	—	70	—
Effect of dilutive securities: Stock options, restricted stock and performance units	2	—	1	—
Denominator for diluted earnings (loss) per share – weighted average shares and assumed conversions(a)	356	284	355	285

Net income (loss) per share attributable to Tyson:
Class A basic	$0.55	$(1.18)	$1.28	$(0.56)
Class B basic	$0.49	$(1.08)	$1.14	$(0.51)
Diluted(a)	$0.54	$(1.18)	$1.25	$(0.56)
Dividends Declared Per Share:
Class A	$0.490	$0.480	$1.480	$1.460
Class B	$0.441	$0.432	$1.332	$1.314
(a) For the three and nine months ended July 1, 2023, as the Company was in a net loss position, the impact of the Class B shares under the if-converted method is antidilutive and therefore we have not assumed conversion. As a result, the Class B weighted average shares, dividends declared and undistributed losses were excluded for the purposes of calculating Net Income (Loss) Per Share Attributable to Tyson on a diluted basis. Accordingly, the Company adjusted the presentation for the three and nine months ended July 1, 2023 to remove the 70 million Class B weighted average shares, which did not change diluted net loss per share attributable to Tyson.
Approximately 5 million and 7 million of our stock-based compensation shares were antidilutive for the three and nine months ended June 29, 2024, respectively. Approximately 9 million of our stock-based compensation shares were antidilutive for the three and nine months ended July 1, 2023. These shares were not included in the diluted earnings per share calculation.
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
NOTE 11: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs and risks are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize various industry-standard models that take into account the implicit cost of hedging. Credit risks associated with our derivative contracts are not significant as we minimize counterparty exposure by dealing with credit-worthy counterparties and utilizing exchange traded instruments, margin accounts or letters of credit. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at June 29, 2024.
We had the following net aggregated outstanding notional amounts related to our derivative financial instruments:

in millions, except soybean meal tons	Metric	June 29, 2024	September 30, 2023
Commodity:
Corn	Bushels	60	65
Soybean Meal	Tons	510,856	956,630
Live Cattle	Pounds	92	319
Lean Hogs	Pounds	188	454
Foreign Currency	United States dollar	$274	$171
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
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes as well as interest rates to our variable rate debt. For the derivative instruments we designate and qualify as a cash flow hedge, the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Based on market prices as of June 29, 2024, we have net pretax losses of $16 million for our commodity contracts, which are expected to be reclassified into earnings within the next twelve months. Additionally, we have $11 million of realized losses related to treasury rate locks in connection with the issuance of the 2026, 2029 and 2048 Notes, which will be reclassified to earnings over the lives of these notes. During the nine months ended June 29, 2024 and July 1, 2023, we did not reclassify significant pretax gains or losses into earnings as a result of the discontinuance of cash flow hedges. The following table sets forth the pretax impact of cash flow hedge derivative instruments recognized in Other Comprehensive Income (in millions):

	Three Months Ended		Nine Months Ended
Gain (Loss) Recognized in OCI on Derivatives	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Cash flow hedge - derivatives designated as hedging instruments:
Commodity contracts	$(16)	$—	$(16)	$—

Fair Value Hedges
We designate certain derivative contracts as fair value hedges of firm commitments to purchase livestock for harvest. Our objective of these hedges is to minimize the risk of changes in fair value created by fluctuations in commodity prices associated with fixed price livestock firm commitments. For these derivative instruments we designate and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the same period. We include the gain or loss on the hedged items (e.g., livestock purchase firm commitments) in the same line item, Cost of Sales, as the offsetting gain or loss on the related livestock forward position. Ineffectiveness related to fair value hedges was not significant for the three and nine months ended June 29, 2024, and July 1, 2023. The following table sets forth the carrying amount of fair value hedge (assets) liabilities as of June 29, 2024 and September 30, 2023 (in millions):

Consolidated Condensed Balance Sheets Classification	June 29, 2024	September 30, 2023
Inventory	$(14)	$16
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
Reclassification to Earnings
The following table sets forth the total amounts of each income and expense line item presented in the Consolidated Condensed Statements of Income in which the effects of hedges are recorded (in millions):

Consolidated Condensed Statements of Income Classification	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Cost of Sales	$12,475	$12,463	$37,177	$37,361
Interest Expense	135	89	351	262
Other, net	(11)	(7)	(24)	(50)
The following table sets forth the pretax impact of the cash flow, fair value and undesignated derivative instruments in the Consolidated Condensed Statements of Income (in millions):

Consolidated Condensed Statements of Income Classification		Three Months Ended		Nine Months Ended
		June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Cost of Sales	Gain (Loss) on fair value hedges:
	Commodity contracts (a)	$2	$(5)	$5	$(6)
	Gain (Loss) on cash flow hedges reclassified from OCI to earnings:
	Commodity contracts	—	—	—	—
	Gain (Loss) on derivatives not designated as hedging instruments:
	Commodity contracts	4	(84)	(50)	(92)
Total		$6	$(89)	$(45)	$(98)

Interest Expense	Gain (Loss) on cash flow hedges reclassified from OCI to earnings:
	Interest rate contracts	$—	$—	$(1)	$(1)

Other, net	Gain (Loss) on derivatives not designated as hedging instruments:
	Foreign exchange contracts	$(2)	$(7)	$(2)	$3
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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

June 29, 2024	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$17	$—	$(11)	$6
Undesignated	—	94	—	(59)	35
Available-for-sale securities (current)	—	13	—	—	13
Other Assets:
Available-for-sale securities (non-current)	—	67	29	—	96
Deferred compensation assets	17	440	—	—	457
Total assets	$17	$631	$29	$(70)	$607
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$19	$—	$(19)	$—
Undesignated	—	105	—	(90)	15
Total liabilities	$—	$124	$—	$(109)	$15

September 30, 2023	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$7	$—	$(2)	$5
Undesignated	—	95	—	(19)	76
Available-for-sale securities (current)	—	15	—	—	15
Other Assets:
Available-for-sale securities (non-current)	—	59	30	—	89
Deferred compensation assets	27	375	—	—	402
Total assets	$27	$551	$30	$(21)	$587
Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$27	$—	$(27)	$—
Undesignated	—	126	—	(107)	19
Total liabilities	$—	$153	$—	$(134)	$19
(a) Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. Additionally, at June 29, 2024, and September 30, 2023, we had $39 million and $113 million, respectively, of net cash collateral with various counterparties where master netting arrangements exist and held no cash collateral.
The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Nine Months Ended
	June 29, 2024	July 1, 2023
Balance at beginning of year	$30	$35
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	1	1
Purchases	3	5
Issuances	—	—
Settlements	(5)	(10)
Balance at end of period	$29	$31
Total gains (losses) for the nine month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—
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
Available-for-Sale Securities
Our investments in marketable debt securities are classified as available-for-sale and are reported at fair value based on pricing models and quoted market prices adjusted for credit and non-performance risk. Short-term investments with maturities of less than 12 months are included in Other current assets in the Consolidated Condensed Balance Sheets. All other marketable debt securities are included in Other Assets in the Consolidated Condensed Balance Sheets and have maturities ranging up to 45 years.

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
The following table sets forth our available-for-sale securities’ amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	June 29, 2024			September 30, 2023
	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)
Available-for-sale securities:
Debt securities:
U.S. treasury and agency	$83	$80	$(3)	$79	$74	$(5)
Corporate and asset-backed	29	29	—	31	30	(1)
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
We consider many factors in determining whether a loss is credit-related, including the financial condition and near-term prospects of the issuer, borrower repayment characteristics for asset-backed securities, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no direct write-offs or allowances for credit losses in earnings for the nine months ended June 29, 2024, and July 1, 2023.
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
During the nine months ended June 29, 2024, we recorded a fixed asset impairment charge of $28 million in Cost of Sales in the Consolidated Condensed Statements of Income as a result of our decision to sell our Netherlands facility. The charge was derived using Level 3 inputs and was driven by management's estimate of the potential proceeds from the disposal of the assets. We did not have any other significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the nine months ended June 29, 2024. In the third quarter of fiscal 2023, we recorded goodwill impairment charges of $210 million and $238 million in our Chicken segment and International/Other, respectively.
We had $247 million and $3 million of assets held for sale recorded within Other current assets in the Consolidated Condensed Balance Sheets at June 29, 2024 and September 30, 2023, respectively, primarily consisting of property, plant and equipment and goodwill.

Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	June 29, 2024		September 30, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total debt	$10,416	$11,021	$8,693	$9,506
NOTE 13: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after-tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended						Nine Months Ended
	June 29, 2024			July 1, 2023			June 29, 2024			July 1, 2023
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to interest expense	$—	$—	$—	$—	$—	$—	$1	$—	$1	$1	$—	$1
Unrealized gain (loss)	(16)	4	(12)	—	—	—	(16)	4	(12)	—	—	—

Investments:
Unrealized gain (loss)	1	(1)	—	—	—	—	3	(1)	2	2	—	2

Currency translation:
Translation adjustment(a)	(32)	—	(32)	(35)	—	(35)	(28)	—	(28)	64	—	64

Postretirement benefits:
Unrealized gain (loss)	—	—	—	—	—	—	3	(1)	2	1	—	1
Total other comprehensive income (loss)	$(47)	$3	$(44)	$(35)	$—	$(35)	$(37)	$2	$(35)	$68	$—	$68
(a) Before and after tax translation adjustment for the three months ended June 29, 2024 included $(1) million of Comprehensive Income (Loss) Attributable to Noncontrolling Interests. There was no Comprehensive Income (Loss) Attributable to Noncontrolling Interests included in before and after tax translation adjustment for the nine months ended June 29, 2024.
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
Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Sales:
Beef	$5,241	$4,956	$15,218	$14,296
Pork	1,462	1,324	4,465	4,274
Chicken	4,076	4,212	12,174	12,905
Prepared Foods	2,432	2,383	7,379	7,343
International/Other	582	633	1,744	1,879
Intersegment	(440)	(368)	(1,236)	(1,164)
Total Sales	$13,353	$13,140	$39,744	$39,533

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Operating Income (Loss):
Beef(a)	$(69)	$66	$(310)	$232
Pork(b)	(62)	(74)	(24)	(128)
Chicken(c)	244	(314)	579	(503)
Prepared Foods	203	206	676	705
International/Other(d)	25	(234)	(37)	(238)
Total Operating Income (Loss)	341	(350)	884	68

Total Other (Income) Expense	88	76	267	190

Income (Loss) before Income Taxes	$253	$(426)	$617	$(122)
(a) Beef segment results for the nine months ended June 29, 2024 included a $45 million legal contingency accrual and $41 million of costs related to plant closures recognized in Cost of Sales. Beef segment results for the nine months ended July 1, 2023 included $42 million of insurance proceeds, net of costs incurred, recognized in Cost of Sales.
(b) Pork segment results for the three and nine months ended June 29, 2024 included $39 million and $73 million, respectively, of costs related to plant closures, recognized in Cost of Sales. Additionally, Pork segment results for the three and nine months ended June 29, 2024 included $45 million and $73 million, respectively, related to the recognition of legal contingency accruals, of which the amount recognized in the third quarter of fiscal 2024 was a reduction to Sales and the remainder was recognized in Cost of Sales.

(c) Chicken segment results for the three and nine months ended June 29, 2024 included $2 million and $41 million, respectively, of costs related to plant closures and $5 million of production facility fire costs incurred, net of insurance proceeds, and $19 million of insurance proceeds, net of costs incurred, respectively, recognized in Cost of Sales. Chicken segment results for the three and nine months ended June 29, 2024 included a $56 million legal contingency accrual, recognized in Costs of Sales. Chicken segment results for the three and nine months ended July 1, 2023 included production facility fire insurance proceeds, net of costs incurred, of $22 million and $15 million, respectively, recognized in Cost of Sales, and costs related to plant closures of $15 million and $107 million, respectively, recognized in Cost of Sales. Chicken segment results for the three and nine months ended July 1, 2023 included a charge of $38 million related to the recognition of a legal contingency accrual, recognized as a reduction to Sales, and $210 million of goodwill impairment.
(d) International/Other results for the three and nine months ended June 29, 2024 included $3 million and $83 million, respectively, of costs, net of insurance proceeds, related to a fire at our production facility in the Netherlands and subsequent decision to sell, recognized in Cost of Sales. International/Other results for the three and nine months ended July 1, 2023 included $238 million of goodwill impairment.
The following tables further disaggregate our sales to customers by major distribution channels (in millions):

	Three months ended June 29, 2024
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Total External Customers	Intersegment	Total
Beef	$2,566	$1,318	$707	$541	$5,132	$109	$5,241
Pork	464	141	322	228	1,155	307	1,462
Chicken	1,720	1,567	256	509	4,052	24	4,076
Prepared Foods	1,434	876	58	64	2,432	—	2,432
International/Other	—	—	582	—	582	—	582
Intersegment	—	—	—	—	—	(440)	(440)
Total	$6,184	$3,902	$1,925	$1,342	$13,353	$—	$13,353

	Three months ended July 1, 2023
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Total External Customers	Intersegment	Total
Beef	$2,313	$1,257	$671	$575	$4,816	$140	$4,956
Pork	394	125	294	305	1,118	206	1,324
Chicken	1,823	1,636	264	467	4,190	22	4,212
Prepared Foods	1,396	898	55	34	2,383	—	2,383
International/Other	—	—	633	—	633	—	633
Intersegment	—	—	—	—	—	(368)	(368)
Total	$5,926	$3,916	$1,917	$1,381	$13,140	$—	$13,140

	Nine months ended June 29, 2024
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Total External Customers	Intersegment	Total
Beef	$7,330	$3,920	$2,001	$1,668	$14,919	$299	$15,218
Pork	1,374	379	1,050	797	3,600	865	4,465
Chicken	5,188	4,782	698	1,434	12,102	72	12,174
Prepared Foods	4,336	2,733	168	142	7,379	—	7,379
International/Other	—	—	1,744	—	1,744	—	1,744
Intersegment	—	—	—	—	—	(1,236)	(1,236)
Total	$18,228	$11,814	$5,661	$4,041	$39,744	$—	$39,744

	Nine months ended July 1, 2023
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Total External Customers	Intersegment	Total
Beef	$6,581	$3,577	$1,978	$1,782	$13,918	$378	$14,296
Pork	1,268	356	926	994	3,544	730	4,274
Chicken	5,668	4,902	758	1,521	12,849	56	12,905
Prepared Foods	4,334	2,734	162	113	7,343	—	7,343
International/Other	—	—	1,879	—	1,879	—	1,879
Intersegment	—	—	—	—	—	(1,164)	(1,164)
Total	$17,851	$11,569	$5,703	$4,410	$39,533	$—	$39,533
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
(d) Includes external sales to industrial food processing companies that further process our product to sell to end consumers and any remaining sales not included in the Retail, Foodservice or International categories. For the three and nine months ended June 29, 2024, the Pork segment included a $45 million reduction in Other due to the recognition of a legal contingency accrual. For the three and nine months ended July 1, 2023, the Chicken segment included a $38 million reduction in Other due to the recognition of a legal contingency accrual.
NOTE 15: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of grower loans, which are substantially collateralized by the underlying assets. The remaining terms of the underlying obligations cover periods up to 8 years, and the maximum potential amount of future payments as of June 29, 2024, was not significant. The likelihood of material payments under these guarantees is not considered probable. At June 29, 2024 and September 30, 2023, no significant liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum commitment associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum commitment as of June 29, 2024 was approximately $280 million. The total receivables under these programs were $14 million and $12 million at June 29, 2024 and September 30, 2023, respectively. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Condensed Balance Sheets.
When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. These funds are generally considered restricted cash, which is reported in the Consolidated Condensed Balance Sheets in Other Assets. We had no deposits at June 29, 2024 and September 30, 2023. Additionally, under certain agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At June 29, 2024, the total amount under these types of arrangements totaled $802 million.
Contingencies
In the normal course of business, we are involved in various claims, lawsuits, investigations and legal proceedings, including those specifically identified below. Each quarter, we determine whether to accrue for loss contingencies based on our assessment of whether the potential loss is probable, reasonably possible or remote and to the extent a loss is probable, whether it is reasonably estimable. We record accruals in the Company’s Consolidated Financial Statements for matters that we conclude are probable and the financial impact is reasonably estimable. The Company further determines whether a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable. Regardless of the manner of resolution, frequently the most significant changes in the status of a matter may occur over a short time period, often following a lengthy period of little substantive activity. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters. Listed below are certain claims made against the Company for which the magnitude of the potential exposure could be material to the Company’s Consolidated Financial Statements.

Broiler Antitrust Civil Litigation
Beginning in September 2016, a series of putative federal class action lawsuits styled In re Broiler Chicken Antitrust Litigation (the “Broiler Antitrust Civil Litigation”) were filed in the United States District Court for the Northern District of Illinois against us and certain of our poultry subsidiaries, as well as several other poultry processing companies. The operative complaints, which have been amended throughout the litigation, contain allegations that, among other things, assert that beginning in January 2008, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of broiler chickens in violation of United States antitrust laws. The plaintiffs also allege that the defendants “manipulated and artificially inflated a widely used Broiler price index, the Georgia Dock.” The plaintiffs further allege that the defendants concealed this conduct from the plaintiffs and the members of the putative classes. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. In addition, the complaints on behalf of the putative classes of indirect purchasers include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. Since the original filing, certain putative class members have opted out of the matter and are proceeding with individual direct actions making similar claims, and others may attempt to do so in the future. The first trial in this matter, which involved claims brought by the Direct Purchaser Plaintiff Class and certain direct-action plaintiffs, began on September 12, 2023 and concluded with a jury verdict in favor of the defendant on October 25, 2023. The Company did not participate in the first trial because it had previously settled all of the claims brought by the plaintiffs that participated in that trial. The second scheduled trial in this matter, which was to involve claims brought by the Commercial and Institutional Indirect Purchaser Class, was scheduled to begin in March 2024, but it was cancelled because all claims brought by the Commercial and Institutional Indirect Purchaser Class were resolved before trial. The third scheduled trial in this matter, which will involve claims brought by the End-User Consumer Plaintiff Class, is currently scheduled to begin in September 2024. The Company will not participate in this trial because it has already settled all of the claims brought by the End-User Consumer Plaintiff Class.
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
Government Investigations
U.S. Department of Justice (“DOJ”) Antitrust Division. On June 21, 2019, the DOJ filed a motion to intervene and sought a limited stay of discovery in the Broiler Antitrust Civil Litigation, which the court granted in part. Subsequently, we received a grand jury subpoena from the DOJ seeking additional documents and information related to the chicken industry. On June 2, 2020, a grand jury for the District of Colorado returned an indictment charging four individual executives employed by two other poultry processing companies with a conspiracy to engage in bid-rigging in violation of federal antitrust laws. On June 10, 2020, we announced that we uncovered information in connection with the grand jury subpoena that we had previously self-reported to the DOJ and have been cooperating with the DOJ as part of our application for leniency under the DOJ’s Corporate Leniency Program. Subsequently, the DOJ announced indictments against additional individuals, as well as other poultry processing companies, alleging a conspiracy to fix prices and rig bids for broiler chicken products from at least 2012 until at least early 2019. In August 2021, the Company was granted conditional leniency by the DOJ for the matters we self-reported, which means that provided the Company continues to cooperate with the DOJ, neither the Company nor any of our cooperating employees will face prosecution or criminal fines or penalties. We continue to cooperate with the DOJ in connection with the ongoing federal antitrust investigation.

State Matters. The Offices of the Attorneys General in New Mexico and Alaska have filed complaints against us and certain of our poultry subsidiaries, as well as several other poultry processing companies and Agri Stats, Inc., an information services provider (“Agri Stats”). The complaints are based on allegations similar to those asserted in the Broiler Antitrust Civil Litigation and allege violations of state antitrust, unfair trade practice, and unjust enrichment laws. We are cooperating with various state governmental agencies and officials, including the Offices of the Attorneys General for Florida and Louisiana, investigating or otherwise seeking information, testimony and/or documents, regarding the conduct alleged in the Broiler Antitrust Civil Litigation and related matters. On February 16, 2024, the Company and the State of Alaska filed a stipulation and proposed consent decree reflecting a settlement of the claims against the Company asserted by the Office of the Attorney General of Alaska. The court approved this settlement on April 24, 2024. On April 19, 2024, the Company and the State of New Mexico filed a proposed consent judgment reflecting a settlement of the claims against the Company asserted by the Office of the Attorney General of New Mexico. The Court approved this settlement on July 23, 2024. While the Company believes it has meritorious defenses to the claims that have been made, we believe that these settlements are in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation. The Company recorded an accrual in the fourth quarter of fiscal 2023 for the estimated probable losses that it expects to incur for this matter.
As of June 29, 2024 and September 30, 2023, the legal contingency accrual for claims related to the Broiler Antitrust Civil Litigation matters described above was $92 million and $184 million, respectively. The decrease in the accrual is due to payments made during the first nine months of fiscal 2024. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time.
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
In the third quarter of fiscal 2024, we filed and joined motions for summary judgment that, if successful, would dispose of all claims against us brought by all the plaintiffs in the Pork Antitrust Civil Litigation. While we believe we have strong summary judgment arguments, as well as other valid and meritorious defenses to the claims that have been made in the Pork Antitrust Civil Litigation and the related Attorney General matters, we are exploring the possibility of entering into settlements as a way to avoid the uncertainty, risk, expense and distraction of protracted litigation. We recorded a legal contingency accrual of $45 million in the third quarter of fiscal 2024 as a loss is now probable.

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

On October 31, 2022, a class action complaint was filed on behalf of putative classes of indirect cattle producers against us, Tyson Fresh Meats, and other beef packer defendants in the United States District Court for the District of Kansas. The plaintiffs allege that the defendants engaged in a conspiracy in violation of Section 1 of the Sherman Act, the Packers and Stockyards Act of 1921 and various state unfair competition and consumer protection laws from January 2015 to the present to reduce the price of cows, cattle, calves, steers or heifers by periodically reducing their slaughter volumes so as to reduce demand for fed cattle, curtailing their purchases and slaughters of cash-purchased cattle during those same periods, coordinating their procurement practices for fed cattle settled on a cash basis, importing foreign cattle at a loss so as to reduce domestic demand, and closing and idling plants. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest under state antitrust and consumer protection statutes and the common law of approximately 33 states, as well as declaratory and injunctive relief. The indirect producer litigation is styled Specht et. al. v. Tyson, Inc., et al. In November 2022, the case was transferred and consolidated with In re Cattle and Beef Antitrust Litigation, MDL No. 3031. On February 3, 2023, we moved to dismiss the complaint, and the court granted the motion on August 17, 2023 but later permitted the plaintiffs to amend their complaint. On November 21, 2023, we moved to dismiss the amended complaint, and the court granted the motion on May 28, 2024. The plaintiffs have indicated that they will seek to amend the complaint again. The Company has not recorded any liability for this matter as it does not believe a loss is probable, nor does it believe that a range of possible loss, if any, is reasonably estimable at this time, because the Company believes that it has valid and meritorious defenses against the allegations and because the classes have not yet been defined or certified by the court.
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
We received a subpoena dated April 21, 2022 from the New York Attorney General’s Bureau of Consumer Frauds & Protection seeking information regarding our sales, prices and production costs of beef, pork and chicken products. After we had made an initial production of information, we were unable to agree with the New York Attorney General's office on the appropriate scope of the subpoena. Following initial litigation on the scope of the subpoena, we produced documents responsive to the subpoena.
Wage Rate Litigation
On August 30, 2019, a putative class of non-supervisory production and maintenance employees at chicken processing plants in the continental United States filed class action complaints against us and certain of our subsidiaries, as well as several other poultry processing companies, in the United States District Court for the District of Maryland. The plaintiffs allege that the defendants directly and through a wage survey and benchmarking service exchanged information regarding labor rates in an effort to depress and fix the rates of wages for non-supervisory production and maintenance workers in violation of federal antitrust laws. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. Additional lawsuits making similar allegations were consolidated including an amended consolidated complaint containing additional allegations concerning turkey processing plants naming additional defendants. We moved to dismiss the amended consolidated complaint. On September 16, 2020, the court dismissed claims against us and certain other defendants without prejudice because the complaint improperly grouped together corporate subsidiaries. The court otherwise denied the defendants’ motions to dismiss and sustained claims based on alleged conspiracies to fix wages and exchange information against five other defendants. The plaintiffs filed a second amended consolidated complaint on November 2, 2020. We moved to dismiss the complaint on December 18, 2020 based on a lack of standing to assert claims on behalf of the purported class. The court denied the motion to dismiss on March 10, 2021. On February 16, 2022, the plaintiffs filed a third amended consolidated complaint naming additional poultry processors as defendants and expanding the scope of the claims to include employees at hatcheries and feed mills. We moved to dismiss the claims related to hatchery and feed mill employees. The court denied the motion to dismiss on July 19, 2022. On May 10, 2024 and June 3, 2024, the Company participated in mediation with the putative class plaintiffs. Following the mediation, on June 14, 2024, the Company reached an agreement in principle with the putative class plaintiffs to settle all claims in the case for an aggregate amount of $115.5 million. As a result, we recorded an increase to our legal contingency accrual of $56 million in the third quarter of fiscal 2024. This agreement in principle remains subject to court approval. While we believe we have valid and meritorious defenses against the allegations, we believe that the proposed settlement is in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation. As of June 29, 2024 and September 30, 2023, the legal contingency accrual for claims related to this matter was $116 million and $60 million, respectively.
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
On December 22, 2023, after a mediation between the parties, the Company and the putative class plaintiffs reached an in-principle agreement to settle. While we believe we have valid and meritorious defenses against the allegations, we believe that the proposed settlement is in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation. Under the terms of the proposed settlement, the Company agreed to pay the putative class an aggregate amount of $72.5 million. The settlement agreement remains subject to court approval. If the court grants final approval to the settlement, it will completely resolve all claims made against the Company in this matter. In the first quarter of fiscal 2024, the Company recorded an accrual for the $72.5 million proposed settlement which remains accrued as of June 29, 2024.
Other Matters
Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (“NLRC”) from 1998 through July 1999. The complaint was filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines in 1995 by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In late 2004, a labor arbiter ruled against the respondents and awarded the complainants approximately $59 million in damages and fees. From 2004 through 2014, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. On December 15, 2016, we learned that the NLRC rendered its decision on November 29, 2016, regarding the respondents’ appeals from the labor arbiter’s 2004 ruling in favor of the complainants. The NLRC increased the award for 4,922 of the total 5,984 complainants to approximately $254 million. However, the NLRC approved a prior settlement reached with the group comprising approximately 18% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company agreed to pay each settling complainant approximately $1,200. The parties filed numerous appeals, motions for reconsideration and petitions for review related to the NLRC award and settlement payment. The Court of Appeals subsequently vacated the NLRC’s award on April 12, 2018. Complainants have filed motions for reconsideration with the Court of Appeals which were denied. Claimants have since filed petitions for writ of certiorari with the Supreme Court of the Philippines, which has been accepted. The Company continues to maintain an accrual in an immaterial amount for estimated probable losses for this matter in the Company’s Consolidated Financial Statements. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time.
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
Overview
General
Sales increased in the third quarter and in the first nine months of fiscal 2024 driven by increased sales in our Beef, Pork and Prepared Foods segments, partially offset by decreased sales in our Chicken segment. We recorded operating income of $341 million for the third quarter of fiscal 2024 as compared to an operating loss of $350 million in the third quarter of fiscal 2023 primarily driven by higher operating income in our Chicken segment and International/Other, partially offset by lower operating income in our Beef segment. During the third quarter and first nine months of fiscal 2024, we incurred higher performance-based compensation costs of $89 million and $308 million, respectively, driven by improved consolidated results. Due to the nature of our performance-based compensation plans, our segments were primarily impacted based on their relative number of eligible team members, and thus, our Chicken and Prepared Foods segments incurred a greater proportion of the total costs.
Additionally, in the third quarter of fiscal 2024, our operating income was impacted by $101 million in legal contingency accruals and $41 million in plant closure charges. In the third quarter of fiscal 2023, our operating income was impacted by $448 million of goodwill impairment charges, $50 million of restructuring and related charges, $15 million in plant closures charges, a $38 million legal contingency accrual, and benefited from $22 million of insurance proceeds, net of costs incurred associated with a production facility fire. We recorded operating income of $884 million for the first nine months of fiscal 2024 as compared to operating income of $68 million for the first nine months of fiscal 2023 primarily driven by higher operating income in our Chicken and Pork segments and International/Other, partially offset by lower operating income in our Beef segment. In the first nine months of fiscal 2024, our operating income was impacted by $174 million in legal contingency accruals, $155 million of plant closure charges, $83 million of costs related to a production facility fire in the Netherlands and the subsequent decision to sell the facility and $31 million of restructuring and related charges, partially offset by the benefit of $19 million of insurance proceeds, net of costs incurred related to facility fires. In the nine months ended July 1, 2023, our operating income was impacted by $448 million of goodwill impairment charges, $107 million in plant closures charges, $93 million of restructuring and related charges, and a $38 million legal contingency accrual and benefited from $57 million of insurance proceeds net of costs, related to facility fires.
Market Environment
According to the United States Department of Agriculture, domestic protein production (beef, pork, chicken and turkey) increased slightly in the third quarter of fiscal 2024 as compared to the same period in fiscal 2023. The Beef segment experienced limited supply of market-ready cattle in the third quarter of fiscal 2024 as well as increased cattle costs. Additionally, uncertainty exists regarding the timing of the anticipated cattle herd rebuilding. The Pork segment experienced sufficient supply and increased hog costs. The Chicken segment experienced reduced feed ingredient costs. The Prepared Foods segment is currently experiencing increased raw material costs primarily due to higher meat costs. Additionally, the conflict between Ukraine and Russia has led to economic sanctions against Russia and certain regions of Ukraine and Belarus. However, the conflict is still ongoing and there are many risks and uncertainties in relation to the conflict that are outside of our control. Furthermore, during fiscal 2024, the ongoing conflict in the Middle East escalated and created economic and political uncertainty within the region. As of June 29, 2024, the impact of these conflicts have not had a material direct impact on our financial performance. If these conflicts escalate further, impact additional regions or countries, or have additional economic sanctions imposed, it could have a material impact on our business operations and financial performance.
The Federal Reserve has increased interest rates, and may continue to increase interest rates or maintain elevated interest rates in the near term. Our direct exposure to elevated interest rates is somewhat tempered given our strong liquidity position in addition to our current debt structure in which most of our borrowings have fixed interest rates. At June 29, 2024, we had $4.8 billion of liquidity and our current debt was $1.3 billion, which we intend to repay with the remaining proceeds from our $1.5 billion of senior notes issued in March 2024. Should we need to issue additional debt or borrow under our existing revolving credit facility, we may be exposed to higher interest rates than our current outstanding borrowings.
Margins
Our total operating margin was 2.6% in the third quarter of fiscal 2024. Operating margins by segment were as follows:
•Beef – (1.3)%
•Pork – (4.2)%
•Chicken – 6.0%
•Prepared Foods – 8.3%
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

In the fourth quarter of fiscal 2022, the Company approved a restructuring program, the 2022 Program, which is expected to improve business performance, increase collaboration, enhance team member agility, enable faster decision-making and reduce redundancies. We recognized $50 million of pretax charges in the three months ended July 1, 2023, and $31 million and $93 million of pretax charges in the nine months ended June 29, 2024 and July 1, 2023, respectively, associated with the 2022 Program consisting of severance related costs, relocation and related costs, accelerated depreciation, contract and lease termination and professional and other fees. The Company currently anticipates the 2022 Program will result in cumulative pretax charges of approximately $225 million. As the Company continues to evaluate its business strategies and long-term growth targets, additional restructuring activities may occur. The following tables set forth the pretax impact of restructuring and related charges in the Consolidated Condensed Statements of Income and the pretax impact by our reportable segments. For further description refer to Part I, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 6: Restructuring and Related Charges (in millions).

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Cost of Sales	$—	$19	$—	$23
Selling, General and Administrative	—	31	31	70
Total Restructuring and related charges, pretax	$—	$50	$31	$93

	Three Months Ended		Nine Months Ended		2022 Program charges to date	Total estimated
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023	June 29, 2024	2022 Program charges
Beef	$—	$13	$4	$26	$53	$54
Pork	—	4	1	8	17	17
Chicken	—	10	2	11	24	25
Prepared Foods	—	14	24	33	109	111
International/Other	—	9	—	15	18	18
Total Restructuring and related charges, pretax	$—	$50	$31	$93	$221	$225
Summary of Results
Sales

in millions	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Sales	$13,353	$13,140	$39,744	$39,533
Change in sales volume	1.1%		(0.1)%
Change in average sales price	0.6%		0.7%
Sales growth	1.6%		0.5%
Third quarter – Fiscal 2024 vs Fiscal 2023
•Sales Volume – Sales were positively impacted by an increase in sales volume, which accounted for a $142 million increase in sales driven by increased sales volume in our Beef, Pork and Prepared Foods segments, partially offset by decreased sales volume in our Chicken segment.
•Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $78 million, driven by increased pricing in our Beef and Pork segments, partially offset by lower average sales prices in our Chicken segment.
◦The above changes in average sales price exclude a $45 million and $38 million reduction of Sales from the recognition of legal contingency accruals in the third quarter of fiscal 2024 and 2023, respectively.
Nine months – Fiscal 2024 vs Fiscal 2023
•Sales Volume – Sales were negatively impacted by a decrease in sales volume, which accounted for a $53 million decrease in sales driven by decreased sales volume in our Chicken segment, partially offset by increased sales volume in our Beef, Pork and Prepared Foods segments.
•Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $271 million, driven by increased pricing in our Beef and Pork segments, partially offset by lower average sales prices in our Chicken and Prepared Foods segments.

◦The above changes in average sales price exclude a $45 million and $38 million reduction of Sales from the recognition of legal contingency accruals for the nine months ended June 29, 2024 and July 1, 2023, respectively.
Cost of Sales

in millions	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Cost of sales	$12,475	$12,463	$37,177	$37,361
Gross profit	878	677	2,567	2,172
Cost of sales as a percentage of sales	93.4%	94.8%	93.5%	94.5%
Third quarter – Fiscal 2024 vs Fiscal 2023
•Cost of sales increased $12 million. Higher sales volume increased cost of sales by $133 million while lower input cost per pound decreased cost of sales by $121 million.
•The $121 million impact of lower input cost per pound was impacted by:
•Decrease of approximately $305 million in our Chicken segment related to decreased feed ingredient costs.
•Decrease due to net derivative gains of $6 million in the third quarter of fiscal 2024, compared to net derivative losses of $89 million in the third quarter of fiscal 2023 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.
•Decrease in freight and transportation costs of approximately $60 million.
•Decrease of $19 million in restructuring and related costs.
•Increase in cattle costs of approximately $240 million in our Beef segment.
•Increase in hog costs of approximately $110 million in our Pork segment.
•Increase of $56 million related to the recognition of a legal contingency accrual in our Chicken segment.
•Increase in performance-based compensation costs of $27 million.
•Increase in raw material and other input costs of approximately $35 million in our Prepared Foods segment.
•Increase of $27 million in our Chicken segment from insurance proceeds, net of costs, related to a production facility fire in the fourth quarter of fiscal 2021.
•Increase of $26 million due to costs associated with plant closures.
•Remaining decrease in costs across all of our segments primarily driven by net impacts on average cost per pound from mix changes in addition to savings from our productivity program.
Nine months – Fiscal 2024 vs Fiscal 2023
•Cost of sales decreased $184 million. Lower sales volume decreased cost of sales by $51 million while lower input cost per pound decreased cost of sales by $133 million.
•The $133 million impact of lower input cost per pound was impacted by:
•Decrease of approximately $665 million in our Chicken segment related to decreased feed ingredient costs.
•Decrease in freight and transportation costs of approximately $230 million.
•Decrease in hog costs of approximately $70 million in our Pork segment.
•Decrease due to net derivative losses of $45 million in the first nine months of fiscal 2024, compared to net derivative losses of $98 million in the first nine months of fiscal 2023 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.
•Decrease in raw material and other input costs of approximately $40 million in our Prepared Foods segment.
•Decrease of $23 million in restructuring and related costs.
•Increase in cattle costs of approximately $1,140 million in our Beef segment.
•Increase in performance-based compensation costs of $140 million.
•Increase of $129 million related to the recognition of legal contingency accruals in our Beef, Pork and Chicken segments.
•Increase of $83 million in International/Other from costs related to a production facility fire in the Netherlands and subsequent decision to sell the facility.
•Increase of $48 million due to costs associated with plant closures.

•Increase of $42 million in our Beef segment from insurance proceeds received in the first quarter of fiscal 2023 related to the fire at our production facility in the fourth quarter of fiscal 2019.
•Remaining decrease in costs across all of our segments primarily driven by net impacts on average cost per pound from mix changes in addition to savings from our productivity program.
Selling, General and Administrative

in millions	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Selling, general and administrative expense	$537	$579	$1,683	$1,656
As a percentage of sales	4.0%	4.4%	4.2%	4.2%
Third quarter – Fiscal 2024 vs Fiscal 2023
•Decrease of $42 million in selling, general and administrative was primarily driven by:
•Decrease of $45 million in marketing, advertising and promotion expenses.
•Decrease of $31 million in restructuring and related costs.
•Decrease of $7 million in rent expense.
•Increase of $51 million in team member costs including $62 million in performance-based compensation partially offset by a decrease of $11 million in all other team member costs.
Nine months – Fiscal 2024 vs Fiscal 2023
•Increase of $27 million in selling, general and administrative was primarily driven by:
•Increase of $125 million in team member costs including $168 million in performance-based compensation partially offset by a decrease of $43 million in all other team member costs.
•Decrease of $53 million in marketing, advertising and promotion expenses.
•Decrease of $39 million in restructuring and related costs.
Goodwill Impairment

in millions	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Goodwill Impairment	$—	$448	$—	$448
Third quarter and nine months – Fiscal 2024 vs Fiscal 2023
•We recorded a $448 million goodwill impairment charge in the third quarter of fiscal 2023.
Interest (Income) Expense

in millions	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Interest income	$(36)	$(6)	$(60)	$(22)
Interest expense	135	89	351	262
Third quarter and nine months – Fiscal 2024 vs Fiscal 2023
•The increase in interest income for the three and nine months ended June 29, 2024 was primarily due to higher cash and cash equivalents held and increased interest rates.
•The increase in interest expense for the three and nine months ended June 29, 2024 was primarily due to interest expense related to our recently issued 5.40% 2029 Notes and 5.70% 2034 Notes and interest expense on the balance of our term loan facilities.
Other (Income) Expense, net

in millions	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Total other (income) expense, net	$(11)	$(7)	$(24)	$(50)

Third quarter and nine months – Fiscal 2024
•Included $19 million and $22 million of joint venture earnings in the third quarter and the first nine months of fiscal 2024, respectively, offset by $9 million and $4 million of foreign exchange losses in the third quarter and the first nine months of fiscal 2024, respectively. Additionally, included $14 million of income related to an amendment of a postretirement benefit plan in the first nine months of fiscal 2024.
Third quarter and nine months– Fiscal 2023
•Included $22 million of production facilities fire insurance proceeds offset by $7 million of foreign exchange losses in the third quarter of fiscal 2023. Included $22 million of foreign exchange gains and $16 million of joint venture earnings in the first nine months of fiscal 2023.
Effective Tax Rate

Three Months Ended		Nine Months Ended
June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
22.9%	(1.8)%	25.9%	(67.9)%
Third quarter – Fiscal 2024 vs Fiscal 2023
•The third quarter of fiscal 2024 was impacted by increased foreign losses, offset by a $9 million benefit related to the remeasurement of deferred income taxes, primarily due to legislation decreasing state tax rates enacted in the third quarter.
•In both periods, the effective tax rates were impacted by state taxes and various tax benefits; however, tax benefits increase the effective tax rate in a period of pretax loss and decrease the effective tax rate in a period of pretax income.
•The fiscal 2023 third quarter effective tax rate was impacted by a $448 million non-deductible goodwill impairment.
Nine months – Fiscal 2024 vs Fiscal 2023
•The first nine months of fiscal 2024 was impacted by increased foreign losses, partially offset by a $9 million benefit related to the remeasurement of deferred income taxes, primarily due to legislation decreasing state tax rates enacted in the third quarter.
•The percentage impacts of items on the effective tax rate were greater in fiscal 2023 due to the level of pretax income (loss) in fiscal 2023 compared to fiscal 2024.
•In both periods, the effective tax rates were impacted by state taxes and various tax benefits; however, tax benefits increase the effective tax rate in a period of pretax loss and decrease the effective tax rate in a period of pretax income.
•The effective tax rate for the first nine months of fiscal 2023 was impacted by a $448 million non-deductible goodwill impairment.
Net Income (Loss) Attributable to Tyson

in millions, except per share data	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income (loss) attributable to Tyson	$191	$(417)	$443	$(198)
Net income (loss) attributable to Tyson – per diluted share	0.54	(1.18)	1.25	(0.56)
Third quarter – Fiscal 2024 – Net income (loss) attributable to Tyson included the following items:
•$101 million pretax, or ($0.22) per diluted share, related to the recognition of legal contingency accruals.
•$41 million pretax, or ($0.09) per diluted share, of charges related to plant closures.
•$5 million pretax, or ($0.01) per diluted share, of production facilities fire costs incurred, net of insurance proceeds.
•$3 million pretax, or ($0.01) per diluted share, of charges related to a production facility fire in the Netherlands and our subsequent decision to sell the facility.
Nine months – Fiscal 2024 – Net income (loss) attributable to Tyson included the following items:
•$174 million pretax, or ($0.38) per diluted share, related to the recognition of legal contingency accruals.
•$155 million pretax, or ($0.31) per diluted share, of charges related to plant closures.
•$83 million pretax, or ($0.23) per diluted share, of charges related to a production facility fire in the Netherlands and our subsequent decision to sell the facility.
•$31 million pretax, or ($0.06) per diluted share, of restructuring and related charges.
•$22 million pretax, or $0.05 per diluted share, of production facilities fire insurance proceeds, net of costs incurred.
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

in millions	Sales
	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Beef	$5,241	$4,956	$15,218	$14,296
Pork	1,462	1,324	4,465	4,274
Chicken	4,076	4,212	12,174	12,905
Prepared Foods	2,432	2,383	7,379	7,343
International/Other	582	633	1,744	1,879
Intersegment sales	(440)	(368)	(1,236)	(1,164)
Total	$13,353	$13,140	$39,744	$39,533

in millions	Operating Income (Loss)
	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Beef(a)	$(69)	$66	$(310)	$232
Pork(b)	(62)	(74)	(24)	(128)
Chicken(c)	244	(314)	579	(503)
Prepared Foods	203	206	676	705
International/Other(d)	25	(234)	(37)	(238)
Total	$341	$(350)	$884	$68
(a) Beef segment results for the nine months ended June 29, 2024 included a $45 million legal contingency accrual and $41 million of costs related to plant closures. Beef segment results for the nine months ended July 1, 2023 included $42 million of insurance proceeds, net of costs incurred.
(b) Pork segment results for the three and nine months ended June 29, 2024 included $39 million and $73 million, respectively, of costs related to plant closures. Additionally, Pork segment results for the three and nine months ended June 29, 2024 included $45 million and $73 million, respectively, related to the recognition of legal contingency accruals.
(c) Chicken segment results for the three and nine months ended June 29, 2024 included $2 million and $41 million, respectively, of costs related to plant closures and $5 million of production facility fire costs incurred, net of insurance proceeds, and $19 million of insurance proceeds, net of costs incurred, respectively. Chicken segment results for the three and nine months ended June 29, 2024 also included a $56 million legal contingency accrual. Chicken segment results for the three and nine months ended July 1, 2023 included production facility fire insurance proceeds, net of costs incurred, of $22 million and $15 million, respectively, and costs related to plant closures of $15 million and $107 million, respectively. Chicken segment results for the three and nine months ended July 1, 2023 also included a charge of $38 million related to the recognition of a legal contingency accrual, and $210 million of goodwill impairment.
(d) International/Other results for the three and nine months ended June 29, 2024 included $3 million and $83 million, respectively, of costs, net of insurance proceeds, related to a fire at our production facility in the Netherlands and subsequent decision to sell.

Beef Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 29, 2024	July 1, 2023	Change	June 29, 2024	July 1, 2023	Change
Sales	$5,241	$4,956	$285	$15,218	$14,296	$922
Sales volume change			4.4%			0.9%
Average sales price change			1.4%			5.5%
Operating income (loss)	$(69)	$66	$(135)	$(310)	$232	$(542)
Operating margin	(1.3)%	1.3%		(2.0)%	1.6%
Third quarter and nine months – Fiscal 2024 vs Fiscal 2023
•Sales Volume - Sales volume increased in the third quarter and the first nine months of fiscal 2024 primarily due to higher average carcass weights.
•Average Sales Price - Average sales price increased in the third quarter due to increased demand, and in the first nine months of fiscal 2024 due to increased input costs and increased demand.
•Operating Income (Loss) - Operating income decreased in the third quarter of fiscal 2024 primarily due to compressed beef margins. Operating income decreased in the first nine months of fiscal 2024 primarily due to compressed beef margins, recognition of a legal contingency accrual and plant closure costs in fiscal 2024, and insurance proceeds in fiscal 2023 related to a fire at a production facility in 2019.
Pork Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 29, 2024	July 1, 2023	Change	June 29, 2024	July 1, 2023	Change
Sales	$1,462	$1,324	$138	$4,465	$4,274	$191
Sales volume change			1.2%			4.0%
Average sales price change			12.6%			1.5%
Operating income (loss)	$(62)	$(74)	$12	$(24)	$(128)	$104
Operating margin	(4.2)%	(5.6)%		(0.5)%	(3.0)%
Third quarter and nine months – Fiscal 2024 vs Fiscal 2023
•Sales Volume - Sales volume increased in the third quarter and the first nine months of fiscal 2024 due to improved market conditions and increased domestic availability of market-ready hogs.
•Average Sales Price - Average sales price increased in the third quarter and the first nine months of fiscal 2024 due to improved demand. The change in average sales price excludes a $45 million reduction of Sales from the recognition of a legal contingency accrual recorded in the third quarter of fiscal 2024.
•Operating Income (Loss) - Operating income increased in the third quarter and the first nine months of fiscal 2024 primarily due to higher pork margins, improved results in our live hog operations and lapping the impacts of a production facility fire in the third quarter of fiscal 2023, partially offset by the recognition of legal contingency accruals and plant closure costs in fiscal 2024.
Chicken Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 29, 2024	July 1, 2023	Change	June 29, 2024	July 1, 2023	Change
Sales	$4,076	$4,212	$(136)	$12,174	$12,905	$(731)
Sales volume change			(0.4)%			(2.7)%
Average sales price change			(3.7)%			(3.2)%
Operating income (loss)	$244	$(314)	$558	$579	$(503)	$1,082
Operating margin	6.0%	(7.5)%		4.8%	(3.9)%
Third quarter and nine months – Fiscal 2024 vs Fiscal 2023
•Sales Volume - Sales volume decreased in the third quarter and first nine months of fiscal 2024 primarily due to reduced domestic production.
•Average Sales Price - Average sales price decreased in the third quarter and the first nine months of fiscal 2024 due to the impact of lower input costs. The change in average sales price excludes a $38 million reduction of Sales from the recognition of a legal contingency accrual recorded in the third quarter of fiscal 2023.

•Operating Income (Loss) - Operating income increased in the third quarter of fiscal 2024 primarily due to improved operational efficiencies, a goodwill impairment charge recorded in fiscal 2023 and $63 million of reduced net derivative losses, partially offset by lower average sales price and reduced insurance proceeds, net of costs incurred associated with a production facility fire in the fourth quarter of fiscal 2021. Operating income increased in the first nine months of fiscal 2024 primarily due to improved operational efficiencies, a goodwill impairment charge incurred in fiscal 2023 and lower plant closure charges, partially offset by lower average sales price. Additionally, we experienced lower feed ingredient costs of $305 million and $665 million in the third quarter and the first nine months of fiscal 2024, respectively.
Prepared Foods Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 29, 2024	July 1, 2023	Change	June 29, 2024	July 1, 2023	Change
Sales	$2,432	$2,383	$49	$7,379	$7,343	$36
Sales volume change			2.0%			1.7%
Average sales price change			0.1%			(1.2)%
Operating income	$203	$206	$(3)	$676	$705	$(29)
Operating margin	8.3%	8.6%		9.2%	9.6%
Third quarter and nine months – Fiscal 2024 vs Fiscal 2023
•Sales Volume – Sales volume increase in the third quarter of fiscal 2024 was primarily from the foodservice channel offset by reduced sales from the retail channel. Sales volume increased for the first nine months of fiscal 2024 due to the acquisition of Williams Sausage Company in the third quarter of 2023 and increased sales in the foodservice channel.
•Average Sales Price – Average sales price was relatively flat in the third quarter and decreased in the first nine months of fiscal 2024 primarily due to sales mix.
•Operating Income – Operating income decreased slightly in the third quarter as increased raw material costs were largely offset by reduced marketing, advertising and promotional spend. Operating income decreased for the first nine months of fiscal 2024 partially due to lower average sales price which was largely offset by reduced raw materials costs in the first half of the year.
International/Other Results

in millions	Three Months Ended			Nine Months Ended
	June 29, 2024	July 1, 2023	Change	June 29, 2024	July 1, 2023	Change
Sales	$582	$633	$(51)	$1,744	$1,879	$(135)
Operating income (loss)	25	(234)	259	(37)	(238)	201
Third quarter and nine months – Fiscal 2024 vs Fiscal 2023
•Sales – Sales decreased in the third quarter and the first nine months of fiscal 2024 due to lower average sales price and the impact of the production facility fire in the Netherlands partially offset by increased volumes in the other regions.
•Operating Income (Loss) – Operating income increased primarily due to a goodwill impairment charge recorded in the third quarter of fiscal 2023 partially offset by charges related to a production facility fire in the first quarter of fiscal 2024 and the subsequent decision to sell the facility.
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

Cash Flows from Operating Activities

in millions	Nine Months Ended
	June 29, 2024	July 1, 2023
Net income (loss)	$458	$(206)
Non-cash items in net income	1,250	1,537
Net changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	73	176
(Increase) decrease in inventories	249	138
Increase (decrease) in accounts payable	(252)	(107)
Increase (decrease) in income taxes payable/receivable	(20)	145
Net changes in other operating assets and liabilities	215	(254)
Net cash provided by operating activities	$1,973	$1,429
•Non-cash items in net income primarily included depreciation and amortization of $1,082 million and $943 million for the nine months ended June 29, 2024 and July 1, 2023, respectively, and a $448 million goodwill impairment for the nine months ended July 1, 2023.
•Cash provided by operating activities for the first nine months of fiscal 2024 was $2.0 billion, an increase of $544 million compared to the first nine months of fiscal 2023, due to $377 million of higher earnings, net of non-cash items, and a $167 million increase in cash provided by the net changes in operating assets and liabilities which was primarily impacted by:
•An increase of $469 million due to an increase of $215 million in the net changes in other operating assets and liabilities in the first nine months of fiscal 2024, compared to a decrease of $254 million in fiscal 2023, primarily driven by performance-based compensation.
•An increase of $111 million due to a decrease in inventory of $249 million in the first nine months of fiscal 2024, compared to a decrease of $138 million in the first nine months of fiscal 2023, primarily driven by decreased average cost of inventory and lower volume of livestock.
•Partially offset by:
•A decrease of $165 million due to a decrease in income taxes payable/receivable of $20 million during the first nine months of fiscal 2024, compared to an increase of $145 million in the first nine months of fiscal 2023 due to an increase in taxable income and a tax refund received in the first nine months of fiscal 2023 related to fiscal 2022.
•A decrease of $145 million due to a decrease in accounts payable of $252 million during the first nine months of fiscal 2024, compared to a decrease of $107 million in the first nine months of fiscal 2023, primarily due to lower input costs and decrease in days payables outstanding.
•A decrease of $103 million due to a decrease in accounts receivable of $73 million in the first nine months of fiscal 2024, compared to a decrease of $176 million in the first nine months of fiscal 2023. The reduced decline in accounts receivable was primarily due to level of sales in the last few weeks of each quarter end.
Cash Flows from Investing Activities

in millions	Nine Months Ended
	June 29, 2024	July 1, 2023
Additions to property, plant and equipment	$(884)	$(1,564)
Proceeds from sale of (purchases of) marketable securities, net	(2)	(1)
Acquisition, net of cash acquired	—	(262)
Acquisition of equity investments	(28)	(50)
Other, net	60	5
Net cash used for investing activities	$(854)	$(1,872)
•Additions to property, plant and equipment included spending for production growth, safety and animal well-being, new equipment, infrastructure replacements and upgrades to maintain competitive standing and position us for future opportunities.
•We expect capital expenditures between $1.2 billion and $1.3 billion for fiscal 2024. Capital expenditures include investments in profit improvement projects as well as projects for maintenance and repair. This includes completion of capacity expansion projects as well as new equipment, automation technology and processes for product innovation.

•Acquisition, net of cash acquired for the nine months ended July 1, 2023 included $223 million, net of cash acquired, for the acquisition of Williams Sausage Company and $39 million for the 60% equity stake in Supreme Foods Processing Company, a producer and distributor of value-added and cooked chicken and beef products.
Cash Flows from Financing Activities

in millions	Nine Months Ended
	June 29, 2024	July 1, 2023
Proceeds from issuance of debt	$2,391	$1,117
Payments on debt	(347)	(175)
Proceeds from issuance of commercial paper	1,649	7,015
Repayments of commercial paper	(2,240)	(7,015)
Purchases of Tyson Class A common stock	(44)	(343)
Dividends	(513)	(503)
Stock options exercised	9	10
Other, net	(22)	(5)
Net cash provided by financing activities	$883	$101
•During the first nine months of fiscal 2024, proceeds from issuance of debt included $750 million of proceeds from the term loan facility due May 2028, $600 million of proceeds from the 5.40% 2029 Notes, and $900 million from the 5.70% 2034 Notes.
•Payments on debt during the nine months ended June 29, 2024 included a payment of $250 million on our term loan facility due May 2026.
•Purchases of Tyson Class A stock included:
•$300 million of cash paid for shares repurchased pursuant to our share repurchase program during the nine months ended July 1, 2023.
•$44 million and $43 million of shares repurchased to fund certain obligations under our equity compensation programs during the nine months ended June 29, 2024 and July 1, 2023, respectively.
•Dividends paid during the nine months ended June 29, 2024 reflected a 2% increase to our fiscal 2023 quarterly dividend rate.
Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available at June 29, 2024
Cash and cash equivalents					$2,569
Short-term investments					13
Revolving credit facility	September 2026	$2,250	—	—	2,250
Commercial paper					—
Total liquidity					$4,832
•Liquidity includes cash and cash equivalents, short-term investments and availability under our revolving credit, less the outstanding commercial paper balance.
•At June 29, 2024, we had current debt of $1,320 million, which we intend to pay with our existing cash balance, cash generated from our operating activities and other existing or new liquidity sources.
•The revolving credit facility supports our short-term funding needs and also serves to backstop our commercial paper program. We had no borrowings under the revolving credit facility during the nine months ended June 29, 2024. Under the terms of the facility, we have the option to establish incremental commitment increases of up to $500 million if certain conditions are met.
•We expect net interest expense to approximate $395 million for fiscal 2024.
•Our current ratio was 1.8 to 1 at June 29, 2024 and 1.3 to 1 at September 30, 2023. The increase in fiscal 2024 is primarily due to increased cash and cash equivalents and decreased current debt.

•At June 29, 2024, approximately $683 million of our cash was held in the accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. We manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. We intend to repatriate excess cash (net of applicable withholding taxes) not subject to regulatory requirements and to indefinitely reinvest outside of the United States the remainder of cash held by foreign subsidiaries. We do not expect the regulatory restrictions or taxes on repatriation to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.
Capital Resources
Credit Facility
Cash flows from operating activities and cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $2.25 billion, to provide additional liquidity for working capital needs and to backstop our commercial paper program.
At June 29, 2024, amounts available for borrowing under our revolving credit facility totaled $2.25 billion. Our revolving credit facility is funded by a syndicate of 20 banks, with commitments ranging from $35 million to $175 million per bank.
Commercial Paper Program
Our commercial paper program provides a low-cost source of borrowing to fund general corporate purposes including working capital requirements. The maximum borrowing capacity under the commercial paper program is $1.5 billion. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. As of June 29, 2024, we had no commercial paper outstanding under this program. Our ability to access commercial paper in the future may be limited or its costs increased.
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

We were in compliance with all debt covenants at June 29, 2024, and we expect that we will maintain compliance.
RECENTLY ISSUED/ADOPTED ACCOUNTING PRONOUNCEMENTS
Refer to the discussion of recently issued/adopted accounting pronouncements under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies.
CRITICAL ACCOUNTING ESTIMATES
We consider accounting policies related to: contingent liabilities; revenue recognition; accrued self-insurance; defined benefit pension plans; impairment of long-lived assets and definite life intangibles; impairment of goodwill and indefinite life intangible assets; business combinations; and income taxes to be critical accounting estimates. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Refer to Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies, for updates to our significant accounting policies during the nine months ended June 29, 2024. These critical accounting policies require us to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes.
Our qualitative assessment for the first three quarters of fiscal 2024 did not indicate that it was more likely than not the fair value of any of our reporting units or indefinite lived intangibles was less than the carrying amount, and as such, no quantitative test was deemed necessary. We consider reporting units and indefinite lived intangibles that have 20% or less excess fair value over carrying amount to have a heightened risk of impairment. The following reporting units and indefinite lived intangibles were considered at heightened risk of impairment as of the date of the most recent estimated fair value determination, which was in the fourth quarter of fiscal 2023: our Chicken segment reporting units, our Beef reporting unit and our Pork reporting unit with goodwill totaling $3.1 billion, $0.3 billion and $0.4 billion, respectively, and two Prepared Foods brands with carrying values of $0.5 billion and $0.3 billion.
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
Commodities Risk
We purchase certain commodities, such as grains and livestock, during normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily forwards and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. We generally do not hedge anticipated transactions beyond 18 months. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of June 29, 2024, and September 30, 2023, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted forward and option prices. The market risk exposure analysis included both derivatives designated as hedge instruments and derivatives not designated as hedge instruments.

Effect of 10% change in fair value		in millions
	June 29, 2024	September 30, 2023
Livestock:
Live Cattle	$11	$68
Lean Hogs	12	10
Grain:
Corn	20	23
Soybean Meal	11	22
Interest Rate Risk
At June 29, 2024, we had variable rate debt of $1,527 million with a weighted average interest rate of 6.8%. A hypothetical 10% increase in interest rates effective at June 29, 2024 would increase annualized interest expense by approximately $10 million.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At June 29, 2024, we had fixed-rate debt of $9,494 million with a weighted average interest rate of 4.7%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% change in interest rates would have changed the fair value of our fixed-rate debt by approximately $244 million at June 29, 2024 and $215 million at September 30, 2023. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
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
Foreign Currency Risk
We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Australian dollar, the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Malaysian ringgit, the Mexican peso, and the Thai baht. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates related to the foreign exchange forward and option contracts would have had a $27 million and $17 million impact on pretax income at June 29, 2024, and September 30, 2023 respectively.
Concentration of Credit Risk
Refer to our market risk disclosures set forth in our Annual Report filed on Form 10-K for the fiscal year ended September 30, 2023, for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)). Based on that evaluation, the CEO and CFO have concluded that, as of June 29, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the quarter ended June 29, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 19, 2005, the Attorney General and the Secretary of the Environment of the State of Oklahoma filed a complaint in the United States District Court for the Northern District of Oklahoma against Tyson Foods, Inc., three subsidiaries and six other poultry integrators. The complaint, which was subsequently amended, asserts a number of state and federal causes of action including, but not limited to, counts under the Comprehensive Environmental Response, Compensation, and Liability Act, Resource Conservation and Recovery Act, and state-law public nuisance theories. Oklahoma alleges that the defendants and certain contract growers who were not joined in the lawsuit polluted the surface waters, groundwater and associated drinking water supplies of the Illinois River Watershed through the land application of poultry litter. Oklahoma’s claims were narrowed through various rulings issued before and during trial and its claims for natural resource damages were dismissed by the district court in a ruling issued on July 22, 2009, which was subsequently affirmed on appeal by the Tenth Circuit Court of Appeals. A non-jury trial of the remaining claims including Oklahoma’s request for injunctive relief began on September 24, 2009. Closing arguments were held on February 11, 2010. On January 18, 2023, the district court entered Findings of Fact and Conclusions of Law in favor of the State of Oklahoma and directed the parties to confer in an attempt to reach an agreement on appropriate remedies by March 17, 2023. On March 17, 2023, the parties received a 90-day extension from the district court and continued to confer on appropriate remedies. On June 12, 2023, the Court ordered the parties to mediation. The parties attended an in-person mediation on October 12, 2023, but were unable to reach a resolution. Defendants subsequently filed a post-trial motion to dismiss, which the court denied on June 26, 2024. The Court ordered the parties to attend a status/scheduling conference.
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the three months ended June 29, 2024.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 31, 2024 to April 27, 2024	107,484	$59.08	—	7,301,400
April 28, 2024 to June 1, 2024	103,213	60.19	—	7,301,400
June 2, 2024 to June 29, 2024	4,422	56.08	—	7,301,400
Total	215,119	$59.55	—	7,301,400
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
(2)We purchased 215,119 shares during the three months ended June 29, 2024 that were not made pursuant to our previously announced stock repurchase program but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 186,401 shares purchased in open market transactions and 28,718 shares withheld to cover required tax withholdings related to the vesting of restricted stock. Shares withheld to cover required tax withholdings related to the vesting of restricted stock do not reduce our total share repurchase authority.
(3)Shares purchased during the three months ended June 29, 2024 pursuant to our previously announced stock repurchase program.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not Applicable.

Item 5.Other Information
Effective August 1, 2024, the Company amended (the “CEO Employment Agreement Amendment”) its employment agreement (the “CEO Employment Agreement”), dated June 2, 2021, with Donnie King, the Company’s President and Chief Executive Officer.
The CEO Employment Agreement Amendment provides, among other things, that Mr. King’s term of employment shall continue until December 31, 2027 unless otherwise renewed or terminated. The CEO Employment Agreement Amendment also provides for an additional equity award of $5 million of restricted stock units and $5 million of performance stock units, which will vest on the third anniversary of the grant date, as determined by the Compensation and Leadership Development Committee. If Mr. King is terminated by the Company without cause or if he terminates his employment for good reason (each as defined in the CEO Employment Agreement, as amended), any outstanding equity awards vest fully per their original vesting schedules, and in addition, the Company will pay Mr. King the equivalent of his base salary and target annual incentive plan payments, in accordance with the Company’s regular payment schedule, until December 31, 2027. If Mr. King is terminated without cause or if he terminates his employment for good reason, the Company will establish a retiree health reimbursement arrangement on his behalf and will continue to permit personal use of Company-owned aircraft for the period of any post-employment service as a member of the Company’s Board of Directors. Under the amended terms, the expiration or non-renewal of the CEO Employment Agreement would be considered an involuntary termination without cause.
The foregoing summary of the CEO Employment Agreement Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the amendment, a copy of which is filed as Exhibit 10.1, and is incorporated herein by reference.
On August 1, 2024, Mikel Durham, a member of the Company’s Board of Directors, notified the Company of her resignation, effective August 9, 2024. A copy of the letter of resignation is furnished as Exhibit 99.1, which shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section. It may only be incorporated by reference into another filing under the Securities Exchange Act of 1934 or the Securities Act of 1933, as amended, if such subsequent filing specifically references Exhibit 99.1 on this Form 10-Q.
Director and Officer Trading Arrangements
None of the Company's directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's quarter ended June 29, 2024.
Item 6.Exhibits
The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibit No.		Exhibit Description

10.1	* **	Amendment to the Employment Agreement, effective as of August 1, 2024, by and between the Company and Donnie King.

31.1	**	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	***	Letter of resignation as a member of the Board of Directors, dated August 1, 2024, from Mikel A. Durham.

101
The following information from our Quarterly Report on Form 10-Q for the quarter ended June 29, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Shareholders' Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104		Cover Page Interactive Data File formatted in iXBRL.

	*	Indicates a management contract or compensatory plan or arrangement.
	**	Filed herewith
	***	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: August 5, 2024	/s/ Curt T. Calaway
Curt T. Calaway
interim Chief Financial Officer

Date: August 5, 2024	/s/ Lori J. Bondar
Lori J. Bondar
Senior Vice President and Chief Accounting Officer