Form 10-K
period 2024-09-28
TYSON FOODS, INC.
filed 2024-11-12
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the fiscal year ended	September 28, 2024

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On March 30, 2024, the aggregate market value of the registrant’s Class A Common Stock, $0.10 par value (“Class A stock”), and Class B Common Stock, $0.10 par value (“Class B stock”), held by non-affiliates of the registrant was $16,402,742,635 and $528,864, respectively. Class B stock is not publicly listed for trade on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis, so the market value was calculated based on the market price of Class A stock.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of October 26, 2024.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (“Class A stock”)	285,855,466
Class B Common Stock, $0.10 Par Value (“Class B stock”)	70,009,005
INCORPORATION BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held February 6, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
GENERAL
Tyson Foods, Inc. and its subsidiaries (collectively, the “Company,” “we,” “us,” “our,” “Tyson Foods” or “Tyson”) (NYSE: TSN) is a world-class food company and recognized leader in protein. Founded in 1935 by John W. Tyson, it has grown under four generations of family leadership. The Company is unified by this purpose: Tyson Foods. We Feed the World Like Family™ and has a broad portfolio of iconic products and brands including Tyson®, Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, State Fair®, Aidells® and ibp®. Tyson Foods is dedicated to bringing high-quality food to every table in the world, safely, sustainably, and affordably, now and for future generations. Headquartered in Springdale, Arkansas, the Company had approximately 138,000 employees (“team members”) on September 28, 2024. Through its Core Values, Tyson Foods strives to operate with integrity, create value for its shareholders, customers, communities and team members, be faith-friendly and inclusive, provide a safe work environment and serve as a steward of the animals, land and environment entrusted to it. Some of the key factors influencing our business are customer demand for our products; the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace; accessibility of international markets; market prices for our products; the cost and availability of live cattle and hogs, raw materials and feed ingredients; availability of team members to operate our production facilities; and operating efficiencies of our facilities.
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
As part of our commitment to innovation and growth, we have a subsidiary focused on investing in companies developing breakthrough technologies, business models and products that have the potential to transform the food industry. Tyson New Ventures, LLC is used to broaden our exposure to innovative, new forms of protein and ways of improving animal welfare, water management, and packaging and land stewardship initiatives to complement the Company’s continuing investments in innovation in our core Beef, Pork, Chicken and Prepared Foods businesses.
FINANCIAL INFORMATION OF SEGMENTS
We operate in four reportable segments: Beef, Pork, Chicken and Prepared Foods. We measure segment profit as operating income (loss). International/Other primarily includes our foreign operations in Australia, China, Malaysia, Mexico, South Korea, Thailand and the Kingdom of Saudi Arabia, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC. The contribution of each segment to net sales and operating income (loss), and the identifiable assets attributable to each segment, are set forth in Part II, Item 8, Notes to Consolidated Financial Statements, Note 17: Segment Reporting.
DESCRIPTION OF SEGMENTS
Beef
Beef includes our operations related to processing live fed cattle and fabricating dressed beef carcasses into primal and sub-primal meat cuts and case-ready products. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, healthcare facilities, the military and other food processors, as well as to international export markets. This segment also includes sales from specialty products such as hides, rendered products and variety meats, as well as logistics operations to move products through the supply chain.

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
Chicken
Chicken includes our domestic operations related to raising and processing live chickens into, and purchasing raw materials for fresh, frozen and value-added chicken products, as well as sales from specialty products. Our value-added chicken products primarily include breaded chicken strips, nuggets, patties and other ready-to-fix or fully cooked chicken parts. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, convenience stores, hotel chains and noncommercial foodservice establishments such as schools, healthcare facilities, the military and other food processors, as well as to international export markets. This segment also includes logistics operations to move products through our domestic supply chain and the global operations of our chicken breeding stock subsidiary.
Prepared Foods
Prepared Foods includes our operations related to manufacturing and marketing frozen and refrigerated food products and logistics operations to move products through the supply chain. This segment includes brands such as Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, State Fair®, as well as artisanal brands Aidells® and Gallo Salame®. Products primarily include ready-to-eat sandwiches, sandwich components such as flame-grilled hamburgers and Philly steaks, pepperoni, bacon, breakfast sausage, turkey, lunchmeat, hot dogs, flour and corn tortilla products, appetizers, snacks, prepared meals, ethnic foods, side dishes, meat dishes, breadsticks and processed meats. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, convenience stores, hotel chains and noncommercial foodservice establishments such as schools, healthcare facilities, the military and other food processors, as well as to international export markets.
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
Chicken
The primary raw materials used in our domestic chicken operations are corn and soybean meal used as feed and live chickens raised primarily by independent contract farmers. Our vertically-integrated chicken process begins with breeding our pedigree and great grandparent stock out to produce the grandparent breeder flocks and ends with broilers for processing. Breeder flocks (i.e., grandparents) are raised to maturity in grandparent growing and laying farms where fertile eggs are produced. Fertile eggs are incubated at the grandparent hatchery and produce pullets (i.e., parents). Pullets are raised to 20 weeks of age, sent to breeder houses, and the resulting eggs are sent to our hatcheries. Once chicks have hatched, they are sent to broiler farms. There, contract farmers care for and raise the chicks according to our standards, with advice from our technical service personnel, until the broilers reach the desired processing weight. Adult chickens are transported to processing facilities where they are harvested and converted into finished products, which are then sent to distribution centers and delivered to customers.
We operate feed mills to produce scientifically-formulated feeds. In fiscal 2024, corn, soybean meal and other feed ingredients were major production costs, representing roughly 56% of our cost of growing a live chicken domestically. In addition to feed ingredients to grow the chickens, we use cooking ingredients, packaging materials and cryogenic agents. We believe our sources of supply for these materials are adequate for our present needs, and we do not anticipate any difficulty in acquiring these materials in the future.
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
SEASONAL DEMAND
Demand for beef, chicken, pork and certain prepared foods products, such as hot dogs and smoked sausage, generally increases during the spring and summer months and other key holiday periods and is generally softer during the winter months. Other prepared foods products, such as prepared meals, meat dishes, appetizers, bacon, and breakfast sausage, generally experience increased demand during the winter months, and also key holiday seasons, while demand generally is softer during the spring and summer months.
CUSTOMERS
Walmart Inc. accounted for approximately 18.4% of our fiscal 2024 consolidated sales. Sales to Walmart Inc. were included in all of our segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations. No other single customer or customer group represented more than 10% of fiscal 2024 consolidated sales.
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
Past efforts indicate customer demand can be increased and sustained through application of our marketing strategy, consumer insights, strong analytic analysis to optimize efforts and supported by our distribution systems. The principal competitive elements are advertising, consumer and trade promotions, price, product safety and quality, brand identification, innovation, breadth and depth of product offerings, availability of products, customer service and credit terms.
FOREIGN OPERATIONS
We sold products in approximately 140 countries and regions in fiscal 2024. Major sales markets include Australia, Canada, Central America, Chile, China, the European Union, the United Kingdom, Japan, Mexico, Malaysia, the Middle East, Singapore, South Korea, Taiwan and Thailand. We have the following foreign operations:
•Cobb-Vantress, a chicken breeding stock subsidiary, has business interests in Argentina, Brazil, China, the Dominican Republic, India, the Netherlands, New Zealand, Peru, the Philippines, Spain, Turkey, and the United Kingdom.
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
•Tyson Europe sells chicken products throughout the United Kingdom and Europe produced from our other global operations and co-packer arrangements.
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
ENVIRONMENTAL REGULATION AND FOOD SAFETY
Environmental Regulation
Our facilities for processing beef, pork, chicken, turkey and prepared foods, milling feed and housing live chickens and swine are subject to many international, federal, state and local environmental laws and regulations, including provisions relating to all environmental media - air, land and water, and generally provide for environmental protection.
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
Food Safety
We work to ensure our products meet high standards of food safety and quality. In addition to our own internal Food Safety and Quality Assurance oversight and review, our beef, pork, chicken, and prepared foods products are subject to inspection, primarily by the USDA and the FDA. We also participate in the USDA’s Hazard Analysis and Critical Control Points (“HACCP”) program or FDA’s Hazard Analysis and Risk-Based Prevention Controls (“HARPC”) program as applicable and are subject to the Sanitation Standard Operating Procedures and the Public Health Security and Bioterrorism Preparedness and Response Act of 2002. Additionally, our foreign operations are subject to various other food safety and quality assurance oversight and review.
Greenhouse Gas Emissions
Various federal, state, regulatory agencies, and non-U.S. governments continue to consider and adopt programs to regulate, report, and control greenhouse gas emissions. Although we have not incurred significant costs or capital expenditures specific to greenhouse gas emission compliance, these requirements are continually evolving and increasing. As the exact impact of new or additional greenhouse gas emission controls and requirements remains in flux, it cannot be determined whether such impacts would have a material adverse effect.
Tyson closely monitors developments in this area and strives to mitigate risks related to greenhouse gas emissions through environmental compliance and climate-related initiatives. For example, we collect and monitor greenhouse gas emissions data, which can be used to inform greenhouse gas emission reduction and removal interventions in our operations and supply chain. We continue to evaluate our climate-related goals and initiatives, including corresponding costs, evolving legal landscapes, stakeholder expectations, and customer and consumer understanding of climate action.
Sustainability
Through our Formula to Feed the Future, we aim to bring together a diverse set of expertise to reimagine our people and community impact, drive product responsibility from farm to table, and work toward sustaining natural resources. We are reimagining our people and community impact by enabling workers to succeed while supporting the growth of our communities. We aim to drive product responsibility from farm to table by delivering value to consumers with high-quality, nutritious protein through our leading portfolio of products. We are working toward sustaining natural resources by driving practices in our own operations and supply chains to build a robust food system that supports current and future generations.
Additionally, we established sustainability governance and oversight through the Governance and Nominating Committee of our Board of Directors. This Committee advises the Board on matters relating to corporate responsibility and sustainability, including environmental, social and governance matters affecting the Company. It also oversees and reviews, at least annually, the Company’s integration of sustainability principles into our business strategy and decision-making.

HUMAN CAPITAL MANAGEMENT
Employees and Labor Relations
As of September 28, 2024, we employed approximately 138,000 team members globally. Approximately 120,000 team members were employed in the United States, of whom approximately 114,000 were employed at non-corporate sites such as production facilities, warehouses, truck shops, hatcheries and feed mills. Approximately 18,000 team members were employed in other countries, primarily in Thailand and China. For fiscal 2024, our domestic workforce experienced a relatively flat retention rate from fiscal 2023. Approximately 30,000 team members in the United States were subject to collective bargaining agreements with various labor unions, with approximately 20% of those team members at locations either under negotiation for contract renewal or included under agreements expiring in fiscal 2025. The remaining agreements expire over the next several years. Approximately 6,000 team members in other countries were subject to collective bargaining agreements. We believe our overall relations with our workforce in both unionized and non-union settings are healthy.
Health, Safety and Wellbeing
We maintain a safety culture grounded on the premise of eliminating workplace incidents, risks and identified hazards. In an effort to ensure our team members are highly engaged and prepared for success at Tyson Foods, we emphasize comprehensive training programs. Newly hired team members participate in an orientation program that spans 14-16 hours. Team members within our production facilities also receive an average of 80 hours on-the-job training. Additionally, all team members receive comprehensive annual compliance training, covering essential topics such as team member safety, food safety, and other vital areas. We created and implemented processes to help identify and eliminate safety events by reducing their frequency and severity. We also review and monitor our safety performance closely. Our goal is to reduce Occupational Safety and Health Administration (“OSHA”) recordable incidents year over year. During fiscal 2024, our recordable incident rate declined 1% compared to fiscal 2023. As an expansion of our wellbeing culture and efforts to boost the overall health and wellness of our workforce, we continue to operate health clinics near our production facilities, giving team members and their families easier access to high-quality healthcare.
Team Member Engagement, Inclusion, and Belonging
We firmly believe innovation thrives when teams come together, bringing a multitude of perspectives to propel progress and growth. Our workforce consists of approximately 39% women and approximately 70% minority groups. We believe that our diverse experiences make us strong, and we strive to create an inclusive workforce in which every team member contributes to our collective success. At Tyson Foods, our commitment to our team is rooted in our desire to create working environments that enable team members to succeed while supporting the growth of our communities. We maintain policies, practices and strong governance that are designed to enable team member success across our organization. Our Team Member Promise underscores our commitment to providing a work environment free from all forms of discrimination and harassment. All new team members receive training on this policy during onboarding, and all team members are required to take this training annually. We also maintain an Equal Opportunity Employer statement that details our commitment to equal opportunity in all aspects of employment. The Company has eight employee-led business resource groups that support our team members.
Talent and Development
Our talent strategy and philosophy is focused on attracting the best talent, recognizing and rewarding performance, while continually developing, engaging and retaining our team members. We focus on the team member experience, removing barriers to engagement, further modernizing the human resources process, focusing on frontline team member retention and continually improving equity and effectiveness of all talent practices. Consistent with this focus, we conducted our fifth OneTyson engagement survey, that included corporate and frontline team members for the purpose of evaluating our team member experience, internal performance and how we compared to other companies in multiple areas. In addition, through our Upward Academy Onsite Program, we offer English as a second language, high-school equivalency, citizenship, financial literacy and digital literacy training to all team members. As of September 28, 2024, the onsite program was operating at 57 Company locations. All team members can also access Upward Academy online, a frontline career development program. This program helps team members further hone professional skills and creates opportunities for our team members to advance to higher-paying, more senior-level positions within the Company through college degrees, job skills training and workforce certifications at no cost. We strive to grow and develop the different capabilities and skills that we need for the future, while maintaining a robust pipeline of talent throughout the organization.
MARKETING AND DISTRIBUTION
Our principal marketing objective is to be the preferred provider of beef, pork, chicken and prepared foods products for our customers and consumers. We build the Tyson®, Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, State Fair®, Aidells® and ibp® brands while supporting strong regional and emerging brands primarily through distinctive brand and product advertising, promotion and public relations efforts focused toward key consumer targets with specific needs. We identify growth and business opportunities through consumer and customer insights derived via leading research and analytic capabilities. We utilize our national distribution system and customer support services to achieve the leading market position for our products and brands.

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
PATENTS AND TRADEMARKS
We have filed a number of patent applications relating to our processes and products that either have been granted or are in the process of review. Because we do a significant amount of brand name and product line advertising to promote our products, we consider the protection of our trademarks to be important to our marketing efforts, and we regularly register and apply for the registration of a number of trademarks. We also have developed non-public proprietary information regarding our production processes and other product-related matters. We utilize internal procedures and safeguards to protect the confidentiality of such information and, where appropriate, seek patent and/or other protection for the technology we utilize.
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
Certain information in this report constitutes forward-looking statements. Such forward-looking statements include, but are not limited to, current views and estimates of our outlook for fiscal 2025, other future economic circumstances, industry conditions in domestic and international markets, our performance and financial results (e.g., debt levels, return on invested capital, value-added product growth, capital expenditures, tax rates, access to foreign markets and dividend policy). These forward-looking statements are subject to a number of factors and uncertainties that could cause our actual results and experiences to differ materially from anticipated results and expectations expressed in such forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) global pandemics have had, and may in the future have, an adverse impact on our business and operations; (ii) the effectiveness of financial excellence programs; (iii) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (iv) cyber attacks, other cyber incidents, security breaches or other disruptions of our information technology systems; (v) risks associated with our failure to consummate favorable acquisition transactions or integrate certain acquisitions’ operations; (vi) the Tyson Limited Partnership’s ability to exercise significant control over the Company; (vii) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (viii) market conditions for finished products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (ix) outbreak of a livestock disease (such as African swine fever (ASF), avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an adverse effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to conduct our operations; (x) changes in consumer preference and diets and our ability to identify and react to consumer trends; (xi) effectiveness of advertising and marketing programs; (xii) significant marketing plan changes by large customers or loss of one or more large customers; (xiii) our ability to leverage brand value propositions; (xiv) changes in availability and relative costs of labor and contract farmers and our ability to maintain good relationships with team members, labor unions, contract farmers and independent producers providing us livestock; (xv) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (xvi) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws; (xvii) the effect of climate change and any legal or regulatory response thereto; (xviii) adverse results from litigation; (xix) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xx) impairment in the carrying value of our goodwill or indefinite life intangible assets; (xxi) our participation in a multiemployer pension plan; (xxii) volatility in capital markets or interest rates; (xxiii) risks associated with our commodity purchasing activities; (xxiv) the effect of, or changes in, general economic conditions; (xxv) impacts on our operations caused by factors and forces beyond our control, such as natural disasters, fire, bioterrorism, pandemics, armed conflicts or extreme weather; (xxvi) failure to maximize or assert our intellectual property rights; (xxvii) effects related to changes in tax rates, valuation of deferred tax assets and liabilities, or tax laws and their interpretation; and (xxviii) those factors listed under Item 1A. Risk Factors.
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
Our business relies on the health and well-being of our employees who run the day-to-day operations of the Company. Global pandemics, or localized epidemics, have had and may in the future have an adverse impact on our business and operations. During the COVID-19 pandemic, many parts of our business and operations were negatively affected. Negative effects from a global pandemic could include an increase in operating costs in connection with higher costs associated with protecting the health and safety of team members. If there is a pandemic, we may also experience disruption and volatility in our supply chain, which could result in increased costs for certain raw materials, packaging materials and transportation costs. In addition, our operations, or those of producers who provide live animals to our production operations, may become more limited in their ability to procure, deliver, or produce our food products because of labor shortages.
We may not realize any or all of the anticipated benefits of our financial excellence programs, which may prove to be more difficult, costly or time consuming than expected.
The success of the financial excellence programs, or future financial excellence programs will depend in part on our ability to successfully implement the programs in an efficient and effective manner. The implementation of the financial excellence programs may be more difficult, costly, or time-consuming than expected, and the financial excellence programs may not result in any or all of the anticipated benefits. If we are unable to implement the financial excellence programs smoothly or successfully, or we otherwise do not capture the anticipated savings, our business, results of operations and financial condition for future periods could be negatively impacted.

We are subject to risks associated with our international activities, which could negatively affect our sales to customers in foreign locations, as well as our operations and assets in such locations.
In fiscal 2024, we sold products to customers in approximately 140 countries. Major sales markets include Australia, Canada, Central America, Chile, China, the European Union, the United Kingdom, Japan, Mexico, Malaysia, the Middle East, Singapore, South Korea, Taiwan and Thailand. Our sales to customers in foreign countries for fiscal 2024 totaled $7.8 billion, of which $5.2 billion related to export sales from the United States. In addition, we had approximately $1.4 billion of long-lived assets located in foreign locations, primarily Brazil, China, the European Union, Malaysia, the Middle East and Thailand, at the end of fiscal 2024.
We are subject to various risks and uncertainties relating to international sales and operations, including: closing of borders by foreign countries to the import of beef, pork and poultry products due to animal disease or other perceived health or safety issues; the impact of currency exchange rate fluctuations between the United States dollar and foreign currencies, particularly the Australian dollar, the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Malaysian ringgit, the Mexican peso, and the Thai baht; political and economic conditions, including ongoing conflicts and political tensions; and difficulties and costs of complying with different legal, tax and regulatory requirements impacting exports and other international activities. Negative consequences relating to these risks and uncertainties could jeopardize or limit our ability to transact business in one or more of those markets where we operate or in other developing markets and could adversely affect our financial results.
Our business and reputation could suffer if we are unable to protect our information technology systems against, or effectively respond to, cyber attacks, other cyber incidents or security breaches or if our information technology systems are otherwise disrupted.
Information technology is key to our business operations, and we rely on information technology systems to, among other things, manage business data, increase efficiencies in our production and distribution facilities, manage sales and inventory, process financial information, and communicate with our facilities, personnel, customers and suppliers. Information communicated through our information technology systems include confidential information, such as personal health information, payment and financial information, intellectual property and customer information. Our information technology systems may be vulnerable to disruption, including as a result of upgrading, replacing or integrating software and databases, user errors, natural disasters, telecommunications failures, computer viruses, cyber attacks, disruptions of software-as-a-service and cloud hosting providers, unauthorized access attempts and other security issues.
We have in the past experienced, and may in the future face, cyber attacks, other cyber incidents, disruptions or security breaches, and there can be no assurance that we will always be able to sufficiently mitigate the impact to our business and operations. We have implemented and continue to evaluate cyber-security initiatives and business continuity and disaster recovery plans to mitigate our exposure to these risks, but these measures may not be adequate, as attempted cyber attacks or breaches become more sophisticated. In addition, new technologies, such as artificial intelligence, may present new technological risks or vulnerabilities. We may not be able to anticipate or react to new types of cyber attacks or vulnerabilities and we may face delays in our detection or remediation of security breaches and other security-related incidents or vulnerabilities.
Any failure of our information technology systems could cause transaction errors, processing inefficiencies, loss of customers and sales, have negative consequences on our team members, business partners, and operations, and may expose us to liability, litigation and regulatory enforcement actions. If there is wide scale disruption to our systems, we may need to shut parts or all of our systems down to run tests and repairs. Any such downtime could have significant impacts on our ability to continue our business operations, including our ability to operate our facilities, manage and track inventory, and manage and track incoming new orders and statuses of existing orders. In the event any significant failure of our systems requires us to upgrade or set up new systems, the oversight and implementation of the new system and training of personnel could be costly, there may be further disruptions from potential instability in the new system, and there may be heightened cybersecurity risks in connection with the migration of data to the new system.
In addition, such incidents could result in unauthorized or accidental disclosure of material confidential information or personally identifiable information. We may suffer financial and reputational damage or penalties because of the unauthorized disclosure of confidential information belonging to us or to our business partners, customers, consumers or suppliers. Similar risks exist with respect to the third-party vendors that we rely upon for aspects of our information technology support services and administrative functions, including health and benefit plan administration and certain finance and accounting functions, and systems managed, hosted, provided and/or used by third parties and their vendors. We have not experienced any significant cyber-related events in fiscal 2024.
We may not be able to successfully consummate favorable strategic acquisitions or divestitures or successfully integrate acquired businesses.
We periodically evaluate potential acquisitions, joint ventures and other initiatives, and may seek to expand our business through such activities. Acquisitions and joint ventures involve financial and operational risks and uncertainties, and there may be challenges in realizing the anticipated benefits of these transactions, or in the availability and terms of debt or equity financing for these transactions. We may not be able to successfully integrate and develop acquired companies or businesses into profitable units. If we are unable to do this, such expansion could adversely affect our financial results.

Additionally, from time to time, we may divest businesses that do not align with our strategic objectives or that do not meet our growth or profitability targets. We may not be able to complete desired or proposed divestitures on terms favorable to us. Gains or losses on the sales of, or lost operating income from, those businesses may affect our profitability and margins. Moreover, we may incur asset impairment charges related to divestitures that reduce our profitability. Our divestiture activities may present financial, managerial and operational risks, which could adversely affect our product sales, financial condition and results of operations.
Tyson Limited Partnership can exercise significant control.
As of September 28, 2024, Tyson Limited Partnership (the “TLP”) owns 99.987% of the outstanding shares of the Company’s Class B Common Stock, $0.10 par value (“Class B stock”), and the TLP and members of the Tyson family own, in the aggregate, 2.43% of the outstanding shares of the Company’s Class A Common Stock, $0.10 par value (“Class A stock”), giving them, collectively, control of approximately 71.70% of the total voting power of the Company’s outstanding voting stock. As of September 28, 2024, through a series of trusts, Mr. John Tyson, Chairman of the Board of Directors, controls 44.445% of the general partner percentage interests, and Ms. Barbara Tyson, a director of the Company, controls 11.115% of the general partner percentage interests (the remaining general partnership interests are held by the Donald J. Tyson Revocable Trust (44.44%)). As a result of these holdings, positions and directorships, the partners in the TLP have the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our stockholders, including amendments to our restated certificate of incorporation and by-laws, the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership may also delay or prevent a change in control otherwise favored by our other stockholders and could depress our stock price. Additionally, as a result of the TLP’s significant ownership of our outstanding voting stock, we are eligible for “controlled company” exemptions from certain corporate governance requirements of the New York Stock Exchange.
INDUSTRY RISK FACTORS
Fluctuations in commodity prices and in the availability of raw materials, especially feed grains, live cattle, live swine and other inputs could negatively impact our earnings.
Our results of operations and financial condition, as well as the selling prices for our products, are dependent upon the cost and supply of commodities and raw materials such as beef, pork, poultry, corn, soybean meal and vegetable oils. Corn, soybean meal and other feed ingredients, for instance, represented roughly 56% of our cost of growing a live chicken in fiscal 2024.
Production and pricing of these commodities are determined by constantly changing market forces of supply and demand over which we have limited or no control. Volatility in our commodity and raw material costs directly impact our gross margin and profitability. The Company’s objective continues to be to offset commodity price increases with pricing actions over time. However, we may not always be able to increase our product prices enough to sufficiently offset increased raw material costs due to consumer price sensitivity or the pricing postures of our competitors. In addition, if we increase prices to offset higher costs, we could experience lower demand for our products and sales volumes. Conversely, decreases in our commodity and other input costs may create pressure on us to decrease our prices. While we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity, we do not fully hedge against changes in commodity prices.
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
The food industry in general is intensely competitive. We face competition from other food producers and processors that have various product ranges and geographic reach. From time to time, in response to competitive pressures or to maintain market share, we may need to reduce the prices for some of our products or increase or reallocate spending on marketing, advertising and promotions and new product innovation. Such pressures also may restrict our ability to increase prices in response to raw material and other cost increases. Any reduction in prices as a result of competitive pressures, or any failure to increase prices to offset cost increases, could harm our profit margins. If we reduce prices but we cannot increase sales volumes to offset the price changes, then our financial condition and results of operations could be adversely affected. Alternatively, if we do not reduce our prices and our competitors seek advantage through pricing or promotional changes, our revenues and market share could also be adversely affected.

Disease outbreaks can adversely impact our ability to conduct our operations and the supply and demand for our products.
Supply of and demand for our products can be adversely impacted by disease outbreaks impacting animals, animal products, and livestock, such as African swine fever (“ASF”), Bovine Spongiform Encephalopathy, Foot and Mouth Disease, and Highly Pathogenic Avian Influenza (“HPAI”), which can have a significant impact on our financial results. In recent years, ASF has impacted hog herds in China, Asia, Europe, and the Caribbean, and if an outbreak of ASF were to occur in the United States, the Company’s supply of hogs and pork could be materially impacted. In 2024, HPAI was detected in the United States in dairy cattle, wild birds, mammals, and farm workers directly exposed to infected dairy or poultry. Efforts are taken to control disease risks by adherence to good production practices and extensive precautionary biosecurity measures designed to ensure the health of livestock and poultry. However, outbreaks of disease and other events, which may be beyond our control, either in our own livestock and poultry, or livestock and poultry owned by independent producers who supply us, could significantly affect demand for our products, consumer perceptions of certain food products, the availability of livestock and poultry for purchase by us and our ability to conduct our operations. Moreover, the outbreak of diseases impacting animals, animal products, and livestock, particularly in our Chicken segment, could have a significant effect on the livestock and poultry we own by requiring us to, among other things, destroy any affected animals. Furthermore, an outbreak of disease could result in governmental restrictions on the import and export of our products to or from our suppliers, facilities or customers. This could also result in negative publicity that may have an adverse effect on our ability to market our products successfully, and on our financial results.
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
Our financial success is dependent on anticipating changes in consumer preferences, purchasing behaviors and dietary habits and successfully developing and launching new products and product extensions that consumers want in the channels where they shop. We devote significant resources to new product development and product extensions; however, we may not be successful in developing innovative new products or our new products may not be commercially successful. To the extent we are not able to effectively gauge the direction of our key markets and successfully identify, develop, manufacture and market new or improved products in these changing markets, such as adapting to emerging e-commerce channels, our financial results and our competitive position will suffer. In addition, our introduction of new products or product extensions may generate litigation or other legal proceedings against us by competitors claiming infringement of their intellectual property or other rights, which could negatively impact our results of operations.
We have a number of iconic brands with significant value. Maintaining and continually enhancing the value of these brands is critical to the success of our business. Brand value is based in large part on consumer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. We seek to maintain and extend the image of our brands through marketing investments, including advertising, consumer promotions and trade spend. Due to inherent risks in the marketplace associated with advertising, promotions and new product introductions, including uncertainties about trade and consumer acceptance, our marketing investments may not prove successful in maintaining or increasing our market share and could result in lower sales and profits. Continuing global focus on health and wellness, including weight management, and increasing media attention to the role of food marketing could adversely affect our brand image or lead to stricter regulations and greater scrutiny of food marketing practices.
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
Our business could suffer significant setbacks in sales and operating income if our customers’ plans and/or markets change significantly or if we lost one or more of our largest customers, including, for example, Walmart Inc., which accounted for 18.4% of our sales in fiscal 2024. There can be no assurance that significant customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past.
Alternative retail channels, such as convenience stores, dollar stores, drug stores, club stores and Internet-based retailers have increased their market share. This trend towards alternative channels is expected to continue in the future. If we are not successful in expanding sales in alternative retail channels, our business or financial results may be adversely impacted. Many of our customers have consolidated in recent years, and consolidation is expected to continue throughout the United States and in other major markets. These consolidations have produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories, opposing price increases, and demanding lower pricing, increased promotional programs and specifically tailored products. These customers also may use shelf space currently used for our products for their own private label products. Because of these trends, our volume growth could slow or we may need to lower prices or increase promotional spending for our products. Additionally, these large customers may demand more favorable terms that may expose us to greater risks, including uncapped indemnification and no limitation of liability provisions. Such terms may obligate us to pay significant amounts in connection with potential losses arising from claims and related legal proceedings, and any such claims could also affect our reputation and our relationship with customers. We generally attempt to limit the maximum amount of indemnification or liability that we could be exposed to under our contracts, but this is not always possible without risking the loss of a customer relationship, particularly with our more significant customers. The loss of a significant customer or a material reduction in sales to, or adverse change to trade terms with, a significant customer could materially and adversely affect our product sales, financial condition and results of operations.
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
Labor shortages and increased turnover rates within our team members have led to and could in the future lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees and could negatively affect our ability to efficiently operate our production facilities or otherwise operate at full capacity. An overall or prolonged labor shortage, lack of skilled labor, increased turnover or labor inflation could have an adverse impact on our operations, results of operations, liquidity or cash flows.
We depend on the availability of, and good relations with, our team members and their labor unions.
We have approximately 138,000 team members, approximately 36,000 of whom are covered by collective bargaining agreements or are members of labor unions. Our operations depend on the availability and relative costs of labor and maintaining good relations with team members and the labor unions. If we fail to maintain good relations with our team members or with the labor unions, we may experience labor strikes or work stoppages, which could adversely affect our financial results.
If we are unable to attract, hire or retain key team members or a highly skilled and experienced global workforce, it could have a negative impact on our business, financial condition or results of operations.
Our continued growth requires us to attract, hire, retain and develop key team members and maintain a highly skilled and experienced global workforce. We compete to attract and hire highly skilled team members and our own team members are highly sought after by our competitors and other companies. Competition could cause us to lose talented team members, and unplanned turnover could deplete our institutional knowledge and result in increased costs due to increased competition for team members. In addition, our compensation arrangements may not always be successful in attracting new employees or retaining our existing team members.

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
LEGAL & REGULATORY RISK FACTORS
Product liability claims could adversely affect our business operations and financial results, or damage our reputation.
We face a risk of product liability claims from potential contamination of our products by foreign materials, disease-producing organisms or pathogens, such as Listeria monocytogenes, Salmonella, and E. coli, or exposure to chemicals of concern from packaging or environmental exposure. These risks may be controlled, but may not be eliminated, by adherence to good manufacturing practices, finished product testing, and supply chain due diligence initiatives. We have little, if any, control over handling procedures for raw materials used in our products occurring upstream in the value chain and handling procedures for our products after they have been shipped for distribution. Any potentially contaminated products or allegation of contaminated products could result in an increased risk of exposure to product liability claims, regulatory scrutiny, and assessment of penalties, including injunctive relief and plant closings, by federal and state regulatory agencies, and adverse publicity, which could exacerbate the associated negative consumer reaction. Some of our commercial contracts with our customers have uncapped indemnification clauses or no limitation of liability provisions, so any of these occurrences could cause us to pay significant amounts in penalties and spend significant resources, which could have an adverse effect on our financial results. While we may benefit from indemnification obligations from certain of our customers, such protections may not adequately cover all claims brought against us or cover only a portion of such claims. In addition, we may be required to recall some of our products in response to a regulatory action, customer concern, or alleged contamination. A widespread product recall could result in significant financial losses due to the costs of a recall, the destruction of product inventory and lost sales due to the unavailability of product for a period of time. Such a product recall also could result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our products, which could have an adverse effect on our business results and the value of our brands.
The Company is required to comply with stringent environmental laws and regulations.
Our past and present business operations and ownership and operation of our facilities are subject to stringent federal, state, local, and, in some cases, foreign, environmental laws and regulations relating to the protection of the environment. For more information, refer to “Environmental Regulation and Food Safety” in Item 1 of this Annual Report on Form 10-K. Compliance with these laws and regulations, and the ability to comply with any future changes to these laws and regulations or with new laws and regulations that may be enacted, is material to our business. Some of our facilities have been in operation for many years, and, over time, we and other prior operators of these facilities may have incurred environmental liabilities, such as costs related to the disposal of wastes that are now deemed hazardous. Our products are similarly subject to many evolving environmental laws, such as labeling and disclosure requirements, packaging specifications, and waste reduction initiatives (including those related to single-use plastics and extended producer responsibility obligations). Increased compliance costs and expenses due to increasing legal and regulatory environmental requirements could be prohibitively costly and may cause disruptions in, or an increase in the costs associated with, the running of our production facilities or production of products.
New or more stringent domestic and international government regulations could impose material costs on us and could adversely affect our business.
Our operations are subject to extensive federal, state and foreign laws and regulations by authorities that oversee raw material inputs, relationships or interactions with growers, farmers, and ranchers, food safety standards, and processing, packaging, storage, distribution, advertising, labeling, and export of our products. Changes in laws or regulations that impose new or additional regulatory requirements on food products, such as new or evolving requirements for raw material sourcing, supply chain due diligence, and product labeling and disclosures could increase our cost of doing business or restrict our actions, causing our results of operations to be adversely affected.

Failure to comply with applicable legal standards or requirements could result in regulatory enforcement actions, legal claims or class actions lawsuits, or affect our product sales, reputation and profitability.
We operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Consequently, we are subject to heightened risk of legal claims or other regulatory enforcement actions. Although we have implemented policies and procedures designed to ensure compliance with existing laws and regulations, there can be no assurance that our team members, contractors, or agents will not violate our policies and procedures. Moreover, a failure to maintain effective control processes could lead to violations, unintentional or otherwise, of laws and regulations. Legal claims or regulatory enforcement actions arising out of our failure or alleged failure to comply with applicable laws and regulations, including those contained in Item 3, Legal Proceedings and Part II, Item 8, Notes to Consolidated Financial Statements, Note 20: Commitments and Contingencies in this Annual Report on Form 10-K, could subject us to civil and criminal penalties, including debarment from governmental contracts, that could adversely affect our product sales, reputation, financial condition and results of operations. Loss of or failure to obtain necessary permits and registrations could delay or prevent us from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results.
Climate change may have a long-term adverse impact on our business.
The effects of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and the results of operations. Climate change and rising global temperatures may contribute to changing weather patterns, elongated drought periods, heavier or more frequent storms and wildfires, and increased frequency and severity of natural disasters, and may limit the availability, or increase the cost, of key agricultural commodities and natural resource ingredients and manufacturing inputs, as well as raw materials such as beef, pork, poultry, corn, soybean meal and other feed ingredients. Increased frequency or severity of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products, and could adversely affect operating results. In addition, climate change may require us to make additional unplanned capital expenditures.
Increasing concern over climate change also may adversely impact demand for our products due to changes in consumer preferences and result in additional legal or regulatory requirements designed to manage greenhouse gas emissions, climate risks, and resulting environmental impacts. Increased energy or compliance costs and expenses due to increased legal or regulatory requirements could be prohibitively costly and may cause disruptions in, or an increase in the costs associated with, the running of our production facilities. Furthermore, compliance with any such legal or regulatory requirements may require us to make significant changes to our business operations and strategy, which will likely incur substantial time, attention, and costs.
Finally, we currently provide certain climate-related disclosures. These disclosures may be based on evolving standards, controls, and internal processes, or connect to assumptions that are subject to change. There can be no assurance that our current disclosures and targets, and the methodologies that we currently use to support our disclosures and progress towards our targets, will satisfy any new or evolving regulations and legal requirements in the U.S. and abroad, and the costs of aligning our current disclosures to any new legal requirements may be significant.
FINANCIAL RISK FACTORS
Our level of indebtedness and the terms of our indebtedness could negatively impact our business and liquidity position.
Our indebtedness, including any borrowings under our revolving credit and term loan facilities and commercial paper program, may increase from time to time for various reasons, including fluctuations in operating results, working capital needs, capital expenditures and possible acquisitions, joint ventures or other significant initiatives. Our consolidated indebtedness level could adversely affect our business because it may limit or impair our ability to obtain financing in the future; our credit ratings (or any decrease to our credit ratings) could restrict or impede our ability to access capital markets at desired interest rates and increase our borrowing costs; a portion of our cash flow from operations must be dedicated to interest payments on our indebtedness and is not available for other purposes; and it may restrict our ability to pay dividends.
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
Goodwill and indefinite life intangible assets are initially recorded at fair value and not amortized but are reviewed for impairment at least annually or more frequently if impairment indicators arise. In assessing the carrying value of goodwill and indefinite life intangible assets, we make estimates and assumptions about sales growth, operating margins, royalty rates, valuation multiples, and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated principally using income and market approaches. The income approach is based on the present value of future cash flows of each reporting unit and are believed to reflect market participant views which would exist in an exit transaction. The market approach measures value based on what other purchasers in the market have paid for assets or business interests that can be considered reasonably similar to each reporting unit and are believed to reflect market participant views which would exist in an exit transaction. Indefinite life intangible asset valuations have been calculated principally using relief-from-royalty and excess earnings approaches and are believed to reflect market participant views which would exist in an exit transaction. Under these valuation approaches, we are required to make various judgmental assumptions about appropriate sales growth, operating margins, royalty rates and discount rates, amongst other assumptions. Disruptions in global credit and other financial markets and deterioration of economic conditions, including as a result of inflation, could, among other things, cause us to increase the discount rate used in the valuations. We could be required to evaluate the recoverability of goodwill and indefinite life intangible assets prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business, increased discount rates or sustained market capitalization declines. These types of events and the resulting analyses could result in impairment charges in the future, which could be substantial. At September 28, 2024, we had $13.9 billion of goodwill and indefinite life intangible assets, which represented approximately 37% of total assets.
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
We sponsor a number of defined benefit plans for team members. The difference between plan obligations and assets, which signifies the funded status of the plans, is a significant factor in determining the net periodic benefit costs of the pension plans and our ongoing funding requirements. At September 28, 2024, the funded status of our defined benefit pension plans was an underfunded position of $158 million, as compared to an underfunded position of $149 million at the end of fiscal 2023. Changes in interest rates and the market value of plan assets can impact the funded status of the plans and cause volatility in the net periodic benefit cost and our future funding requirements. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements.
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
Our business may be adversely affected by changes in economic conditions, including inflation, interest rates, access to capital markets, consumer spending rates, energy availability and costs (including fuel surcharges) and the effects of governmental initiatives to manage economic conditions. Any such changes could adversely affect the demand for our products, the financial condition of customers and suppliers, the cost and availability of raw materials, the cost and availability of financing for our operations, debt or investments, thereby negatively affecting our financial results.

Disruptions in global credit and other financial markets and deterioration of economic conditions could, among other things, make it more difficult or costly for us to obtain financing for our operations or investments or to refinance our debt in the future; impair the financial condition of some of our customers and suppliers, thereby increasing customer bad debts or non-performance by suppliers; negatively impact global demand for protein products, which could result in a reduction of sales, operating income and cash flows; decrease the value of our investments in equity and debt securities; or negatively impact our commodity purchasing activities if we are required to record losses related to derivative financial instruments.
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
Our ability to make, move and sell products is critical to our success. Natural disasters, fire, pandemic or extreme weather, could impair the health or growth of livestock or interfere with our operations due to power outages, fuel shortages, decrease in availability of water, damage to our production and processing facilities or disruption of transportation channels or unfavorably impact the demand for, or our consumers’ ability to purchase our products, among other things. Any of these factors could have an adverse effect on our financial results.
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
We are subject to taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our provision for income taxes. Our total income tax expense could be affected by changes in tax rates in various jurisdictions, changes in the valuation of deferred tax assets and liabilities or changes in tax laws or their interpretation. We are also subject to the examination of our tax returns and other tax matters by the Internal Revenue Service and other tax authorities. There can be no assurance as to the outcome of these examinations. If a taxing authority disagrees with the positions we have taken, we could face additional tax liability, including interest and penalties, which could adversely affect our financial results. For more information, refer to Part II, Item 8. Notes to the Consolidated Financial Statements, Note 10: Income Tax.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY DISCLOSURE

RISK MANAGEMENT AND STRATEGY
Governance
As part of our overall risk management program, we run and maintain a formal information security, cybersecurity, and privacy program led by our Chief Information Security Officer (“CISO”) that uses a risk-based approach to evaluate new technology, third parties, and changes to the technology landscape. The program is assessed using multiple industry frameworks including the National Institute of Standards and Technology Cybersecurity Framework (NIST-CSF Version 2.0). We engage with industry partners, assessment firms and advisors, law enforcement, and others to periodically assess our cybersecurity capabilities, and utilize a defense-in-depth approach to protect our systems and services.
Additionally, we assess data risks using privacy impact assessments and manage these risks in close alignment with data governance, operations, and analytics teams. We identify assets and their criticality to business operations and provide reasonable protection, threat detection, response and recovery capabilities.

We address third-party cybersecurity risks presented by our use of third-party software, service, data and technology providers, including cloud-based services, and proactively evaluate the cybersecurity risk of third parties using multiple evaluation factors which are aligned with our contracting and vendor selection processes. We actively work with internal partners to assess and implement methods of transferring risk to appropriate parties.
Identification
We assess our technology assets and their vulnerabilities, including risks from our suppliers and vendors, to prioritize and improve program efforts consistent with our risk management strategy. We engage in the periodic assessment and testing of our program. These include tabletop exercises, vulnerability testing and other methods focused on evaluating the effectiveness of our cybersecurity measures and planning. We actively engage third parties to assist with our assessments and testing processes. We adjust our cybersecurity policies, standards, processes and practices, where appropriate, based on internal and external assessments and testing results.
Protection
We provide technical safeguards that are designed to provide commercially reasonable protection of our technology and information systems. We actively monitor and assess the impact of potential cybersecurity threats to our technology systems. We partner with public and private organizations, such as the Food and Agriculture Information Sharing and Analysis Center (Food and Ag-ISAC), to understand and modify our programs to respond to an ever-evolving threat landscape. We implement training and awareness practices to mitigate human risk, including regular phishing awareness campaigns, mandatory computer-based training and internal communications.
Detection, Response and Recovery
We employ threat monitoring and detection capabilities intended to identify active attackers and threats to our technology systems. We have established a defined incident response plan to assess, respond and recover from cybersecurity incidents, including cyberattacks and other non-cybersecurity related business technology outages. The plan includes the coordination of activities that include an evaluation of materiality and facilitation of any required notifications, regulatory obligations and disclosures.
We are not aware of any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, which have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, the cybersecurity threat environment is increasingly challenging, and we constantly face risks from cybersecurity threats. There can be no assurance that we, or the third parties with which we interact, will not experience a cybersecurity incident in the future that could materially affect us. Additional information about the cybersecurity risks we face is discussed in Item 1A. Risk Factors, which should be read in conjunction with the information above.
GOVERNANCE
The Board of Directors and management work together to manage cybersecurity risk as part of our broader enterprise risk management approach.
Our Board of Directors has delegated risk management oversight responsibility for information security, which includes data privacy and cybersecurity, to the Governance and Nominating Committee. Certain of our board members, including certain members of our Governance and Nominating Committee, have backgrounds or experience in risk management and/or information technology. On at least an annual basis, the Governance and Nominating Committee receives updates from our CISO, Chief Information & Technology Officer (“CITO”) and other members of management on risks related to information systems, information security, data privacy and cybersecurity. The Board of Directors also receives regular reports from the Governance and Nominating Committee on these and other risk-related matters as necessary. Our CISO provides information to the Governance and Nominating Committee pursuant to risk-based escalation protocols for cybersecurity incidents that exceed designated thresholds.
MANAGEMENT'S ROLE IN CYBERSECURITY RISK MANAGEMENT
Our CISO leads the Information Security team and has global responsibility for overseeing our information security, data privacy and cybersecurity program. The program is operationalized through use of multi-disciplinary teams including governance, risk and compliance; identity and access management; cloud and infrastructure security; data security; application security; vulnerability and threat management; and security detection and response operations.
Additionally, our CISO monitors the prevention, detection, mitigation and remediation of cybersecurity incidents and reports cybersecurity incidents that reach designated thresholds to senior management and, if necessary, to the Governance and Nominating committee. Our CISO has been with the Company since 1997, has held numerous roles in information technology and has led the information security program since 2016. Our CITO, to whom the CISO reports, has been with the company since 2017 and has served as the Company’s CITO since 2023.

ITEM 2. PROPERTIES
The following table summarizes our domestic properties as of September 28, 2024:

	Number of Facilities(1)
	Owned	Leased	Total	Capacity(2)
Beef Segment Facilities	12	—	12	155,000 head
Pork Segment Facilities	6	—	6	421,000 head
Chicken Segment Facilities	163	6	169	42 million head
Prepared Foods Segment Facilities	37	—	37	74 million pounds
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
Beef
Beef facilities include various phases of harvesting live cattle and fabricating beef products and specialty products. The Beef segment includes four case-ready operations that share facilities with the Pork segment. One of the beef facilities contains a tallow refinery. As described in Part II, Item 8, Notes to Consolidated Financial Statements, Note 7: Restructuring and Related Charges, we closed two Beef segment facilities during fiscal 2024.
Pork
Pork facilities include various phases of harvesting live hogs and fabricating pork products and specialty products. The Pork segment includes four case-ready operations that share facilities with and are included in the Beef segment in the table above. As described in Part II, Item 8, Notes to Consolidated Financial Statements, Note 7: Restructuring and Related Charges, we closed one Pork segment facility during fiscal 2024.
Chicken
Our vertically-integrated Chicken operations facilities include processing facilities, rendering facilities, blending mills, feed mills, grain elevators and broiler hatcheries. The Chicken processing facilities include various phases of harvesting, dressing, cutting, packaging, deboning and further-processing. We also have animal nutrition operations, which are associated with the Chicken rendering facilities or within various Chicken processing facilities. The blending mills, feed mills, grain elevators and broiler hatcheries have sufficient capacity to meet the needs of the chicken growout operations. The Chicken segment includes one processing facility that shares a facility with and is included in the Prepared Foods segment in the table above. As described in Part II, Item 8, Notes to Consolidated Financial Statements, Note 7: Restructuring and Related Charges, we sold or closed a total of five Chicken segment locations which included certain feed mills and hatcheries supporting those processing facilities during fiscal 2024.
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
On June 19, 2005, the Attorney General and the Secretary of the Environment of the State of Oklahoma filed a complaint in the United States District Court for the Northern District of Oklahoma against Tyson Foods, Inc., three subsidiaries and six other poultry integrators. The complaint, which was subsequently amended, asserts a number of state and federal causes of action including, but not limited to, counts under the Comprehensive Environmental Response, Compensation, and Liability Act, Resource Conservation and Recovery Act, and state-law public nuisance theories. Oklahoma alleges that the defendants and certain contract growers who were not joined in the lawsuit polluted the surface waters, groundwater and associated drinking water supplies of the Illinois River Watershed through the land application of poultry litter. Oklahoma’s claims were narrowed through various rulings issued before and during trial and its claims for natural resource damages were dismissed by the district court in a ruling issued on July 22, 2009, which was subsequently affirmed on appeal by the Tenth Circuit Court of Appeals. A non-jury trial of the remaining claims including Oklahoma’s request for injunctive relief began on September 24, 2009. Closing arguments were held on February 11, 2010. On January 18, 2023, the district court entered Findings of Fact and Conclusions of Law in favor of the State of Oklahoma and directed the parties to confer in an attempt to reach an agreement on appropriate remedies by March 17, 2023. On March 17, 2023, the parties received a 90-day extension from the district court and continued to confer on appropriate remedies. On June 12, 2023, the Court ordered the parties to mediation. The parties attended an in-person mediation on October 12, 2023, but were unable to reach a resolution. Defendants subsequently filed a post-trial motion to dismiss, which the court denied on June 26, 2024. An evidentiary hearing is scheduled for December 2024.
Other Matters
As of September 28, 2024, we had approximately 138,000 team members and, at any time, have various employment practices matters outstanding. In the aggregate, these matters are important to the Company, and we devote considerable resources to managing employment issues. Additionally, we are subject to other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on our consolidated results of operations or financial position.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Each of our executive officers serve one-year terms from the date of their election, or until their successors are appointed and qualified. Chairman of the Board of Directors John H. Tyson is the father of John R. Tyson and nephew of Director Barbara A. Tyson. No other family relationships exist among these officers. The name, title, age (as of September 28, 2024) and calendar year of initial election to executive office of our executive officers are listed below:

Name	Title	Age	Year Elected Executive Officer
John H. Tyson	Chairman of the Board of Directors	71	2011
Lori Bondar	Senior Vice President and Chief Accounting Officer	63	2023
Melanie Boulden	Chief Growth Officer	52	2023
Curt Calaway	Chief Financial Officer	51	2024
Devin Cole	President, International & Global McDonald's	54	2024
Adam Deckinger	General Counsel and Secretary	48	2023
Jacqueline Hanson	Chief People Officer	55	2024
Donnie King	President and Chief Executive Officer	62	2019
Wes Morris	Group President, Poultry	59	2023
Kyle Narron	Group President, Prepared Foods	44	2024
Brady Stewart	Group President, Beef, Pork and Chief Supply Chain Officer	45	2023
John R. Tyson	Executive Vice President	34	2019
John H. Tyson has served as Chairman of the Board of Directors since 1998 and was previously Chief Executive Officer of the Company from 2000 until 2006. Mr. Tyson was initially employed by the Company in 1973.
Lori Bondar was appointed Senior Vice President and Chief Accounting Officer in December 2023, after serving as Senior Vice President, Finance and Accounting since her initial employment with the Company in September 2023. Ms. Bondar was employed by Avery Dennison Corporation from 2008 to 2023 prior to joining the Company.

Melanie Boulden was appointed Chief Growth Officer since her initial employment with the Company in February 2023. She has also served as Group President, Prepared Foods from September 2023 to September 2024. Prior to joining the Company, Ms. Boulden was employed by The Coca-Cola Company from 2019 to 2022, Reebok International from 2018 to 2019, and Crayola and Kraft Foods prior to that.
Curt Calaway was appointed Chief Financial Officer in August 2024, after serving as interim Chief Financial Officer from June 2024 to August 2024, as Chief Financial Officer for the Company's Prepared Foods business segment from May 2024 to August 2024, and as Senior Vice President and Treasurer from April 2022 to May 2024 and from December 2018 to May 2021. Between May 2021 and April 2022, he served as Senior Vice President, Finance and Corporate Development and has also held various leadership roles including Controller, Chief Accounting Officer and Vice President of Audit and Compliance. Mr. Calaway was initially employed by the Company in 2006.
Devin Cole was appointed as President, International & Global McDonald’s in July 2024 after serving as President, Global McDonald’s since March 2024. He was also employed at the Company from 1995 to 2014, serving in various roles including as a Group Vice President and as Chief Commercial Officer. Mr. Cole was employed by George’s Inc. from 2016 to 2023 and Keystone Foods from 2015 to 2016 before returning to the Company.
Adam Deckinger was appointed as General Counsel and Secretary in January 2023 after serving as Senior Vice President and Head of Law and Compliance since November 2022. Prior to that role, Mr. Deckinger served as Vice President and Associate General Counsel since his initial employment with the Company in April 2018. Mr. Deckinger was employed by The Boeing Company prior to joining the Company.
Jacqueline Hanson was appointed Chief People Officer in January 2024 after serving as Human Resources Senior Vice President for Poultry, Cobb, McDonald’s and International since August 2022. Ms. Hanson was employed by John Deere prior to joining the Company.
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
Wes Morris was appointed Group President, Poultry in January 2023 after serving as a consultant to the Company since October 2020. Mr. Morris was previously employed by the Company from 1999 until 2017 and has served in many leadership roles including President, Prepared Foods Operations. Mr. Morris was employed by Simmons Foods before his return to the Company.
Brady Stewart was appointed Group President, Beef, Pork and Chief Supply Chain Officer in August 2023 after serving as Group President, Fresh Meats since his initial employment with the Company in January 2023. Prior to joining the Company, Mr. Stewart was employed by Smithfield Foods from 2017 to 2022 and the Kansas City Sausage Company prior to that.
Kyle Narron was appointed Group President, Prepared Foods in October 2024, after serving as Senior Vice President of Pork and Prepared Foods from February 2023 to September 2024. Prior to joining the Company, Mr. Narron was employed by Smithfield Foods and Summit Logistics Group.
John R. Tyson is an Executive Vice President of the Company. He was previously Executive Vice President and Chief Financial Officer of the Company from October 2022 to June 2024, after serving as Executive Vice President, Strategy and Chief Sustainability Officer since October 2021, as Chief Sustainability Officer from September 2019 to October 2021, and as Director, Office of the Chief Executive Officer since his initial employment with the Company in May 2019. Mr. Tyson has been an observer at the Company’s board of directors’ meetings since 2014. He was employed by J.P. Morgan and as a private equity and venture capital investor prior to joining the Company.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We have, issued and outstanding, two classes of capital stock, Class A stock and Class B stock. Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share and holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of October 26, 2024, there were approximately 25,000 holders of record of our Class A stock and six holders of record of our Class B stock.

DIVIDENDS
Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. In fiscal 2024, the annual dividend rate for Class A stock was $1.96 per share and the annual dividend rate for Class B stock was $1.764 per share. Effective November 8, 2024, the Board of Directors increased the quarterly dividend previously declared on August 8, 2024, to $0.50 per share on our Class A common stock and $0.45 per share on our Class B common stock. The increased quarterly dividend is payable on December 13, 2024, to shareholders of record at the close of business on November 29, 2024. The Board also declared a quarterly dividend of $0.50 per share on our Class A common stock and $0.45 per share on our Class B common stock, payable on March 14, 2025, to shareholders of record at the close of business on February 28, 2025. We anticipate the remaining quarterly dividends in fiscal 2025 will be $0.50 and $0.45 per share of our Class A and Class B stock, respectively. This results in an annual dividend rate in fiscal 2025 of $2.00 for Class A shares and $1.80 for Class B shares, or a 2% increase compared to the fiscal 2024 annual dividend rate. We have paid uninterrupted quarterly dividends on common stock each year since 1977.
MARKET INFORMATION
Our Class A stock is traded on the New York Stock Exchange under the symbol “TSN.” No public trading market currently exists for our Class B stock.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Jun. 30, 2024 to Jul. 27, 2024	3,165	$58.26	—	7,301,400
Jul. 28, 2024 to Aug. 31, 2024	9,538	62.36	—	7,301,400
Sept. 1, 2024 to Sept. 28, 2024	88,487	47.63	—	7,301,400
Total	101,190	$49.35	—	7,301,400
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
(2)We purchased 101,190 shares during the period that were not made pursuant to our previously announced stock repurchase program but were purchased to fund certain Company obligations under our equity compensation plans.
(3)Shares purchased during the period pursuant to our previously announced stock repurchase program.

PERFORMANCE GRAPH
The following graph shows a five-year comparison of cumulative total returns for our Class A stock, the Standard & Poor’s (“S&P”) 500 Index, our fiscal 2023 peer group and the S&P 500 Consumer Staples Index described below.

Comparison of 5 Year Cumulative Total Returns
$200
$100
$0
9/28/19
10/3/20
10/2/21
10/1/22
9/30/23
9/28/24
Fiscal Year Ended
Tyson Foods, Inc.
S&P 500
Fiscal 2023 (Peer Group)
Fiscal 2024 (S&P 500 Consumer Staples Index)

	Fiscal Years Ended
	9/28/19	10/3/20	10/2/21	10/1/22	9/30/23	9/28/24
Tyson Foods, Inc.	$100.00	$71.30	$96.50	$83.02	$65.73	$80.54
S&P 500 Index	100.00	115.25	152.19	127.18	154.68	210.00
Fiscal 2023 (Peer Group)	100.00	111.01	125.39	124.62	148.13	188.77
Fiscal 2024 (S&P 500 Consumer Staples Index)	100.00	111.70	126.14	124.21	134.09	174.20
The total cumulative return on investment (change in the year-end stock price plus reinvested dividends), which is based on the stock price or composite index at the end of fiscal 2019, is presented for each of the periods for the Company, the S&P 500 Index, our fiscal 2023 peer group and the S&P 500 Consumer Staples Index. The graph compares the performance of the Company’s Class A common stock with that of the S&P 500 Index, our fiscal 2023 peer group, with the return of each company in the peer group weighted on market capitalization, and the S&P 500 Consumer Staples Index. The stock price performance of the Company’s Class A common stock shown in the above graph is not necessarily indicative of future stock price performance.
For fiscal 2024, we selected the S&P 500 Consumer Staples Index for the comparison of total cumulative return on investment. The S&P 500 Consumer Staples Index was selected as it includes a larger sample of companies within or adjacent to our industry.
For fiscal 2023, our peer group included: Albertsons Companies, Archer Daniels Midland Co., Bunge Ltd., Caterpillar Inc., Coca-Cola Co., Deere & Co., J.B. Hunt Transport Services, Kraft Heinz Co., Mondelez International, Inc., PepsiCo Inc., Performance Food Group, Sysco Corp., United Natural Foods, U.S. Foods Holding, Proctor & Gamble and Walmart Inc.
The information in this “Performance Graph” section shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

ITEM 6. SELECTED FINANCIAL DATA
Not applicable.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OBJECTIVE
The following discussion provides an analysis of the Company’s financial condition, cash flows and results of operations from management’s perspective and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. Our objective is to also provide discussion of events and uncertainties known to management that are reasonably likely to cause reported financial information not to be indicative of future operating results or of future financial condition and to offer information that provides understanding of our financial condition, cash flows and results of operations. Refer to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2022 for additional information related to fiscal 2022.
DESCRIPTION OF THE COMPANY
We are a world-class food company and recognized leader in protein. Founded in 1935 by John W. Tyson, it has grown under four generations of family leadership. The Company is unified by this purpose: Tyson Foods. We Feed the World Like Family™ and has a broad portfolio of iconic products and brands including Tyson®, Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, State Fair®, Aidells® and ibp®. Tyson Foods is dedicated to bringing high-quality food to every table in the world, safely, sustainably, and affordably, now and for future generations.
We operate in four reportable segments: Beef, Pork, Chicken and Prepared Foods. We measure segment profit as operating income (loss). International/Other primarily includes our foreign operations in Australia, China, Malaysia, Mexico, South Korea, Thailand and the Kingdom of Saudi Arabia, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC. For further description of the business, refer to Part I, Item 1, Business.
OVERVIEW
Fiscal year
We utilize a 52- or 53-week accounting period ending on the Saturday closest to September 30. The Company’s accounting cycle resulted in a 52-week year for fiscal 2024, 2023 and 2022.
General
Sales increased $0.4 billion to $53.3 billion in fiscal 2024, largely due to higher average sales prices in our Beef segment. We reported operating income of $1,409 million in fiscal 2024 as compared to an operating loss of $395 million in fiscal 2023, as we experienced higher operating income in all our segments other than the Beef segment. During fiscal 2024, we incurred higher performance-based compensation costs of $378 million driven by improved consolidated results. Due to the nature of our performance-based compensation plans, our segments were primarily impacted based on their relative number of eligible team members, and thus, our Chicken and Prepared Foods segments incurred a greater proportion of the total costs.
Additionally, in fiscal 2024, our operating income was impacted by $182 million of plant closure and disposal charges, $174 million in legal contingency accruals, $86 million of costs related to a production facility fire in the Netherlands and the subsequent decision to sell the facility, $31 million of restructuring and related charges and $8 million of brand discontinuation costs, partially offset by the benefit of $70 million of insurance proceeds, net of costs incurred, related to fires at our production facilities. In fiscal 2023, our results were impacted by $781 million of goodwill impairment charges, $322 million of plant closure and disposal charges, $156 million of legal contingency accruals, $124 million of restructuring and related charges, $17 million of product line discontinuation charges, and benefited from $53 million of insurance proceeds, net of costs incurred, related to fires at our production facilities and $19 million related to the relocation of a production facility in China.
Market Environment
According to the USDA, domestic protein production (beef, pork, chicken and turkey) increased slightly in fiscal 2024 compared to fiscal 2023. The Beef segment experienced limited supply of market-ready cattle and increased live cattle costs. Additionally, uncertainty exists regarding the timing of the anticipated cattle herd rebuilding. The Pork segment experienced sufficient supply and reduced hog costs. The Chicken segment experienced reduced feed ingredient costs. The Prepared Foods segment experienced reduced raw material costs primarily due to lower meat costs. Additionally, the conflicts between Ukraine and Russia, in addition to the Middle East, are ongoing and there are many risks and uncertainties in relation to the conflicts that are outside of our control. As of September 28, 2024, the impact of these conflicts have not had a material direct impact on our financial performance. If these conflicts escalate further, impact additional regions or countries, or have additional economic sanctions imposed, it could have a material impact on our business operations and financial performance.

Margins
Our total operating margin was 2.6% in fiscal 2024. Operating margins by segment were as follows:
•Beef – (1.9)%
•Pork – (0.7)%
•Chicken – 6.0%
•Prepared Foods – 8.9%
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
SUMMARY OF RESULTS

Sales	in millions
	2024	2023	2022
Sales	$53,309	$52,881	$53,282
Change in sales volume	—%	1.0%
Change in average sales price	0.6%	(1.5)%
Sales growth	0.8%	(0.8)%
2024 vs. 2023 –
•Sales Volume – Volumes were essentially flat and resulted in an increase of $19 million as increased sales volume in our Beef, Pork and Prepared Foods segments were mostly offset by decreased sales volume in our Chicken segment.
•Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $298 million, driven by increased pricing in our Beef segment.
◦The above changes in average sales price exclude the impacts of $45 million and $156 million reductions of Sales from the recognition of legal contingency accruals in fiscal 2024 and 2023, respectively.
2023 vs. 2022 –
•Sales Volume – Sales were positively impacted by an increase in sales volume, which accounted for an increase of $507 million, driven by increased volumes in our Chicken segment, partially offset by decreased volumes in our Beef segment due to the reduced domestic availability of live cattle and our Pork segment as a result of balancing our supply with customer demand.
•Average Sales Price – Sales were negatively impacted by lower average sales prices, which accounted for a decrease of $752 million, driven by reduced pricing in our Pork and Chicken segments, partially offset by higher average sales prices in our Beef and Prepared Foods segments.
◦The above change in average sales price for fiscal 2023 excludes the impact of a $156 million reduction of Sales from the recognition of legal contingency accruals.

Cost of Sales	in millions
	2024	2023	2022
Cost of sales	$49,682	$50,250	$46,614
Gross profit	3,627	2,631
Cost of sales as a percentage of sales	93.2%	95.0%
2024 vs. 2023 –
•Cost of sales decreased $568 million. Higher sales volume increased cost of sales by $18 million while lower input cost per pound decreased cost of sales by $586 million.
•The $586 million impact of lower input cost per pound was impacted by:
•Decrease of approximately $895 million in our Chicken segment related to decreased feed ingredient costs.
•Decrease in freight and transportation costs of approximately $310 million.
•Decrease of $140 million due to plant closures and disposals.
•Decrease in hog costs of approximately $135 million in our Pork segment.
•Decrease in raw material and other input costs of approximately $65 million in our Prepared Foods segment.

•Decrease due to net derivative losses of $55 million in fiscal 2024, compared to net derivative losses of $117 million in fiscal 2023 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.
•Decrease of $59 million in our Chicken segment from insurance proceeds, net of costs, related to a production facility fire in the fourth quarter of fiscal 2021.
•Decrease of $29 million in restructuring and related costs.
•Increase in cattle costs of approximately $1,315 million in our Beef segment.
•Increase in performance-based compensation costs of $173 million.
•Increase of $129 million related to the recognition of legal contingency accruals in our Beef, Pork and Chicken segments.
•Increase of $86 million in International/Other from costs related to a production facility fire in the Netherlands and subsequent decision to sell the facility.
•Increase of $42 million in our Beef segment from insurance proceeds received in the first quarter of fiscal 2023 related to the fire at our production facility in the fourth quarter of fiscal 2019.
•Remaining decrease in costs across all of our segments primarily driven by net impacts on average cost per pound from mix changes in addition to savings from our productivity program.
•The $18 million impact of increased sales volume was primarily driven by increased volumes in our Beef, Pork and Prepared Foods segments.
2023 vs. 2022 –
•Cost of sales increased $3,636 million. Higher sales volume increased cost of sales by $444 million while higher input cost per pound increased cost of sales by $3,192 million.
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
•Increase of $322 million due to costs associated with plant closures and disposals.
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
•The $444 million impact of increased sales volume was primarily driven by increased volumes in our Chicken segment.

Selling, General and Administrative	in millions
	2024	2023	2022
Selling, general and administrative	$2,218	$2,245	$2,258
As a percentage of sales	4.2%	4.2%
2024 vs. 2023 –
•Decrease of $27 million in selling, general and administrative was primarily driven by:
•Decrease of $71 million in marketing, advertising and promotion expenses.
•Decrease of $64 million in restructuring and related costs.
•Decrease of $28 million in corporate facilities and assets costs.

•Decrease of $18 million in donations.
•Increase of $155 million in team member costs including $205 million in performance-based compensation partially offset by a decrease of $50 million in all other team member costs.
•Increase of $8 million in brand discontinuation costs.
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
•Increase of $57 million in marketing, advertising and promotion expenses.
•Increase of $47 million in restructuring and related costs.

Goodwill Impairment	in millions
	2024	2023
Goodwill Impairment	$—	$781
2024 vs. 2023 –
•We recorded $781 million in goodwill impairment charges in fiscal 2023.

Interest (Income) Expense	in millions
	2024	2023
Interest income	$(89)	$(30)
Interest expense	481	355
2024 vs. 2023 –
•The increase in interest income for fiscal 2024 was primarily due to higher cash and cash equivalents held and increased interest rates.
•The increase in interest expense for fiscal 2024 was primarily due to interest expense related to our term loan facilities and the recently issued 5.40% 2029 Notes and 5.70% 2034 Notes.

Other (Income) Expense, net	in millions
	2024	2023
	$(75)	$(42)
2024 – Included $34 million of production facilities fire insurance proceeds, $15 million gain on sale of an equity method investment, $15 million of joint venture earnings and $11 million of foreign exchange gains.
2023 – Included $22 million of production facilities fire insurance proceeds, $17 million of foreign exchange gains and $12 million of joint venture earnings.

Effective Tax Rate
	2024	2023
	24.8%	4.3%
The percentage impacts on the effective tax rate were greater in fiscal 2023 due to the level of pretax (loss) in fiscal 2023 compared to fiscal 2024. Additionally, the impact of tax benefits decreased the effective tax rate on pretax income in fiscal 2024 and increased the effective tax rate in fiscal 2023 due to the pretax loss.
2024 – The effective tax rate is higher than the statutory rate due to state taxes and the impact of $63 million of non-deductible goodwill associated with the sale of our Vienna, Georgia facility.
2023 – The effective tax rate is lower than the statutory rate due to a $781 million non-deductible goodwill impairment, partially offset by income tax credits and a $26 million benefit from the remeasurement of deferred income taxes, primarily due to legislation decreasing state tax rates enacted in fiscal 2023.

Net Income (Loss) Attributable to Tyson	in millions, except per share data
	2024	2023
Net income (loss) attributable to Tyson	$800	$(648)
Net income (loss) attributable to Tyson - per diluted share	2.25	(1.87)
2024 – Included the following items:
•$182 million pretax, or ($0.41) per diluted share, of charges related to plant closures and disposals.
•$174 million pretax, or ($0.38) per diluted share, related to the recognition of legal contingency accruals.
•$86 million pretax, or ($0.21) per diluted share, of charges related to a production facility fire in the Netherlands and our subsequent decision to sell the facility.
•$31 million pretax, or ($0.06) per diluted share, of restructuring and related charges.
•$8 million pretax, or ($0.02) per diluted share, of brand discontinuation charges.
•$104 million pretax, or $0.23 per diluted share, of production facilities fire insurance proceeds, net of costs incurred.
2023 – Included the following items:
•$757 million pretax, or ($2.13) per diluted share, of goodwill impairment charges (non-tax deductible) net of $24 million associated with Net Income (Loss) Attributable to Noncontrolling Interests.
•$322 million pretax, or ($0.67) per diluted share, of charges related to plant closures and disposals.
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
SEGMENT RESULTS
We operate in four reportable segments: Beef, Pork, Chicken, and Prepared Foods. International/Other primarily includes our foreign operations in Australia, China, Malaysia, Mexico, South Korea, Thailand and the Kingdom of Saudi Arabia, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC. Additional information regarding the geographic areas of our foreign operations is set forth in Part II, Item 8, Notes to Consolidated Financial Statements, Note 17: Segment Reporting. The following table is a summary of segment sales and operating income (loss) for fiscal years ended 2024, 2023 and 2022, which is how we measure segment income (loss):

						in millions
	Sales			Operating Income (Loss)
	2024	2023	2022	2024	2023	2022
Beef(a)	$20,479	$19,325	$19,854	$(381)	$(91)	$2,502
Pork(b)	5,903	5,768	6,414	(40)	(139)	193
Chicken(c)	16,425	17,060	16,961	988	(770)	955
Prepared Foods(d)	9,851	9,845	9,689	879	823	746
International/Other(e)	2,353	2,515	2,355	(37)	(218)	14
Intersegment Sales	(1,702)	(1,632)	(1,991)	—	—	—
Total	$53,309	$52,881	$53,282	$1,409	$(395)	$4,410
(a) Beef segment results for fiscal 2024 included a $45 million legal contingency accrual and $41 million of costs related to plant closures and disposals. Beef segment results for fiscal 2023 included a $333 million goodwill impairment, $42 million of insurance proceeds, net of costs incurred and $33 million of restructuring and related costs. Beef segment results for fiscal 2022 included $27 million of insurance proceeds, net of costs incurred and $16 million of restructuring and related costs.
(b) Pork segment results for fiscal 2024 included $108 million of costs related to plant closures and disposals and $73 million of legal contingency accruals.

(c) Chicken segment results for fiscal 2024 included a $56 million legal contingency accrual, $33 million of costs related to plant closures and disposals and $70 million of insurance proceeds, net of costs incurred. Chicken segment results for fiscal 2023 included $322 million of costs related to plant closures and disposals, a $210 million goodwill impairment, $156 million of legal contingency accruals, $16 million of restructuring and related costs and $11 million of insurance proceeds, net of costs incurred. Chicken results for fiscal 2022 included $35 million of insurance proceeds, net of costs incurred.
(d) Prepared Foods segment results for fiscal 2024 included $24 million of restructuring and related costs. Prepared Foods segment results for fiscal 2023 include $49 million of restructuring and related costs and $17 million of product line discontinuation charges. Prepared Foods segment results for fiscal 2022 included $36 million of restructuring and related costs.
(e) International/Other results for fiscal 2024 included $86 million of costs, net of insurance proceeds, related to a fire at our production facility in the Netherlands and subsequent decision to sell. International/Other results for fiscal 2023 included a $238 million goodwill impairment.

Beef Segment Results					in millions
	2024	2023	Change 2024 vs. 2023	2022	Change 2023 vs. 2022
Sales	$20,479	$19,325	$1,154	$19,854	$(529)
Sales Volume Change			1.6%		(3.1)%
Average Sales Price Change			4.4%		0.4%
Operating Income (Loss)	$(381)	$(91)	$(290)	$2,502	$(2,593)
Operating Margin	(1.9)%	(0.5)%		12.6%
2024 vs. 2023 –
•Sales Volume – Sales volume increased primarily due to higher average carcass weights.
•Average Sales Price – Average sales price increased due to increased input costs and increased demand.
•Operating Income (Loss) – Operating income decreased primarily due to compressed beef margins, the recognition of a legal contingency accrual and plant closures and disposal charges in fiscal 2024, and insurance proceeds in fiscal 2023 related to a fire at a production facility in 2019, partially offset by a goodwill impairment charge recorded in fiscal 2023.
2023 vs. 2022 –
•Sales Volume – Sales volume decreased due to lower availability of live cattle.
•Average Sales Price – Average sales price increased slightly due to price increases associated with reduced live cattle supply and increased input costs, partially offset by reduced export demand and softening demand.
•Operating Income (Loss) – Operating income decreased due to unfavorable market conditions, including higher fed cattle costs. Additionally, operating income in fiscal 2023 was impacted by a goodwill impairment charge and benefited from increased insurance proceeds related to a fire at a production facility in fiscal 2019, partially offset by increased restructuring and related charges.

Pork Segment Results					in millions
	2024	2023	Change 2024 vs. 2023	2022	Change 2023 vs. 2022
Sales	$5,903	$5,768	$135	$6,414	$(646)
Sales Volume Change			3.8%		(2.2)%
Average Sales Price Change			(0.7)%		(7.9)%
Operating Income (Loss)	$(40)	$(139)	$99	$193	$(332)
Operating Margin	(0.7)%	(2.4)%		3.0%
2024 vs. 2023 –
•Sales Volume – Sales volume increased due to improved market conditions and increased domestic availability of market-ready hogs.
•Average Sales Price – Average sales price decreased driven by lower pricing on drop credit items. The change in average sales price excludes the impact of a $45 million reduction of Sales from the recognition of a legal contingency accrual in fiscal 2024.
•Operating Income (Loss) – Operating income increased primarily due to higher pork margins, improved results in our live hog operations and lapping the impacts of a production facility fire in the third quarter of fiscal 2023, partially offset by the recognition of legal contingency accruals and plant closures and disposal costs in fiscal 2024.
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

Chicken Segment Results					in millions
	2024	2023	Change 2024 vs. 2023	2022	Change 2023 vs. 2022
Sales	$16,425	$17,060	$(635)	$16,961	$99
Sales Volume Change			(2.2)%		3.4%
Average Sales Price Change			(2.4)%		(1.9)%
Operating Income (Loss)	$988	$(770)	$1,758	$955	$(1,725)
Operating Margin	6.0%	(4.5)%		5.6%
2024 vs. 2023 –
•Sales Volume – Sales volume decreased primarily due to reduced domestic production.
•Average Sales Price – Average sales price decreased due to the impact of lower input costs. The change in average sales price excludes the impact of a $156 million reduction of Sales from the recognition of legal contingency accruals in fiscal 2023.
•Operating Income (Loss) – Operating income increased primarily due to improved operational efficiencies, a goodwill impairment charge recorded in fiscal 2023, lower plant closures and disposal charges, reduced legal contingency accruals, decreased freight costs and an increase in insurance proceeds, net of costs incurred associated with a production facility fire in the fourth quarter of fiscal 2021. Additionally, we experienced $895 million of lower feed ingredient costs in fiscal 2024 which was partially offset by associated decreases in average sales price.
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
•Operating Income (Loss) – Operating income decreased primarily due to the impacts of inflationary market conditions as well as operational impacts associated with strategic decisions in the first half of fiscal 2023. Operating income in fiscal 2023 was impacted by $300 million of higher feed ingredient costs and $80 million of net derivative losses as compared to $195 million of net derivative gains in fiscal 2022. Operating income in fiscal 2023 was impacted by plant closures and disposal charges, goodwill impairment charges, legal contingency accruals and restructuring and related charges, offset by insurance proceeds, net of costs incurred associated with a production facility fire in fiscal 2021.

Prepared Foods Segment Results				in millions
	2024	2023	Change 2024 vs. 2023	2022	Change 2023 vs. 2022
Sales	$9,851	$9,845	$6	$9,689	$156
Sales Volume Change			0.9%		0.3%
Average Sales Price Change			(0.8)%		1.3%
Operating Income	$879	$823	$56	$746	$77
Operating Margin	8.9%	8.4%		7.7%
2024 vs. 2023 –
•Sales Volume – Sales volume increased primarily due to the acquisition of Williams Sausage Company in the third quarter of 2023.
•Average Sales Price – Average sales price decreased primarily due to sales mix.
•Operating Income – Operating income increased primarily due to lower raw materials costs, freight costs, marketing, advertising and promotion expenses and restructuring and related charges.
2023 vs. 2022 –
•Sales Volume – Sales volume increased slightly as increased retail volumes were partially offset by a reduction in foodservice volumes.
•Average Sales Price – Average sales price increased due to the effects of revenue management in an inflationary cost environment and favorable product mix.

•Operating Income – Operating income increased in fiscal 2023 primarily due to higher average sales prices and a $45 million reduction in raw material costs, partially offset by increased marketing, advertising and promotion spend. Operating income in fiscal 2023 was impacted by $17 million of product line discontinuation charges and $49 million of restructuring and related charges.

International/Other Results				in millions
	2024	2023	Change 2024 vs. 2023	2022	Change 2023 vs. 2022
Sales	$2,353	$2,515	$(162)	$2,355	$160
Operating Income (Loss)	(37)	(218)	181	14	(232)
2024 vs. 2023 –
•Sales – Sales decreased due to lower average sales price and the impact of the production facility fire in the Netherlands partially offset by increased volumes in the other regions.
•Operating Income (Loss) – Operating income increased primarily due to a goodwill impairment charge recorded in fiscal 2023, partially offset by the impacts of a production facility fire in the first quarter of fiscal 2024 and the subsequent decision to sell the facility.
2023 vs. 2022 –
•Sales – Sales increased due to volume growth and pricing actions to offset the high inflationary cost environment, which was partially offset by foreign exchange rate movements.
•Operating Income (Loss) – Operating income (loss) decreased due to a $238 million goodwill impairment.
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

Cash Flows from Operating Activities		in millions
	2024	2023
Net income (loss)	$822	$(649)
Non-cash items in net income (loss)	1,544	2,214
Net changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	59	136
(Increase) decrease in inventories	153	175
Increase (decrease) in accounts payable	(205)	47
Increase (decrease) in income taxes payable/receivable	89	108
Net changes in other operating assets and liabilities	128	(279)
Net cash provided by operating activities	$2,590	$1,752
•Non-cash items in net income (loss) primarily included depreciation and amortization of $1,400 million and $1,339 million in fiscal 2024 and fiscal 2023, respectively, and a $781 million goodwill impairment in fiscal 2023.
•Cash provided by operating activities for fiscal 2024 was $2.6 billion, an increase of $838 million compared to fiscal 2023, due to $801 million of higher earnings, net of non-cash items, and a $37 million increase in cash provided by the net changes in operating assets and liabilities which was primarily impacted by:
•An increase of $407 million due to an increase of $128 million in the net changes in other operating assets and liabilities in fiscal 2024, compared to a decrease of $279 million in fiscal 2023, primarily driven by an increase in performance-based compensation.
•Partially offset by:
•A decrease of $252 million due to a decrease in accounts payable of $205 million during fiscal 2024, compared to an increase of $47 million in fiscal 2023, primarily due to lower input costs and decrease in days payables outstanding.
•A decrease of $77 million due to a decrease in accounts receivable of $59 million of fiscal 2024, compared to a decrease of $136 million in fiscal 2023. The reduced decline in accounts receivable was primarily due to the decreased level of sales in the last few weeks of each year end partially offset by a net decrease in days sales outstanding.

Cash Flows from Investing Activities		in millions
	2024	2023
Additions to property, plant and equipment	$(1,132)	$(1,939)
(Purchases of)/Proceeds from marketable securities, net	(3)	(2)
Proceeds from sale of business	174	—
Acquisitions, net of cash acquired	—	(262)
Acquisition of equity investments	(29)	(115)
Other, net	102	19
Net cash used for investing activities	$(888)	$(2,299)
•Additions to property, plant and equipment included spending for production growth, safety and animal well-being, new equipment, infrastructure replacements and upgrades to maintain competitive standing and position us for future opportunities.
•Approximately $625 million will be necessary to complete buildings and equipment under construction at September 28, 2024.
•We expect capital expenditures between $1.0 billion and $1.2 billion for fiscal 2025. Capital expenditures include investments in profit improvement projects as well as projects for maintenance and repair.
•Proceeds from sale of business related to the sale of our Vienna, Georgia facility in fiscal 2024.
•Acquisitions, net of cash acquired for fiscal 2023 included $223 million, net of cash acquired, for our acquisition of Williams Sausage Company and $39 million for the 60% equity stake in Supreme Foods Processing Company, a producer and distributor of value-added and cooked chicken and beef products.
•Acquisition of equity investments for fiscal 2023 primarily included: the purchase of minority interest in a global insect-based ingredients company; the purchase of a minority interest in a fully integrated poultry company in the Middle East that produces broiler chickens and operates hatcheries and feed mills; and deferred payments related to prior year equity method investment.
•Other, net for fiscal 2024 primarily included proceeds from disposition of corporate assets, proceeds on the sale of an equity method investment and insurance proceeds related to fires at our production facilities.

Cash Flows from Financing Activities		in millions
	2024	2023
Proceeds from issuance of debt	$2,415	$1,130
Payments on debt	(1,641)	(603)
Proceeds from issuance of commercial paper	1,694	7,693
Repayments of commercial paper	(2,285)	(7,103)
Purchases of Tyson Class A common stock	(49)	(354)
Dividends	(684)	(670)
Stock options exercised	14	11
Other, net	(45)	(16)
Net cash provided by (used for) financing activities	$(581)	$88
•During fiscal 2024, proceeds from issuance of debt included $750 million of proceeds from the term loan facility due May 2028, $600 million of proceeds from the 5.40% 2029 Notes, and $900 million from the 5.70% 2034 Notes. During fiscal 2023, proceeds from issuance of debt included $1 billion of proceeds from the issuance of a term loan facility due May 2026.
•Payments on debt included:
•2024 – In March 2024, we issued senior unsecured notes with an aggregate principal amount of $1.5 billion. A portion of the net proceeds from the issuances were used to repay $250 million of the amount outstanding under our term loan facility due May 2026 and we used the remainder of the proceeds to retire the $1,250 million notes due August 2024.
•2023 – In September 2023, we extinguished the $400 million outstanding balance of our senior notes due September 2023.
•Purchases of Tyson Class A common stock included:
•$300 million of cash paid for shares repurchased pursuant to our share repurchase program in fiscal 2023.
•$49 million and $54 million for shares repurchased to fund certain obligations under our equity compensation plans in fiscal 2024 and 2023, respectively.
•Dividends paid during fiscal 2024 included a 2% increase to our fiscal 2023 quarterly dividend rate.

Liquidity					in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available at September 28, 2024
Cash and cash equivalents					$1,717
Short-term investments					10
Revolving credit facility	September 2026	$2,250	$—	$—	2,250
Commercial Paper					—
Total liquidity					$3,977
•Liquidity includes cash and cash equivalents, short-term investments and availability under our revolving credit facility, less the outstanding commercial paper balance.
•At September 28, 2024, we had current debt of $74 million, which we intend to pay with cash generated from our operating activities and other existing or new liquidity sources.
•The revolving credit facility supports our short-term funding needs and also serves to backstop our commercial paper program. We had no borrowings under the revolving credit facility during fiscal 2024. Under the terms of the facility, we have the option to establish incremental commitment increases of up to $500 million if certain conditions are met.
•We expect net interest expense will approximate $380 million for fiscal 2025.
•Our ratio of short-term assets to short-term liabilities (“current ratio”) was 2.0 to 1 and 1.3 to 1 at September 28, 2024, and September 30, 2023, respectively. The increase in fiscal 2024 was primarily due to increased cash and cash equivalents and decreased current debt.
•At September 28, 2024, $708 million of our cash was held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. We manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. We intend to repatriate any excess cash (net of applicable withholding taxes) not subject to regulatory requirements and to indefinitely reinvest outside of the United States the remainder of cash held by foreign subsidiaries. We do not expect the regulatory restrictions or taxes on repatriation to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.
Capital Resources
Credit Facility
Cash flows from operating activities and cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $2.25 billion, to provide additional liquidity for working capital needs and to backstop our commercial paper program.
At September 28, 2024, amounts available for borrowing under our revolving credit facility totaled $2.25 billion. Our revolving credit facility is funded by a syndicate of 20 banks, with commitments ranging from $35 million to $175 million per bank.
Commercial Paper Program
Our commercial paper program provides a low-cost source of borrowing to fund general corporate purposes including working capital requirements. The maximum borrowing capacity under the commercial paper program is $1.5 billion. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. As of September 28, 2024, we had no commercial paper outstanding. Our ability to access commercial paper in the future may be limited or its costs increased.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At September 28, 2024, and September 30, 2023, the ratio of our net debt to EBITDA was 2.8x and 9.1x, respectively. Refer to Other Key Financial Measures below for an explanation and reconciliation to comparable Generally Accepted Accounting Principles (“GAAP”) measures. The decrease in this ratio at September 28, 2024 is due to an increase in EBITDA of $1,896 million and decrease in net debt of $858 million.
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
Revolving Credit Facility
S&P's applicable rating is “BBB.” Moody's applicable rating is “Baa2.” The below table outlines the fees paid on the unused portion of the facility (“Facility Fee Rate”) and letter of credit fees and borrowings (“All-in Borrowing Spread”) that corresponds to the applicable ratings levels from S&P and Moody's.

Ratings Level (Moody's/S&P)	Facility Fee Rate	All-in Borrowing Spread
A2/A or above	0.700%	0.875%
A3/A-	0.090%	1.000%
Baal/BBB+	0.100%	1.125%
Baa2/BBB (current level)	0.125%	1.250%
Baa3/BBB or lower	0.175%	1.375%
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
We were in compliance with all debt covenants at September 28, 2024 and expect that we will maintain compliance.
Pension Plans
As further described in Part II, Item 8, Notes to Consolidated Financial Statements, Note 15: Pensions and Other Postretirement Benefits, the funded status of our defined benefit pension plans is defined as the amount the projected benefit obligation exceeds the plan assets. The funded status of the plans is an underfunded position of $158 million at the end of fiscal 2024 as compared to an underfunded position of $149 million at the end of fiscal 2023. We contributed $14 million in fiscal 2024 and expect to contribute approximately $14 million of cash to our pension plans in fiscal 2025. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements. As a result, the actual funding in fiscal 2025 may be different from the estimate.
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

CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations as of September 28, 2024 (in millions):

	Payments Due by Period
	2025	2026-2027	2028-2029	2030 and thereafter	Total
Debt principal payments (1)	$75	$2,975	$2,404	$4,415	$9,869
Interest payments (2)	489	854	608	2,847	4,798
Guarantees (3)	24	16	26	17	83
Operating lease obligations (4)	197	266	157	187	807
Purchase obligations (5)	368	401	179	247	1,195
Capital expenditures (6)	625	—	—	—	625
Other long-term liabilities (7)	—	—	—	—	904
Total contractual commitments	$1,778	$4,512	$3,374	$7,713	$18,281
(1)In the event of a default on payment, acceleration of the principal payments could occur.
(2)Interest payments include interest on all outstanding debt. Payments are estimated for variable rate and variable term debt based on effective interest rates at September 28, 2024, and expected payment dates.
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
(4)For additional information regarding operating leases, refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 6: Leases.
(5)Amounts include agreements with a remaining term in excess of one year to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligations amount included items, such as future purchase commitments for grains and livestock purchase contracts, that provide terms that meet the above criteria. For certain grain purchase commitments with a fixed quantity provision, we have assumed the future obligations under the commitment based on available commodity futures prices as published in observable active markets as of September 28, 2024. We have excluded future purchase commitments for contracts that do not meet these criteria. Purchase orders are not included in the table, as a purchase order is an authorization to purchase and is cancellable. Contracts for goods or services that contain termination clauses without penalty have also been excluded.
(6)Amounts include estimated amounts to complete buildings and equipment under construction as of September 28, 2024.
(7)Other long-term liabilities primarily consist of deferred compensation, deferred income, self-insurance and asset retirement obligations. We are unable to reliably estimate the amount and timing of the remaining payments beyond fiscal 2024; therefore, we have only included the total liability in the table above. We also have employee benefit obligations consisting of pensions and other postretirement benefits of $180 million that are excluded from the table above. A discussion of the Company's pension and postretirement plans, including funding matters, is included in Part II, Item 8, Notes to Consolidated Financial Statements, Note 15: Pensions and Other Postretirement Benefits.
In addition to the amounts shown above in the table, we have unrecognized tax benefits of $137 million and related interest and penalties of $59 million at September 28, 2024, recorded in Other long-term liabilities.
The potential maximum contractual obligation associated with our cash flow assistance programs at September 28, 2024, based on the estimated fair values of the livestock supplier’s net tangible assets on that date, aggregated to approximately $280 million. After analyzing residual credit risks and general market conditions, we have recorded a $14 million allowance for these programs' estimated credit losses at September 28, 2024.

OTHER KEY FINANCIAL MEASURES
The following are other key financial measures used by the Company for the purposes of assessing performance and highlighting operational trends as well as our ability to generate earnings sufficient to service our debt:

in millions, except ratio data
	2024	2023	2022

Net income (loss)	$822	$(649)	$3,249
Less: Interest income	(89)	(30)	(17)
Add: Interest expense	481	355	365
Add/(Less): Income tax expense (benefit)	270	(29)	900
Add: Depreciation	1,159	1,100	945
Add: Amortization (a)	229	229	246
EBITDA	$2,872	$976	$5,688

Total gross debt	9,787	9,506	8,321
Less: Cash and cash equivalents	(1,717)	(573)	(1,031)
Less: Short-term investments	(10)	(15)	(1)
Total net debt	$8,060	$8,918	$7,289

Ratio Calculations:
Gross debt/EBITDA	3.4x	9.7x	1.5x
Net debt/EBITDA	2.8x	9.1x	1.3x
Return on invested capital (b)	3.9%	(1.4%)	13.4%
Total debt to capitalization (c)	34.6%	34.2%	29.6%
Book value per share (d)	$52.03	$51.37	$55.04
(a)Excludes the amortization of debt issuance and debt discount expense of $12 million, $10 million, $11 million for fiscal 2024, 2023 and 2022, respectively, as it is included in Interest expense.
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
Effect if Actual Results Differ From Assumptions
We have not made any material changes in the accounting methodology used to establish our contingent liabilities during the past three fiscal years. As set forth in Part II, Item 8, Notes to the Consolidated Financial Statements, Note 20: Commitments and Contingencies, we recognized $174 million and $156 million of charges in fiscal 2024 and 2023, respectively, from legal accruals related to our broiler antitrust civil litigation, broiler chicken grower litigation, pork antitrust litigation and wage rate litigation based on our assessment of the likelihood and amount of probable losses. We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate our contingent liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material.
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
Effect if Actual Results Differ From Assumptions
We have not made any material changes in the accounting methodology used to establish our self-insurance liability during the past three fiscal years. We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate our self-insurance liability. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material. A 10% change in the actuarial estimate at September 28, 2024, would not have a significant impact on our liability.
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
Defined benefit pension plans
Description
We sponsor four defined benefit pension plans that provide retirement benefits to certain team members. We also participate in a multi-employer plan that provides defined benefits to certain team members covered by collective bargaining agreements. Such plans are usually administered by a board of trustees composed of the management of the participating companies and labor representatives. We use independent third-party actuaries to assist us in determining our pension obligations and net periodic benefit cost. We and the actuaries review assumptions that include estimates of the present value of the projected future pension payment to all plan participants, taking into consideration the likelihood of potential future events such as salary increases and demographic experience. We accumulate and amortize the effect of actuarial gains and losses over future periods. Net periodic benefit cost for the defined benefit pension plans was $8 million in fiscal 2024. The projected benefit obligation was $188 million at the end of fiscal 2024. Unrecognized actuarial loss was $3 million at the end of fiscal 2024. We currently expect net periodic benefit cost associated with our pension plans to be approximately $7 million in fiscal 2025. We expect to contribute approximately $14 million of cash to our pension plans in fiscal 2025. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements.

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
Effect if Actual Results Differ From Assumptions
We have not made any material changes in the accounting methodology used to establish our pension obligations and net periodic benefit cost during the past three fiscal years. We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate our pension obligations and net periodic benefit cost. However, if actual results are not consistent with our estimates or assumptions, they are accumulated and amortized over future periods and, therefore generally affect the net periodic benefit cost in future periods. A 1% change in the discount rate at September 28, 2024, would not have a significant impact on the projected benefit obligation or net periodic benefit cost. A 1% change in the return on plan assets at September 28, 2024, would not have a significant impact on net periodic benefit cost. The sensitivities reflect the impact of changing one assumption at a time with the remaining assumptions held constant. Economic factors and conditions often affect multiple assumptions simultaneously and the effect of changes in assumptions are not necessarily linear.
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

Judgments and Uncertainties
We estimate the fair value of our reporting units considering the use of various valuation techniques, with the primary technique being an income approach (discounted cash flow method) and another technique being a market approach (guideline public company method), which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. We include assumptions about sales growth, operating margins, discount rates and valuation multiples which consider our budgets, business plans, economic projections and marketplace data, and are believed to reflect market participant views which would exist in an exit transaction. Assumptions are also made for varying growth rates for periods beyond the long-term business plan period. Generally, we utilize operating margin assumptions based on future expectations, macro-economic trends, operating margins historically realized in the reporting units’ industries and industry marketplace valuation multiples. We consider reporting units that have 20% or less excess fair value over carrying amount to have a heightened risk of impairment. Our fiscal 2024 and fiscal 2022 goodwill impairment analyses did not result in impairment charges.
During fiscal 2023, we experienced lower than previously anticipated operating results and changing market fundamentals, as well as a drop in our market capitalization to below book value and an increase in long-term treasury rates which caused a net 50 basis point increase in the discount rates used in estimating the fair value of the reporting units. Based on quantitative assessments, we recognized $781 million of goodwill impairment charges including $333 million to partially impair the goodwill of the Beef reporting unit, $238 million to fully impair the goodwill of two of our International/Other reporting units and $210 million to partially impair the goodwill of a Chicken segment reporting unit. Following the fiscal 2023 assessments, our Beef, Pork and two Chicken segment reporting units, with total goodwill of approximately $3.8 billion, were at heightened risk of impairment.
We performed our annual impairment assessment as of the first day of our fourth quarter of fiscal 2024 and determined it was necessary to perform quantitative assessments for our Beef, Pork, and two Chicken segment reporting units, as all of these reporting units were at heightened risk of impairment following the fiscal 2023 assessments. In addition, due to lower than previously anticipated operating results and increased interest rates, we determined it was necessary to perform a quantitative assessment for one of our International/Other reporting units, which had goodwill of $0.2 billion at September 28, 2024. Based on our assessments, we determined that all of these reporting units’ estimated fair values exceeded their carrying values, and thus, did not result in any additional goodwill impairments. Following the annual fiscal 2024 assessment, our Beef and two Chicken segment reporting units, with total goodwill of approximately $3.3 billion, were at heightened risk of impairment.
Our Beef segment reporting unit had goodwill of $0.3 billion at September 28, 2024. In estimating its fair value, we generally assumed operating margins in future years would normalize over time as we believe this is consistent with market participant views in an exit transaction. The current year results are not indicative of future market participant expectations in an exit transaction primarily due to challenging market conditions associated with lower cattle supplies which impacts we expect to be mostly temporary in nature. An increase of approximately 25-50 basis points in the discount rate or reduced estimated long-term operating margins to below 2.0%-3.0% (breakeven), with all other assumptions unchanged, would have caused the carrying value of this reporting unit to exceed its fair value, which may have resulted in an additional material goodwill impairment loss.
Our Chicken segment reporting units had goodwill of $3.0 billion at September 28, 2024. We generally assumed operating margins in future years would normalize over time as we believe this is consistent with market participant views in an exit transaction. To pass the impairment quantitative test, projected long-term operating margins, utilizing the discounted cash flow method, had to average approximately 4.0%-5.0% (breakeven). Operating margins for fiscal 2024 exceeded the breakeven amounts. Additionally, a hypothetical increase in the discount rate of approximately 75-125 basis points at September 28, 2024, with all other assumptions unchanged, would have caused the carrying values of the Chicken segment's reporting units to approximate its fair value, which may have resulted in a material goodwill impairment loss.
Our remaining reporting units, Prepared Foods, Pork and International/Other, had goodwill of $6.5 billion at September 28, 2024, and were not considered at heightened risk of impairment following the fiscal 2024 annual assessment. A hypothetical increase in the discount rate of approximately 125-150 basis points as of the date of its most recent estimated fair value determination, which was in the third quarter of fiscal 2023, with all other assumptions unchanged, would have caused the carrying value of the Prepared Foods reporting unit, with goodwill of $5.9 billion at September 28, 2024, to approximate its fair value. Discount rates utilized in the discounted cash flow method would have remained unchanged from the third quarter of fiscal 2023 assessment to our annual fiscal 2024 assessment date.
The fair value of our indefinite life intangible assets is calculated principally using multi-period excess earnings and relief-from-royalty valuation approaches, which uses significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy, and is believed to reflect market participant views which would exist in an exit transaction. Under these valuation approaches, we are required to make estimates and assumptions about sales growth, operating margins, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. We consider indefinite life intangible assets that have 20% or less excess fair value over carrying amount to have a heightened risk of impairment. Our fiscal 2024, 2023 and 2022 indefinite life intangible assets impairment analyses did not result in an impairment charge.

All of our indefinite life intangible assets' estimated fair values exceeded their carrying values by more than 20% at the date of the most recent estimated fair value determination, which was in the annual assessment as of the beginning of the fourth quarter of fiscal 2024, other than one of our Prepared Foods brands with a carrying value of $0.5 billion at September 28, 2024. A hypothetical increase in the discount rate of approximately 75-125 basis points as of the date of the most recent estimated fair value, with all other assumptions unchanged, would have caused the carrying value to approximate its fair value. We generally assumed operating margins and growth rates in future years would normalize over time as we believe this is consistent with market participant views in an exit transaction. Operating margins for fiscal 2024 exceeded the breakeven. Had we assumed future growth rates consistent with those realized in fiscal 2024, we would have failed the impairment quantitative test, which may have resulted in material impairment losses. The current year growth rate is not indicative of future market participant expectations in an exit transaction primarily due to the impacts of rapid inflationary pressures and volatile market conditions which impacts we expect to be mostly temporary in nature. We do not currently consider any of our other indefinite life intangible assets, which had aggregate carrying value of $3.6 billion at September 28, 2024, to be at heightened risk of impairment.
Effect if Actual Results Differ From Assumptions
We have not made material changes in the accounting methodology used to evaluate impairment of goodwill and indefinite life intangible assets during the last three years.
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
We continuously evaluate the changing macro-economic conditions including inflationary pressures, rising interest rates, demand outlook and export markets, and the Company's market capitalization. Our reporting units with heightened risk of future impairments with $3.3 billion carrying value at September 28, 2024, as well as the brand with $0.5 billion carrying value, as described above, all had less than 20% of excess fair value above carrying value as of the date of the most recent estimated fair value determination with our Beef reporting unit having less than 10% excess fair value above carrying value. Consequently, their estimated fair values, especially our Beef reporting unit, remain highly sensitive to future discount rate increases, changing macro-economic conditions and achievement of projected long-term operating margins. Discount rates decreased by approximately 50 basis points from the date of our annual impairment assessment to September 28, 2024. Although the remaining reporting units and indefinite life intangible assets had more than 20% excess fair value over carrying amount as of the date of the most recent estimated fair value determination, they are also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future.
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
We recorded charges related to long-lived assets of $131 million, $101 million and $34 million, in fiscal 2024, 2023 and 2022, respectively.
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
Judgments and Uncertainties
Significant judgment is often required in estimating the fair value of assets acquired and liabilities assumed, particularly intangible assets. We make estimates and assumptions about projected future cash flows including sales growth, operating margins, attrition rates and discount rates based on historical results, business plans, expected synergies, perceived risk and marketplace data considering the perspective of marketplace participants.
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

COMMODITIES RISK
We purchase certain commodities, such as grains and livestock, during normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily forwards and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. We generally do not hedge anticipated transactions beyond 18 months. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of September 28, 2024 and September 30, 2023, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted forward and option prices. The market risk exposure analysis included both derivatives designated as hedge instruments and derivatives not designated as hedge instruments.

Effect of 10% change in fair value	in millions
	2024	2023
Livestock:
Live Cattle	$11	$68
Lean Hogs	24	10
Grain:
Corn	11	23
Soybean Meal	16	22
INTEREST RATE RISK
At September 28, 2024, we had variable rate debt of $1,532 million with a weighted average interest rate of 6.7%. A hypothetical 10% increase in interest rates effective at September 28, 2024 would increase annualized interest expense by approximately $10 million.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At September 28, 2024, we had fixed-rate debt of $8,255 million with a weighted average interest rate of 4.8%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% change in interest rates would have changed the fair value of our fixed-rate debt by approximately $230 million at September 28, 2024 and $215 million at September 30, 2023. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
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
FOREIGN CURRENCY RISK
We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Australian dollar, the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Malaysian ringgit, the Mexican peso, and the Thai baht. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates related to the foreign exchange forward and option contracts would have had a $25 million and $17 million impact on pretax income at September 28, 2024 and September 30, 2023, respectively.
CONCENTRATIONS OF CREDIT RISK
Our financial instruments exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to our large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At September 28, 2024 and September 30, 2023, 15.5% and 15.9%, respectively, of our net accounts receivable balance was due from Walmart Inc. No other single customer or customer group represented 10% or greater of net accounts receivable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	in millions, except per share data
	fiscal year ended
	September 28, 2024	September 30, 2023	October 1, 2022
Sales	$53,309	$52,881	$53,282
Cost of Sales	49,682	50,250	46,614
Gross Profit	3,627	2,631	6,668
Selling, General and Administrative	2,218	2,245	2,258
Goodwill Impairment	—	781	—
Operating Income (Loss)	1,409	(395)	4,410
Other (Income) Expense:
Interest income	(89)	(30)	(17)
Interest expense	481	355	365
Other, net	(75)	(42)	(87)
Total Other (Income) Expense	317	283	261
Income (Loss) before Income Taxes	1,092	(678)	4,149
Income Tax Expense (Benefit)	270	(29)	900
Net Income (Loss)	822	(649)	3,249
Less: Net Income (Loss) Attributable to Noncontrolling Interests	22	(1)	11
Net Income (Loss) Attributable to Tyson	$800	$(648)	$3,238
Net Income (Loss) Per Share Attributable to Tyson:
Class A Basic	$2.31	$(1.87)	$9.18
Class B Basic	$2.06	$(1.68)	$8.25
Diluted	$2.25	$(1.87)	$8.92
See accompanying Notes to Consolidated Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	in millions
	fiscal year ended
	September 28, 2024	September 30, 2023	October 1, 2022
Net Income (Loss)	$822	$(649)	$3,249
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	(5)	2	1
Investments	4	1	(7)
Currency translation	100	29	(162)
Postretirement benefits	(9)	5	43
Total Other Comprehensive Income (Loss), Net of Taxes	90	37	(125)
Comprehensive Income (Loss)	912	(612)	3,124
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	36	(1)	11
Comprehensive Income (Loss) Attributable to Tyson	$876	$(611)	$3,113
See accompanying Notes to Consolidated Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED BALANCE SHEETS

in millions, except share and per share data
	September 28, 2024	September 30, 2023
Assets
Current Assets:
Cash and cash equivalents	$1,717	$573
Accounts receivable, net	2,406	2,476
Inventories	5,195	5,328
Other current assets	433	345
Total Current Assets	9,751	8,722
Net Property, Plant and Equipment	9,442	9,634
Goodwill	9,819	9,878
Intangible Assets, net	5,875	6,098
Other Assets	2,213	1,919
Total Assets	$37,100	$36,251
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$74	$1,895
Accounts payable	2,402	2,594
Other current liabilities	2,311	2,010
Total Current Liabilities	4,787	6,499
Long-Term Debt	9,713	7,611
Deferred Income Taxes	2,285	2,308
Other Liabilities	1,801	1,578
Commitments and Contingencies (Note 20)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 378 million shares	38	38
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,597	4,560
Retained earnings	18,873	18,760
Accumulated other comprehensive gain (loss)	(184)	(260)
Treasury stock, at cost – 92 million shares at September 28, 2024 and September 30, 2023	(4,941)	(4,972)
Total Tyson Shareholders’ Equity	18,390	18,133
Noncontrolling Interests	124	122
Total Shareholders’ Equity	18,514	18,255
Total Liabilities and Shareholders’ Equity	$37,100	$36,251
See accompanying Notes to Consolidated Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					in millions
				fiscal year ended
	September 28, 2024		September 30, 2023		October 1, 2022
	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance at beginning and end of year	378	$38	378	$38	378	$38

Class B Common Stock:
Balance at beginning and end of year	70	7	70	7	70	7

Capital in Excess of Par Value:
Balance at beginning of year		4,560		4,553		4,486
Stock-based compensation and other		37		7		67
Balance at end of year		4,597		4,560		4,553

Retained Earnings:
Balance at beginning of year		18,760		20,084		17,502
Net income (loss) attributable to Tyson		800		(648)		3,238
Dividends		(687)		(676)		(656)
Balance at end of year		18,873		18,760		20,084

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of year		(260)		(297)		(172)
Other comprehensive income (loss) attributable to Tyson		76		37		(125)
Balance at end of year		(184)		(260)		(297)

Treasury Stock:
Balance at beginning of year	92	(4,972)	88	(4,683)	83	(4,138)
Purchase of Class A common stock	1	(49)	6	(354)	8	(702)
Stock-based compensation	(1)	80	(2)	65	(3)	157
Balance at end of year	92	(4,941)	92	(4,972)	88	(4,683)

Total Shareholders’ Equity Attributable to Tyson		$18,390		$18,133		$19,702

Equity Attributable to Noncontrolling Interests:
Balance at beginning of year		$122		$109		$131
Net income (loss) attributable to noncontrolling interests		22		(1)		11
Distributions to noncontrolling interest		(35)		(14)		(11)
Business combinations		1		28		—
Currency translation and other		14		—		(22)
Total Equity Attributable to Noncontrolling Interests		$124		$122		$109

Total Shareholders’ Equity		$18,514		$18,255		$19,811
See accompanying Notes to Consolidated Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	in millions
	fiscal year ended
	September 28, 2024	September 30, 2023	October 1, 2022
Cash Flows From Operating Activities:
Net income (loss)	$822	$(649)	$3,249
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,159	1,100	945
Amortization	241	239	257
Deferred income taxes	(45)	(183)	264
Impairment of goodwill	—	781	—
Impairments and disposals of assets	131	101	34
Stock-based compensation expense	101	61	93
Other, net	(43)	115	(51)
(Increase) decrease in accounts receivable	59	136	(176)
(Increase) decrease in inventories	153	175	(1,195)
Increase (decrease) in accounts payable	(205)	47	302
Increase (decrease) in income taxes payable/receivable	89	108	(580)
Increase (decrease) in interest payable	—	—	(13)
Net changes in other operating assets and liabilities	128	(279)	(442)
Cash Provided by Operating Activities	2,590	1,752	2,687
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(1,132)	(1,939)	(1,887)
Purchases of marketable securities	(38)	(34)	(35)
Proceeds from sale of marketable securities	35	32	34
Proceeds from sale of business	174	—	—
Acquisitions, net of cash acquired	—	(262)	—
Acquisition of equity investments	(29)	(115)	(177)
Other, net	102	19	130
Cash Used for Investing Activities	(888)	(2,299)	(1,935)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	2,415	1,130	103
Payments on debt	(1,641)	(603)	(1,191)
Proceeds from issuance of commercial paper	1,694	7,693	—
Repayments of commercial paper	(2,285)	(7,103)	—
Purchases of Tyson Class A common stock	(49)	(354)	(702)
Dividends	(684)	(670)	(653)
Stock options exercised	14	11	126
Other, net	(45)	(16)	(6)
Cash Provided by (Used for) Financing Activities	(581)	88	(2,323)
Effect of Exchange Rate Change on Cash	23	1	(35)
(Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	1,144	(458)	(1,606)
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	573	1,031	2,637
Cash and Cash Equivalents and Restricted Cash at End of Year	1,717	573	1,031
Less: Restricted Cash at End of Year	—	—	—
Cash and Cash Equivalents at End of Year	$1,717	$573	$1,031
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TYSON FOODS, INC.
NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Tyson Foods, Inc. (collectively, “Company,” “we,” “us” or “our”), is a world-class food company and recognized leader in protein. Founded in 1935 by John W. Tyson, it has grown under four generations of family leadership. The Company is unified by this purpose: Tyson Foods. We Feed the World Like Family™ and has a broad portfolio of iconic products and brands including Tyson®, Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, State Fair®, Aidells® and ibp®. Tyson Foods is dedicated to bringing high-quality food to every table in the world, safely, sustainably, and affordably, now and for future generations.
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
Fiscal Year
We utilize a 52- or 53-week accounting period ending on the Saturday closest to September 30. The Company’s accounting cycle resulted in a 52-week year for fiscal 2024, 2023 and 2022.
Cash and Cash Equivalents
Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as part of our cash management activity. The carrying values of these assets approximate their fair values. We primarily utilize a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts where funds are moved to, and several zero-balance disbursement accounts for funding payroll, accounts payable, livestock procurement, livestock grower payments, etc. As a result of our cash management system, checks issued, but not presented to the banks for payment, may result in negative book cash balances. These negative book cash balances are included in accounts payable and other current liabilities. Checks outstanding in excess of related book cash balances totaled approximately $100 million and $125 million at September 28, 2024, and September 30, 2023, respectively.
Accounts Receivable
We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated credit losses to reflect any loss anticipated on the accounts receivable balances and charged to the allowance for credit losses. We calculate this allowance based on our history of write-offs, future economic conditions, level of past due accounts, and relationships with and economic status of our customers. At September 28, 2024, and September 30, 2023, our allowance for credit losses was $38 million and $31 million, respectively. We generally do not have collateral for our receivables, but we do periodically evaluate the credit worthiness of our customers.
Inventories
Processed products, livestock and supplies and other are valued at the lower of cost or net realizable value. Cost includes purchased raw materials, live purchase costs, livestock growout costs (primarily feed, livestock grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories. At September 28, 2024, the cost of inventories was determined by either the first-in, first-out (“FIFO”) method or the weighted-average method, which is consistent with the methods used at September 30, 2023. Inventories are presented net of lower of cost or net realizable value adjustments of $115 million and $145 million as of September 28, 2024 and September 30, 2023, respectively. The following table reflects the major components of inventory as of September 28, 2024 and September 30, 2023 (in millions):

	2024	2023
Processed products	$2,897	$2,847
Livestock	1,460	1,594
Supplies and other	838	887
Total inventory	$5,195	$5,328

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
Goodwill and indefinite life intangible assets are initially recorded at fair value and not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise. The first day of the fourth quarter is our annual impairment assessment date for goodwill and indefinite life intangible assets. However, we could be required to evaluate the recoverability of goodwill and indefinite life intangible assets outside of the required annual assessment if, among other things, we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of the business, sustained decline in market capitalization or significant changes in macro-economic factors such as increased interest and discount rates.
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

During fiscal 2024 and 2022, we determined none of our reporting units’ fair values were below its carrying value. During fiscal 2023, we experienced lower than anticipated operating results and changing market fundamentals, as well as a drop in our market capitalization to below book value and an increase in long-term treasury rates which caused a net 50 basis point increase in the discount rates used in estimating the fair value of the reporting units. Based on quantitative assessments in fiscal 2023, we recognized $781 million of goodwill impairment charges including $333 million to partially impair the goodwill of the Beef reporting unit, $238 million to fully impair the goodwill of two of our International/Other reporting units and $210 million to partially impair the goodwill of a Chicken segment reporting unit.
We consider reporting units that have 20% or less excess fair value over carrying amount to have a heightened risk of impairment. Our Chicken segment reporting units and our Beef reporting unit with goodwill totaling $3.0 billion and $0.3 billion, respectively, at September 28, 2024, were considered at heightened risk of impairment as of the date of the most recent estimated fair value determination.
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
The fair value of our indefinite life intangible assets when performing a quantitative assessment is calculated principally using multi-period excess earnings and relief-from-royalty valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy, and is believed to reflect market participant views which would exist in an exit transaction. Under these valuation approaches, we are required to make estimates and assumptions about sales growth, operating margins, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. During fiscal 2024, 2023 and 2022, we determined the fair value of each of our indefinite life intangible assets exceeded its carrying value. We consider indefinite life intangible assets that have 20% or less excess fair value over carrying amount to have a heightened risk of impairment. All of our indefinite life intangible assets’ estimated fair value exceeded their carrying values by more than 20% at the date of their most recent estimated fair value determination, other than a Prepared Foods brand with a carrying value of $0.5 billion at September 28, 2024.
Our reporting units with heightened risk of future impairments with $3.3 billion carrying value at September 28, 2024, as well as the brand with $0.5 billion carrying value, as described above, all have less than 20% of excess fair value above carrying value as of the date of the most recent estimated fair value determination with our Beef reporting unit having less than 10% excess fair value above carrying value. Consequently, their estimated fair values, especially our Beef reporting unit, remain highly sensitive to future discount rate increases, changing macro-economic conditions and achievement of projected long-term operating margins. Discount rates decreased by approximately 50 basis points from the date of our annual impairment assessment to September 28, 2024. Although the remaining reporting units and indefinite life intangible assets generally had more than 20% excess fair value over carrying amount as of the date of the most recent estimated fair value determination, they are also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future.
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
Investments
We have investments in joint ventures and other entities. The equity method of accounting is used for entities in which we exercise significant influence but do not have a controlling interest or a variable interest in which we are the primary beneficiary. Under the equity method of accounting, the initial investment is recorded at cost and the investment is subsequently adjusted for its proportionate share of earnings or losses and dividends, including consideration of basis differences resulting from the difference between the initial carrying amount of the investment and the underlying equity in net assets, as applicable. Equity method investments totaled $550 million and $580 million at September 28, 2024 and September 30, 2023, respectively.
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
Other Current Liabilities
Other current liabilities as of September 28, 2024 and September 30, 2023, include (in millions):

	2024	2023
Accrued salaries, wages and benefits	$912	$672
Taxes payable	210	156
Accrued current legal contingencies	349	289
Other	840	893
Total other current liabilities	$2,311	$2,010

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
Advertising Expenses
Advertising expense is charged to operations in the period incurred and is recorded as selling, general and administrative expense. Advertising expense totaled $267 million, $339 million, and $283 million in fiscal 2024, 2023 and 2022, respectively.
Research and Development
Research and development costs are expensed as incurred. Research and development costs totaled $106 million, $114 million, $108 million in fiscal 2024, 2023 and 2022, respectively.
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
During fiscal years 2024, 2023, and 2022, we received amounts related to Grants that were not material to the financial statements; however, this conclusion can change based on additional grants received in the future. To the extent amounts have been received by the Company in advance of completion of the conditions, they have been recognized in other current liabilities or other liabilities in the Consolidated Balance Sheets, as appropriate.
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
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued authoritative guidance to disclose certain additional expense information including, among other items, purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each Consolidated Statement of Income expense caption. The guidance is effective for annual reporting periods beginning after December 15, 2026, our fiscal 2028, and interim reporting periods within fiscal years beginning after December 15, 2027, our fiscal 2029. Amendments can be applied using either the prospective or the retrospective approach. We are currently evaluating the impact this guidance will have on disclosures in our consolidated financial statements.
In March 2024, the SEC issued a final rule that will require registrants to provide certain climate-related information in their registration statements and annual reports. The rule is effective for annual reporting periods beginning in 2025, our fiscal 2026, and will be applied prospectively. However, the SEC has issued a stay on the final rule due to legal challenges, and the effective date has been delayed indefinitely. We are currently evaluating the impact this guidance will have on disclosures in our consolidated financial statements.

In December 2023, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is effective for annual reporting periods beginning after December 15, 2024, our fiscal 2026, and will be applied prospectively. We are currently evaluating the impact this guidance will have on disclosures in our consolidated financial statements.
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
In March 2023, the FASB issued authoritative guidance intended to address issues related to arrangements between entities under common control such as terms and conditions an entity should consider for determining whether a lease exists and the classification and accounting for that lease as well as accounting for leasehold improvements associated with leases between entities under common control. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2023, our fiscal 2025, and can be applied using either the prospective or retrospective approach. This disclosure requirement did not have a material impact on our consolidated financial statements.
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
In November 2021, the FASB issued authoritative guidance intended to provide consistent and transparent disclosures around government assistance by requiring disclosures of the type of government assistance, our method of accounting for the government assistance and the effect on our financial statements. This guidance is effective for annual reporting periods beginning after December 15, 2021, our fiscal 2023, and can be applied using either the prospective or retrospective approach. We adopted this guidance for the fiscal year ended September 30, 2023, and it did not have a material impact on our consolidated financial statements as amounts received from government assistance programs were not material.
NOTE 3: ACQUISITIONS AND DISPOSITIONS
Acquisitions
In the third quarter of fiscal 2023, we acquired Williams Sausage Company for $220 million, net of cash acquired, as part of our growth strategy to increase our capacity and product portfolio. Its results, subsequent to the acquisition closing, are included in our Prepared Foods segment and through September 28, 2024 were insignificant to our Consolidated Statements of Income. The purchase price allocation included $15 million of net working capital, including $3 million of cash acquired, $67 million of Property, Plant and Equipment, $107 million of Goodwill, $65 million of Intangible Assets, and $31 million of Deferred Income Taxes. Intangible Assets include brands and trademarks and customer relationships which will be amortized over a life of 20 and 12 years, respectively. $50 million of the goodwill is deductible for U.S. income tax purposes. The acquisition of Williams Sausage Company was accounted for using the acquisition method of accounting.
In the first quarter of fiscal 2023, we completed the acquisition of a 60% equity stake in Supreme Foods Processing Company ("SFPC"), a producer and distributor of value-added and cooked chicken and beef products, and a 15% equity stake in Agricultural Development Company ("ADC"), a fully integrated poultry company, for a total purchase price of $75 million, net of cash acquired. Both SFPC and ADC were subsidiaries of Tanmiah Food Company. The results of SFPC, subsequent to the acquisition closing, are included in International/Other for segment presentation and through September 28, 2024 were insignificant to our Consolidated Statements of Income. We are accounting for the investment in ADC under the equity method.

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
Dispositions
In the fourth quarter of fiscal 2024, we completed the sale of our Vienna, Georgia facility, which was included in our Chicken segment, for $174 million. As a result of the sale, we recorded a pretax gain of $16 million, which was reflected in Cost of Sales in our Consolidated Statement of Income for our fiscal 2024. The facility's $158 million carrying value primarily consisted of fixed assets and inventory, and included $63 million of goodwill that was not deductible for tax purposes. The Company concluded the sale of the facility was not a significant disposal and did not represent a strategic shift, and therefore, was not classified as a discontinued operation for any of the periods presented.
NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The following table reflects major categories of property, plant and equipment and accumulated depreciation as of September 28, 2024 and September 30, 2023 (in millions):

	2024	2023
Land	$220	$219
Building and leasehold improvements	6,981	6,460
Machinery and equipment	11,457	10,680
Land improvements and other	600	559
Buildings and equipment under construction	705	1,782
	19,963	19,700
Less accumulated depreciation	10,521	10,066
Net property, plant and equipment	$9,442	$9,634
NOTE 5: GOODWILL AND INTANGIBLE ASSETS
The following table reflects goodwill activity for fiscal years 2024 and 2023 (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Consolidated
Balance at October 1, 2022 (a)	$676	$423	$3,273	$5,784	$357	$10,513

Fiscal 2023 Activity:
Acquisitions	$—	$—	$—	$118	$19	$137
Measurement period adjustments	—	—	—	2	—	2
Impairment losses	(333)	—	(210)	—	(238)	(781)
Currency translation	—	—	1	—	6	7
Balance at September 30, 2023 (a)	$343	$423	$3,064	$5,904	$144	$9,878

Fiscal 2024 Activity:
Measurement period adjustments	$—	$—	$—	$(13)	$—	$(13)
Sale of business	—	—	(63)	—	—	(63)
Currency translation	—	—	—	—	17	17
Balance at September 28, 2024 (a)	$343	$423	$3,001	$5,891	$161	$9,819
(a) Included in goodwill for fiscal 2024 and 2023 are accumulated impairment losses of $893 million in Beef, $210 million in Chicken and $295 million in International/Other. Included in goodwill as of October 1, 2022 are accumulated impairment losses of $560 million in Beef and $57 million in International/Other.

The following table reflects intangible assets by type as of September 28, 2024 and September 30, 2023 (in millions):

	2024	2023
Amortizable intangible assets:
Brands and trademarks	$995	$1,007
Customer relationships	2,399	2,389
Supply arrangements	310	310
Patents, intellectual property and other	45	46
Land use rights	9	9
Total gross amortizable intangible assets	$3,758	$3,761
Less accumulated amortization	1,961	1,741
Total net amortizable intangible assets	$1,797	$2,020
Brands and trademarks not subject to amortization	4,078	4,078
Total intangible assets	$5,875	$6,098
Amortization expense of $229 million, $229 million and $246 million was recognized during fiscal 2024, 2023 and 2022, respectively. We estimate amortization expense on intangible assets for the next five fiscal years subsequent to September 28, 2024, will be: 2025 - $240 million; 2026 - $207 million; 2027 - $196 million; 2028 - $188 million; 2029 - $175 million.
NOTE 6: LEASES
We lease certain equipment, buildings and land related to transportation, distribution, storage, production, livestock grower assets and office activities. These lease arrangements can be structured as a standard lease agreement or embedded in a service or supply agreement. For further description of our lease accounting policy, refer to Note 1: Business and Summary of Significant Accounting Policies. Operating lease ROU assets and liabilities presented in our Consolidated Balance Sheets were as follows as of September 28, 2024 and September 30, 2023 (in millions):

	2024	2023
Other Assets	$710	$544
Other current liabilities	173	153
Other Liabilities	521	376
Finance lease ROU assets and liabilities presented in our Consolidated Balance Sheets were as follows as of September 28, 2024 and September 30, 2023 (in millions):

	2024	2023
Net Property, Plant and Equipment	$122	$72
Current Debt	36	21
Long-term debt	90	53
The components of lease costs for fiscal years 2024, 2023 and 2022 were as follows (in millions):

	2024	2023	2022
Operating lease cost (a)	$178	$181	$175
Finance lease cost:
Amortization of right-of-use assets	36	28	27
Interest on lease liabilities	4	2	2
Variable lease cost (b)	527	531	508
Short-term lease cost	40	39	30
Total	$785	$781	$742
(a) Sublease income is immaterial and not deducted from operating lease cost.
(b) Variable lease costs are determined based on volume of output received, flocks placed or other performance metrics.

Supplemental balance sheet information related to lease liabilities is as follows:

	Operating Leases		Finance Leases
	2024	2023	2024	2023
Weighted-average remaining lease term (in years)	6 years	5 years	5 years	6 years
Weighted-average discount rate	4%	4%	5%	4%
Supplemental cash flow information related to lease liabilities is as follows (in millions):

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$200	$191	$194
Operating cash outflows from finance leases	$4	$2	$2
Financing cash outflows from finance leases	$51	$38	$74
ROU assets obtained in exchange for lease liabilities
Operating leases	$360	$288	$159
Finance leases	$82	$43	$50
At September 28, 2024, future maturities of operating and finance leases were as follows (in millions):

	Operating Lease Commitments	Finance Lease Commitments
2025	$197	$40
2026	156	33
2027	110	26
2028	86	16
2029	71	6
2030 and beyond	187	20
Total undiscounted lease payments	$807	$141
Less: Imputed interest	113	15
Present value of total lease liabilities	$694	$126
At September 28, 2024, our leases that had not yet commenced were not significant.
NOTE 7: RESTRUCTURING AND RELATED CHARGES
2022 Program
The Company approved a restructuring program in fiscal 2022 (the “2022 Program”), to improve business performance, increase collaboration, enhance team member agility, enable faster decision-making and reduce redundancies. In conjunction with the 2022 Program, the Company relocated all its corporate team members from its former Chicago, Downers Grove and Dakota Dunes area corporate locations to its world headquarters in Springdale, Arkansas. The 2022 Program and associated expenses were substantially completed in our fiscal 2024. The following table reflects the total pretax expenses associated with the 2022 Program (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Total
Severance costs	$25	$7	$22	$53	$18	$125
Relocation and related costs	21	7	2	20	—	50
Accelerated depreciation	5	2	—	12	—	19
Contract and lease terminations	—	—	—	21	—	21
Professional and other fees	2	1	—	3	—	6
Total 2022 Program	$53	$17	$24	$109	$18	$221

The following table reflects the pretax impact of the 2022 Program’s restructuring and related charges during fiscal 2024, 2023 and 2022, respectively, by reportable segment (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Total
Severance costs	$1	$—	$2	$1	$—	$4
Relocation and related costs	3	1	—	4	—	8
Accelerated depreciation	—	—	—	—	—	—
Contract and lease terminations	—	—	—	19	—	19
Professional and other fees	—	—	—	—	—	—
2024 Total	$4	$1	$2	$24	$—	$31

	Beef	Pork	Chicken	Prepared Foods	International/Other	Total
Severance costs	$8	$2	$14	$16	$15	$55
Relocation and related costs	18	6	2	16	—	42
Accelerated depreciation	5	2	—	12	—	19
Contract and lease terminations	—	—	—	2	—	2
Professional and other fees	2	1	—	3	—	6
2023 Total	$33	$11	$16	$49	$15	$124

	Beef	Pork	Chicken	Prepared Foods	International/Other	Total
Severance costs	$16	$5	$6	$36	$3	$66
Relocation and related costs	—	—	—	—	—	—
Accelerated depreciation	—	—	—	—	—	—
Contract and lease terminations	—	—	—	—	—	—
Professional and other fees	—	—	—	—	—	—
2022 Total	$16	$5	$6	$36	$3	$66
Included in the above results are cash charges of $21 million, $108 million and $66 million in fiscal 2024, 2023 and 2022, respectively. Included in the above results are non-cash charges of $10 million and $16 million in fiscal 2024 and 2023, respectively, with no non-cash charges in fiscal 2022.
The following table reflects the pretax impact of the 2022 Program's restructuring and related charges as reflected in our Consolidated Statements of Income (in millions):

	2024	2023	2022	Total
Cost of Sales	$—	$29	$18	$47
Selling, General and Administrative	31	95	48	174
Total	$31	$124	$66	$221
The following table reflects our liability related to the 2022 Program, which was recognized in other current liabilities in our Consolidated Balance sheet as of September 28, 2024 (in millions):

	Balance at September 30, 2023	Restructuring Expense	Payments	Changes in Estimates	Balance at September 28, 2024
Severance costs	$58	$6	$(56)	$(2)	$6
Relocation and related costs	5	8	(12)	—	1
Contract and lease termination	—	9	(9)	—	—
Professional and other fees	2	—	(2)	—	—
Total	$65	$23	$(79)	$(2)	$7

Plant Closures and Disposals
During fiscal 2023, as part of a strategic review of assets, the Company approved the closure of six Chicken segment processing facilities located in Glen Allen, Virginia; Van Buren, Arkansas; Corydon, Indiana; Dexter, Missouri; Noel, Missouri; and North Little Rock, Arkansas, to optimize asset utilization. During fiscal 2024, to optimize asset utilization, the Company approved the closure of two case ready value-added plants in our Beef segment located in Columbia, South Carolina and Jacksonville, Florida, and a Pork segment processing facility in Perry, Iowa. We have ceased operations and shifted production to other facilities at all closed facilities. Additionally, during fiscal 2024, the Company sold a Chicken segment processing facility located in Vienna, Georgia.
During fiscal 2024, as a result of the plant closures and disposals, we recorded $198 million of charges in fiscal 2024 and $322 million of charges in fiscal 2023, primarily related to grower contract terminations, accelerated depreciation, severance, retention and related costs, and recorded a gain of $16 million related to the sale of the Vienna, Georgia facility. Additionally, during fiscal 2023, we recorded an impairment charge of $17 million related to the discontinuation of a product line in the Prepared Foods segment. The charges are reflected in the Consolidated Statements of Income in Cost of Sales. Included in the results for fiscal 2024 are $24 million of charges that have resulted or will result in cash outflows and $174 million in non-cash charges. Included in the results for fiscal 2023 are $201 million of charges that have resulted or will result in cash outflows and $138 million of non-cash charges.
The following table reflects our liability related to plant closures as of September 28, 2024 (in millions):

	Balance at September 30, 2023	Plant Closure Charges	Payments	Balance at September 28, 2024
Contract termination	$151	$23	$(76)	$98
Severance and retention	14	11	(20)	5
Total	$165	$34	$(96)	$103
During fiscal 2024, we experienced a fire at a production facility in the Netherlands which is included in International/Other for segment presentation, and subsequently approved the sale of the facility. For fiscal 2024, charges related to the fire and decision to sell the facility, totaled $86 million, primarily related to property, plant and equipment impairments, severance costs, inventory write-offs and clean-up costs, partially offset by insurance proceeds. The net charges are reflected in the Consolidated Statements of Income in Cost of Sales and, for fiscal 2024, included $31 million of charges that have resulted or will result in cash outflows and $64 million of non-cash charges, offset by $9 million of insurance proceeds.
We continue to strategically evaluate optimization of such items as network capacity, manufacturing efficiencies and business technology. If we have a significant change in strategies, outlook, or a manner in which we plan to use these assets, we may experience future charges.

NOTE 8: DEBT
The following table reflects major components of debt as of September 28, 2024 and September 30, 2023 (in millions):

	2024	2023
Revolving credit facility	$—	$—
Commercial Paper	—	592
Senior notes:
3.95% Notes due August 2024	—	1,250
4.00% Notes due March 2026 (“2026 Notes”)	800	800
3.55% Notes due June 2027	1,350	1,350
7.00% Notes due January 2028	18	18
4.35% Notes due March 2029 (“2029 Notes”)	1,000	1,000
5.40% Notes due March 2029 ("5.40% 2029 Notes")	600	—
6.13% Notes due November 2032	157	158
5.70% Notes due March 2034 ("5.70% 2034 Notes")	900	—
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	500	500
4.55% Notes due June 2047	750	750
5.10% Notes due September 2048 (“2048 Notes”)	1,500	1,500
Discount on senior notes	(36)	(36)
Term loans:
Term loan facility due May 2026 (6.40% at September 28, 2024)	750	1,000
Term loan facility due May 2028 (6.97% at September 28, 2024)	750	—
Finance Leases	126	74
Other	168	90
Unamortized debt issuance costs	(46)	(40)
Total debt	9,787	9,506
Less current debt	74	1,895
Total long-term debt	$9,713	$7,611
Annual maturities of debt for the five fiscal years subsequent to September 28, 2024 are: 2025 - $75 million; 2026 - $1,594 million; 2027 - $1,381 million; 2028 - $791 million; 2029 - $1,613 million.
Revolving Credit Facility and Letters of Credit
We have a $2.25 billion revolving credit facility that supports short-term funding needs and serves as a backstop to our commercial paper program. The facility will mature and the commitments thereunder will terminate in September 2026 with options for two one-year extensions. At September 28, 2024, amounts available for borrowing under this facility totaled $2.25 billion and we had no outstanding borrowings and no outstanding letters of credit issued under this facility. At September 28, 2024, we had $86 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs and other legal obligations. In the future, if any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility.
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured short-term promissory notes up to an aggregate maximum principal amount of $1.5 billion. As of September 28, 2024, we had no commercial paper outstanding. Our ability to access commercial paper in the future may be limited or its costs increased.
5.40% 2029 Notes/5.70% 2034 Notes
In March 2024, we issued senior unsecured notes with an aggregate principal amount of $1.5 billion, consisting of $600 million due March 2029 ("5.40% 2029 Notes") and $900 million due March 2034 ("5.70% 2034 Notes"). A portion of the net proceeds from the issuances were used to repay $250 million of the amount outstanding under our term loan facility due May 2026, and we used the remainder of the proceeds to retire the August 2024 notes. Interest payments on the 5.40% 2029 Notes and 5.70% 2034 Notes are due semi-annually on March 15 and September 15, beginning September 15, 2024. After the original issue discounts of $3 million, we received net proceeds of $1,497 million and incurred debt issuance costs of $14 million related to the issuances.

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
We were in compliance with all debt covenants at September 28, 2024.
NOTE 9: EQUITY
Capital Stock
We have two classes of capital stock, Class A Common stock, $0.10 par value (“Class A stock”) and Class B Common Stock, $0.10 par value (“Class B stock”). Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share, while holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of September 28, 2024, TLP owned 99.987% of the outstanding shares of Class B stock and the TLP and members of the Tyson family owned, in the aggregate, 2.43% of the outstanding shares of Class A stock, giving them, collectively, control of approximately 71.70% of the total voting power of the outstanding voting stock.
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
Dividends
Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. We pay quarterly cash dividends to Class A and Class B shareholders. We paid Class A dividends per share of $1.96, $1.92, and $1.84 in fiscal 2024, 2023, and 2022, respectively. We paid Class B dividends per share of $1.76, $1.73, and $1.66 in fiscal 2024, 2023, and 2022, respectively. Effective November 8, 2024, the Board of Directors increased the quarterly dividend previously declared on August 8, 2024, to $0.50 per share on our Class A stock and $0.45 per share on our Class B stock. The increased quarterly dividend is payable on December 13, 2024, to shareholders of record at the close of business on November 29, 2024. We had dividends payable of $171 million and $167 million at September 28, 2024 and September 30, 2023, respectively.
Share Repurchases
As of September 28, 2024, 7.3 million shares remained available for repurchase under the Company’s share repurchase program. The program has no fixed or scheduled termination date, and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans.
A summary of cumulative share repurchases of our Class A stock for fiscal years 2024, 2023 and 2022 is as follows (in millions):

	September 28, 2024		September 30, 2023		October 1, 2022
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	—	$—	4.7	$300	6.9	$587
To fund certain obligations under equity compensation plans	0.9	49	0.9	54	1.3	115
Total share repurchases	0.9	$49	5.6	$354	8.2	$702

NOTE 10: INCOME TAXES
Detail of the provision for income taxes from continuing operations consisted of the following for fiscal years 2024, 2023 and 2022 (in millions):

	2024	2023	2022
Federal	$188	$(39)	$764
State	34	(38)	94
Foreign	48	48	42
	$270	$(29)	$900

Current	$315	$154	$636
Deferred	(45)	(183)	264
	$270	$(29)	$900
The reasons for the difference between the statutory federal income tax rate and our effective income tax rate from continuing operations are as follows for fiscal years 2024, 2023 and 2022:

	2024	2023	2022
Federal income tax rate	21.0%	21.0%	21.0%
State income taxes	3.4	(0.7)	2.9
Foreign-derived intangible income deduction	—	—	(1.0)
Deferred income tax remeasurement	(0.9)	3.8	(0.9)
General business credits	(1.9)	3.4	(0.5)
Company-owned life insurance	(1.7)	1.3	0.3
Officer compensation expense	1.1	(0.6)	0.2
Goodwill	1.2	(24.2)	—
Other	2.6	0.3	(0.3)
	24.8%	4.3%	21.7%
During fiscal 2024, state tax expense, net of federal impact, was $28 million, which included $14 million benefit from operating loss carryforwards and $9 million benefit related to the remeasurement of deferred income taxes, primarily due to legislation decreasing state tax rates enacted in fiscal 2024. Additionally, the effective tax rate is higher than the statutory rate due to the impact of $63 million of non-deductible goodwill associated with the sale of our Vienna, Georgia facility.
During fiscal 2023, state tax benefit, net of federal impact, was $21 million, which included $26 million benefit related to the remeasurement of deferred income taxes, primarily due to legislation decreasing state tax rates enacted in fiscal 2023. Non-deductible goodwill impairments unfavorably impacted the effective tax rate by 24.2%. The tax benefit from income tax credits was $23 million.
During fiscal 2022, state tax expense, net of federal benefit, was $83 million, which included $36 million benefit related to the remeasurement of deferred income taxes, primarily due to legislation decreasing state tax rates enacted in fiscal 2022. The tax benefit from foreign-derived intangible income deduction was $42 million.
Approximately $864 million, ($643) million and $4,025 million of income (loss) from continuing operations before income taxes for fiscal 2024, 2023 and 2022, respectively, were from our operations based in the United States.
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

The tax effects of major items recorded as deferred tax assets and liabilities as of September 28, 2024 and September 30, 2023, are as follows (in millions):

	2024		2023
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$1,128	$—	$1,030
Intangible assets	—	1,460	—	1,495
ROU assets	—	206	—	150
Accrued expenses	412	—	400	—
Lease liabilities	191	—	135	—
Net operating loss and credit carryforwards	198	—	192	—
Other	260	332	193	346
	$1,061	$3,126	$920	$3,021
Valuation allowance	$(193)		$(199)
Net deferred tax liability		$2,258		$2,300
At September 28, 2024, our gross state net operating loss carryforwards approximated $1,534 million, of which $1,325 million expire in fiscal years 2025 through 2044, and the remainder has no expiration. Gross foreign net operating loss carryforwards approximated $396 million, of which $95 million expire in fiscal years 2025 through 2041, and the remainder has no expiration. We also have tax credit carryforwards of approximately $40 million which expire in fiscal years 2025 through 2039. We maintain a valuation allowance against the majority of our net operating losses and tax credit carryforwards.
We have accumulated undistributed earnings of foreign subsidiaries aggregating approximately $872 million at September 28, 2024. Our undistributed earnings are generally expected to be indefinitely reinvested outside of the United States, except for excess cash (net of an insignificant amount of applicable withholding taxes) not subject to regulatory requirements. Dividends after December 31, 2017 from foreign subsidiaries are generally not subject to U.S. federal income taxes. Accordingly, no deferred income taxes have been provided on our indefinitely reinvested earnings. Due to the uncertainty of the manner in which the outside basis difference associated with these earnings would reverse, it is not currently practicable to estimate the tax liability that might be payable on the repatriation of these foreign earnings; however, we do not expect any tax due to be material.
The following table summarizes the activity related to our gross unrecognized tax benefits as of September 28, 2024, September 30, 2023 and October 1, 2022 (in millions):

	2024	2023	2022
Balance as of the beginning of the year	$131	$152	$152
Increases related to current year tax positions	22	7	16
Increases related to prior year tax positions	12	1	20
Reductions related to prior year tax positions	(2)	(12)	(13)
Reductions related to settlements	—	—	(3)
Reductions related to expirations of statutes of limitations	(12)	(17)	(20)
Balance as of the end of the year	$151	$131	$152
The amount of unrecognized tax benefits, if recognized, that would impact our effective tax rate was $104 million at September 28, 2024 and $98 million at September 30, 2023. We classify interest and penalties on unrecognized tax benefits as income tax expense. At September 28, 2024, and September 30, 2023, before tax benefits, we had $59 million and $50 million, respectively, of accrued interest and penalties on unrecognized tax benefits.
In December 2021, we received an assessment from the Mexican tax authorities related to the 2015 sale of our direct and indirect equity interests in subsidiaries which held our Mexico operations. At September 28, 2024, the assessment totaled approximately $455 million (8.9 billion Mexican pesos), which included tax, inflation adjustment, interest and penalties. We believe the assertions made in the assessment letter have no merit and will defend our positions through the Mexican administrative appeal process and litigation, if necessary. Based on our analysis of this assessment in accordance with FASB guidance related to unrecognized tax benefits, we have not recorded a liability related to the issue.
As of September 28, 2024, certain United States federal income tax returns are subject to examination for fiscal years 2021 through 2023. We are also subject to income tax examinations by major state and foreign jurisdictions for fiscal years 2014 through 2023 and 2019 through 2023, respectively. We do not expect material changes to our unrecognized tax benefits during the next twelve months.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA made several changes to the U.S. tax code effective after December 31, 2022, including, but not limited to, a 15% minimum tax on large corporations with average annual financial statement income of more than $1 billion for a three tax-year period and a 1% excise tax on public company stock buybacks, which will be accounted for in treasury stock. These changes did not have any impact on our provision for income taxes or financial statements in fiscal 2024 or fiscal 2023.
NOTE 11: EARNINGS (LOSS) PER SHARE
The earnings and weighted average common shares used in the computation of basic and diluted earnings per share are as follows for fiscal years ended 2024, 2023 and 2022 (in millions, except per share data):

	2024	2023	2022
Numerator:
Net income (loss)	$822	$(649)	$3,249
Less: Net income (loss) attributable to noncontrolling interests	22	(1)	11
Net income (loss) attributable to Tyson	800	(648)	3,238
Less dividends declared:
Class A	563	554	539
Class B	124	122	117
Undistributed earnings (losses)	$113	$(1,324)	$2,582

Class A undistributed earnings (losses)	$92	$(1,084)	$2,122
Class B undistributed earnings (losses)	21	(240)	460
Total undistributed earnings (losses)	$113	$(1,324)	$2,582

Denominator:
Denominator for basic earnings (loss) per share:
Class A weighted average shares	284	284	290
Class B weighted average shares	70	70	70

Denominator for diluted earnings (loss) per share:
Class A weighted average shares	284	284	290
Class B weighted average shares under if-converted method for diluted earnings (loss) per share(a)	70	—	70
Effect of dilutive securities: Stock options, restricted stock and performance units	2	—	3
Denominator for diluted earnings (loss) per share – weighted average shares and assumed conversions(a)	356	284	363

Net income (loss) per share attributable to Tyson:
Class A Basic	$2.31	$(1.87)	$9.18
Class B Basic	$2.06	$(1.68)	$8.25
Diluted(a)	$2.25	$(1.87)	$8.92
Dividends Declared Per Share:
Class A	$1.970	$1.940	$1.855
Class B	$1.773	$1.746	$1.670
(a) For fiscal 2023, as the Company was in a net loss position, the impact of the Class B shares under the if-converted method was antidilutive and therefore we have not assumed conversion. As a result, the Class B weighted average shares, dividends declared and undistributed losses were excluded for the purposes of calculating Net Income (Loss) Per Share Attributable to Tyson on a diluted basis.
Approximately 7 million, 9 million, and 2 million of our stock-based compensation shares were antidilutive for fiscal 2024, 2023 and 2022. These shares were not included in the diluted earnings per share calculation.
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
NOTE 12: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs and risks are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize various industry-standard models that take into account the implicit cost of hedging. Credit risks associated with our derivative contracts are not significant as we minimize counterparty exposure by dealing with credit-worthy counterparties and utilizing exchange traded instruments, margin accounts or letters of credit. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at September 28, 2024.
We had the following aggregated outstanding notional amounts related to our derivative financial instruments (in millions, except soybean meal tons):

	Metric	September 28, 2024	September 30, 2023
Commodity:
Corn	Bushels	29	65
Soybean Meal	Tons	623,400	956,630
Live Cattle	Pounds	136	319
Lean Hogs	Pounds	351	454
Foreign Currency	United States dollar	$245	$171
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
Cash Flow Hedges
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes as well as interest rates to our variable rate debt. For the derivative instruments we designate and qualify as a cash flow hedge, the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Based on market prices as of September 28, 2024, we have net pretax losses of $8 million for our commodity contracts, which are expected to be reclassified into earnings within the next twelve months. Additionally, we have $11 million of realized losses related to treasury rate locks in connection with the issuance of the 2026, 2029 and 2048 Notes, which will be reclassified to earnings over the lives of these notes. During fiscal 2024, 2023 and 2022, we did not reclassify significant pretax gains or losses into earnings as a result of the discontinuance of cash flow hedges. The following table sets forth the pretax impact of cash flow hedge derivative instruments recognized in Other Comprehensive Income (in millions):

Gain (Loss) Recognized in OCI on Derivatives	2024	2023	2022
Cash flow hedge - derivatives designated as hedging instruments:
Commodity contracts	$(8)	$—	$—

Fair Value Hedges
We designate certain derivative contracts as fair value hedges of firm commitments to purchase livestock for harvest. Our objective of these hedges is to minimize the risk of changes in fair value created by fluctuations in commodity prices associated with fixed price livestock firm commitments. For these derivative instruments we designate and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the same period. We include the gain or loss on the hedged items (i.e., livestock purchase firm commitments) in the same line item, Cost of Sales, as the offsetting gain or loss on the related livestock forward position. Ineffectiveness related to our fair value hedges was not significant during fiscal 2024, 2023 and 2022. The carrying amount of fair value hedge (assets) liabilities as of fiscal 2024, 2023 and 2022 were as follows (in millions):

Consolidated Balance Sheets Classification	2024	2023	2022
Inventory	$(3)	$16	$(12)
Undesignated Positions
In addition to our designated positions, we also hold derivative contracts for which we do not apply hedge accounting. These include certain derivative instruments related to commodities price risk, including grains, livestock, energy and foreign currency risk. We mark these positions to fair value through earnings at each reporting date.
Reclassification to Earnings
The following table sets forth the total amounts of each income and expense line item presented in the Consolidated Statements of Income in which the effects of hedges are recorded for fiscal years ended 2024, 2023 and 2022 (in millions):

Consolidated Statements of Income Classification	2024	2023	2022
Cost of Sales	$49,682	$50,250	$46,614
Interest Expense	481	355	365
Other, net	(75)	(42)	(87)
The following table sets forth the pretax impact of the cash flow, fair value and undesignated derivative instruments in the Consolidated Statements of Income for fiscal years ended 2024, 2023 and 2022 (in millions):

Consolidated Statements of Income Classification		2024	2023	2022
Cost of Sales	Gain (Loss) on cash flow hedges reclassified from OCI to Earnings:
	Commodity contracts	$(1)	$—	$—
	Gain (Loss) on fair value hedges:
	Commodity contracts (a)	12	(19)	(29)
	Gain (Loss) on derivatives not designated as hedging instruments:
	Commodity contracts	(66)	(98)	254
Total		$(55)	$(117)	$225

Interest Expense	Gain (Loss) on cash flow hedges reclassified from OCI to Earnings:
	Interest rate contracts	$(1)	$(2)	$(1)

Other, net	Gain (Loss) on derivatives not designated as hedging instruments:
	Foreign exchange contracts	$2	$3	$(9)
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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values as of September 28, 2024 and September 30, 2023 (in millions):

September 28, 2024	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$15	$—	$(2)	$13
Undesignated	—	79	—	2	81
Available for sale securities (current)	—	10	—	—	10
Other Assets:
Available for sale securities (non-current)	—	75	28	—	103
Deferred compensation assets	22	461	—	—	483
Total Assets	$22	$640	$28	$—	$690

Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$19	$—	$(19)	$—
Undesignated	—	71	—	(35)	36
Total Liabilities	$—	$90	$—	$(54)	$36

September 30, 2023	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$7	$—	$(2)	$5
Undesignated	—	95	—	(19)	76
Available for sale securities (current)	—	15	—	—	15
Other Assets:
Available for sale securities (non-current)	—	59	30	—	89
Deferred Compensation assets	27	375	—	—	402
Total Assets	$27	$551	$30	$(21)	$587

Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$27	$—	$(27)	$—
Undesignated	—	126	—	(107)	19
Total liabilities	$—	$153	$—	$(134)	$19
(a) Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. Additionally, at September 28, 2024, and September 30, 2023, we had $54 million and $113 million, respectively, of net cash collateral posted with various counterparties where master netting arrangements exist and held no cash collateral.
The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) as of September 28, 2024 and September 30, 2023 (in millions):

	September 28, 2024	September 30, 2023
Balance at beginning of year	$30	$35
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	1	1
Purchases	5	10
Settlements	(8)	(16)
Balance at end of year	$28	$30
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
Available for Sale Securities
Our investments in marketable debt securities are classified as available-for-sale and are reported at fair value based on pricing models and quoted market prices adjusted for credit and non-performance risk. Short-term investments with maturities of less than 12 months are included in Other current assets in the Consolidated Balance Sheets and primarily include certificates of deposit and commercial paper. All other marketable debt securities are included in Other Assets in the Consolidated Balance Sheets and have maturities ranging up to 45 years.

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
The following table sets forth our available-for-sale securities’ amortized cost basis, fair value and unrealized gain (loss) by significant investment category as of September 28, 2024 and September 30, 2023 (in millions):

	September 28, 2024			September 30, 2023
	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)
Available for Sale Securities:
Debt Securities:
United States Treasury and Agency	$86	$85	$(1)	$79	$74	$(5)
Corporate and Asset-Backed	28	28	—	31	30	(1)
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
We consider many factors in determining whether a loss is credit-related, including the financial condition and near-term prospects of the issuer, borrower repayment characteristics for asset-backed securities, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no direct write-offs or allowances for credit losses in earnings in fiscal 2024, 2023 or 2022.
Deferred Compensation Assets
We maintain non-qualified deferred compensation plans for certain executives and other highly compensated team members. Investments are generally maintained within a trust and include money market funds, mutual funds and life insurance policies. The cash surrender value of the life insurance policies is invested primarily in mutual funds. The investments are recorded at fair value based on quoted market prices and are included in Other Assets in the Consolidated Balance Sheets. We classify the investments which have observable market prices in active markets in Level 1 as these are generally publicly-traded mutual funds. The remaining deferred compensation assets are classified in Level 2 as fair value can be corroborated based on observable market data. Realized and unrealized gains (losses) on deferred compensation are included in earnings.
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
During fiscal 2024, we recorded a fixed asset impairment charge of $33 million in Cost of Sales in the Consolidated Statements of Income as a result of our decision to sell our Netherlands facility. The charge was derived using Level 3 inputs and was driven by management's estimate of the potential proceeds from the disposal of the assets. We did not have any other significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during fiscal 2024. In fiscal 2023, we recorded goodwill impairment charges of $333 million, $210 million and $238 million in our Beef and Chicken segments and International/Other, respectively. We estimated the fair value of our reporting units utilizing various valuation techniques, with the primary technique being an income approach (discounted cash flow method) and another technique being a market approach (guideline public company method), which incorporated significant unobservable Level 3 inputs. During fiscal 2022, we recognized gains of $37 million in Other, net in the Consolidated Statements of Income, based upon observable price changes. Equity investments without readily determinable fair values are measured using Level 3 inputs and are included in Other Assets in the Consolidated Balance Sheets. We did not have any other significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the twelve months ended September 28, 2024, September 30, 2023, or October 1, 2022.

Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows as of September 28, 2024 and September 30, 2023 (in millions):

	September 28, 2024		September 30, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$9,638	$9,787	$8,693	$9,506
Concentrations of Credit Risk
Our financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At September 28, 2024, and September 30, 2023, 15.5% and 15.9%, respectively, of our net accounts receivable balance was due from Walmart Inc. No other single customer or customer group represented greater than 10% of net accounts receivable.
NOTE 14: STOCK-BASED COMPENSATION
We issue shares under our stock-based compensation plans by issuing Class A stock from treasury. The total number of shares available for future grant under the Tyson Foods, Inc. 2000 Stock Incentive Plan (“Incentive Plan”) was 3,885,823 at September 28, 2024.
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

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2023	6,380,008	$67.65
Exercised	(364,720)	39.85
Forfeited or expired	(973,021)	64.28
Granted	2,072,396	48.74
Outstanding, September 28, 2024	7,114,663	$64.02	6.4	$26

Exercisable, September 28, 2024	4,685,557	$68.62	5.2	$8
The weighted average grant-date fair value of options granted in fiscal 2024, 2023 and 2022 was $12.70, $15.82 and $16.53, respectively. The fair value of each option grant is established on the date of grant using a binomial lattice method. We use historical volatility for a period of time comparable to the expected life of the option to determine volatility assumptions. Expected life is calculated based on the contractual term of each grant and takes into account the historical exercise and termination behavior of participants. Risk-free interest rates are based on the five-year Treasury bond rate. Assumptions used in the fair value calculation are as of the grant dates and are outlined in the following table.

	2024	2023	2022
Expected life (in years)	4.5	4.5	4.4
Risk-free interest rate	4.5%	3.9%	1.1%
Expected volatility	31.9%	31.2%	30.0%
Expected dividend yield	2.7%	2.9%	2.4%
We recognized stock-based compensation expense related to stock options, net of income taxes, of $19 million, $13 million and $13 million for fiscal 2024, 2023 and 2022, respectively. The related tax benefit was $3 million for fiscal 2024, 2023 and 2022. We had 1.1 million, 1.2 million and 1.5 million options vest in fiscal 2024, 2023 and 2022, respectively, with a grant date fair value of $15 million, $18 million and $19 million, respectively.

In fiscal 2024, 2023 and 2022, we received cash of $14 million, $11 million and $126 million, respectively, for the exercise of stock options. Shares are issued from treasury for stock option exercises. The related tax benefit realized from stock options exercised during fiscal 2024, 2023 and 2022, was $1 million, $1 million and $12 million, respectively. The total intrinsic value of options exercised in fiscal 2024, 2023 and 2022, was $2 million, $1 million and $22 million, respectively.
As of September 28, 2024, we had $15 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 1.8 years.
Restricted Stock
We issue restricted stock at the market value as of the date of grant, with restrictions expiring over periods through fiscal 2027. Unearned compensation is recognized over the vesting period for the particular grant using a straight-line method.

	Number of Shares	Weighted Average Grant- Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Nonvested, September 30, 2023	1,635,915	$67.20
Granted	1,072,563	50.51
Dividends	34,667	49.42
Vested	(644,324)	64.40
Forfeited	(232,230)	58.37
Nonvested, September 28, 2024	1,866,591	$59.35	1.6	$111
As of September 28, 2024, we had $40 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted average period of 1.8 years.
We recognized stock-based compensation expense related to restricted stock, net of income taxes, of $39 million, $32 million and $28 million for fiscal 2024, 2023 and 2022, respectively. The related tax benefit for fiscal 2024, 2023 and 2022 was $9 million, $9 million and $7 million, respectively. We had 0.6 million, 0.7 million and 0.9 million restricted stock awards vest in fiscal 2024, 2023 and 2022, respectively, with a grant date fair value of $41 million, $53 million and $57 million, respectively.
Performance-Based Shares
We award performance-based shares of our Class A stock to certain team members. These awards are typically granted once a year. Performance-based shares vest based upon the passage of time and the achievement of performance or market performance criteria, ranging from 0% to 200%, as determined by the Compensation Committee prior to the date of the award. Vesting periods for these awards are typically three years. We review progress toward the attainment of the performance criteria each quarter during the vesting period. When it is probable the minimum performance criteria for an award will be achieved, we begin recognizing the expense equal to the proportionate share of the total fair value of the Class A stock price on the grant date. The total expense recognized over the duration of performance awards will equal the Class A stock price on the date of grant multiplied by the number of shares ultimately awarded based on the level of attainment of the performance criteria. For grants with market performance criteria, the fair value is determined on the grant date and is calculated using the same inputs for expected volatility, expected dividend yield, and risk-free rate as stock options, noted above, with a duration of three years. The total expense recognized over the duration of the award will equal the fair value, regardless if the market performance criteria is met.
The following table summarizes the performance-based shares at the maximum award amounts based upon the respective performance share agreements. Actual shares that will vest depend on the level of attainment of the performance-based criteria.

	Number of Shares	Weighted Average Grant- Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Nonvested, September 30, 2023	1,646,149	$51.81
Granted	1,632,796	40.09
Vested	(268,707)	60.99
Forfeited	(634,936)	37.36
Nonvested, September 28, 2024	2,375,302	$46.57	1.5	$142

We recognized stock-based compensation expense related to performance shares, net of income taxes, of $25 million, $2 million and $37 million for fiscal 2024, 2023 and 2022, respectively. The related tax benefit was $4 million for fiscal 2024, inconsequential for fiscal 2023, and $7 million for fiscal 2022. As of September 28, 2024, we had $32 million of total unrecognized compensation based upon our progress toward the attainment of criteria related to performance-based share awards that will be recognized over a weighted average period of 1.9 years.
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
Additionally, we have defined contribution retirement programs for various groups of team members and recognized expenses of $111 million, $113 million and $114 million in fiscal 2024, 2023 and 2022, respectively.
We use a fiscal year end measurement date for our defined benefit plans and other postretirement plans. We recognize the effect of actuarial gains and losses into earnings immediately for other postretirement plans rather than amortizing the effect over future periods. Other postretirement benefits include postretirement medical costs and life insurance.
During fiscal 2024, we amended one of the Company's other postretirement benefit plans to discontinue it as of the end of fiscal 2024, which resulted in the recognition of a gain of $16 million, recorded in Other, net in our Consolidated Statements of Income.
Benefit Obligations and Funded Status
The following table provides a reconciliation of the changes in the plans’ benefit obligations, assets and funded status as of September 28, 2024 and September 30, 2023 (in millions):

	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2024	2023	2024	2023	2024	2023
Change in benefit obligation
Benefit obligation at beginning of year	$18	$17	$158	$166	$50	$55
Service cost	—	—	—	—	2	2
Interest cost	1	1	9	8	1	1
Curtailment gain	—	—	—	—	(16)	—
Actuarial (gain)/loss	3	1	14	(3)	—	(5)
Benefits paid	(1)	(1)	(14)	(13)	(3)	(3)
Benefit obligation at end of year	21	18	167	158	34	50
Change in plan assets
Fair value of plan assets at beginning of year	27	24	—	—	—	—
Actual return on plan assets	4	4	—	—	—	—
Employer contributions	—	—	14	13	3	3
Benefits paid	(1)	(1)	(14)	(13)	(3)	(3)
Fair value of plan assets at end of year	30	27	—	—	—	—
Funded status	$9	$9	$(167)	$(158)	$(34)	$(50)
Amounts recognized in the Consolidated Balance Sheets as of September 28, 2024 and September 30, 2023 consist of (in millions):

	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2024	2023	2024	2023	2024	2023
Other assets	$9	$9	$—	$—	$—	$—
Other current liabilities	—	—	(14)	(13)	(7)	(2)
Other liabilities	—	—	(153)	(145)	(27)	(48)
Total assets (liabilities)	$9	$9	$(167)	$(158)	$(34)	$(50)

Pre-tax amounts recognized in Accumulated Other Comprehensive Income as of September 28, 2024 and September 30, 2023 consist of (in millions):

	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2024	2023	2024	2023	2024	2023
Accumulated other comprehensive (income)/loss:
Actuarial (gain) loss	$2	$1	$1	$(15)	$4	$9
Prior service (credit) cost	—	—	—	1	(4)	(5)
Total accumulated other comprehensive (income)/loss:	$2	$1	$1	$(14)	$—	$4
We had three pension plans as of September 28, 2024 and September 30, 2023, that had an accumulated benefit obligation in excess of plan assets. Plans with accumulated benefit obligations in excess of plan assets are as follows (in millions):

	Pension Benefits
	Qualified		Non-Qualified
	2024	2023	2024	2023
Projected benefit obligation	$—	$—	$167	$158
Accumulated benefit obligation	—	—	167	158
Fair value of plan assets	—	—	—	—
The accumulated benefit obligation for all qualified pension plans was $21 million and $18 million at September 28, 2024, and September 30, 2023, respectively.
Net Periodic Benefit Cost (Credit)
Components of net periodic benefit cost (credit) for pension and postretirement benefit plans recognized in the Consolidated Statements of Income are as follows for fiscal years ended 2024, 2023 and 2022 (in millions):

	Pension Benefits						Other Postretirement
	Qualified			Non-Qualified			Benefits
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Service cost	$—	$—	$—	$—	$—	$—	$2	$2	$1
Interest cost	1	1	1	9	8	6	1	1	1
Expected return on plan assets	(1)	(1)	(1)	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	1	1	1	4	5	4
Recognized actuarial loss (gain), net	—	—	—	(2)	(3)	3	—	(5)	(8)
Net periodic benefit cost (credit)	$—	$—	$—	$8	$6	$10	$7	$3	$(2)
Each of the components other than the service cost component were recorded in the Consolidated Statements of Income in Other, net. As of September 28, 2024, we expect no amounts to be reclassified into earnings within the next 12 months related to net periodic benefit cost (credit) for the qualified pension plans. As of September 28, 2024, the amounts expected to be reclassified into earnings within the next 12 months related to net periodic benefit cost (credit) for the non-qualified pension plans and the other postretirement benefit plans are not significant.
Assumptions
Weighted average assumptions are as follows for fiscal years ended 2024, 2023 and 2022:

	Pension Benefits						Other Postretirement
	Qualified			Non-Qualified			Benefits
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Discount rate to determine net periodic benefit cost	5.70%	5.20%	2.00%	5.79%	5.42%	2.83%	4.92%	4.59%	2.07%
Discount rate to determine benefit obligations	5.00%	5.70%	5.20%	4.85%	5.79%	5.42%	3.44%	4.92%	4.59%
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Expected return on plan assets	5.70%	5.20%	2.00%	n/a	n/a	n/a	n/a	n/a	n/a

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
We have eight other postretirement benefit plans, of which five are healthcare and life insurance related. Two of these plans, with benefit obligations totaling $8 million at September 28, 2024, were not impacted by healthcare cost trend rates as one consists of fixed annual payments and one is life insurance related. One of the healthcare plans, with benefit obligations less than $1 million at September 28, 2024, was not impacted by healthcare cost trend rates due to previous plan amendments. The remaining two plans, with benefit obligations less than $1 million and $3 million, at September 28, 2024, utilized assumed healthcare cost trend rates of 7.1% and 6.8%, respectively. The healthcare cost trend rates for one of the plans will be grading down to an ultimate rate of 4.5% in 2032.
Contributions
Our policy is to fund at least the minimum contribution required to meet applicable federal employee benefit and local tax laws. In our sole discretion, we may from time to time fund additional amounts. Expected contributions to pension plans for fiscal 2025 are approximately $14 million. For fiscal 2024, 2023 and 2022, we funded $14 million, $13 million and $13 million, respectively, to pension plans.
Estimated Future Benefit Payments
The following benefit payments are expected to be paid (in millions):

	Pension Benefits		Other Postretirement
	Qualified	Non-Qualified	Benefits
2025	$1	$13	$2
2026	1	14	3
2027	1	13	2
2028	1	13	2
2029	1	13	2
2030-2034	4	60	6
The above benefit payments for other postretirement benefit plans are not expected to be offset by Medicare Part D subsidies in fiscal 2025.
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
The net pension cost of the plan is equal to the annual contributions determined in accordance with the provisions of negotiated labor contracts. Contributions to the plan were $2 million in fiscal 2024 and fiscal 2023. Assets contributed to such plans are not segregated or otherwise restricted to provide benefits only to our team members. The future cost of the plans is dependent on a number of factors including the funded status of the plans and the ability of the other participating companies to meet ongoing funding obligations.
Our participation in the multi-employer plan for fiscal 2024 is outlined below. The EIN/Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act (“PPA”) zone status available in fiscal 2024 and fiscal 2023 is for the plan’s year beginning January 1, 2024, and 2023, respectively. The zone status is based on information that we have received from the plan and is certified by the plan’s actuaries. Among other factors, plans in the red zone are generally less than 65 percent funded. Plans that are critical and declining status are projected to have an accumulated funding deficiency. The FIP/RP Status column indicates plans for which a financial improvement plan (“FIP”) or rehabilitation plan (“RP”) is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject.

In addition to regular contributions, we could be obligated to pay additional contributions (known as complete or partial withdrawal liabilities) if it has unfunded vested benefits.

		PPA Zone Status		FIP/RP Status	Contributions (in millions)			Surcharge Imposed
Pension Fund Plan Name	EIN/Pension Plan Number	2024	2023	Implemented	2024	2023	2022	2024	Expiration Date of Collective Bargaining Agreement
Bakery and Confectionery Union and Industry International Pension Fund	52-6118572/001	Red	Red	Nov 2012	$2	$2	$2	10%	2027-08-01
NOTE 16: COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) as of September 28, 2024 and September 30, 2023 are as follows (in millions):

	2024	2023
Accumulated other comprehensive income (loss), net of taxes:
Unrealized net hedging loss	$(15)	$(10)
Unrealized net gain (loss) on investments	(1)	(5)
Currency translation adjustment	(152)	(252)
Postretirement benefits reserve adjustments	(2)	7
Total accumulated other comprehensive income (loss)	$(170)	$(260)
The before and after tax changes in the components of other comprehensive income (loss) are as follows for fiscal years ended 2024, 2023 and 2022 (in millions):

	2024			2023			2022
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax

Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to interest expense	$1	$—	$1	$2	$—	$2	$1	$—	$1
(Gain) loss reclassified to cost of sales	1	—	1	—	—	—	—	—	—
Unrealized gain (loss)	(9)	2	(7)	—	—	—	—	—	—

Investments:
Unrealized gain (loss)	5	(1)	4	1	—	1	(8)	1	(7)

Currency translation:
Translation adjustment (a)	103	(3)	100	29	—	29	(166)	4	(162)

Postretirement benefits:
Unrealized gain (loss)	(12)	3	(9)	6	(1)	5	58	(15)	43
Total other comprehensive income (loss)	$89	$1	$90	$38	$(1)	$37	$(115)	$(10)	$(125)
(a) Before and after tax translation adjustment for the twelve months ended September 28, 2024 included $14 million of Comprehensive Income (Loss) Attributable to Noncontrolling Interests, fiscal 2023 and 2022 did not include any Comprehensive Income (Loss) Attributable to Noncontrolling Interests.

NOTE 17: SEGMENT REPORTING
We operate in four reportable segments: Beef, Pork, Chicken, and Prepared Foods. We measure segment profit as operating income (loss). International/Other primarily includes our foreign operations in Australia, China, Malaysia, Mexico, South Korea, Thailand and the Kingdom of Saudi Arabia, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC.
Beef
Beef includes our operations related to processing live fed cattle and fabricating dressed beef carcasses into primal and sub-primal meat cuts and case-ready products. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, healthcare facilities, the military and other food processors, as well as to international export markets. This segment also includes sales from specialty products such as hides, rendered products and variety meats, as well as logistics operations to move products through the supply chain.
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
Chicken
Chicken includes our domestic operations related to raising and processing live chickens into, and purchasing raw materials for fresh, frozen and value-added chicken products, as well as sales from specialty products. Our value-added chicken products primarily include breaded chicken strips, nuggets, patties and other ready-to-fix or fully cooked chicken parts. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, convenience stores, hotel chains and noncommercial foodservice establishments such as schools, healthcare facilities, the military and other food processors, as well as to international export markets. This segment also includes logistics operations to move products through our domestic supply chain and the global operations of our chicken breeding stock subsidiary.
Prepared Foods
Prepared Foods includes our operations related to manufacturing and marketing frozen and refrigerated food products and logistics operations to move products through the supply chain. This segment includes brands such as Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, State Fair®, as well as artisanal brands Aidells® and Gallo Salame®. Products primarily include ready-to-eat sandwiches, sandwich components such as flame-grilled hamburgers and Philly steaks, pepperoni, bacon, breakfast sausage, turkey, lunchmeat, hot dogs, flour and corn tortilla products, appetizers, snacks, prepared meals, ethnic foods, side dishes, meat dishes, breadsticks and processed meats. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, convenience stores, hotel chains and noncommercial foodservice establishments such as schools, healthcare facilities, the military and other food processors, as well as to international export markets.
We allocate expenses related to corporate activities to the segments, except for third-party merger and integration costs for which we recorded no expense in fiscal 2024 and $3 million and $5 million in fiscal 2023 and 2022, respectively, and corporate overhead related to Tyson New Ventures, LLC, which are included in International/Other. Intersegment sales transactions, which were at market prices, are included in the segment sales in the table below. Assets and additions to property, plant and equipment relating to corporate activities remain in International/Other.

Information on segments and a reconciliation to income from continuing operations before income taxes are as follows for fiscal years ended 2024, 2023 and 2022 (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Intersegment Sales	Consolidated
2024
Sales	$20,479	$5,903	$16,425	$9,851	$2,353	$(1,702)	$53,309
Operating Income (Loss)	(381)	(40)	988	879	(37)		1,409
Total Other (Income) Expense							317
Income (Loss) before Income Taxes							1,092
Depreciation and amortization	164	125	639	389	71		1,388
Total Assets	3,730	1,570	12,121	15,138	4,541		37,100
Additions to property, plant and equipment	138	41	505	334	114		1,132
2023
Sales	$19,325	$5,768	$17,060	$9,845	$2,515	$(1,632)	$52,881
Operating Income (Loss)	(91)	(139)	(770)	823	(218)		(395)
Total Other (Income) Expense							283
Income (Loss) before Income Taxes							(678)
Depreciation and amortization	128	68	693	373	67		1,329
Total Assets	3,772	1,696	12,143	15,198	3,442		36,251
Additions to property, plant and equipment	169	62	834	578	296		1,939
2022
Sales	$19,854	$6,414	$16,961	$9,689	$2,355	$(1,991)	$53,282
Operating Income (Loss)	2,502	193	955	746	14		4,410
Total Other (Income) Expense							261
Income (Loss) before Income Taxes							4,149
Depreciation and amortization	128	70	563	372	58		1,191
Total Assets	3,883	1,697	12,386	14,920	3,935		36,821
Additions to property, plant and equipment	136	82	906	456	307		1,887
Our largest customer, Walmart Inc., accounted for 18.4%, 18.6% and 17.7% of consolidated sales in fiscal 2024, 2023 and 2022, respectively. Sales to Walmart Inc. were included in all the segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations.
The majority of our operations are domiciled in the United States. Approximately 95% of sales to external customers for each of fiscal 2024, 2023 and 2022 were sourced from the United States. Approximately $25.9 billion and $26.1 billion of long-lived assets were located in the United States at September 28, 2024, and September 30, 2023, respectively. Excluding goodwill and intangible assets, long-lived assets located in the United States totaled approximately $10.6 billion and $10.5 billion at September 28, 2024, and September 30, 2023, respectively. Approximately $1.4 billion of long-lived assets were located in foreign locations, primarily Brazil, China, the European Union, Malaysia, the Middle East and Thailand at September 28, 2024 and September 30, 2023. Excluding goodwill and intangible assets, long-lived assets in foreign countries totaled approximately $1,062 million and $1,101 million at September 28, 2024, and September 30, 2023, respectively.
We sell certain products in foreign markets, primarily Australia, Canada, Central America, Chile, China, the European Union, the United Kingdom, Japan, Mexico, Malaysia, the Middle East, Singapore, South Korea, Taiwan and Thailand. Our export sales from the United States totaled $5.2 billion, $5.1 billion and $5.8 billion for fiscal 2024, 2023 and 2022, respectively. Substantially all of our export sales are facilitated through unaffiliated brokers, marketing associations and foreign sales offices. Sales of products produced in a country other than the United States were less than 10% of consolidated sales for each of fiscal 2024, 2023 and 2022.
The following tables further disaggregate our sales to customers by major distribution channels (in millions):

	Twelve months ended September 28, 2024
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Total External Customers	Intersegment	Total
Beef	$9,915	$5,215	$2,659	$2,245	$20,034	$445	$20,479
Pork	1,804	498	1,364	1,078	4,744	1,159	5,903
Chicken	6,994	6,432	957	1,944	16,327	98	16,425
Prepared Foods	5,794	3,629	225	203	9,851	—	9,851
International/Other	—	—	2,353	—	2,353	—	2,353
Intersegment	—	—	—	—	—	(1,702)	(1,702)
Total	$24,507	$15,774	$7,558	$5,470	$53,309	$—	$53,309

	Twelve months ended September 30, 2023
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Total External Customers	Intersegment	Total
Beef	$8,947	$4,839	$2,633	$2,395	$18,814	$511	$19,325
Pork	1,677	477	1,235	1,338	4,727	1,041	5,768
Chicken	7,483	6,589	1,007	1,901	16,980	80	17,060
Prepared Foods	5,795	3,690	213	147	9,845	—	9,845
International/Other	—	—	2,515	—	2,515	—	2,515
Intersegment	—	—	—	—	—	(1,632)	(1,632)
Total	$23,902	$15,595	$7,603	$5,781	$52,881	$—	$52,881

	Twelve months ended October 1, 2022
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Total External Customers	Intersegment	Total
Beef	$8,687	$4,940	$3,247	$2,439	$19,313	$541	$19,854
Pork	1,817	516	1,180	1,616	5,129	1,285	6,414
Chicken	7,194	6,475	1,131	1,996	16,796	165	16,961
Prepared Foods	5,587	3,751	191	160	9,689	—	9,689
International/Other	—	—	2,355	—	2,355	—	2,355
Intersegment	—	—	—	—	—	(1,991)	(1,991)
Total	$23,285	$15,682	$8,104	$6,211	$53,282	$—	$53,282
(a) Includes external sales to consumer products and food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b) Includes external sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.
(c) Includes external sales to international markets related to internationally produced products and export sales of domestically produced products.
(d) Includes external sales to industrial food processing companies that further process our product to sell to end consumers and any remaining sales not included in the Retail, Foodservice or International categories. For fiscal 2024, the Pork segment included a $45 million reduction in Other due to the recognition of a legal contingency accrual. For fiscal 2023, the Chicken segment included a $156 million reduction in Other due to the recognition of legal contingency accruals.
NOTE 18: SUPPLEMENTAL CASH FLOWS INFORMATION
The following table summarizes cash payments for interest and income taxes for fiscal years ended 2024, 2023 and 2022 (in millions):

	2024	2023	2022
Interest, net of amounts capitalized	$460	$340	$363
Income taxes, net of refunds	227	46	1,216
NOTE 19: TRANSACTIONS WITH RELATED PARTIES
We have related party leases for two wastewater facilities with an entity owned by the Donald J. Tyson Revocable Trust (for which Mr. John H. Tyson, Chairman of the Company, is a trustee), Berry Street Waste Water Treatment Plant, LP (90% of which is owned by the TLP), and the sisters of Mr. Tyson. As of September 28, 2024 and September 30, 2023, one lease was classified as a finance lease with a debt balance of $6 million which is primarily recognized as Long-term debt in our Consolidated Balance Sheet. The other lease was classified as an operating lease with a lease liability balance of $1 million and $2 million as of September 28, 2024 and September 30, 2023, respectively, which is primarily recognized within Other Liabilities in our Consolidated Balance Sheet. Total payments of approximately $1 million in each of fiscal 2024, 2023 and 2022 were paid to lease the facilities.

As of September 28, 2024, the TLP, of which John H. Tyson and director Barbara Tyson are general partners, owned 70 million shares, or 99.987% of our outstanding Class B stock and, along with the members of the Tyson family, owned 7.0 million shares of Class A stock, giving it control of approximately 71.70% of the total voting power of our outstanding voting stock.
In fiscal 2024, 2023 and 2022, the Company provided administrative services to the TLP, the beneficial owner of 70 million shares of Class B stock, and the TLP, through TLP Investment, L.P., reimbursed the Company $0.2 million in each of fiscal 2024, 2023 and 2022.
In fiscal 2024, the Company purchased real estate located in Springdale, Arkansas for $0.8 million from TBB Land Holdings LLC. TBB Land Holdings LLC is wholly owned by John H. Tyson.
NOTE 20: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of grower loans, which are substantially collateralized by the underlying assets. The remaining terms of the underlying obligations cover periods up to 8 years, and the maximum potential amount of future payments as of September 28, 2024, was not significant. The likelihood of material payments under these guarantees is not considered probable. At September 28, 2024 and September 30, 2023, no significant liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum commitment associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum obligation as of September 28, 2024, was approximately $280 million. The total receivables under these programs were $14 million and $12 million at September 28, 2024 and September 30, 2023, respectively. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Balance Sheets.
When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. These funds are generally considered restricted cash, which is reported in the Consolidated Balance Sheets in Other Assets. We had no deposits at September 28, 2024 or September 30, 2023. Additionally, under certain agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At September 28, 2024, total amounts under these types of arrangements totaled $703 million.
Additionally, we enter into other purchase commitments for various items such as grains, livestock contracts and variable livestock grower commitments that are estimable and have a remaining term in excess of one year, which as of September 28, 2024 were (in millions):

Purchase Obligations
2025	$368
2026	269
2027	132
2028	100
2029	79
2030 and beyond	247
Total	$1,195

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
Broiler Antitrust Civil Litigation and Related Matters
Beginning in September 2016, a series of putative federal class action lawsuits styled In re Broiler Chicken Antitrust Litigation (the “Broiler Antitrust Civil Litigation”) were filed in the United States District Court for the Northern District of Illinois against us and certain of our poultry subsidiaries, as well as several other poultry processing companies and Agri Stats, Inc. ("Agri Stats"), an information service provider. As described below, the Company reached agreements to settle all outstanding claims brought against it by the putative classes, and the Court has granted final approval to these settlements.
Certain putative class members chose to opt out of the classes and pursue individual claims against the Company and other defendants in the United States District Court for the Northern District of Illinois. The operative complaints allege that beginning in January 2008, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of broiler chickens and that the defendants manipulated and artificially inflated the Georgia Dock price index.” The plaintiffs further allege that the defendants concealed this conduct from the plaintiffs and the members of the putative classes. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees under the United States antitrust laws and various state unfair competition laws, consumer protection laws, and unjust enrichment common laws.
The first trial in this matter, which involved claims brought by the Direct Purchaser Plaintiff Class and certain direct-action plaintiffs, began on September 12, 2023 and concluded with a jury verdict in favor of the defendant on October 25, 2023. The Company did not participate in the first trial because it had previously settled all of the claims brought by the plaintiffs that participated in that trial. The second and third scheduled trials in this matter, which were to involve claims brought by the Commercial and Institutional Indirect Purchaser Class and the End-User Consumer Plaintiff Class, respectively, were scheduled to begin in March 2024 and September 2024, respectively. Both of these trials were cancelled because all claims brought by these classes were resolved before trial.
Settlements
On January 19, 2021, we announced that we had reached agreements to settle certain class claims related to the Broiler Antitrust Civil Litigation. Settlement terms were reached with the putative Direct Purchaser Plaintiff Class, the putative Commercial and Institutional Indirect Purchaser Plaintiff Class and the putative End-User Plaintiff Class (collectively, the “Classes”). Under the terms of the settlements, we agreed to pay the Classes an aggregate amount of $221.5 million in settlement of all outstanding claims brought by the Classes. On June 29, 2021, December 20, 2021 and April 18, 2022, the Court granted final approval to the settlements with the Direct Purchaser Plaintiff Class, the End-User Plaintiff Class and the Commercial and Institutional Indirect Purchaser Plaintiff Class, respectively. The foregoing settlements do not settle claims made by plaintiffs who have opted out of the Classes in the Broiler Antitrust Civil Litigation.
We are currently pursuing settlement discussions with the remaining opt-out plaintiffs with respect to the remaining claims. While we do not admit any liability as part of the settlements, we believe that the settlements we have entered into have been in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation.
Government Investigations
U.S. Department of Justice (“DOJ”) Antitrust Division. On June 21, 2019, the DOJ filed a motion to intervene and sought a limited stay of discovery in the Broiler Antitrust Civil Litigation, which the court granted in part. Subsequently, we received a grand jury subpoena from the DOJ seeking additional documents and information related to the chicken industry. On June 2, 2020, a grand jury for the District of Colorado returned an indictment charging four individual executives employed by two other poultry processing companies with conspiracy to engage in bid-rigging in violation of federal antitrust laws. On June 10, 2020, we announced that we uncovered information in connection with the grand jury subpoena that we had previously self-reported to the DOJ and have been cooperating with the DOJ as part of our application for leniency under the DOJ’s Corporate Leniency Program. Subsequently, the DOJ announced indictments against additional individuals, as well as other poultry processing companies, alleging a conspiracy to fix prices and rig bids for broiler chicken products from at least 2012 until at least early 2019. None of these indictments remain pending. In August 2021, the Company was granted conditional leniency by the DOJ for the matters we self-reported, which means that provided the Company continues to cooperate with the DOJ, neither the Company nor any of our cooperating employees will face prosecution or criminal fines or penalties. We continue to cooperate with the DOJ in connection with the ongoing federal antitrust investigation.

State Attorney General Matters. The Offices of the Attorneys General in Washington, New Mexico and Alaska have filed complaints against us and certain of our poultry subsidiaries, as well as several other poultry processing companies and Agri Stats based on allegations similar to those asserted in the Broiler Antitrust Civil Litigation. These complaints alleged violations of state antitrust, unfair trade practice, and unjust enrichment laws. We are cooperating with various state governmental agencies and officials, including the Offices of the Attorneys General for Florida and Louisiana, investigating or otherwise seeking information, testimony and/or documents, regarding the conduct alleged in the Broiler Antitrust Civil Litigation and related matters. In October 2022, we reached an agreement to settle all claims with the Washington Attorney General, and the court entered a consent decree on October 24, 2022. On February 16, 2024, the Company and the State of Alaska filed a stipulation and proposed consent decree reflecting a settlement of the claims against the Company asserted by the Office of the Attorney General of Alaska. The court approved this settlement on April 24, 2024. On April 19, 2024, the Company and the State of New Mexico filed a proposed consent judgment reflecting a settlement of the claims against the Company asserted by the Office of the Attorney General of New Mexico. The Court approved this settlement on July 23, 2024. While the Company believes it has meritorious defenses to the claims that have been made, we believe that these settlements are in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation.
During fiscal years 2023 and 2021, the Company recorded aggregate legal contingency accruals of $156 million and $545 million, respectively, for claims related to these matters. Additionally, during fiscal years 2024, 2023 and 2022, the Company reduced its total recorded legal contingency accrual by $98 million, $94 million and $343 million, respectively, for amounts it had paid related to these matters. At September 28, 2024 and September 30, 2023, the legal contingency accrual for claims related to the Broiler Antitrust Civil Litigation matters described above was $86 million and $184 million, respectively. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time.
Broiler Chicken Grower Litigation and Investigation
On January 27, 2017 and March 26, 2017, putative class action complaints were filed against us and certain of our poultry subsidiaries, as well as several other vertically integrated poultry processing companies, in the United States District Court for the Eastern District of Oklahoma styled In re Broiler Chicken Grower Litigation. The plaintiffs allege, among other things, that the defendants colluded not to compete for broiler raising services “with the purpose and effect of fixing, maintaining, and/or stabilizing grower compensation below competitive levels.” The plaintiffs also allege that the defendants “agreed to share detailed data on [g]rower compensation with one another, with the purpose and effect of artificially depressing [g]rower compensation below competitive levels.” The plaintiffs contend these alleged acts constitute violations of the Sherman Antitrust Act and Section 202 of the Grain Inspection, Packers and Stockyards Act of 1921. The plaintiffs are seeking treble damages, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative class. Additional named plaintiffs filed similar class action complaints in federal district courts in North Carolina, Colorado, Kansas and California. All actions were subsequently consolidated in the Eastern District of Oklahoma. In June 2021, we reached an agreement to settle with the putative class of broiler chicken farmers all claims raised in this consolidated action on terms not material to the Company. The Court granted preliminary approval of the settlement on August 23, 2021 and final approval on February 18, 2022, and the Company paid the settlement during fiscal 2022.
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
Pork Antitrust Litigation
Beginning June 18, 2018, a series of putative class action complaints were filed against us and certain of our pork subsidiaries, as well as several other pork processing companies, in the United States District Court for the District of Minnesota styled In re Pork Antitrust Litigation (the “Pork Antitrust Civil Litigation”). The plaintiffs allege, among other things, that beginning in January 2009, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork and pork products in violation of federal antitrust laws. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. Since the original filing, certain putative class members have opted out of the matter and are proceeding with individual direct actions making similar claims, and others may try to do so in the future.
The Offices of the Attorney General in New Mexico and Alaska have filed complaints against us and certain of our pork subsidiaries, as well as several other pork processing companies and Agri Stats. The complaints are based on allegations similar to those asserted in the Pork Antitrust Civil Litigation and allege violations of state antitrust, unfair trade practice, and unjust enrichment laws based on allegations of conspiracies to exchange information and manipulate the supply of pork. On October 18, 2024, we reached an agreement in principle with the State of Alaska to settle the claims it had asserted for an immaterial amount. While the Company believes it has meritorious defenses to the claims that have been made, we believe that this settlement is in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation.

In the third quarter of fiscal 2024, we filed and joined motions for summary judgment that, if successful, would dispose of all claims against us brought by all the plaintiffs in the Pork Antitrust Civil Litigation. While we believe we have strong summary judgment arguments, as well as other valid and meritorious defenses to the claims that have been made in the Pork Antitrust Civil Litigation and the related Attorney General matters, we are exploring the possibility of entering into settlements as a way to avoid the uncertainty, risk, expense and distraction of protracted litigation. We recorded a legal contingency accrual of $45 million in fiscal 2024 which remains accrued as of September 28, 2024. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time.
Beef Antitrust Litigation and Related Matters
Beginning on April 23, 2019, a series of class action complaints were filed against us and our beef and pork subsidiary, Tyson Fresh Meats, Inc. (“Tyson Fresh Meats”), as well as other beef packer defendants, in various federal district courts, including the United States District Court for Northern Illinois, the United States District Court for the District of Minnesota, and the United States District Court for the District of Kansas, by putative classes of direct purchasers, cattle ranchers, indirect purchasers, and indirect cattle producers. The putative classes in these cases allege that the defendants engaged in one or more conspiracies beginning in roughly January 2015 with the aim of reducing fed cattle prices, manipulating the price of live cattle futures and options traded on the Chicago Mercantile Exchange, artificially increasing the cost of beef, and reducing the price of cows, cattle, calves, steers or heifers. The putative classes allege that this conduct violated federal antitrust laws, the Grain Inspection, Packers and Stockyards Act of 1921, the Commodities Exchange Act, and various state unfair competition, consumer protection, and unjust enrichment laws. Their complaints seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. Since the original filing, certain putative class members have opted out of the matter and are proceeding with individual direct actions making similar claims, and others may do so in the future. These cases have been transferred to the United States District Court for the District of Minnesota for pretrial purposes. The matter is currently in the fact discovery phase, and the putative classes filed motions for class certification on September 25, 2024. The Company has not recorded any liability for these foregoing matters as it does not believe a loss is probable, nor does it believe that a range of possible loss, if any, is reasonably estimable at this time, because the Company believes that it has valid and meritorious defenses against the allegations and because the classes have not yet been defined or certified by the court.
On February 18, 2022, a putative class action was commenced against us, Tyson Fresh Meats, and other beef packer defendants in the Supreme Court of British Columbia styled Bui v. Cargill, Incorporated et al. The putative class is comprised of direct and indirect beef purchasers in Canada between January 1, 2015 and the present, and alleges that the defendants conspired to fix, maintain, increase, or control the price of beef, as well as to fix, maintain, control, prevent, or lessen the production or supply of beef. The complaint alleges a violation of the Competition Act, civil conspiracy, unjust enrichment, and a violation of the Civil Code of Québec. It seeks declarations regarding the alleged conspiracy, general damages, aggravated, exemplary, and punitive damages, injunctive relief, costs, and interest. On March 24, 2022, a putative class action was commenced against the same defendants in the Superior Court of Québec styled De Bellefeuille v. Cargill, Incorporated et al, raising substantially similar allegations and seeking compensatory damages, costs of investigation and interest. The Company has not recorded any liability for these foregoing matters as it does not believe a loss is probable, nor does it believe that a range of possible loss, if any, is reasonably estimable at this time, because the proceedings are in preliminary stages.
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
Wage Rate Litigation and Related Matters
Poultry. On August 30, 2019, a putative class of non-supervisory production and maintenance employees at chicken processing plants in the continental United States filed class action complaints against us and certain of our subsidiaries, as well as several other poultry processing companies, in the United States District Court for the District of Maryland. The plaintiffs allege that the defendants directly and through a wage survey and benchmarking service exchanged information regarding labor rates in an effort to depress and fix the rates of wages for non-supervisory production and maintenance workers in violation of federal antitrust laws. Additional lawsuits making similar allegations were consolidated including an amended consolidated complaint containing additional allegations concerning turkey processing plants naming additional defendants. On May 10, 2024 and June 3, 2024, the Company participated in mediation with the putative class plaintiffs. Following the mediation, on June 14, 2024, the Company reached an agreement in principle with the putative class plaintiffs to settle all claims in the case for an aggregate amount of $115.5 million. As a result, we increased our legal contingency accrual for claims related to this matter to $116 million at September 28, 2024 from $60 million as of September 30, 2023. This agreement in principle remains subject to court approval. While we believe we have valid and meritorious defenses against the allegations, we believe that the proposed settlement is in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time.

The DOJ’s Antitrust Division has opened a civil investigation into human resources at several poultry companies. We are cooperating with the investigation. The Company has not recorded any liability for this matter as it does not believe a loss is probable, nor does it believe that a range of possible loss, if any, is reasonably estimable at this time.
Fresh Meats. On November 11, 2022, a putative class of employees at beef-processing and pork-processing plants in the continental United States filed a class action complaint against us and certain of our subsidiaries, as well as several other beef-processing and pork-processing companies, in the United States District Court for the District of Colorado. The plaintiffs allege that the defendants directly and through a wage survey and benchmarking service exchanged information regarding labor rates in an effort to depress and fix the rates of wages for employees in violation of federal antitrust laws.
On December 22, 2023, after a mediation between the parties, the Company and the putative class plaintiffs reached an in-principle agreement to settle. While we believe we have valid and meritorious defenses against the allegations, we believe that the proposed settlement is in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation. Under the terms of the proposed settlement, the Company agreed to pay the putative class an aggregate amount of $72.5 million. The settlement agreement remains subject to court approval. If the court grants final approval to the settlement, it will completely resolve all claims made against the Company in this matter. During fiscal 2024, the Company recorded an accrual for the $72.5 million proposed settlement which remains accrued as of September 28, 2024. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time.
Other Matters
Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (“NLRC”) from 1998 through July 1999. The complaint was filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines in 1995 by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In late 2004, a labor arbiter ruled against the respondents and awarded the complainants approximately $62 million in damages and fees. From 2004 through 2014, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. On December 15, 2016, we learned that the NLRC rendered its decision on November 29, 2016, regarding the respondents’ appeals from the labor arbiter’s 2004 ruling in favor of the complainants. The NLRC increased the award for 4,922 of the total 5,984 complainants to approximately $265 million. However, the NLRC approved a prior settlement reached with the group comprising approximately 18% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company agreed to pay each settling complainant approximately $1,200. The parties filed numerous appeals, motions for reconsideration and petitions for review related to the NLRC award and settlement payment. The Court of Appeals of the Philippines subsequently vacated the NLRC’s award on April 12, 2018. Complainants filed motions for reconsideration with the Court of Appeals which were denied. Claimants have since filed petitions for writ of certiorari with the Supreme Court of the Philippines, which have been accepted. The Company continues to maintain an accrual in an immaterial amount for estimated probable losses for this matter in the Company’s Consolidated Financial Statements. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Tyson Foods, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Tyson Foods, Inc. and its subsidiaries (the "Company") as of September 28, 2024 and September 30, 2023, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended September 28, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended September 28, 2024 appearing under Item 15 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of September 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 28, 2024 and September 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessments – Beef Segment Reporting Unit and Certain Reporting Units in the Chicken Segment
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $9,819 million as of September 28, 2024, and the goodwill associated with the reporting units in the Chicken and Beef segments was $3,001 million and $343 million, respectively. Goodwill is reviewed for impairment at least annually or more frequently if impairment indicators arise. If it is determined, based on qualitative factors, the fair value of the reporting unit may more likely than not be less than carrying amount, a quantitative goodwill impairment test is performed. Management estimates the fair value of reporting units considering the use of various valuation techniques, with the primary technique being an income approach (discounted cash flow method), with another technique being a market approach (guideline public company method). The determination of fair value using these techniques includes assumptions about sales growth, operating margins, discount rates and valuation multiples which consider budgets, business plans, economic projections and marketplace data.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of the Beef segment reporting unit and certain reporting units in the Chicken segment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the reporting units; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to (a) sales growth, operating margins, and discount rates used in the discounted cash flow method for the Beef segment reporting unit and one Chicken segment reporting unit, (b) operating margins and discount rate used in the discounted cash flow method for another Chicken segment reporting unit, and (c) valuation multiples used in the guideline public company method for the certain reporting units in the Chicken segment, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Beef segment reporting unit and the certain reporting units in the Chicken segment. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates of the Beef segment reporting unit and the certain reporting units in the Chicken segment; (ii) evaluating the appropriateness of the income and market valuation approaches, as applicable to the reporting unit; (iii) testing the completeness and accuracy of underlying data used in the valuation approaches; and (iv) evaluating the reasonableness of management’s significant assumptions related to sales growth, operating margins, discount rates and valuation multiples, as applicable to the reporting unit. Evaluating management’s assumptions related to sales growth and operating margins involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data, as applicable to the reporting unit; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s valuation approaches and (ii) the reasonableness of the sales growth, discount rates and valuation multiples significant assumptions, as applicable to the reporting unit.
/s/ PricewaterhouseCoopers LLP
Springdale, Arkansas
November 12, 2024
We have served as the Company’s auditor since 2009.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)). Based on that evaluation, the CEO and CFO concluded that, as of September 28, 2024, our disclosure controls and procedures were effective.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 28, 2024. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this evaluation under the framework in Internal Control - Integrated Framework (2013) issued by COSO, management concluded the Company’s internal control over financial reporting was effective as of September 28, 2024.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, who has audited the fiscal 2024 financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of September 28, 2024 as stated in its report which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the quarter ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 28, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See information set forth under the captions “Election of Directors” and “Board of Directors and Corporate Governance Information” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held February 6, 2025 (the “Proxy Statement”), which information is incorporated herein by reference. Pursuant to general instruction G(3) of Annual Report on Form 10-K, certain information concerning our executive officers is included under the caption “Information About Our Executive Officers” in Part I of this Annual Report on Form 10-K. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Delinquent Section 16(a) Reports” in the Proxy Statement and is incorporated by reference herein.
We have a code of ethics as defined in Item 406 of Regulation S-K, which applies to all of our directors and team members, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. This code of ethics, titled “Tyson Code of Conduct,” is available, free of charge on our website at https://www.tysonfoods.com/ethics-and-compliance
We will post any amendments to the Code of Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on our website.
We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of securities of Tyson and other companies by directors, senior management, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. Our insider trading policy states, among other things, that our directors, officers, and employees are prohibited from trading in such securities while in possession of material, nonpublic information. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our Insider Trading Policy filed as an exhibit to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
See the information set forth under the captions “Executive Compensation,” “Director Compensation For Fiscal Year 2024,” “Compensation Discussion and Analysis,” “Report of the Compensation and Leadership Development Committee” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, which information is incorporated herein by reference. However, pursuant to instructions to Item 407(e)(5) of Regulation S-K, the material appearing under the sub-heading “Report of the Compensation and Leadership Development Committee” shall be deemed “furnished” and not be deemed to be “filed” with the SEC, other than as provided in this Item 11.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the information included under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement, which information is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following information reflects certain information about our equity compensation plans as of September 28, 2024:

	Equity Compensation Plan Information
	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (excluding Securities reflected in the first column (a))
Equity compensation plans approved by security holders	7,114,663	$64.02	18,528,318
Equity compensation plans not approved by security holders	—	—	—
Total	7,114,663	$64.02	18,528,318
(a) Shares of Class A Common Stock available for future issuance as of September 28, 2024, under the Stock Incentive Plan (3,885,823), the Employee Stock Purchase Plan (6,994,887) and the Retirement Savings Plan (7,647,608).
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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as a part of this report:
(1) Consolidated Financial Statements
Consolidated Statements of Income for the three years ended September 28, 2024
Consolidated Statements of Comprehensive Income for the three years ended September 28, 2024
Consolidated Balance Sheets at September 28, 2024, and September 30, 2023
Consolidated Statements of Shareholders’ Equity for the three years ended September 28, 2024
Consolidated Statements of Cash Flows for the three years ended September 28, 2024
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
(2) Consolidated Financial Statement Schedules
Financial Statement Schedule - Schedule II Valuation and Qualifying Accounts for the three years ended September 28, 2024
All other schedules are omitted because they are neither applicable nor required.
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

4.6	Form of 4.875% Senior Note due 2034 (included in Exhibit 4.6 to the Company's Current Report on Form 8‑K filed August 8, 2014, and incorporated herein by reference).

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

4.8	Form of 5.15% Senior Note due 2044 (previously filed as Exhibit 4.8 to the Company's Current Report on Form 8‑K filed August 8, 2014, and incorporated herein by reference).

4.9	Indenture dated October 2, 1990, between Sara Lee Corporation and Continental Bank, N.A., as Trustee (the “Sara Lee Indenture”) (previously filed as Exhibit 4.1 to Amendment No. 1 to Registration Statement No. 33-33603 on Form S-3 by Sara Lee Corporation, predecessor in interest to The Hillshire Brands Company, filed with the Commission on October 5, 1990, and incorporated herein by reference).

4.10
Form of 61/8% Notes due 2032 issued pursuant to the Sara Lee Indenture (previously filed as Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2014, and incorporated herein by reference).

4.11
Supplemental Indenture dated June 2, 2017, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-k filed on June 2, 2017, and incorporated herein by reference).

4.12
Supplemental Indenture dated June 2, 2017, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture (previously filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on June 2, 2017, and incorporated herein by reference).

4.13
Supplemental Indenture dated June 2, 2017, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture (previously filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed on June 2, 2017, and incorporated herein by reference).

4.14	Form of 3.55% Senior Notes due 2027 (previously filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed on June 2, 2017, and incorporated herein by reference).

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

4.16		Form of 4.55% Senior Notes due 2047 (previously filed as Exhibit 4.8 to the Company's Current Report on Form 8-K filed on June 2, 2017, and incorporated herein by reference).

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

4.18
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

4.19		Form of 5.100% Senior Notes due 2048 (previously filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 28, 2018, and incorporated herein by reference).

4.20
Supplemental Indenture, dated March 8, 2024, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as trustee, for the Senior Notes due 2029 (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 8, 2024, and incorporated herein by reference).

4.21		Form of 5.400% Senior Note due 2029 (previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed March 8, 2024, and incorporated herein by reference).

4.22
Supplemental Indenture, dated March 8, 2024, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, for the Senior Notes due 2034 (previously filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed March 8, 2024, and incorporated herein by reference).

4.23		Form of 5.700% Senior Note due 2034 (previously filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed March 8, 2024, and incorporated herein by reference).

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
Amended and Restated Term Loan Agreement, dated June 26, 2024, between the Company and Bank of America, N.A., as lender and administrative agent. (previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K, dated June 26, 2024, and incorporated herein by reference).

10.6	*
Second Amended and Restated Employment Agreement, dated November 9, 2017, by and between the Company and John Tyson (previously filed as Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, and incorporated herein by reference).

10.7	*
Employment Agreement, effective as of June 2, 2021, by and between the Company and Donnie King (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 2, 2021, and incorporated herein by reference).

10.8	*
Amendment to Employment Agreement, effective as of August 1, 2024, by and between the Company and Donnie King (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2024, and incorporated herein by reference).

10.9	*
Release Agreement dated as of January 17, 2023 between Tyson Foods, Inc. and Scott Spradley (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2022, and incorporated herein by reference).

10.10	*
Consulting Agreement, dated February 1, 2024, between the Company and Noel W. White (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2024, and incorporated herein by reference).

10.11	*
Indemnity Agreement, dated as of September 28, 2007, between the Company and John Tyson (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 28, 2007, and incorporated herein by reference).

10.12	*
Form of Indemnity Agreement between Tyson Foods, Inc. and its directors and certain executive officers (previously filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2020, and incorporated herein by reference).

10.13	**	Tyson Foods, Inc. Annual Incentive Compensation Plan for Senior Executives adopted February 4, 2005, and amended and restated effective November 8, 2023.

10.14	*
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

10.21	*
Executive Severance Plan, as amended and restated effective February 15, 2020 (previously filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-Q for the period ended January 1, 2022, and incorporated herein by reference).

10.22	*
Executive Severance Plan, as amended and restated effective October 1, 2023 (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2022, and incorporated herein by reference).

10.23	*
Form of Stock Options (Contracted) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 18, 2022 (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2022, and incorporated herein by reference).

10.24	*
Form of Stock Options (5+1) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 18, 2022 (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2022, and incorporated herein by reference).

10.25	*
Form of Stock Options (Director/Non-Contract) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 18, 2022 (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2022, and incorporated herein by reference).

10.26	*
Form of Stock Options (CEO & Other CT) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 18, 2022 (previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2022, and incorporated herein by reference).

10.27	*
Form of Restricted Stock (Contracted) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 18, 2022 (previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2022, and incorporated herein by reference).

10.28	*
Form of Restricted Stock (Director/Non-Contract) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 18, 2022 (previously filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2022, and incorporated herein by reference).

10.29	*
Form of Restricted Stock (5+1) - Stock Incentive Award Agreement pursuant to which restricted share awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 18, 2022 (previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2022, and incorporated herein by reference).

10.30	*
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
Form of Stock Options (Non-Contracted) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023, and incorporated herein by reference).

10.37	*
Form of Stock Options (Contracted) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023 (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023, and incorporated herein by reference).

10.38	*
Form of Stock Options (CEO and other contracted) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023 (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023, and incorporated herein by reference).

10.39	*
Form of Stock Options (Directors) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023 (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023, and incorporated herein by reference).

10.40	*
Form of Restricted Stock (Non-Contracted) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023 (previously filed as Exhibit 10.5a to the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023, and incorporated herein by reference).

10.41	*
Form of Restricted Stock (Non-Contracted 2-year graded vesting) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023 (previously filed as Exhibit 10.5b to the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023, and incorporated herein by reference).

10.42	*
Form of Restricted Stock (Non-Contracted 3-year graded vesting) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023 (previously filed as Exhibit 10.5c to the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023, and incorporated herein by reference).

10.43	*
Form of Restricted Stock (Contracted) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023 (previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023, and incorporated herein by reference).

10.44	*
Form of Restricted Stock (CEO and other contracted) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023 (previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023, and incorporated herein by reference).

10.45	*
Form of Restricted Stock (Directors) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023 (previously filed as Exhibit 10.8a to the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023, and incorporated herein by reference).

10.46	*
Form of Restricted Stock (Directors 3-year graded vesting) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023 (previously filed as Exhibit 10.8b to the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023, and incorporated herein by reference).

10.47	*
Form of Performance Shares (Operating Income) (Non-Contracted) - Stock Incentive Award Agreement pursuant to which performance share awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023 (previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023, and incorporated herein by reference).

10.48	*
Form of Performance Shares (Operating Income) (Contracted) - Stock Incentive Award Agreement pursuant to which performance share awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023 (previously filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023, and incorporated herein by reference).

10.49	*
Form of Performance Shares (rTSR) (Non-Contracted) - Stock Incentive Award Agreement pursuant to which performance share awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023 (previously filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023, and incorporated herein by reference).

10.50	*
Form of Performance Shares (rTSR) (Contracted) - Stock Incentive Award Agreement pursuant to which performance share awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023 (previously filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023, and incorporated herein by reference).

10.51	*
Form of Performance Shares (1-year Operating Income) (Non-Contracted) - Stock Incentive Award Agreement pursuant to which performance share awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023 (previously filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023, and incorporated herein by reference).

10.52	*
Form of Performance Shares (1-year Operating Income) (Contracted) - Stock Incentive Award Agreement pursuant to which performance share awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023 (previously filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023, and incorporated herein by reference).

10.53	*
Form of Restricted Stock (Non-US Directors) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023 (previously filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023, and incorporated herein by reference).

10.54	*
Form of Restricted Stock (Non-US Officers) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023 (previously filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023, and incorporated herein by reference).

10.55	*
Form of Deferred Restricted Stock - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023 (previously filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023, and incorporated herein by reference).

10.56	*
Form of Stock Options (Contracted) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.57	*
Form of Stock Options (5+1) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 17, 2017 (previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended December 29, 2018, and incorporated herein by reference).

10.58	*
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

10.66
Form of Performance Shares – Return on Invested Capital (Contracted) - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 19, 2021 (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended January 1, 2022, and incorporated herein by reference).

19	*	Insider trading policy (previously filed as Exhibit 19 to the Company’s Annual Report on Form 10-K, for the fiscal year ended September 30, 2023, and incorporated herein by reference).

21	**	Subsidiaries of the Company.

23	**	Consent of PricewaterhouseCoopers LLP.

31.1	**	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	*	Clawback policy (previously filed as Exhibit 97 to the Company’s Annual Report on Form 10-K, for the fiscal year ended September 30, 2023, and incorporated herein by reference).

101		The following financial information from our Annual Report on Form 10-K for the year ended September 28 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

104		Cover Page Interactive Data File formatted in iXBRL.

*		Indicates a management contract or compensatory plan or arrangement.
**		Filed herewith
***		Furnished herewith

FINANCIAL STATEMENT SCHEDULE
TYSON FOODS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Fiscal year ended September 28, 2024, September 30, 2023 and October 1, 2022
		Additions
in millions	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Period
Allowance for Credit Losses:
2024	$31	$14	$—	$(7)	$38
2023	29	12	—	(10)	31
2022	25	6	—	(2)	29
Inventory Lower of Cost or Net Realizable Value Allowance:
2024	$145	$349	$—	$(379)	$115
2023	60	333	—	(248)	145
2022	47	36	—	(23)	60
Valuation Allowance on Deferred Tax Assets:
2024	$199	$—	$—	$(6)	$193
2023	195	4	—	—	199
2022	151	44	—	—	195

ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYSON FOODS, INC.

By:	/s/ Curt T. Calaway	November 12, 2024
Curt T. Calaway
Chief Financial Officer

By:	/s/ Lori J. Bondar	November 12, 2024
Lori J. Bondar
Senior Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ John H. Tyson	Chairman of the Board of Directors	November 12, 2024
John H. Tyson

/s/ Les R. Baledge	Director	November 12, 2024
Les R. Baledge

/s/ Mike Beebe	Director	November 12, 2024
Mike Beebe

/s/ Lori J. Bondar	Senior Vice President and Chief Accounting Officer	November 12, 2024
Lori J. Bondar	(Principal Accounting Officer)

/s/ Maria Claudia Borras	Director	November 12, 2024
Maria Claudia Borras

/s/ David J. Bronczek	Director	November 12, 2024
David J. Bronczek

/s/ Curt T. Calaway	Chief Financial Officer	November 12, 2024
Curt T. Calaway	(Principal Financial Officer)

/s/ Donnie King	President, Chief Executive Officer, and Director	November 12, 2024
Donnie King	(Principal Executive Officer)

/s/ Jonathan D. Mariner	Director	November 12, 2024
Jonathan D. Mariner

/s/ Maria N. Martinez	Director	November 12, 2024
Maria N. Martinez

/s/ Kevin M. McNamara	Vice Chairman of the Board of Directors and Lead Independent Director	November 12, 2024
Kevin M. McNamara

/s/ Cheryl S. Miller	Director	November 12, 2024
Cheryl S. Miller

/s/ Kate B. Quinn	Director	November 12, 2024
Kate B. Quinn

/s/ Jeffrey K. Schomburger	Director	November 12, 2024
Jeffrey K. Schomburger

/s/ Barbara A. Tyson	Director	November 12, 2024
Barbara A. Tyson

/s/ Noel White	Director	November 12, 2024
Noel White