Form 10-Q
period 2024-12-28
TYSON FOODS, INC.
filed 2025-02-03
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 28, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 28, 2024.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	286,185,368
Class B Common Stock, $0.10 Par Value (Class B stock)	70,009,005
Class B stock is not listed for trading on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis.
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 28, 2024	December 30, 2023
Sales	$13,623	$13,319
Cost of Sales	12,528	12,496
Gross Profit	1,095	823
Selling, General and Administrative	515	592
Operating Income	580	231
Other (Income) Expense:
Interest income	(25)	(10)
Interest expense	120	105
Other, net	7	(25)
Total Other (Income) Expense	102	70
Income before Income Taxes	478	161
Income Tax Expense	112	47
Net Income	366	114
Less: Net Income Attributable to Noncontrolling Interests	7	7
Net Income Attributable to Tyson	$359	$107
Net Income Per Share Attributable to Tyson:
Class A Basic	$1.03	$0.31
Class B Basic	$0.93	$0.28
Diluted	$1.01	$0.30
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	December 28, 2024	December 30, 2023
Net Income	$366	$114
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	3	—
Investments	(2)	2
Currency translation	(105)	58
Postretirement benefits	—	3
Total Other Comprehensive Income (Loss), Net of Taxes	(104)	63
Comprehensive Income	262	177
Less: Comprehensive Income Attributable to Noncontrolling Interests	—	15
Comprehensive Income Attributable to Tyson	$262	$162
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	December 28, 2024	September 28, 2024
Assets
Current Assets:
Cash and cash equivalents	$2,292	$1,717
Accounts receivable, net	2,323	2,406
Inventories	5,114	5,195
Other current assets	353	433
Total Current Assets	10,082	9,751
Net Property, Plant and Equipment	9,353	9,442
Goodwill	9,805	9,819
Intangible Assets, net	5,799	5,875
Other Assets	2,271	2,213
Total Assets	$37,310	$37,100

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$95	$74
Accounts payable	2,497	2,402
Other current liabilities	2,188	2,311
Total Current Liabilities	4,780	4,787
Long-Term Debt	9,711	9,713
Deferred Income Taxes	2,283	2,285
Other Liabilities	1,909	1,801
Commitments and Contingencies (Note 14)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 378 million shares	38	38
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,610	4,597
Retained earnings	19,054	18,873
Accumulated other comprehensive gain (loss)	(281)	(184)
Treasury stock, at cost – 91 million shares at December 28, 2024 and 92 million shares at September 28, 2024	(4,925)	(4,941)
Total Tyson Shareholders’ Equity	18,503	18,390
Noncontrolling Interests	124	124
Total Shareholders’ Equity	18,627	18,514
Total Liabilities and Shareholders’ Equity	$37,310	$37,100
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended
	December 28, 2024		December 30, 2023
	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance at beginning and end of period	378	$38	378	$38

Class B Common Stock:
Balance at beginning and end of period	70	7	70	7

Capital in Excess of Par Value:
Balance at beginning of period		4,597		4,560
Stock-based compensation and other		13		(34)
Balance at end of period		4,610		4,526

Retained Earnings:
Balance at beginning of period		18,873		18,760
Net Income Attributable to Tyson		359		107
Dividends		(178)		(174)
Balance at end of period		19,054		18,693

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of period		(184)		(260)
Other comprehensive income (loss) attributable to Tyson		(97)		55
Balance at end of period		(281)		(205)

Treasury Stock:
Balance at beginning of period	92	(4,941)	92	(4,972)
Purchase of Class A common stock	—	(15)	—	(13)
Stock-based compensation	(1)	31	(1)	76
Balance at end of period	91	(4,925)	91	(4,909)

Total Shareholders’ Equity Attributable to Tyson		$18,503		$18,150

Equity Attributable to Noncontrolling Interests:
Balance at beginning of period		$124		$122
Net income attributable to noncontrolling interests		7		7
Business combinations		—		1
Currency translation and other		(7)		8
Total Equity Attributable to Noncontrolling Interests		$124		$138

Total Shareholders’ Equity		$18,627		$18,288
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	December 28, 2024	December 30, 2023
Cash Flows From Operating Activities:
Net income	$366	$114
Depreciation and amortization	348	373
Deferred income taxes	(2)	(14)
Other, net	78	129
Net changes in operating assets and liabilities	241	698
Cash Provided by Operating Activities	1,031	1,300
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(271)	(354)
Purchases of marketable securities	(15)	(7)
Proceeds from sale of marketable securities	16	6
Acquisition of equity investments	(2)	(26)
Other, net	39	3
Cash Used for Investing Activities	(233)	(378)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	22	771
Payments on debt	(42)	(32)
Proceeds from issuance of commercial paper	—	1,649
Repayments of commercial paper	—	(2,240)
Purchases of Tyson Class A common stock	(15)	(13)
Dividends	(175)	(171)
Stock options exercised	15	7
Other, net	—	3
Cash Used for Financing Activities	(195)	(26)
Effect of Exchange Rate Changes on Cash	(28)	15
Increase in Cash and Cash Equivalents and Restricted Cash	575	911
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	1,717	573
Cash and Cash Equivalents and Restricted Cash at End of Period	2,292	1,484
Less: Restricted Cash at End of Period	—	—
Cash and Cash Equivalents at End of Period	$2,292	$1,484
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: ACCOUNTING POLICIES
Basis of Presentation
The consolidated condensed financial statements are unaudited and have been prepared by Tyson Foods, Inc. (“Tyson,” “the Company,” “we,” “us” or “our”). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Although we believe the disclosures contained herein are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024. Preparation of consolidated condensed financial statements requires us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature necessary to state fairly our financial position as of December 28, 2024 and the results of operations for the three months ended December 28, 2024 and December 30, 2023. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
Goodwill and Intangible Assets
Goodwill and indefinite life intangible assets are initially recorded at fair value and not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise. Our goodwill and indefinite life intangible assets are evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative test is necessary. If it is determined, based on qualitative factors, the fair value of the reporting unit or indefinite life intangible asset may more likely than not be less than the carrying amount, or if significant changes to macro-economic factors have occurred that could materially impact fair value, a quantitative impairment test would be required. The quantitative test is to identify if a potential impairment exists by comparing the fair value of a reporting unit or indefinite life intangible asset with its carrying amount. If the carrying amount of the reporting unit or indefinite life intangible asset exceeds the fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of goodwill or the indefinite life intangible asset.
Our qualitative assessment for the first quarter of fiscal 2025 did not indicate that it was more likely than not the fair value of any of our reporting units or indefinite life intangible assets was less than the carrying amount, and as such, no quantitative test was deemed necessary. We consider reporting units and indefinite life intangible assets that have 20% or less excess fair value over carrying amount to have a heightened risk of impairment. The following reporting units and indefinite life intangible asset were considered at heightened risk of impairment as of the date of the most recent estimated fair value determination, which was in the fourth quarter of fiscal 2024: our Chicken segment reporting units and our Beef reporting unit with goodwill totaling $3.0 billion and $0.3 billion, respectively, and one Prepared Foods brand with a carrying value of $0.5 billion.
Some of the inherent estimates and assumptions used in determining fair value of the reporting units and indefinite life intangible assets are outside the control of management, including interest rates, cost of capital, tax rates, market EBITDA comparables and credit ratings. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, it could result in material impairments of our goodwill or indefinite life intangible assets.
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
NOTE 2: INVENTORIES
Processed products, livestock and supplies and other are valued at the lower of cost or net realizable value. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, livestock grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories. At December 28, 2024, the cost of inventories was determined by either the first-in, first-out method or the weighted-average method, which is consistent with the methods used at September 28, 2024. Inventories are presented net of lower of cost or net realizable value adjustments of $112 million and $115 million as of December 28, 2024 and September 28, 2024, respectively.
The following table reflects the major components of inventory (in millions):

	December 28, 2024	September 28, 2024
Processed products	$2,775	$2,897
Livestock	1,496	1,460
Supplies and other	843	838
Total inventory	$5,114	$5,195

NOTE 3: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	December 28, 2024	September 28, 2024
Land	$217	$220
Buildings and leasehold improvements	6,978	6,981
Machinery and equipment	11,544	11,457
Land improvements and other	596	600
Buildings and equipment under construction	721	705
	20,056	19,963
Less accumulated depreciation	10,703	10,521
Net Property, Plant and Equipment	$9,353	$9,442
NOTE 4: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	December 28, 2024	September 28, 2024
Accrued salaries, wages and benefits	$654	$912
Taxes payable	300	210
Accrued current legal contingencies	328	349
Other	906	840
Total other current liabilities	$2,188	$2,311
NOTE 5: RESTRUCTURING AND RELATED CHARGES
Network Optimization Plan
In the first quarter of fiscal 2025, the Company initiated a network optimization plan to optimize our global operations. We are reporting on actions approved through the end of the first quarter of fiscal 2025, including the estimated amounts for each major category of costs, as we are currently unable to make an estimate of the cost of the entire network optimization plan. As of December 28, 2024, we expect to incur $93 million of charges related to actions approved to date, which include an estimated $39 million of cash charges and $54 million of non-cash charges. We recognized charges of $73 million in the first quarter of fiscal 2025, which primarily included the closure of two facilities in the Prepared Foods segment, a non-harvesting facility closure in the Beef segment and asset write-offs in the Chicken segment and International/Other. These charges included $29 million that have resulted or will result in cash outflows and $44 million of non-cash. We expect to incur costs related to the network optimization plan over a multi-year period.

The following table reflects pretax expenses related to the network optimization plan in the first quarter of fiscal 2025 (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Total
Cost of Sales:
Severance and related costs	$5	$—	$2	$2	$—	$9
Accelerated depreciation	23	—	—	—	—	23
Asset write-offs	3	—	7	23	5	38
Other	1	—	—	—	—	1
Total Cost of Sales	$32	$—	$9	$25	$5	$71

Selling, General and Administrative:
Severance and related costs	—	—	2	—	—	2
Total Selling, General and Administrative	$—	$—	$2	$—	$—	$2

Total	$32	$—	$11	$25	$5	$73
As of December 28, 2024 there was $36 million of network optimization plan liability.

Plant Closures and Disposals
During the first quarter of fiscal 2024, to optimize asset utilization, the Company approved the closure of two case ready value-added plants in our Beef segment located in Columbia, South Carolina and Jacksonville, Florida. We shifted production to other facilities and ceased operations at both plants during the first quarter of fiscal 2024.
As a result of the plant closures and disposals, we recorded $75 million of charges in the first quarter of fiscal 2024, primarily related to accelerated depreciation, severance, retention and related costs. The charges are reflected in the Consolidated Condensed Statements of Income in Cost of Sales. Included in the results for the first three months of fiscal 2024 are $6 million of charges that have resulted or will result in cash outflows and $69 million of non-cash charges.
The following table reflects our liability related to plant closures as of December 28, 2024 (in millions):

	Balance at September 28, 2024	Plant Closure Charges	Payments	Balance at December 28, 2024
Contract termination	$98	$—	$(8)	$90
Severance and retention	5	—	(3)	2
Total	$103	$—	$(11)	$92
During the first quarter of fiscal 2024, we experienced a fire at a production facility in the Netherlands which is included in International/Other for segment presentation, and subsequently approved the sale of the facility. For the first quarter of fiscal 2024, these charges totaled $26 million, primarily related to property, plant and equipment impairments, inventory write-offs and clean-up costs. The charges are reflected in the Consolidated Condensed Statements of Income in Cost of Sales and, for the first three months of fiscal 2024, included $2 million of charges that resulted in cash outflows and $24 million of non-cash charges.
We continue to strategically evaluate optimization of such items as network capacity, manufacturing efficiencies and business technology. If we have a significant change in strategies, outlook, or a manner in which we plan to use these assets, we may experience future charges.

NOTE 6: DEBT
The major components of debt are as follows (in millions):

	December 28, 2024	September 28, 2024
Revolving credit facility	$—	$—
Commercial paper	—	—
Senior notes:
4.00% Notes due March 2026 (“2026 Notes”)	800	800
3.55% Notes due June 2027	1,350	1,350
7.00% Notes due January 2028	18	18
4.35% Notes due March 2029 (“2029 Notes”)	1,000	1,000
5.40% Notes due March 2029 ("5.40% 2029 Notes")	600	600
6.13% Notes due November 2032	157	157
5.70% Notes due March 2034 ("5.70% 2034 Notes")	900	900
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	500	500
4.55% Notes due June 2047	750	750
5.10% Notes due September 2048 (“2048 Notes”)	1,500	1,500
Discount on senior notes	(36)	(36)
Term loans:
Term loan facility due May 2026 (5.72% at December 28, 2024)	750	750
Term loan facility due May 2028 (6.30% at December 28, 2024)	750	750
Finance Leases	144	126
Other	168	168
Unamortized debt issuance costs	(45)	(46)
Total debt	9,806	9,787
Less current debt	95	74
Total long-term debt	$9,711	$9,713
Revolving Credit Facility and Letters of Credit
We have a $2.25 billion revolving credit facility that supports short-term funding needs and serves as a backstop to our commercial paper program. The facility will mature and the commitments thereunder will terminate in September 2026 with options for two one-year extensions. At December 28, 2024, amounts available for borrowing under this facility totaled $2.25 billion and we had no outstanding borrowings and no outstanding letters of credit issued under this facility. At December 28, 2024 we had $86 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs and other legal obligations. In the future, if any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility.
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured short-term promissory notes up to an aggregate maximum principal amount of $1.5 billion. As of December 28, 2024, we had no commercial paper outstanding. Our ability to access commercial paper in the future may be limited or its costs increased.
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

Term Loan Facilities
We have a $750 million term loan facility that matures in May 2026 and a $750 million term loan facility that matures in May 2028. In the first quarter of fiscal 2024, we borrowed the full $750 million available under the loan facility that matures in May 2028 and used it to repay $592 million of outstanding commercial paper obligations. Both term loans may be prepaid under certain conditions and contain covenants that are similar to those contained in the revolving credit facility. On January 29, 2025, subsequent to the end of our first quarter of fiscal 2025, we repaid the $750 million term loan that matures in May 2026 using cash on hand.
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
We were in compliance with all debt covenants at December 28, 2024.
NOTE 7: EQUITY
Share Repurchases
As of December 28, 2024, 7.3 million shares remained available for repurchase under the Company's share repurchase program. The program has no fixed or scheduled termination date, and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans. A summary of share repurchases of our Class A stock is as follows (in millions):

	Three Months Ended
	December 28, 2024		December 30, 2023
	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	—	$—	—	$—
To fund certain obligations under equity compensation plans	0.3	15	0.3	13
Total share repurchases	0.3	$15	0.3	$13
NOTE 8: INCOME TAXES
Our effective tax rate was 23.5% and 29.4% for the first quarter of fiscal 2025 and 2024, respectively. The effective tax rates for the first quarter of fiscal 2025 and 2024 are higher than the federal statutory tax rate primarily due to state taxes and net unfavorable permanent book-to-tax differences, partially offset by various tax benefits. Additionally, the effective tax rate for the first quarter of fiscal 2025 was decreased by the release of a $9 million valuation allowance on losses related to a production facility fire in the Netherlands and our subsequent decision to sell the facility. The release of the valuation allowance was due to newly enacted tax legislation in the Netherlands.
Unrecognized tax benefits were $154 million and $151 million at December 28, 2024 and September 28, 2024, respectively.
In December 2021, we received an assessment from the Mexican tax authorities related to the 2015 sale of our direct and indirect equity interests in subsidiaries which held our Mexico operations. The assessment totals approximately $448 million (9.0 billion Mexican pesos), which includes tax, inflation adjustment, interest and penalties. We believe the assertions made in the assessment letter have no merit and will defend our positions through the Mexican administrative appeal process and litigation, if necessary. Based on our analysis of this assessment in accordance with FASB guidance related to unrecognized tax benefits, we have not recorded a liability related to the issue.

NOTE 9: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended
	December 28, 2024	December 30, 2023
Numerator:
Net income	$366	$114
Less: Net income attributable to noncontrolling interests	7	7
Net income attributable to Tyson	359	107
Less dividends declared:
Class A	146	143
Class B	32	31
Undistributed earnings (losses)	$181	$(67)

Class A undistributed earnings (losses)	$148	$(55)
Class B undistributed earnings (losses)	33	(12)
Total undistributed earnings (losses)	$181	$(67)

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	285	284
Class B weighted average shares	70	70

Denominator for diluted earnings per share:
Class A weighted average shares	285	284
Class B weighted average shares under the if-converted method for diluted earnings per share	70	70
Effect of dilutive securities: Stock options, restricted stock and performance units	2	1
Denominator for diluted earnings per share – weighted average shares and assumed conversions	357	355

Net income per share attributable to Tyson:
Class A basic	$1.03	$0.31
Class B basic	$0.93	$0.28
Diluted	$1.01	$0.30
Dividends Declared Per Share:
Class A	$0.510	$0.500
Class B	$0.459	$0.450
Approximately 5 million and 7 million of our stock-based compensation shares were antidilutive for the three months ended December 28, 2024 and December 30, 2023, respectively. These shares were not included in the diluted earnings per share calculation.
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

NOTE 10: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs and risks are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize various industry-standard models that take into account the implicit cost of hedging. Credit risks associated with our derivative contracts are not significant as we minimize counterparty exposure by dealing with credit-worthy counterparties and utilizing exchange traded instruments, margin accounts or letters of credit. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at December 28, 2024.
We had the following net aggregated outstanding notional amounts related to our derivative financial instruments:

in millions, except soybean meal tons	Metric	December 28, 2024	September 28, 2024
Commodity:
Corn	Bushels	87	29
Soybean Meal	Tons	1,222,400	623,400
Live Cattle	Pounds	164	136
Lean Hogs	Pounds	363	351
Foreign Currency	United States dollar	$215	$245
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
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes as well as interest rates to our variable rate debt. For the derivative instruments we designate and qualify as a cash flow hedge, the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Based on market prices as of December 28, 2024, we have net pretax losses of $5 million for our commodity contracts, which are expected to be reclassified into earnings within the next twelve months. Additionally, we have $10 million of realized losses related to treasury rate locks in connection with the issuance of the 2026, 2029 and 2048 Notes, which will be reclassified to earnings over the lives of these notes. During the three months ended December 28, 2024 and December 30, 2023, we did not reclassify significant pretax gains or losses into earnings as a result of the discontinuance of cash flow hedges. The following table sets forth the pretax impact of cash flow hedge derivative instruments recognized in Other Comprehensive Income (in millions):

	Three Months Ended
Gain (Loss) Recognized in OCI on Derivatives	December 28, 2024	December 30, 2023
Cash flow hedge - derivatives designated as hedging instruments:
Commodity contracts	$(8)	$—
Fair Value Hedges
We designate certain derivative contracts as fair value hedges of firm commitments to purchase livestock for harvest. Our objective of these hedges is to minimize the risk of changes in fair value created by fluctuations in commodity prices associated with fixed price livestock firm commitments. For these derivative instruments we designate and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the same period. We include the gain or loss on the hedged items (e.g., livestock purchase firm commitments) in the same line item, Cost of Sales, as the offsetting gain or loss on the related livestock forward position. Ineffectiveness related to fair value hedges was not significant for the three months ended December 28, 2024, and December 30, 2023. The following table sets forth the carrying amount of fair value hedge (assets) liabilities as of December 28, 2024 and September 28, 2024 (in millions):

Consolidated Condensed Balance Sheets Classification	December 28, 2024	September 28, 2024
Inventory	$16	$(3)

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
Reclassification to Earnings
The following table sets forth the total amounts of each income and expense line item presented in the Consolidated Condensed Statements of Income in which the effects of hedges are recorded (in millions):

Consolidated Condensed Statements of Income Classification	Three Months Ended
	December 28, 2024	December 30, 2023
Cost of Sales	$12,528	$12,496
Interest Expense	120	105
Other, net	7	(25)
The following table sets forth the pretax impact of the cash flow, fair value and undesignated derivative instruments in the Consolidated Condensed Statements of Income (in millions):

Consolidated Condensed Statements of Income Classification		Three Months Ended
		December 28, 2024	December 30, 2023
Cost of Sales	Gain (Loss) on cash flow hedges reclassified from OCI to earnings:
	Commodity contracts	$(11)	$—
	Gain (Loss) on fair value hedges:
	Commodity contracts (a)	(4)	(1)
	Gain (Loss) on derivatives not designated as hedging instruments:
	Commodity contracts	8	(4)
Total		$(7)	$(5)

Interest Expense	Gain (Loss) on cash flow hedges reclassified from OCI to earnings:
	Interest rate contracts	$(1)	$—

Other, net	Gain (Loss) on derivatives not designated as hedging instruments:
	Foreign exchange contracts	$8	$5
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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

December 28, 2024	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$10	$—	$(1)	$9
Undesignated	—	75	—	(5)	70
Available-for-sale securities (current)	—	1	—	—	1
Other Assets:
Available-for-sale securities (non-current)	—	84	25	—	109
Deferred compensation assets	26	452	—	—	478
Total assets	$26	$622	$25	$(6)	$667

Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$31	$—	$(31)	$—
Undesignated	—	38	—	(30)	8
Total liabilities	$—	$69	$—	$(61)	$8

September 28, 2024	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$15	$—	$(2)	$13
Undesignated	—	79	—	2	81
Available-for-sale securities (current)	—	10	—	—	10
Other Assets:
Available-for-sale securities (non-current)	—	75	28	—	103
Deferred compensation assets	22	461	—	—	483
Total assets	$22	$640	$28	$—	$690

Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$19	$—	$(19)	$—
Undesignated	—	71	—	(35)	36
Total liabilities	$—	$90	$—	$(54)	$36
(a) Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. Additionally, at December 28, 2024, and September 28, 2024, we had $55 million and $54 million, respectively, of net cash collateral with various counterparties where master netting arrangements exist and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Three Months Ended
	December 28, 2024	December 30, 2023
Balance at beginning of year	$28	$30
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	—	—
Purchases	—	1
Issuances	—	—
Settlements	(3)	(1)
Balance at end of period	$25	$30
Total gains (losses) for the three month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—
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
The following table sets forth our available-for-sale securities’ amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	December 28, 2024			September 28, 2024
	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)
Available-for-sale securities:
Debt securities:
U.S. treasury and agency	$88	$85	$(3)	$86	$85	$(1)
Corporate and asset-backed	25	25	—	28	28	—
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

We consider many factors in determining whether a loss is credit-related, including the financial condition and near-term prospects of the issuer, borrower repayment characteristics for asset-backed securities, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no direct write-offs or allowances for credit losses in earnings for the three months ended December 28, 2024, and December 30, 2023.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges and, with respect to our equity investments without readily determinable fair values, recorded by applying the measurement alternative for which such investments are recorded at cost and adjusted for an observable price change in an orderly transaction for an identical or similar investment of the same issuer. We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three months ended December 28, 2024 and December 30, 2023.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	December 28, 2024		September 28, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total debt	$9,497	$9,806	$9,638	$9,787
NOTE 12: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after-tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended
	December 28, 2024			December 30, 2023
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to interest expense	$1	$—	$1	$—	$—	$—
(Gain) loss reclassified to cost of sales	11	(3)	8	—	—	—
Unrealized gain (loss)	(8)	2	(6)	—	—	—

Investments:
Unrealized gain (loss)	(2)	—	(2)	2	—	2

Currency translation:
Translation adjustment(a)	(112)	4	(108)	59	(1)	58
Translation loss reclassified to cost of sales	3	—	3	—	—	—

Postretirement benefits:
Unrealized gain (loss)	—	—	—	4	(1)	3
Total other comprehensive income (loss)	$(107)	$3	$(104)	$65	$(2)	$63
(a) Before and after tax translation adjustment for the three months ended December 28, 2024 and December 30, 2023 included $(7) million and $8 million of Comprehensive Income (Loss) Attributable to Noncontrolling Interests, respectively.
NOTE 13: SEGMENT REPORTING
We operate in four reportable segments: Beef, Pork, Chicken, and Prepared Foods. We measure segment profit as operating income (loss). International/Other primarily includes our foreign operations in China, Malaysia, Mexico, South Korea, Thailand and the Kingdom of Saudi Arabia, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC.

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
Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended
	December 28, 2024	December 30, 2023
Sales:
Beef	$5,335	$5,023
Pork	1,617	1,517
Chicken	4,065	4,033
Prepared Foods	2,473	2,543
International/Other	584	582
Intersegment	(451)	(379)
Total Sales	$13,623	$13,319

	Three Months Ended
	December 28, 2024	December 30, 2023
Operating Income (Loss):
Beef(a)	$(64)	$(206)
Pork(b)	59	39
Chicken(c)	351	177
Prepared Foods(d)	209	243
International/Other(e)	25	(22)
Total Operating Income (Loss)	580	231

Total Other (Income) Expense	102	70

Income before Income Taxes	$478	$161
(a) Beef segment results for the three months ended December 28, 2024 included $32 million in network optimization plan charges, recognized in Cost of Sales. Additionally, Beef segment results for the three months ended December 30, 2023 included $40 million of costs related to plant closures and disposals and a $45 million legal contingency accrual, recognized in Cost of Sales.
(b) Pork segment results for the three months ended December 30, 2023 included a $28 million legal contingency accrual, recognized in Cost of Sales.
(c) Chicken segment results for the three months ended December 28, 2024 included $6 million of brand discontinuation charges, recognized in Selling, General and Administrative. Additionally, Chicken segment results for the three months ended December 28, 2024 included network optimization plan charges of $9 million and $2 million, recognized in Cost of Sales and Selling, General and Administrative, respectively. Chicken segment results for the three months ended December 30, 2023 included insurance proceeds, net of costs incurred, of $24 million and costs related to plant closures and disposals of $35 million, recognized in Cost of Sales.
(d) Prepared Foods segment results for the three months ended December 28, 2024 included $25 million in network optimization plan charges, recognized in Cost of Sales. Prepared Foods segment results for the three months ended December 30, 2023 included restructuring and related charges of $1 million and $20 million, recognized in Cost of Sales and Selling, General and Administrative, respectively.
(e) International/Other results for the three months ended December 28, 2024 included $5 million in network optimization plan charges, recognized in Cost of Sales. International/Other results for the three months ended December 30, 2023 included $26 million of costs related to a fire at our production facility in the Netherlands and subsequent decision to sell, recognized in Cost of Sales.
The following tables further disaggregate our sales to customers by major distribution channels (in millions):

	Three months ended December 28, 2024
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Total External Customers	Intersegment	Total
Beef	$2,657	$1,366	$655	$549	$5,227	$108	$5,335
Pork	553	126	331	285	1,295	322	1,617
Chicken	1,658	1,652	269	465	4,044	21	4,065
Prepared Foods	1,472	894	57	50	2,473	—	2,473
International/Other	—	—	584	—	584	—	584
Intersegment	—	—	—	—	—	(451)	(451)
Total	$6,340	$4,038	$1,896	$1,349	$13,623	$—	$13,623

	Three months ended December 30, 2023
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Total External Customers	Intersegment	Total
Beef	$2,397	$1,315	$632	$578	$4,922	$101	$5,023
Pork	483	117	353	305	1,258	259	1,517
Chicken	1,713	1,607	217	477	4,014	19	4,033
Prepared Foods	1,488	961	59	35	2,543	—	2,543
International/Other	—	—	582	—	582	—	582
Intersegment	—	—	—	—	—	(379)	(379)
Total	$6,081	$4,000	$1,843	$1,395	$13,319	$—	$13,319
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
NOTE 14: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of grower loans, which are substantially collateralized by the underlying assets. The remaining terms of the underlying obligations cover periods up to 7 years, and the maximum potential amount of future payments as of December 28, 2024, was not significant. The likelihood of material payments under these guarantees is not considered probable. At December 28, 2024 and September 28, 2024, no significant liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum commitment associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum commitment as of December 28, 2024 was approximately $235 million. The total receivables under these programs were $12 million and $14 million at December 28, 2024 and September 28, 2024, respectively. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Condensed Balance Sheets.
When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. These funds are generally considered restricted cash, which is reported in the Consolidated Condensed Balance Sheets in Other Assets. We had no deposits at December 28, 2024 and September 28, 2024. Additionally, under certain agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At December 28, 2024, the total amount under these types of arrangements totaled $852 million.
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
Certain putative class members chose to opt out of the classes and pursue individual claims against the Company and other defendants in the United States District Court for the Northern District of Illinois. The operative complaints allege that beginning in January 2008, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of broiler chickens and that the defendants manipulated and artificially inflated the Georgia Dock price index. The plaintiffs further allege that the defendants concealed this conduct from the plaintiffs and the members of the putative classes. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees under the United States antitrust laws and various state unfair competition laws, consumer protection laws, and unjust enrichment common laws.
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
During the three months ended December 28, 2024 and December 30, 2023 the Company did not record any contingency accruals for claims related to these matters. Additionally, during the first quarter of fiscal 2025 and 2024, the Company reduced its total recorded legal contingency accrual by $21 million and $15 million, respectively, for amounts it had paid related to these matters. At December 28, 2024 and September 28, 2024, the legal contingency accrual for claims related to the Broiler Antitrust Civil Litigation matters described above was $65 million and $86 million, respectively. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time.

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
The Offices of the Attorney General in New Mexico and Alaska have filed complaints against us and certain of our pork subsidiaries, as well as several other pork processing companies and Agri Stats. The complaints are based on allegations similar to those asserted in the Pork Antitrust Civil Litigation and allege violations of state antitrust, unfair trade practice, and unjust enrichment laws based on allegations of conspiracies to exchange information and manipulate the supply of pork. On October 18, 2024, we reached a settlement with the State of Alaska to resolve all claims made against the Company for an immaterial amount. The court approved the settlement on January 7, 2025. While the Company believes it has meritorious defenses to the claims that have been made, we believe that this settlement is in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation.
In the third quarter of fiscal 2024, we filed and joined motions for summary judgment that, if successful, would dispose of all claims against us brought by all the plaintiffs in the Pork Antitrust Civil Litigation. While we believe we have strong summary judgment arguments, as well as other valid and meritorious defenses to the claims that have been made in the Pork Antitrust Civil Litigation and the related Attorney General matters, we are exploring the possibility of entering into settlements as a way to avoid the uncertainty, risk, expense and distraction of protracted litigation. At December 28, 2024 and September 28, 2024, the legal contingency accrual for claims related to the Pork Antitrust Civil Litigation matter described above was $45 million. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time.

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
Wage Rate Litigation and Related Matters
Poultry. On August 30, 2019, a putative class of non-supervisory production and maintenance employees at chicken processing plants in the continental United States filed class action complaints against us and certain of our subsidiaries, as well as several other poultry processing companies, in the United States District Court for the District of Maryland. The plaintiffs allege that the defendants directly and through a wage survey and benchmarking service exchanged information regarding labor rates in an effort to depress and fix the rates of wages for non-supervisory production and maintenance workers in violation of federal antitrust laws. Additional lawsuits making similar allegations were consolidated including an amended consolidated complaint containing additional allegations concerning turkey processing plants naming additional defendants. On May 10, 2024 and June 3, 2024, the Company participated in mediation with the putative class plaintiffs. Following the mediation, on June 14, 2024, the Company reached an agreement in principle with the putative class plaintiffs to settle all claims in the case for an aggregate amount of $115.5 million. At December 28, 2024 and September 28, 2024, the legal contingency accrual for claims related to the Poultry wage rate litigation matter described above was $116 million. This settlement remains subject to court approval. If the court grants final approval to the settlement, it will completely resolve all claims made against the Company in this matter. While we believe we have valid and meritorious defenses against the allegations, we believe that the proposed settlement is in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time.
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

On December 22, 2023, after a mediation between the parties, the Company and the putative class plaintiffs reached an in-principle agreement to settle. While we believe we have valid and meritorious defenses against the allegations, we believe that the proposed settlement is in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation. Under the terms of the settlement, the Company agreed to pay the putative class an aggregate amount of $72.5 million to completely resolve all claims made against the Company in this matter. The court approved the settlement on January 15, 2025. During the first quarter of fiscal 2024, the Company recorded an accrual for the $72.5 million settlement which remained accrued as of December 28, 2024 and September 28, 2024. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time.
Other Matters
Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (“NLRC”) from 1998 through July 1999. The complaint was filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines in 1995 by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In late 2004, a labor arbiter ruled against the respondents and awarded the complainants approximately $60 million in damages and fees. From 2004 through 2014, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. On December 15, 2016, we learned that the NLRC rendered its decision on November 29, 2016, regarding the respondents’ appeals from the labor arbiter’s 2004 ruling in favor of the complainants. The NLRC increased the award for 4,922 of the total 5,984 complainants to approximately $256 million. However, the NLRC approved a prior settlement reached with the group comprising approximately 18% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company agreed to pay each settling complainant approximately $1,200. The parties filed numerous appeals, motions for reconsideration and petitions for review related to the NLRC award and settlement payment. The Court of Appeals of the Philippines subsequently vacated the NLRC’s award on April 12, 2018. Complainants filed motions for reconsideration with the Court of Appeals which were denied. Claimants have since filed petitions for writ of certiorari with the Supreme Court of the Philippines, which have been accepted. The Company continues to maintain an accrual in an immaterial amount for estimated probable losses for this matter in the Company’s Consolidated Financial Statements. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time.
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
The following discussion provides an analysis of the Company’s financial condition, cash flows and results of operations from management’s perspective and should be read in conjunction with the consolidated condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and within the Company’s Annual Report on Form 10-K filed for the fiscal year ended September 28, 2024. Our objective is to also provide discussion of events and uncertainties known to management that are reasonably likely to cause reported financial information not to be indicative of future operating results or of future financial condition and to offer information that provides understanding of our financial condition, cash flows and results of operations.
RESULTS OF OPERATIONS
Description of the Company
We are a world-class food company and recognized leader in protein. Founded in 1935 by John W. Tyson, it has grown under four generations of family leadership. The Company is unified by this purpose: Tyson Foods. We Feed the World Like FamilyTM and has a broad portfolio of iconic products and brands including Tyson®, Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, State Fair®, Aidells® and ibp®. Tyson Foods is dedicated to bringing high-quality food to every table in the world, safely, sustainably, and affordably, now and for future generations. Some of the key factors influencing our business are customer demand for our products; the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace; accessibility of international markets; market prices for our products; the cost and availability of live cattle and hogs, raw materials and feed ingredients; availability of team members to operate our production facilities; and operating efficiencies of our facilities.
We operate in four reportable segments: Beef, Pork, Chicken, and Prepared Foods. We measure segment profit as operating income (loss). International/Other primarily includes our foreign operations in China, Malaysia, Mexico, South Korea, Thailand and the Kingdom of Saudi Arabia, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC.

Overview
General
Sales increased $304 million in the first quarter of fiscal 2025 driven by increased sales in our Beef, Pork and Chicken segments, partially offset by decreased sales in our Prepared Foods segment. Operating income of $580 million for the first quarter of fiscal 2025 was up 151% as we experienced higher operating income in our Beef, Pork and Chicken segments, partially offset by lower operating income in our Prepared Foods segment. In the first quarter of fiscal 2025, our operating income was impacted by $73 million in network optimization plan charges and $6 million in brand discontinuation charges. In the first quarter of fiscal 2024, our operating income was impacted by $75 million in plant closures and disposal charges, $73 million in legal contingency accruals, $30 million of restructuring and related charges, $26 million related to a production facility fire in the Netherlands and our subsequent decision to sell the facility, and benefited from $24 million of production facility fire insurance proceeds, net of costs incurred, related to a production facility fire in the fourth quarter of fiscal 2021.
Market Environment
According to the United States Department of Agriculture, domestic protein production (beef, pork, chicken and turkey) increased approximately 1% in the first quarter of fiscal 2025 as compared to the same period in fiscal 2024. The Beef segment continued to experience limited supply of market-ready cattle in the first quarter of fiscal 2025 as well as increased cattle costs. Additionally, uncertainty exists regarding the timing of the anticipated cattle herd rebuilding. The Pork segment experienced sufficient supply of market-ready hogs and increased hog costs. The Chicken segment experienced reduced feed ingredient costs. The Prepared Foods segment is currently experiencing increased raw material costs primarily due to higher meat costs.
Margins
Our total operating margin was 4.3% in the first quarter of fiscal 2025. Operating margins by segment were as follows:
•Beef – (1.2)%
•Pork – 3.6%
•Chicken – 8.6%
•Prepared Foods – 8.5%
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
In the first quarter of fiscal 2025, the Company initiated a network optimization plan to optimize our global operations and logistics network. As of December 28, 2024, we expect to incur $93 million of charges related to actions approved to date, which include an estimated $39 million of cash charges and $54 million of non-cash charges. We recognized charges of $73 million in the first quarter of fiscal 2025, which included $29 million of charges that have resulted or will result in cash outflows and $44 million of non-cash charges. We expect to incur costs related to the network optimization plan over a multi-year period. For further description refer to Part I, Item I, Notes to the Consolidated Condensed Financial Statements, Note 5: Restructuring and Related Charges.
Summary of Results
Sales

in millions	Three Months Ended
	December 28, 2024	December 30, 2023
Sales	$13,623	$13,319
Change in sales volume	1.6%
Change in average sales price	0.7%
Sales growth	2.3%
First quarter – Fiscal 2025 vs Fiscal 2024
•Sales Volume – Sales were positively impacted by an increase in sales volume, which accounted for a $208 million increase in sales driven by increased sales volume in our Beef and Chicken segments, partially offset by decreased sales volume in our Pork and Prepared Foods segments.
•Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $96 million, driven by increased pricing in our Beef, Pork and Prepared Foods segments, partially offset by lower average sales prices in our Chicken segment.

Cost of Sales

in millions	Three Months Ended
	December 28, 2024	December 30, 2023
Cost of sales	$12,528	$12,496
Gross profit	1,095	823
Cost of sales as a percentage of sales	92.0%	93.8%
First quarter – Fiscal 2025 vs Fiscal 2024
•Cost of sales increased $32 million. Higher sales volume increased cost of sales by $195 million while lower input cost per pound decreased cost of sales by $163 million.
•The $163 million impact of lower input cost per pound was impacted by:
•Decrease of approximately $155 million in our Chicken segment related to decreased feed ingredient costs.
•Decrease of $75 million due to plant closures and disposal charges.
•Decrease of $73 million related to the recognition of legal contingency accruals in our Beef and Pork segments.
•Decrease in freight and transportation costs of approximately $40 million.
•Decrease of $26 million in International/Other from costs related to a production facility fire in in the Netherlands and the subsequent decision to sell the facility.
•Increase of $24 million in our Chicken segment from reduced insurance proceeds, net of costs, related to a production facility fire in the fourth quarter of fiscal 2021.
•Increase in raw material and other input costs of approximately $80 million in our Prepared Foods segment.
•Increase of $71 million related to network optimization plan charges.
•Increase in cattle costs of approximately $40 million in our Beef segment.
•Increase in hog costs of approximately $60 million in our Pork segment.
•Remaining increase in costs across all of our segments primarily driven by net impacts on average cost per pound from mix changes.
Selling, General and Administrative

in millions	Three Months Ended
	December 28, 2024	December 30, 2023
Selling, general and administrative expense	$515	$592
As a percentage of sales	3.8%	4.4%
First quarter – Fiscal 2025 vs Fiscal 2024
•Decrease of $77 million in selling, general and administrative was primarily driven by:
•Decrease of $27 million in restructuring and related costs.
•Decrease of $23 million in marketing, advertising and promotion expenses.
•Decrease of $18 million in employee costs.
•Decrease of $7 million in donations.
Interest (Income) Expense

in millions	Three Months Ended
	December 28, 2024	December 30, 2023
Interest income	$(25)	$(10)
Interest expense	120	105
First quarter – Fiscal 2025 vs Fiscal 2024
•The increase in interest income for the three months ended December 28, 2024 was primarily due to higher cash and cash equivalents held.
•The increase in interest expense for the three months ended December 28, 2024 was primarily due to interest expense related to our 5.40% 2029 Notes and 5.70% 2034 Notes.

Other (Income) Expense, net

in millions	Three Months Ended
	December 28, 2024	December 30, 2023
Total other (income) expense, net	$7	$(25)
First quarter – Fiscal 2025
•Included $24 million of foreign exchange losses, partially offset by $12 million of joint venture earnings and $7 million of production facilities fire insurance proceeds.
First quarter – Fiscal 2024
•Included $19 million of foreign exchange gains and $10 million related to an amendment of a postretirement benefit plan.
Effective Tax Rate

Three Months Ended
December 28, 2024	December 30, 2023
23.5%	29.4%
First quarter – Fiscal 2025 vs Fiscal 2024
•The effective tax rates for both periods were increased by state taxes and net unfavorable permanent book-to-tax differences, partially offset by various tax benefits; however, the relatively lower level of pretax income in the first quarter of fiscal 2024 resulted in a higher effective tax rate compared to the first quarter of fiscal 2025. Additionally, the effective tax rate for the first quarter of fiscal 2025 was decreased by the release of a $9 million valuation allowance on certain losses in the Netherlands due to newly enacted tax legislation.
Net Income Attributable to Tyson

in millions, except per share data	Three Months Ended
	December 28, 2024	December 30, 2023
Net income attributable to Tyson	$359	$107
Net income attributable to Tyson – per diluted share	1.01	0.30
First quarter – Fiscal 2025 – Net income attributable to Tyson included the following items:
•$73 million pretax, or ($0.16) per diluted share, related to network optimization plan charges.
•$6 million pretax, or ($0.01) per diluted share, of brand discontinuation charges.
•$7 million pretax, or $0.01 per diluted share, of production facilities fire insurance proceeds, net of costs incurred.
•$9 million post tax, or $0.03 per diluted share, of benefit due to newly enacted tax legislation that resulted in the release of a valuation allowance on losses related to a production facility fire in the Netherlands and our subsequent decision to sell the facility.
First quarter – Fiscal 2024 – Net income attributable to Tyson included the following items:
•$75 million pretax, or ($0.16) per diluted share, of plant closures and disposal charges.
•$73 million pretax, or ($0.16) per diluted share, related to the recognition of a legal contingency accrual.
•$30 million pretax, or ($0.06) per diluted share, of restructuring and related charges.
•$26 million pretax, or ($0.07) per diluted share, of charges related to a production facility fire in the Netherlands and our subsequent decision to sell the facility.
•$27 million pretax, or $0.06 per diluted share, of production facilities fire insurance proceeds, net of costs incurred.

Segment Results
We operate in four segments: Beef, Pork, Chicken, and Prepared Foods. The following table is a summary of sales and operating income (loss), which is how we measure segment profit.

in millions	Sales
	Three Months Ended
	December 28, 2024	December 30, 2023
Beef	$5,335	$5,023
Pork	1,617	1,517
Chicken	4,065	4,033
Prepared Foods	2,473	2,543
International/Other	584	582
Intersegment sales	(451)	(379)
Total	$13,623	$13,319

in millions	Operating Income (Loss)
	Three Months Ended
	December 28, 2024	December 30, 2023
Beef(a)	$(64)	$(206)
Pork(b)	59	39
Chicken(c)	351	177
Prepared Foods(d)	209	243
International/Other(e)	25	(22)
Total	$580	$231
(a) Beef segment results for the three months ended December 28, 2024 included $32 million of network optimization plan charges. Beef segment results for the three months ended December 30, 2023 included a $45 million legal contingency accrual and $40 million of plant closures and disposal charges.
(b) Pork segment results for the three months ended December 30, 2023 included a $28 million legal contingency accrual.
(c) Chicken segment results for the three months ended December 28, 2024 included $11 million of network optimization plan charges and $6 million of brand discontinuation charges. Chicken segment results for the three months ended December 30, 2023 included $35 million of plant closures and disposal charges and $24 million of insurance proceeds, net of costs incurred.
(d) Prepared Foods segment results for the three months ended December 28, 2024 included $25 million of network optimization plan charges. Prepared Foods segment results for the three months ended December 30, 2023 included $21 million of restructuring and related charges.
(e) International/Other results for the three months ended December 28, 2024 included $5 million of network optimization plan charges. International/Other results for the three months ended December 30, 2023 included $26 million of costs, net of insurance proceeds, related to a fire at our production facility in the Netherlands and subsequent decision to sell.
Beef Segment Results

in millions	Three Months Ended
	December 28, 2024	December 30, 2023	Change
Sales	$5,335	$5,023	$312
Sales volume change			5.6%
Average sales price change			0.6%
Operating income (loss)	$(64)	$(206)	$142
Operating margin	(1.2)%	(4.1)%
First quarter – Fiscal 2025 vs Fiscal 2024
•Sales Volume - Sales volume increased due to higher average carcass weights and increased head harvested.
•Average Sales Price - Average sales price increased primarily due to increased input costs and strong demand.
•Operating Income (Loss) - Beef margins remained compressed, but operating income increased due to improved operational execution, lapping of a $56 million inventory lower of cost or net realizable value adjustment, plant closure and disposal charges and recognition of a legal contingency accrual in the first quarter of fiscal 2024, partially offset by network optimization plan charges in the first quarter of fiscal 2025.

Pork Segment Results

in millions	Three Months Ended
	December 28, 2024	December 30, 2023	Change
Sales	$1,617	$1,517	$100
Sales volume change			(0.4)%
Average sales price change			7.0%
Operating income	$59	$39	$20
Operating margin	3.6%	2.6%
First quarter – Fiscal 2025 vs Fiscal 2024
•Sales Volume - Sales volume decreased slightly as production decreases associated with a plant closure in 2024 were partly offset by production increases at other facilities and higher average carcass weights.
•Average Sales Price - Average sales price increased as demand for our pork products remained strong.
•Operating Income - Operating income increased due to lower operating costs and the recognition of a legal contingency accrual in the first quarter of fiscal 2024, partially offset by compressed spreads.
Chicken Segment Results

in millions	Three Months Ended
	December 28, 2024	December 30, 2023	Change
Sales	$4,065	$4,033	$32
Sales volume change			1.5%
Average sales price change			(0.7)%
Operating income	$351	$177	$174
Operating margin	8.6%	4.4%
First quarter – Fiscal 2025 vs Fiscal 2024
•Sales Volume - Sales volume increased primarily due to improved foodservice and export channels partially offset by a reduction in the retail channel.
•Average Sales Price - Average sales price decreased due to the impact of lower input costs.
•Operating Income - Operating income increased driven by operational execution, improved volumes and $155 million of net decreases in feed ingredient costs which was partially offset by associated decreases in average sales price. Additionally, we experienced reduced insurance proceeds, net of costs and lower plant closures and disposal charges, partially offset by network optimization plan charges.
Prepared Foods Segment Results

in millions	Three Months Ended
	December 28, 2024	December 30, 2023	Change
Sales	$2,473	$2,543	$(70)
Sales volume change			(3.2)%
Average sales price change			0.4%
Operating income	$209	$243	$(34)
Operating margin	8.5%	9.6%
First quarter – Fiscal 2025 vs Fiscal 2024
•Sales Volume – Sales volume decreased due to a challenging consumer environment primarily impacting our retail channel.
•Average Sales Price – Average sales price increased slightly.
•Operating Income – Operating income decreased as increased raw material costs were partially offset by reduced marketing, advertising and promotional spend. Additionally, operating income was impacted by network optimization plan charges and restructuring and related charges in the first quarter of fiscal 2025 and fiscal 2024, respectively.

International/Other Results

in millions	Three Months Ended
	December 28, 2024	December 30, 2023	Change
Sales	$584	$582	$2
Operating income (loss)	25	(22)	47
First quarter – Fiscal 2025 vs Fiscal 2024
•Sales – Sales were relatively flat as increased volumes were mostly offset by foreign exchange translation impacts.
•Operating Income (Loss) – Operating income increased primarily due to improved performance and lapping the impacts of a production facility fire in the first quarter of fiscal 2024 and the subsequent decision to sell the facility.
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
Cash Flows from Operating Activities

in millions	Three Months Ended
	December 28, 2024	December 30, 2023
Net income	$366	$114
Non-cash items in net income	424	488
Net changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	88	220
(Increase) decrease in inventories	57	178
Increase (decrease) in accounts payable	161	41
Increase (decrease) in income taxes payable/receivable	100	51
Net changes in other operating assets and liabilities	(165)	208
Net cash provided by operating activities	$1,031	$1,300
•Non-cash items in net income primarily included depreciation and amortization of $348 million and $373 million for the three months ended December 28, 2024 and December 30, 2023, respectively.
•Cash provided by operating activities for the first three months of fiscal 2025 was $1.0 billion, a decrease of $269 million compared to the first three months of fiscal 2024, as the $188 million of higher earnings, net of non-cash items, was more than offset by a $457 million decrease in cash provided by the net changes in operating assets and liabilities which was primarily impacted by:
•A decrease of $373 million due to a decrease of $165 million in the net changes in other operating assets and liabilities in the first three months of fiscal 2025, compared to an increase of $208 million in fiscal 2024, primarily driven by an increase in performance-based compensation payouts.
•A decrease of $121 million due to a decrease in inventory of $57 million in the first three months of fiscal 2025, compared to a decrease of $178 million in the first three months of fiscal 2024, as the average value of inventory decreased less during the first three months of fiscal 2025 than the first three months of fiscal 2024.
•A decrease of $132 million due to a decrease in accounts receivable of $88 million in the first three months of fiscal 2025, compared to a decrease of $220 million in the first three months of fiscal 2024 as days sales outstanding decreased less during the first three months of fiscal 2025 than the first three months of fiscal 2024.
•Partially offset by:
•An increase of $120 million due to an increase in accounts payable of $161 million during the first three months of fiscal 2025, compared to an increase of $41 million in the first three months of fiscal 2024, primarily due to an increase in days payables outstanding and higher input costs.

Cash Flows from Investing Activities

in millions	Three Months Ended
	December 28, 2024	December 30, 2023
Additions to property, plant and equipment	$(271)	$(354)
Proceeds from sale of (purchases of) marketable securities, net	1	(1)
Acquisition of equity investments	(2)	(26)
Other, net	39	3
Net cash used for investing activities	$(233)	$(378)
•Additions to property, plant and equipment included spending for production growth, safety and animal well-being, new equipment, infrastructure replacements and upgrades to maintain competitive standing and position us for future opportunities.
•We expect capital expenditures between $1 billion and $1.2 billion for fiscal 2025. Capital expenditures include investments in profit improvement projects as well as projects for maintenance and repair. This includes completion of capacity expansion projects as well as new equipment, automation technology and processes for product innovation.
Cash Flows from Financing Activities

in millions	Three Months Ended
	December 28, 2024	December 30, 2023
Proceeds from issuance of debt	$22	$771
Payments on debt	(42)	(32)
Proceeds from issuance of commercial paper	—	1,649
Repayments of commercial paper	—	(2,240)
Purchases of Tyson Class A common stock	(15)	(13)
Dividends	(175)	(171)
Stock options exercised	15	7
Other, net	—	3
Net cash used for financing activities	$(195)	$(26)
•During the first three months of fiscal 2024, proceeds from issuance of debt included $750 million of proceeds from the term loan facility due May 2028.
•Dividends paid during the three months ended December 28, 2024 reflected a 2% increase to our fiscal 2024 quarterly dividend rate.
Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available at December 28, 2024
Cash and cash equivalents					$2,292
Short-term investments					1
Revolving credit facility	September 2026	$2,250	—	—	2,250
Commercial paper					—
Total liquidity					$4,543
•Liquidity includes cash and cash equivalents, short-term investments and availability under our revolving credit, less the outstanding commercial paper balance.
•At December 28, 2024, we had current debt of $95 million, which we intend to pay with our existing cash balance, cash generated from our operating activities and other existing or new liquidity sources.
•On January 29, 2025, subsequent to the end of our first quarter of fiscal 2025, we repaid the $750 million term loan that matures in May 2026 using cash on hand.
•The revolving credit facility supports our short-term funding needs and also serves to backstop our commercial paper program. We had no borrowings under the revolving credit facility during the three months ended December 28, 2024. Under the terms of the facility, we have the option to establish incremental commitment increases of up to $500 million if certain conditions are met.
•We expect net interest expense to approximate $375 million for fiscal 2025.

•Our current ratio was 2.1 to 1 at December 28, 2024 and 2.0 to 1 at September 28, 2024.
•At December 28, 2024, $559 million of our cash was held in the accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. We manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. We intend to repatriate excess cash (net of applicable withholding taxes) not subject to regulatory requirements and to indefinitely reinvest outside of the United States the remainder of cash held by foreign subsidiaries. We do not expect the regulatory restrictions or taxes on repatriation to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.
Capital Resources
Credit Facility
Cash flows from operating activities and cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $2.25 billion, to provide additional liquidity for working capital needs and to backstop our commercial paper program.
At December 28, 2024, amounts available for borrowing under our revolving credit facility totaled $2.25 billion. Our revolving credit facility is funded by a syndicate of 20 banks, with commitments ranging from $35 million to $175 million per bank.
Commercial Paper Program
Our commercial paper program provides a low-cost source of borrowing to fund general corporate purposes including working capital requirements. The maximum borrowing capacity under the commercial paper program is $1.5 billion. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. As of December 28, 2024, we had no commercial paper outstanding under this program. Our ability to access commercial paper in the future may be limited or its costs increased.
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

We were in compliance with all debt covenants at December 28, 2024, and we expect that we will maintain compliance.
RECENTLY ISSUED/ADOPTED ACCOUNTING PRONOUNCEMENTS
Refer to the discussion of recently issued/adopted accounting pronouncements under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies.
CRITICAL ACCOUNTING ESTIMATES
We consider accounting policies related to: contingent liabilities; revenue recognition; accrued self-insurance; defined benefit pension plans; impairment of long-lived assets and definite life intangibles; impairment of goodwill and indefinite life intangible assets; business combinations; and income taxes to be critical accounting estimates. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024. Refer to Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies, for updates to our significant accounting policies during the three months ended December 28, 2024. These critical accounting policies require us to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes.
As further described in the impairment of goodwill and indefinite life intangible assets critical accounting estimate included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024, we assess goodwill and indefinite life assets for impairment at least annually as of the first day of the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our qualitative assessment for the first quarter of fiscal 2025 did not indicate that it was more likely than not the fair value of any of our reporting units or indefinite lived intangibles was less than the carrying amount, and as such, no quantitative test was deemed necessary. We consider reporting units and indefinite lived intangibles that have 20% or less excess fair value over carrying amount to have a heightened risk of impairment. The following reporting units and indefinite lived intangibles were considered at heightened risk of impairment as of the date of the most recent estimated fair value determination, which was in the fourth quarter of fiscal 2024: our Beef and Chicken segment reporting units, with total total goodwill of approximately $0.3 billion and $3.0 billion, respectively, and one Prepared Foods brand with a carrying value of $0.5 billion.
We continuously evaluate the changing macro-economic conditions including inflationary pressures, rising interest rates, demand outlook and export markets as well as the Company's market capitalization. Our reporting units with heightened risk of future impairments with $3.3 billion carrying value, as well as a brand with $0.5 billion carrying value, all had less than 20% of excess fair value above carrying value as of the date of the most recent estimated fair value determination with our Beef reporting unit having less than 10% of excess fair value above carrying value. Consequently, their estimated fair values, especially our Beef reporting unit, remain highly sensitive to future discount rate increases, changing macro-economic conditions and achievement of projected long-term operating margins. Although our remaining reporting units and indefinite life intangible assets generally had more than 20% excess fair value over carrying amount as of the date of the most recent estimated fair value determination, they are also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future.
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

Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) global pandemics have had, and may in the future have, an adverse impact on our business and operations; (ii) the effectiveness of restructuring or financial excellence programs; (iii) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (iv) cyber attacks, other cyber incidents, security breaches or other disruptions of our information technology systems; (v) risks associated with our failure to consummate favorable acquisition transactions or integrate certain acquisitions’ operations; (vi) the Tyson Limited Partnership’s ability to exercise significant control over the Company; (vii) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (viii) market conditions for finished products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (ix) outbreak of a livestock disease (such as African swine fever (ASF), avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an adverse effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to conduct our operations; (x) changes in consumer preference and diets and our ability to identify and react to consumer trends; (xi) effectiveness of advertising and marketing programs; (xii) significant marketing plan changes by large customers or loss of one or more large customers; (xiii) our ability to leverage brand value propositions; (xiv) changes in availability and relative costs of labor and contract farmers and our ability to maintain good relationships with team members, labor unions, contract farmers and independent producers providing us livestock, including as a result of our relocation of certain corporate team members to our world headquarters in Springdale, Arkansas; (xv) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (xvi) the effect of climate change and any legal or regulatory response thereto; (xvii) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws; (xviii) adverse results from litigation; (xix) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xx) impairment in the carrying value of our goodwill or indefinite life intangible assets; (xxi) our participation in a multiemployer pension plan; (xxii) volatility in capital markets or interest rates; (xxiii) risks associated with our commodity purchasing activities; (xxiv) the effect of, or changes in, general economic conditions; (xxv) impacts on our operations caused by factors and forces beyond our control, such as natural disasters, fire, bioterrorism, pandemics, armed conflicts or extreme weather; (xxvi) failure to maximize or assert our intellectual property rights; (xxvii) effects related to changes in tax rates, valuation of deferred tax assets and liabilities, or tax laws and their interpretation; and (xxviii) those factors discussed within Item 1, Item 1A and Item 7 of our Annual Report on Form 10-K for the year ended September 28, 2024 and our other periodic filings with the SEC.
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
Commodities Risk
We purchase certain commodities, such as grains and livestock, during normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily forwards and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. We generally do not hedge anticipated transactions beyond 18 months. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of December 28, 2024, and September 28, 2024, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted forward and option prices. The market risk exposure analysis included both derivatives designated as hedge instruments and derivatives not designated as hedge instruments.

Effect of 10% change in fair value		in millions
	December 28, 2024	September 28, 2024
Livestock:
Live Cattle	$26	$11
Lean Hogs	29	24
Grain:
Corn	20	11
Soybean Meal	18	16
Interest Rate Risk
At December 28, 2024, we had variable rate debt of $1,532 million with a weighted average interest rate of 6.7%. A hypothetical 10% increase in interest rates effective at December 28, 2024 would increase annualized interest expense by approximately $10 million.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At December 28, 2024, we had fixed-rate debt of $8,274 million with a weighted average interest rate of 4.8%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% change in interest rates would have changed the fair value of our fixed-rate debt by approximately $257 million at December 28, 2024 and $230 million at September 28, 2024. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
We are subject to interest rate risk associated with our pension and post-retirement benefit obligations. Changes in interest rates impact the liabilities associated with these benefit plans as well as the amount of income or expense recognized for these plans. Declines in the value of the plan assets could diminish the funded status of the pension plans and potentially increase the requirements to make cash contributions to these plans. See Part II, Item 8, Notes to Consolidated Financial Statements, Note 15: Pensions and Other Postretirement Benefits in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024, for additional information.
Foreign Currency Risk
We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Malaysian ringgit, the Mexican peso, and the Thai baht. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates related to the foreign exchange forward and option contracts would have had a $21 million and $25 million impact on pretax income at December 28, 2024, and September 28, 2024 respectively.
Concentration of Credit Risk
Refer to our market risk disclosures set forth in our Annual Report filed on Form 10-K for the fiscal year ended September 28, 2024, for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)). Based on that evaluation, the CEO and CFO have concluded that, as of December 28, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the quarter ended December 28, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.Legal Proceedings
Refer to the description of the Broiler Antitrust Civil Litigation, the Broiler Chicken Grower Litigation, the Pork Antitrust Litigation, the Beef Antitrust Litigation and the Wage Rate Litigation under the heading “Commitments and Contingencies” in Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 14: Commitments and Contingencies, which discussion is incorporated herein by reference. Other than as set forth below and in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024, there are no additional updates to the legal proceedings involving the Company and/or its subsidiaries.

On June 19, 2005, the Attorney General and the Secretary of the Environment of the State of Oklahoma filed a complaint in the United States District Court for the Northern District of Oklahoma against Tyson Foods, Inc., three subsidiaries and six other poultry integrators. The complaint, which was subsequently amended, asserts a number of state and federal causes of action including, but not limited to, counts under the Comprehensive Environmental Response, Compensation, and Liability Act, Resource Conservation and Recovery Act, and state-law public nuisance theories. Oklahoma alleges that the defendants and certain contract growers who were not joined in the lawsuit polluted the surface waters, groundwater and associated drinking water supplies of the Illinois River Watershed through the land application of poultry litter. Oklahoma’s claims were narrowed through various rulings issued before and during trial and its claims for natural resource damages were dismissed by the district court in a ruling issued on July 22, 2009, which was subsequently affirmed on appeal by the Tenth Circuit Court of Appeals. A non-jury trial of the remaining claims including Oklahoma’s request for injunctive relief began on September 24, 2009. Closing arguments were held on February 11, 2010. On January 18, 2023, the district court entered Findings of Fact and Conclusions of Law in favor of the State of Oklahoma and directed the parties to confer in an attempt to reach an agreement on appropriate remedies by March 17, 2023. On March 17, 2023, the parties received a 90-day extension from the district court and continued to confer on appropriate remedies. On June 12, 2023, the court ordered the parties to mediation. The parties attended an in-person mediation on October 12, 2023, but were unable to reach a resolution. Defendants subsequently filed a post-trial motion to dismiss, which the court denied on June 26, 2024. The court convened an evidentiary hearing which concluded on December 17, 2024, with the parties to submit post-hearing briefing thereafter.
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
Item 1A.Risk Factors
Our business is subject to a variety of risks and uncertainties. These risks are described in this Quarterly Report on Form 10-Q and elsewhere in our other filings with the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 28, 2024. The risks identified in such reports have not changed in any material respect.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the three months ended December 28, 2024.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 29, 2024 - October 26, 2024	6,702	$59.09	—	7,301,400
October 27, 2024 - November 30, 2024	240,506	61.51	—	7,301,400
December 1, 2024 - December 28, 2024	3,423	60.69	—	7,301,400
Total	250,631	$61.44	—	7,301,400
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
(2)We purchased 250,631 shares during the period that were not made pursuant to our previously announced stock repurchase program but were purchased to fund certain Company obligations under our equity compensation plans.
(3)Shares purchased during the period pursuant to our previously announced stock repurchase program.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not Applicable.

Item 5.Other Information
On January 29, 2025, the Company used cash on hand to repay all outstanding obligations under the Company’s Term Loan Agreement, dated as of May 3, 2023 (the “Term Loan Agreement”), with the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and BofA Securities, Inc., as lead arranger, pursuant to which there was a $750 million term loan outstanding. Upon the repayment in full of all outstanding obligations thereunder, the Term Loan Agreement and all commitments thereunder were terminated. The Term Loan Agreement was previously described in Item 5 of the Company’s Quarterly Report on Form 10-Q filed on May 8, 2023, which description is hereby incorporated by reference.
Director and Officer Trading Arrangements
None of the Company's directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's quarter ended December 28, 2024.
Item 6.Exhibits
The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibit No.		Exhibit Description

10.1	* **
Form of Restricted Stock Units – Stock Incentive Award Agreement, effective November 17, 2024, pursuant to which restricted stock unit awards are granted under the Tyson Foods, Inc. Stock Incentive Plan.

10.2	* **
Form of Restricted Stock Units (Non-US) – Stock Incentive Award Agreement, effective November 17, 2024, pursuant to which restricted stock unit awards are granted under the Tyson Foods, Inc. Stock Incentive Plan.

10.3	* **
Form of Restricted Stock Units (2-year graded vesting) – Stock Incentive Award Agreement, effective November 17, 2024, pursuant to which restricted stock unit awards are granted under the Tyson Foods, Inc. Stock Incentive Plan.

10.4	* **
Form of Restricted Stock Units (3-year graded vesting) – Stock Incentive Award Agreement, effective November 17, 2024, pursuant to which restricted stock unit awards are granted under the Tyson Foods, Inc. Stock Incentive Plan.

10.5	* **
Form of Restricted Stock Units (CEO) – Stock Incentive Award Agreement, effective November 17, 2024, pursuant to which restricted stock unit awards are granted under the Tyson Foods, Inc. Stock Incentive Plan.

10.6	* **
Form of Performance Shares (Adjusted EBITDA – CEO) – Stock Incentive Award Agreement, effective November 17, 2024, pursuant to which performance share awards are granted under the Tyson Foods, Inc. Stock Incentive Plan.

10.7	* **
Form of Performance Shares (Operating Income) – Stock Incentive Award Agreement, effective November 17, 2024, pursuant to which performance share awards are granted under the Tyson Foods, Inc. Stock Incentive Plan.

10.8	* **
Form of Performance Shares (rTSR) – Stock Incentive Award Agreement, effective November 17, 2024, pursuant to which performance share awards are granted under the Tyson Foods, Inc. Stock Incentive Plan.

10.9	* **
Form of Stock Options (3-year graded vesting) – Stock Incentive Award Agreement, effective November 17, 2024, pursuant to which stock option awards are granted under the Tyson Foods, Inc. Stock Incentive Plan.

10.10	* **
Form of Restricted Stock Units (Chairman) – Stock Incentive Award Agreement, effective November 17, 2024, pursuant to which restricted stock unit awards are granted under the Tyson Foods, Inc. Stock Incentive Plan.

10.11	* **
Form of Deferred Restricted Stock Units (Non-Employee) – Stock Incentive Award Agreement, effective November 17, 2024, pursuant to which deferred restricted stock units are granted under the Tyson Foods, Inc. Stock Incentive Plan.

10.12	* **	Amended and Restated Executive Savings Plan, effective January 1, 2025.

10.13	* **	Retention Agreement, dated February 9, 2024, between the Company and Wes Morris.

31.1	**	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following information from our Quarterly Report on Form 10-Q for the quarter ended December 28, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Shareholders' Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104		Cover Page Interactive Data File formatted in iXBRL.

	*	Indicates a management contract or compensatory plan or arrangement.
	**	Filed herewith
	***	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: February 3, 2025	/s/ Curt T. Calaway
Curt T. Calaway
Chief Financial Officer

Date: February 3, 2025	/s/ Lori J. Bondar
Lori J. Bondar
Senior Vice President and Chief Accounting Officer