Form 10-Q
period 2025-03-29
TYSON FOODS, INC.
filed 2025-05-05
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 29, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 29, 2025.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	286,225,378
Class B Common Stock, $0.10 Par Value (Class B stock)	70,009,005
Class B stock is not listed for trading on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis.
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Sales	$13,074	$13,072	$26,697	$26,391
Cost of Sales	12,474	12,206	25,002	24,702
Gross Profit	600	866	1,695	1,689
Selling, General and Administrative	500	554	1,015	1,146
Operating Income	100	312	680	543
Other (Income) Expense:
Interest income	(17)	(14)	(42)	(24)
Interest expense	110	111	230	216
Other, net	(23)	12	(16)	(13)
Total Other (Income) Expense	70	109	172	179
Income before Income Taxes	30	203	508	364
Income Tax Expense	16	55	128	102
Net Income	14	148	380	262
Less: Net Income Attributable to Noncontrolling Interests	7	3	14	10
Net Income Attributable to Tyson	$7	$145	$366	$252
Net Income Per Share Attributable to Tyson:
Class A Basic	$0.02	$0.42	$1.05	$0.73
Class B Basic	$0.01	$0.37	$0.94	$0.65
Diluted	$0.02	$0.41	$1.03	$0.71
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net Income	$14	$148	$380	$262
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	1	1	4	1
Investments	1	—	(1)	2
Currency translation	26	(54)	(79)	4
Postretirement benefits	—	(1)	—	2
Total Other Comprehensive Income (Loss), Net of Taxes	28	(54)	(76)	9
Comprehensive Income	42	94	304	271
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	7	(4)	7	11
Comprehensive Income Attributable to Tyson	$35	$98	$297	$260
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	March 29, 2025	September 28, 2024
Assets
Current Assets:
Cash and cash equivalents	$992	$1,717
Accounts receivable, net	2,385	2,406
Inventories	5,395	5,195
Other current assets	396	433
Total Current Assets	9,168	9,751
Net Property, Plant and Equipment	9,278	9,442
Goodwill	9,805	9,819
Intangible Assets, net	5,740	5,875
Other Assets	2,289	2,213
Total Assets	$36,280	$37,100

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$896	$74
Accounts payable	2,350	2,402
Other current liabilities	2,248	2,311
Total Current Liabilities	5,494	4,787
Long-Term Debt	8,172	9,713
Deferred Income Taxes	2,240	2,285
Other Liabilities	1,843	1,801
Commitments and Contingencies (Note 14)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 378 million shares	38	38
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,644	4,597
Retained earnings	18,886	18,873
Accumulated other comprehensive gain (loss)	(253)	(184)
Treasury stock, at cost – 91 million shares at March 29, 2025 and 92 million shares at September 28, 2024	(4,922)	(4,941)
Total Tyson Shareholders’ Equity	18,400	18,390
Noncontrolling Interests	131	124
Total Shareholders’ Equity	18,531	18,514
Total Liabilities and Shareholders’ Equity	$36,280	$37,100
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended				Six Months Ended
	March 29, 2025		March 30, 2024		March 29, 2025		March 30, 2024
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance at beginning and end of period	378	$38	378	$38	378	$38	378	$38

Class B Common Stock:
Balance at beginning and end of period	70	7	70	7	70	7	70	7

Capital in Excess of Par Value:
Balance at beginning of period		4,610		4,526		4,597		4,560
Stock-based compensation and other		34		30		47		(4)
Balance at end of period		4,644		4,556		4,644		4,556

Retained Earnings:
Balance at beginning of period		19,054		18,693		18,873		18,760
Net Income Attributable to Tyson		7		145		366		252
Dividends		(175)		(171)		(353)		(345)
Balance at end of period		18,886		18,667		18,886		18,667

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of period		(281)		(205)		(184)		(260)
Other comprehensive income (loss) attributable to Tyson		28		(47)		(69)		8
Balance at end of period		(253)		(252)		(253)		(252)

Treasury Stock:
Balance at beginning of period	91	(4,925)	91	(4,909)	92	(4,941)	92	(4,972)
Purchase of Class A common stock	—	(1)	—	(18)	—	(16)	—	(31)
Stock-based compensation	—	4	—	—	(1)	35	(1)	76
Balance at end of period	91	(4,922)	91	(4,927)	91	(4,922)	91	(4,927)

Total Shareholders’ Equity Attributable to Tyson		$18,400		$18,089		$18,400		$18,089

Equity Attributable to Noncontrolling Interests:
Balance at beginning of period		$124		$138		$124		$122
Net income attributable to noncontrolling interests		7		3		14		10
Business combinations		—		—		—		1
Currency translation and other		—		(7)		(7)		1
Total Equity Attributable to Noncontrolling Interests		$131		$134		$131		$134

Total Shareholders’ Equity		$18,531		$18,223		$18,531		$18,223
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	March 29, 2025	March 30, 2024
Cash Flows From Operating Activities:
Net income	$380	$262
Depreciation and amortization	700	722
Deferred income taxes	(41)	(21)
Other, net	146	142
Net changes in operating assets and liabilities	(339)	72
Cash Provided by Operating Activities	846	1,177
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(464)	(621)
Purchases of marketable securities	(33)	(13)
Proceeds from sale of marketable securities	30	12
Acquisition of equity investments	(2)	(26)
Other, net	55	27
Cash Used for Investing Activities	(414)	(621)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	31	2,327
Payments on debt	(816)	(308)
Proceeds from issuance of commercial paper	—	1,649
Repayments of commercial paper	—	(2,240)
Purchases of Tyson Class A common stock	(16)	(31)
Dividends	(349)	(342)
Stock options exercised	19	8
Other, net	(1)	(12)
Cash (Used for) Provided by Financing Activities	(1,132)	1,051
Effect of Exchange Rate Changes on Cash	(25)	2
(Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(725)	1,609
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	1,717	573
Cash and Cash Equivalents and Restricted Cash at End of Period	992	2,182
Less: Restricted Cash at End of Period	—	—
Cash and Cash Equivalents at End of Period	$992	$2,182
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
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature necessary to state fairly our financial position as of March 29, 2025 and the results of operations for the three and six months ended March 29, 2025 and March 30, 2024. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
Our qualitative assessment for the first and second quarters of fiscal 2025 did not indicate that it was more likely than not the fair value of any of our reporting units or indefinite life intangible assets was less than the carrying amount, and as such, no quantitative test was deemed necessary. We consider reporting units and indefinite life intangible assets that have 20% or less excess fair value over carrying amount to have a heightened risk of impairment. The following reporting units and indefinite life intangible asset were considered at heightened risk of impairment as of the date of the most recent estimated fair value determination, which was in the fourth quarter of fiscal 2024: our Chicken segment reporting units and our Beef reporting unit with goodwill totaling $3.0 billion and $0.3 billion, respectively, and one Prepared Foods brand with a carrying value of $0.5 billion.
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

Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance to disclose certain additional expense information including, among other items, purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each Consolidated Statement of Income expense caption. The guidance is effective for annual reporting periods beginning after December 15, 2026, our fiscal 2028, and interim reporting periods within fiscal years beginning after December 15, 2027, our fiscal 2029. Amendments can be applied using either the prospective or the retrospective approach. We are currently evaluating the impact this guidance will have on disclosures in our consolidated financial statements.
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
In December 2023, the FASB issued authoritative guidance to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is effective for annual reporting periods beginning after December 15, 2024, our fiscal 2026 and will be applied prospectively. We are currently evaluating the impact this guidance will have on disclosures in our consolidated financial statements.
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
NOTE 2: INVENTORIES
Processed products, livestock and supplies and other are valued at the lower of cost or net realizable value. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, livestock grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories. At March 29, 2025, the cost of inventories was determined by either the first-in, first-out method or the weighted-average method, which is consistent with the methods used at September 28, 2024. Inventories are presented net of lower of cost or net realizable value adjustments of $132 million and $115 million as of March 29, 2025 and September 28, 2024, respectively.
The following table reflects the major components of inventory (in millions):

	March 29, 2025	September 28, 2024
Processed products	$2,993	$2,897
Livestock	1,562	1,460
Supplies and other	840	838
Total inventory	$5,395	$5,195

NOTE 3: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	March 29, 2025	September 28, 2024
Land	$216	$220
Buildings and leasehold improvements	7,130	6,981
Machinery and equipment	11,624	11,457
Land improvements and other	599	600
Buildings and equipment under construction	584	705
	20,153	19,963
Less accumulated depreciation	10,875	10,521
Net Property, Plant and Equipment	$9,278	$9,442
NOTE 4: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	March 29, 2025	September 28, 2024
Accrued salaries, wages and benefits	$680	$912
Taxes payable	154	210
Accrued current legal contingencies	583	349
Other	831	840
Total other current liabilities	$2,248	$2,311
NOTE 5: RESTRUCTURING AND RELATED CHARGES
Network Optimization Plan
In the first quarter of fiscal 2025, the Company initiated a network optimization plan to optimize our global operations and logistics network. We are reporting on actions approved through the end of the second quarter of fiscal 2025, including the estimated amounts for each major category of costs, as we are currently unable to make an estimate of the cost of the entire network optimization plan. We expect to incur costs related to the network optimization plan over a multi-year period. In the second quarter of fiscal 2025, the Company approved additional actions which increased the estimated charges related to actions approved through March 29, 2025, by $23 million, which were all recognized in the second quarter of fiscal 2025 and included asset write-offs and severance and related costs in the Chicken segment and International/Other.
We recognized charges of $43 million and $116 million in the second quarter and first six months of fiscal 2025, respectively, related to the network optimization plan, which primarily included the closure of two facilities in the Prepared Foods segment, a non-harvesting facility closure in the Beef segment and asset write-offs in the Chicken segment and International/Other. All estimated charges related to actions approved through March 29, 2025 have been recognized and included $47 million that have resulted or will result in cash outflows and $69 million of non-cash charges for the first six months of fiscal 2025. We expect to incur additional charges in the future as additional actions are approved.

The following table reflects pretax expenses related to the network optimization plan in the first six months of fiscal 2025 (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Total
Cost of Sales:
Severance and related costs	$6	$—	$7	$2	$2	$17
Accelerated depreciation	38	—	1	—	—	39
Asset write-offs	3	—	22	23	9	57
Other	1	—	—	—	—	1
Total Cost of Sales	$48	$—	$30	$25	$11	$114

Selling, General and Administrative:
Severance and related costs	—	—	2	—	—	2
Total Selling, General and Administrative	$—	$—	$2	$—	$—	$2

Total	$48	$—	$32	$25	$11	$116
As of March 29, 2025, there was $39 million of network optimization plan liability, net of $3 million of payments during fiscal 2025.
In April 2025, following a strategic review of our domestic logistics and storage network, the Company approved a plan to execute various long-term cold storage service agreements and the sale of multiple Tyson-owned and operated distribution centers (the "Facilities"). The approval of this plan will result in the respective assets being classified as held for sale in the third quarter of fiscal 2025 with anticipated closings to occur during the second half of fiscal 2025. The carrying value of the Facilities' property, plant and equipment as of March 29, 2025 approximated $200 million. Total proceeds from the sales are estimated to be approximately $250 million to $300 million.
As a part of these agreements, we will leaseback the Facilities for various periods ranging from approximately one to three years. Additionally, we anticipate entering into long-term cold storage service agreements associated with several fully automated cold storage facilities. We expect this will reduce network complexity, streamline inventory flow, simplify processes and reduce operating expenses. We do not currently anticipate any material disposal costs. Any resulting net gain or loss will primarily impact our Chicken and Prepared Foods segments as the Facilities predominately support the operations of those segments.
Plant Closures and Disposals
During fiscal 2023, the Company approved the closure of six Chicken segment processing facilities and during the first half of fiscal 2024, approved the closure of two case ready value-added plants in our Beef segment and a processing facility in our Pork segment to optimize asset utilization. We shifted production to other facilities and ceased operations at these Chicken facilities throughout fiscal 2023 and the first quarter of fiscal 2024, shifted production and ceased operations at our Columbia and Jacksonville facilities during the first quarter of fiscal 2024 and shifted production and ceased operations at our Perry facility during the third quarter of fiscal 2024.
As a result of the plant closures and disposals, we recorded $23 million of additional charges in the second quarter and first six months of fiscal 2025 related to contract termination costs, which will result in cash outflows, and $39 million and $114 million of charges in the second quarter and first six months of fiscal 2024, respectively, primarily related to accelerated depreciation, severance, retention and related costs. The charges are reflected in the Consolidated Condensed Statements of Income in Cost of Sales. Included in the results for the first six months of fiscal 2024 are $2 million of charges that have resulted or will result in cash outflows and $112 million of non-cash charges.
The following table reflects our liability related to plant closures as of March 29, 2025 (in millions):

	Balance at September 28, 2024	Plant Closure Charges	Payments	Balance at March 29, 2025
Contract termination	$98	$23	$(13)	$108
Severance and retention	5	—	(4)	1
Total	$103	$23	$(17)	$109

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
NOTE 6: DEBT
The major components of debt are as follows (in millions):

	March 29, 2025	September 28, 2024
Revolving credit facility	$—	$—
Commercial paper	—	—
Senior notes:
4.00% Notes due March 2026 (“2026 Notes”)	800	800
3.55% Notes due June 2027	1,350	1,350
7.00% Notes due January 2028	18	18
4.35% Notes due March 2029 (“2029 Notes”)	1,000	1,000
5.40% Notes due March 2029 ("5.40% 2029 Notes")	600	600
6.13% Notes due November 2032	157	157
5.70% Notes due March 2034 ("5.70% 2034 Notes")	900	900
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	500	500
4.55% Notes due June 2047	750	750
5.10% Notes due September 2048 (“2048 Notes”)	1,500	1,500
Discount on senior notes	(35)	(36)
Term loans:
Term loan facility due May 2026	—	750
Term loan facility due May 2028 (6.18% at March 29, 2025)	750	750
Finance Leases	157	126
Other	164	168
Unamortized debt issuance costs	(43)	(46)
Total debt	9,068	9,787
Less current debt	896	74
Total long-term debt	$8,172	$9,713
Revolving Credit Facility and Letters of Credit
We have a $2.25 billion revolving credit facility that supports short-term funding needs and serves as a backstop to our commercial paper program. The facility will mature and the commitments thereunder will terminate in September 2026 with options for two one-year extensions. At March 29, 2025, amounts available for borrowing under this facility totaled $2.25 billion and we had no outstanding borrowings and no outstanding letters of credit issued under this facility. At March 29, 2025 we had $93 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs and other legal obligations. In the future, if any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility.
On April 15, 2025, subsequent to the end of our second quarter of fiscal 2025, we terminated our existing revolving credit facility and entered into a new $2.5 billion revolving credit facility. The new revolving credit facility will mature, and the commitments thereunder will terminate, in April 2030 with options for two one-year extensions. Under the terms of the revolving credit facility, we have the option to establish incremental commitment increases of up to an aggregate amount of $500 million if certain conditions are met. The covenants and other terms of the new facility are generally consistent with those of the terminated facility.

Commercial Paper Program
We have a commercial paper program under which we may issue unsecured short-term promissory notes up to an aggregate maximum principal amount of $1.5 billion. As of March 29, 2025, we had no commercial paper outstanding. Our ability to access commercial paper in the future may be limited or its costs increased.
In April 2025, subsequent to the end of our second quarter of fiscal 2025, we increased the aggregate maximum principal amount to $1.75 billion in conjunction with the execution of the new revolving credit facility.
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
Term Loan Facilities
In the first quarter of fiscal 2024, we borrowed the full $750 million available under a term loan facility that matures in May 2028 and used it to repay $592 million of outstanding commercial paper obligations. This term loan may be prepaid under certain conditions and contain covenants that are similar to those contained in the revolving credit facility. During the second quarter of fiscal 2025, we repaid a $750 million term loan due May 2026 using cash on hand.
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
We were in compliance with all debt covenants at March 29, 2025.
NOTE 7: EQUITY
Share Repurchases
As of March 29, 2025, 7.3 million shares remained available for repurchase under the Company's share repurchase program. The program has no fixed or scheduled termination date, and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans. A summary of share repurchases of our Class A stock is as follows (in millions):

	Three Months Ended				Six Months Ended
	March 29, 2025		March 30, 2024		March 29, 2025		March 30, 2024
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	—	$—	—	$—	—	$—	—	$—
To fund certain obligations under equity compensation plans	—	1	0.3	18	0.3	16	0.6	31
Total share repurchases	—	$1	0.3	$18	0.3	$16	0.6	$31

NOTE 8: INCOME TAXES
Our effective tax rates were 51.0% and 26.9% for the second quarter of fiscal 2025 and 2024, respectively, and 25.1% and 28.0% for the first six months of fiscal 2025 and 2024, respectively. In all periods presented, the effective tax rates were higher than the federal statutory tax rate primarily due to state taxes, partially offset by various tax benefits. The effective tax rates for the second quarter and first six months of fiscal 2025 were also increased by the impact of net unfavorable permanent book-to-tax differences and changes in unrecognized tax benefits. Additionally, the effective tax rate for the first six months of fiscal 2025 was decreased by the release of a $9 million valuation allowance on losses related to a production facility fire in the Netherlands and our subsequent decision to sell the facility. The release of the valuation allowance was due to tax legislation enacted in the Netherlands in the first quarter of fiscal 2025. The effective tax rates for the second quarter and first six months of fiscal 2024 were higher than the federal statutory tax rate due to the impact of foreign losses for which a tax benefit cannot be recognized.
Unrecognized tax benefits were $157 million and $151 million at March 29, 2025 and September 28, 2024, respectively.
In December 2021, we received an assessment from the Mexican tax authorities related to the 2015 sale of our direct and indirect equity interests in subsidiaries which held our Mexico operations. The assessment totals approximately $447 million (9.1 billion Mexican pesos), which includes tax, inflation adjustment, interest and penalties as of March 29, 2025. Additionally, the purchaser in the transaction also received an assessment from the Mexican tax authorities related to the sale of the indirect equity interests, which was affirmed in January 2025 by a circuit court in Mexico, but remains subject to potential further judicial review under a petition filed by the purchaser. The transaction agreement contains certain mutual indemnification provisions, and both parties have provided notice of indemnification claims to the other party. The purchaser has not indicated the total amount it seeks in indemnification from us in its notice of indemnification claim. We believe any final assessment levied against and collected from the purchaser should prohibit potential assessment against us related to the sale of these same indirect equity interests because the Mexican tax authorities cannot collect twice for the same alleged underlying tax liability. We do not reasonably expect that the total amount sought in indemnification could exceed our assessment total at this time. In addition, we further believe the assertions made in the assessment against us with respect to the sale of both our direct and indirect equity interests have no merit and will defend our positions through the Mexican administrative appeal process and litigation, if necessary. Based on our analysis of our assessment in accordance with FASB guidance related to unrecognized tax benefits, we have not recorded a liability related to our assessment. Additionally, we have not recorded a liability for the indemnification claim from the purchaser, because we do not believe a loss is probable, or that a range of possible loss, if any, is reasonably estimable at this time, because we believe we have valid and meritorious defenses against the claim.

NOTE 9: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Numerator:
Net income	$14	$148	$380	$262
Less: Net income attributable to noncontrolling interests	7	3	14	10
Net income attributable to Tyson	7	145	366	252
Less dividends declared:
Class A	143	140	289	283
Class B	32	31	64	62
Undistributed earnings (losses)	$(168)	$(26)	$13	$(93)

Class A undistributed earnings (losses)	$(137)	$(21)	$11	$(76)
Class B undistributed earnings (losses)	(31)	(5)	2	(17)
Total undistributed earnings (losses)	$(168)	$(26)	$13	$(93)

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	285	284	285	284
Class B weighted average shares	70	70	70	70

Denominator for diluted earnings per share:
Class A weighted average shares	285	284	285	284
Class B weighted average shares under the if-converted method for diluted earnings per share	70	70	70	70
Effect of dilutive securities: Stock options, restricted stock and performance units	2	1	2	1
Denominator for diluted earnings per share – weighted average shares and assumed conversions	357	355	357	355

Net income per share attributable to Tyson:
Class A basic	$0.02	$0.42	$1.05	$0.73
Class B basic	$0.01	$0.37	$0.94	$0.65
Diluted	$0.02	$0.41	$1.03	$0.71
Dividends Declared Per Share:
Class A	$0.500	$0.490	$1.010	$0.990
Class B	$0.450	$0.441	$0.909	$0.891
Approximately 6 million of our stock-based compensation shares were antidilutive for the three and six months ended March 29, 2025, respectively. Approximately 7 million of our stock-based compensation shares were antidilutive for the three and six months ended March 30, 2024. These shares were not included in the diluted earnings per share calculation.
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

NOTE 10: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs and risks are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize various industry-standard models that take into account the implicit cost of hedging. Credit risks associated with our derivative contracts are not significant as we minimize counterparty exposure by dealing with credit-worthy counterparties and utilizing exchange traded instruments, margin accounts or letters of credit. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at March 29, 2025.
We had the following net aggregated outstanding notional amounts related to our derivative financial instruments:

in millions, except soybean meal tons	Metric	March 29, 2025	September 28, 2024
Commodity:
Corn	Bushels	90	29
Soybean Meal	Tons	1,111,800	623,400
Live Cattle	Pounds	741	136
Lean Hogs	Pounds	174	351
Foreign Currency	United States dollar	$244	$245
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
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes as well as interest rates to our variable rate debt. For the derivative instruments we designate and qualify as a cash flow hedge, the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Based on market prices as of March 29, 2025, we have net pretax losses of $4 million for our commodity contracts, which are expected to be reclassified into earnings within the next twelve months. Additionally, we have $10 million of realized losses related to treasury rate locks in connection with the issuance of the 2026, 2029 and 2048 Notes, which will be reclassified to earnings over the lives of these notes. During the three and six months ended March 29, 2025 and March 30, 2024, we did not reclassify significant pretax gains or losses into earnings as a result of the discontinuance of cash flow hedges. The following table sets forth the pretax impact of cash flow hedge derivative instruments recognized in Other Comprehensive Income (in millions):

	Three Months Ended		Six Months Ended
Gain (Loss) Recognized in OCI on Derivatives	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Cash flow hedge - derivatives designated as hedging instruments:
Commodity contracts	$(7)	$—	$(15)	$—
Fair Value Hedges
We designate certain derivative contracts as fair value hedges of firm commitments to purchase livestock for harvest. Our objective of these hedges is to minimize the risk of changes in fair value created by fluctuations in commodity prices associated with fixed price livestock firm commitments. For these derivative instruments we designate and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the same period. We include the gain or loss on the hedged items (e.g., livestock purchase firm commitments) in the same line item, Cost of Sales, as the offsetting gain or loss on the related livestock forward position. Ineffectiveness related to fair value hedges was not significant for the three and six months ended March 29, 2025, and March 30, 2024. The following table sets forth the carrying amount of fair value hedge (assets) liabilities as of March 29, 2025 and September 28, 2024 (in millions):

Consolidated Condensed Balance Sheets Classification	March 29, 2025	September 28, 2024
Inventory	$25	$(3)

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
Reclassification to Earnings
The following table sets forth the total amounts of each income and expense line item presented in the Consolidated Condensed Statements of Income in which the effects of hedges are recorded (in millions):

Consolidated Condensed Statements of Income Classification	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Cost of Sales	$12,474	$12,206	$25,002	$24,702
Interest Expense	110	111	230	216
Other, net	(23)	12	(16)	(13)
The following table sets forth the pretax impact of the cash flow, fair value and undesignated derivative instruments in the Consolidated Condensed Statements of Income (in millions):

Consolidated Condensed Statements of Income Classification		Three Months Ended		Six Months Ended
		March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Cost of Sales	Gain (Loss) on cash flow hedges reclassified from OCI to earnings:
	Commodity contracts	$(8)	$—	$(19)	$—
	Gain (Loss) on fair value hedges:
	Commodity contracts (a)	(15)	4	(19)	3
	Gain (Loss) on derivatives not designated as hedging instruments:
	Commodity contracts	(1)	(50)	7	(54)
Total		$(24)	$(46)	$(31)	$(51)

Interest Expense	Gain (Loss) on cash flow hedges reclassified from OCI to earnings:
	Interest rate contracts	$—	$(1)	$(1)	$(1)

Other, net	Gain (Loss) on derivatives not designated as hedging instruments:
	Foreign exchange contracts	$(2)	$(5)	$6	$—
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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

March 29, 2025	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$10	$—	$(2)	$8
Undesignated	—	79	—	(16)	63
Other Assets:
Available-for-sale securities (non-current)	—	89	25	—	114
Deferred compensation assets	17	458	—	—	475
Total assets	$17	$636	$25	$(18)	$660

Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$67	$—	$(67)	$—
Undesignated	—	89	—	(73)	16
Total liabilities	$—	$156	$—	$(140)	$16

September 28, 2024	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$15	$—	$(2)	$13
Undesignated	—	79	—	2	81
Available-for-sale securities (current)	—	10	—	—	10
Other Assets:
Available-for-sale securities (non-current)	—	75	28	—	103
Deferred compensation assets	22	461	—	—	483
Total assets	$22	$640	$28	$—	$690

Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$19	$—	$(19)	$—
Undesignated	—	71	—	(35)	36
Total liabilities	$—	$90	$—	$(54)	$36
(a) Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. Additionally, at March 29, 2025, and September 28, 2024, we had $122 million and $54 million, respectively, of net cash collateral with various counterparties where master netting arrangements exist and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Six Months Ended
	March 29, 2025	March 30, 2024
Balance at beginning of year	$28	$30
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	—	1
Purchases	4	2
Issuances	—	—
Settlements	(7)	(3)
Balance at end of period	$25	$30
Total gains (losses) for the six month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—
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
The following table sets forth our available-for-sale securities’ amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	March 29, 2025			September 28, 2024
	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)
Available-for-sale securities:
Debt securities:
U.S. treasury and agency	$91	$89	$(2)	$86	$85	$(1)
Corporate and asset-backed	25	25	—	28	28	—
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

We consider many factors in determining whether a loss is credit-related, including the financial condition and near-term prospects of the issuer, borrower repayment characteristics for asset-backed securities, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no direct write-offs or allowances for credit losses in earnings for the six months ended March 29, 2025, and March 30, 2024.
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
During the six months ended March 30, 2024, we recorded a fixed asset impairment charge of $25 million in Cost of Sales in the Consolidated Condensed Statements of Income as a result of our decision to sell our Netherlands facility. The charge was derived using Level 3 inputs and was driven by management's estimate of the potential proceeds from the disposal of the assets. We did not have any other significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the six months ended March 29, 2025 and March 30, 2024.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	March 29, 2025		September 28, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total debt	$8,815	$9,068	$9,638	$9,787

NOTE 12: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after-tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended						Six Months Ended
	March 29, 2025			March 30, 2024			March 29, 2025			March 30, 2024
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to interest expense	$—	$—	$—	$1	$—	$1	$1	$—	$1	$1	$—	$1
(Gain) loss reclassified to cost of sales	8	(2)	6	—	—	—	19	(5)	14	—	—	—
Unrealized gain (loss)	(7)	2	(5)	—	—	—	(15)	4	(11)	—	—	—

Investments:
Unrealized gain (loss)	1	—	1	—	—	—	(1)	—	(1)	2	—	2

Currency translation:
Translation adjustment(a)	27	(1)	26	(55)	1	(54)	(85)	3	(82)	4	—	4
Translation loss reclassified to cost of sales	—	—	—	—	—	—	3	—	3	—	—	—

Postretirement benefits:
Unrealized gain (loss)	—	—	—	(1)	—	(1)	—	—	—	3	(1)	2
Total other comprehensive income (loss)	$29	$(1)	$28	$(55)	$1	$(54)	$(78)	$2	$(76)	$10	$(1)	$9
(a) Before and after tax translation adjustment for the three and six months ended March 29, 2025 included $0 million and $(7) million of Comprehensive Income (Loss) Attributable to Noncontrolling Interests, respectively. Before and after tax translation adjustment for the three and six months ended March 30, 2024 included $(7) million and $1 million of Comprehensive Income (Loss) Attributable to Noncontrolling Interests, respectively.
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
Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Sales:
Beef	$5,196	$4,954	$10,531	$9,977
Pork	1,244	1,486	2,861	3,003
Chicken	4,141	4,065	8,206	8,098
Prepared Foods	2,396	2,404	4,869	4,947
International/Other	566	580	1,150	1,162
Intersegment	(469)	(417)	(920)	(796)
Total Sales	$13,074	$13,072	$26,697	$26,391

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Operating Income (Loss):
Beef(a)	$(258)	$(35)	$(322)	$(241)
Pork(b)	(195)	(1)	(136)	38
Chicken(c)	262	158	613	335
Prepared Foods(d)	244	230	453	473
International/Other(e)	47	(40)	72	(62)
Total Operating Income (Loss)	100	312	680	543

Total Other (Income) Expense	70	109	172	179

Income before Income Taxes	$30	$203	$508	$364
(a) Beef segment results for the three and six months ended March 29, 2025 included $16 million and $48 million, respectively, in network optimization plan charges, recognized in Cost of Sales. Additionally, Beef segment results for the three and six months ended March 29, 2025 included a $93 million legal contingency accrual, recognized as a reduction to Sales. Beef segment results for the six months ended March 30, 2024 included $41 million of costs related to plant closures and disposals and a $45 million legal contingency accrual, recognized in Cost of Sales.
(b) Pork segment results for the three and six months ended March 29, 2025 included a $250 million legal contingency accrual, recognized as a reduction to Sales. Pork segment results for the three and six months ended March 30, 2024 included $34 million of costs related to plant closures and disposals, recognized in Cost of Sales. Pork segment results for the six months ended March 30, 2024 included a $28 million legal contingency accrual, recognized in Cost of Sales.
(c) Chicken segment results for the three and six months ended March 29, 2025 included $6 million and $12 million, respectively, of brand discontinuation charges, recognized in Selling, General and Administrative, and network optimization plan charges of $21 million and $32 million, respectively, primarily recognized in Cost of Sales. Chicken segment results for the three and six months ended March 29, 2025 included costs related to plant closures and disposals of $23 million, recognized in Cost of Sales. Chicken segment results for the six months ended March 30, 2024 included $24 million of insurance proceeds, net of costs incurred, and $39 million of costs related to plant closures and disposals recognized in Cost of Sales.
(d) Prepared Foods segment results for the six months ended March 29, 2025 included $25 million in network optimization plan charges, recognized in Cost of Sales. Prepared Foods segment results for the three and six months ended March 30, 2024 included restructuring and related charges of $3 million and $24 million, respectively, primarily recognized in Selling, General and Administrative.

(e) International/Other results for the three and six months ended March 29, 2025 included $6 million and $11 million, respectively, in network optimization plan charges, recognized in Cost of Sales. International/Other results for the three and six months ended March 30, 2024 included $54 million and $80 million, respectively, of costs, net of insurance proceeds, related to a fire at our production facility in the Netherlands and subsequent decision to sell, recognized in Cost of Sales.
The following tables further disaggregate our sales to customers by major distribution channels (in millions):

	Three months ended March 29, 2025
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Total External Customers	Intersegment	Total
Beef	$2,647	$1,341	$590	$506	$5,084	$112	$5,196
Pork	443	126	316	30	915	329	1,244
Chicken	1,786	1,561	270	496	4,113	28	4,141
Prepared Foods	1,427	857	53	59	2,396	—	2,396
International/Other	—	—	566	—	566	—	566
Intersegment	—	—	—	—	—	(469)	(469)
Total	$6,303	$3,885	$1,795	$1,091	$13,074	$—	$13,074

	Three months ended March 30, 2024
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Total External Customers	Intersegment	Total
Beef	$2,367	$1,287	$662	$549	$4,865	$89	$4,954
Pork	427	121	375	264	1,187	299	1,486
Chicken	1,755	1,608	225	448	4,036	29	4,065
Prepared Foods	1,414	896	51	43	2,404	—	2,404
International/Other	—	—	580	—	580	—	580
Intersegment	—	—	—	—	—	(417)	(417)
Total	$5,963	$3,912	$1,893	$1,304	$13,072	$—	$13,072

	Six months ended March 29, 2025
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Total External Customers	Intersegment	Total
Beef	$5,304	$2,707	$1,245	$1,055	$10,311	$220	$10,531
Pork	996	252	647	315	2,210	651	2,861
Chicken	3,444	3,213	539	961	8,157	49	8,206
Prepared Foods	2,899	1,751	110	109	4,869	—	4,869
International/Other	—	—	1,150	—	1,150	—	1,150
Intersegment	—	—	—	—	—	(920)	(920)
Total	$12,643	$7,923	$3,691	$2,440	$26,697	$—	$26,697

	Six months ended March 30, 2024
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Total External Customers	Intersegment	Total
Beef	$4,764	$2,602	$1,294	$1,127	$9,787	$190	$9,977
Pork	910	238	728	569	2,445	558	3,003
Chicken	3,468	3,215	442	925	8,050	48	8,098
Prepared Foods	2,902	1,857	110	78	4,947	—	4,947
International/Other	—	—	1,162	—	1,162	—	1,162
Intersegment	—	—	—	—	—	(796)	(796)
Total	$12,044	$7,912	$3,736	$2,699	$26,391	$—	$26,391
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

(d) Includes external sales to industrial food processing companies that further process our product to sell to end consumers and any remaining sales not included in the Retail, Foodservice or International categories. Additionally, during the three and six months ended March 29, 2025, Beef and Pork segments included a $93 million and $250 million reduction in Other, respectively, due to the recognition of legal contingency accruals.
NOTE 14: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of grower loans, which are substantially collateralized by the underlying assets. The remaining terms of the underlying obligations cover periods up to 7 years, and the maximum potential amount of future payments as of March 29, 2025, was not significant. The likelihood of material payments under these guarantees is not considered probable. At March 29, 2025 and September 28, 2024, no significant liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum commitment associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum commitment as of March 29, 2025 was approximately $235 million. At March 29, 2025 and September 28, 2024, we did not have significant net receivables outstanding under these programs.
When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. These funds are generally considered restricted cash, which is reported in the Consolidated Condensed Balance Sheets in Other Assets. We had no deposits at March 29, 2025 and September 28, 2024. Additionally, under certain agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At March 29, 2025, the total amount under these types of arrangements totaled $852 million.
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
The Court divided the case into two tracks. Plaintiffs electing to proceed in the first track (“Track One”) chose to forego claims relating to the DOJ criminal investigation described below. Plaintiffs electing to proceed in the second track (“Track Two”) could pursue those claims but needed to wait until the completion of the Track One proceedings before doing so.

The first trial in this matter, which involved claims brought by the Direct Purchaser Plaintiff Class and certain direct-action plaintiffs, began on September 12, 2023 and concluded with a jury verdict in favor of the defendant on October 25, 2023. The Company did not participate in the first trial because it had previously settled all of the claims brought by the plaintiffs that participated in that trial. The second and third scheduled trials in this matter, which were to involve claims brought by the Commercial and Institutional Indirect Purchaser Class and the End-User Consumer Plaintiff Class, respectively, were scheduled to begin in March 2024 and September 2024, respectively. Both of these trials were cancelled because all claims brought by these classes were resolved before trial. This completed the Track One proceedings.
On February 11, 2025, the Court denied the defendants’ motion to dismiss the allegations brought by the Track Two plaintiffs. On March 7, 2025, the Court lifted the stay of discovery that had applied to the Track Two claims and entered a case schedule under which the first Track Two trial will begin on April 5, 2027.
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
During the three and six months ended March 29, 2025 and March 30, 2024 the Company did not record any contingency accruals for claims related to these matters. Additionally, during the first six months of fiscal 2025 and 2024, the Company reduced its total recorded legal contingency accrual by $21 million and $81 million, respectively, for amounts it had paid related to these matters. At March 29, 2025 and September 28, 2024, the legal contingency accrual for claims related to the Broiler Antitrust Civil Litigation matters described above was $65 million and $86 million, respectively. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time.

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
In the third quarter of fiscal 2024, we filed and joined motions for summary judgment. On March 31, 2025, the court denied those summary judgment motions as to the claims against the Company. The Company anticipates multiple trials in this matter in various federal districts, with various classes of plaintiffs as well as opt-out plaintiffs, with the first trial expected to begin in the first quarter of fiscal 2026. While we believe we have valid and meritorious defenses to the claims that have been made in the Pork Antitrust Civil Litigation and the related Attorney General matters, we are exploring the possibility of entering into settlements as a way to avoid the uncertainty, risk, expense and distraction of protracted litigation. On April 11, 2025, the Company reached an agreement in principle with the direct purchase class plaintiffs to settle their claims in this matter for an aggregate of $50 million, subject to court approval. During the second quarter of fiscal 2025, the Company increased the contingency accrual for claims related to this matter by $250 million. At March 29, 2025 and September 28, 2024, the legal contingency accrual for claims related to the Pork Antitrust Civil Litigation matter described above was $295 million and $45 million, respectively. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time. However, if facts and circumstances of the matter or assumptions based on present conditions used to determine our estimated liability were to significantly change, we may be exposed to additional material losses.

Beef Antitrust Litigation and Related Matters
Beginning on April 23, 2019, a series of class action complaints were filed against us and our beef and pork subsidiary, Tyson Fresh Meats, Inc. (“Tyson Fresh Meats”), as well as other beef packer defendants, in various federal district courts, including the United States District Court for Northern Illinois, the United States District Court for the District of Minnesota, and the United States District Court for the District of Kansas, by putative classes of direct purchasers, cattle ranchers, indirect purchasers, and indirect cattle producers. The putative classes in these cases allege that the defendants engaged in one or more conspiracies beginning in roughly January 2015 with the aim of reducing fed cattle prices, manipulating the price of live cattle futures and options traded on the Chicago Mercantile Exchange, artificially increasing the cost of beef, and reducing the price of cows, cattle, calves, steers or heifers. The putative classes allege that this conduct violated federal antitrust laws, the Grain Inspection, Packers and Stockyards Act of 1921, the Commodities Exchange Act, and various state unfair competition, consumer protection, and unjust enrichment laws. Their complaints seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. Since the original filing, certain putative class members have opted out of the matter and are proceeding with individual direct actions making similar claims, and others may do so in the future. These cases have been transferred to the United States District Court for the District of Minnesota for pretrial purposes. The fact discovery phase ended in early April 2025, and the parties are now engaged in expert discovery. Additionally, the putative classes filed motions for class certification on September 25, 2024, which remains pending before the court.
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
On May 22, 2020, December 23, 2020 and October 29, 2021, we received civil investigative demands (“CIDs”) from the DOJ’s Civil Antitrust Division. The CIDs request information related to the fed cattle and beef packing markets. We have been cooperating with the DOJ with respect to the CIDs. The Offices of the Attorney General for multiple states are participating in the investigation and coordinating with the DOJ. While we believe we have valid and meritorious defenses to the claims that have been made in the Beef Antitrust Civil Litigation and related matters, we expect that in the context of settlement discussions in the Pork Antitrust Civil Litigation matters described above, there may also be opportunities to discuss settlements for the Beef Antitrust Civil Litigation matters, because there are many plaintiffs that are common to both. The Company views such settlement discussions as a means to potentially avoid the uncertainty, risk, expense and distraction of protracted litigation.
Accordingly, during the second quarter of fiscal 2025, we recorded a legal contingency accrual of $93 million for claims related to the Beef Antitrust Civil Litigation matter, which remains outstanding as of March 29, 2025. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time. However, if facts and circumstances of the matter or assumptions based on present conditions used to determine our estimated liability were to significantly change, we may be exposed to additional material losses.
Wage Rate Litigation and Related Matters
Poultry. On August 30, 2019, a putative class of non-supervisory production and maintenance employees at chicken processing plants in the continental United States filed class action complaints against us and certain of our subsidiaries, as well as several other poultry processing companies, in the United States District Court for the District of Maryland. The plaintiffs allege that the defendants directly and through a wage survey and benchmarking service exchanged information regarding labor rates in an effort to depress and fix the rates of wages for non-supervisory production and maintenance workers in violation of federal antitrust laws. Additional lawsuits making similar allegations were consolidated including an amended consolidated complaint containing additional allegations concerning turkey processing plants naming additional defendants. On May 10, 2024 and June 3, 2024, the Company participated in mediation with the putative class plaintiffs. Following the mediation, on June 14, 2024, the Company reached an agreement in principle with the putative class plaintiffs to settle all claims in the case for an aggregate amount of $115.5 million. On February 11, 2025, the court entered an order granting preliminary approval of the settlement. If the court grants final approval to the settlement, it will completely resolve all claims made against the Company in this matter. While we believe we have valid and meritorious defenses against the allegations, we believe that the proposed settlement is in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation. At March 29, 2025 and September 28, 2024, the legal contingency accrual for claims related to the Poultry wage rate litigation matter described above was $77 million and $116 million, respectively. The decrease in the accrual is due to payments made during the first six months of fiscal 2025. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time.
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
On December 22, 2023, after a mediation between the parties, the Company and the putative class plaintiffs reached an in-principle agreement to settle. While we believe we have valid and meritorious defenses against the allegations, we believe that the proposed settlement is in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation. Under the terms of the settlement, the Company agreed to pay the putative class an aggregate amount of $72.5 million to completely resolve all claims made against the Company in this matter. The court approved the settlement on January 15, 2025. During the first quarter of fiscal 2024, the Company recorded an accrual for the $72.5 million settlement which was paid during the second quarter of fiscal 2025 as a result of the court approval.
Other Matters
Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (“NLRC”) from 1998 through July 1999. The complaint was filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines in 1995 by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In late 2004, a labor arbiter ruled against the respondents and awarded the complainants approximately $60 million in damages and fees. From 2004 through 2014, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. On December 15, 2016, we learned that the NLRC rendered its decision on November 29, 2016, regarding the respondents’ appeals from the labor arbiter’s 2004 ruling in favor of the complainants. The NLRC increased the award for 4,922 of the total 5,984 complainants to approximately $259 million. However, the NLRC approved a prior settlement reached with the group comprising approximately 18% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company agreed to pay each settling complainant approximately $1,200. The parties filed numerous appeals, motions for reconsideration and petitions for review related to the NLRC award and settlement payment. The Court of Appeals of the Philippines subsequently vacated the NLRC’s award on April 12, 2018. Complainants filed motions for reconsideration with the Court of Appeals which were denied. Claimants have since filed petitions for writ of certiorari with the Supreme Court of the Philippines, which have been accepted. The Company continues to maintain an accrual in an immaterial amount for estimated probable losses for this matter in the Company’s Consolidated Financial Statements. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time.
For a tax-related matter involving the Company, refer to Part I, Item 1. Notes to the Consolidated Financial Statements, Note 8: Income Tax.
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
Overview
General
Sales were relatively flat in the second quarter and increased 1.2%, or $306 million, in the first six months of fiscal 2025, driven by increased sales in our Beef and Chicken segments, partially offset by decreased sales in our Pork and Prepared Foods segments. Sales were negatively impacted in the second quarter and the first six months by 2.6% and 1.3%, respectively, from the recognition of $343 million of legal contingency accruals. Operating income of $100 million for the second quarter of fiscal 2025 was down 68% as compared to the second quarter of fiscal 2024, as we experienced lower operating income in our Beef and Pork segments, partially offset by higher operating income in our Chicken and Prepared Foods segments and International/Other.
Additionally, in the second quarter of fiscal 2025, our operating income was impacted by $343 million of legal contingency accruals, $43 million in network optimization plan charges, $23 million of plant closures and disposal charges and $6 million in brand discontinuation charges. In the second quarter of fiscal 2024, our operating income was impacted by $54 million of costs related to a production facility fire in the Netherlands and our subsequent decision to sell the facility and $39 million of plant closures and disposal charges.
Operating income of $680 million for the first six months of fiscal 2025 was up 25% compared to the first six months of fiscal 2024 as we experienced higher operating income in our Chicken segment and International/Other, partially offset by lower operating income for our Beef, Pork and Prepared Foods segments. In the first six months of fiscal 2025, our operating income was impacted by $343 million of legal contingency accruals, $116 million in network optimization plan charges, $23 million of plant closures and disposal charges and $12 million in brand discontinuation charges. In the first six months ended March 30, 2024, our operating income was impacted by $114 million of plant closures and disposal charges, $80 million of costs related to a production facility fire in the Netherlands and our subsequent decision to sell the facility, $73 million in legal contingency accruals and $31 million of restructuring and related charges, partially offset by the benefit of $24 million of insurance proceeds, net of costs incurred related to facility fires.
Market Environment
According to the United States Department of Agriculture, domestic protein production (beef, pork, chicken and turkey) was flat in the second quarter of fiscal 2025 as compared to the same period in fiscal 2024. The Beef segment continues to experience limited supply of market-ready cattle as well as increased cattle costs. Additionally, uncertainty exists regarding the timing of the anticipated cattle herd rebuilding. The Pork segment experienced sufficient supply of market-ready hogs and increased hog costs. The Chicken segment experienced reduced feed ingredient costs. The Prepared Foods segment is currently experiencing increased raw material costs primarily due to higher meat costs.
We are subject to changes in import and export policies, including trade restrictions, new or increased tariffs or quotas, and customs restrictions through our international sales and operations. Our exports account for less than 10% of our business, primarily composed of chicken leg quarters and paws, boxed beef and variety meats of all proteins. As a result of the recent changes in trade policies and tariffs both domestically and internationally, we may experience some sales disruptions and other impacts associated with tariffs. There is uncertainty regarding the impact the current changes will have on the price and demand of our products in the affected countries, commodity pricing and other general economic conditions, and uncertainty in future changes that may have a material impact. We will continue to analyze the impact of supply chain and tariff impacts in the upcoming months.
Margins
Our total operating margin was 0.8% in the second quarter of fiscal 2025. Operating margins by segment were as follows:
•Beef – (5.0)%
•Pork – (15.7)%
•Chicken – 6.3%
•Prepared Foods – 10.2%

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
In the first quarter of fiscal 2025, the Company initiated a network optimization plan to optimize our global operations and logistics network. We expect to incur costs related to the network optimization plan over a multi-year period. We recognized charges of $43 million and $116 million in the second quarter and first six months of fiscal 2025, respectively, related to the network optimization plan, which primarily included the closure of two facilities in the Prepared Foods segment, a non-harvesting facility closure in the Beef segment and asset write-offs in the Chicken segment and International/Other. All estimated charges related to actions approved through March 29, 2025 have been recognized and included $47 million that have resulted or will result in cash outflows and $69 million of non-cash for the first six months of fiscal 2025. We expect to incur additional charges in the future as additional actions are approved. In April 2025, following a strategic review of our domestic logistics and storage network, the Company approved a plan to execute various long-term cold storage service agreements and the sale of multiple Tyson-owned and operated distribution centers. For further description refer to Part I, Item I, Notes to the Consolidated Condensed Financial Statements, Note 5: Restructuring and Related Charges.
Summary of Results
Sales

in millions	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Sales	$13,074	$13,072	$26,697	$26,391
Change in sales volume	—%		0.8%
Change in average sales price	2.6%		1.7%
Sales growth	—%		1.2%
Second quarter – Fiscal 2025 vs Fiscal 2024
•Sales Volume – Volumes were essentially flat, accounting for a $3 million decrease in sales as increased sales volume in our Chicken segment was offset by decreased sales volume in our Beef, Pork and Prepared Foods segments.
•Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $348 million, driven by increased pricing in our Beef, Pork and Prepared Foods segments, partially offset by lower average sales prices in our Chicken segment.
◦The above changes in average sales price exclude a $343 million reduction of Sales for the recognition of legal contingency accruals recorded in the second quarter of fiscal 2025.
Six months – Fiscal 2025 vs Fiscal 2024
•Sales Volume – Sales were positively impacted by an increase in sales volume, which accounted for a $205 million increase in sales driven by increased sales volume in our Beef and Chicken segments, partially offset by decreased sales volume in our Pork and Prepared Foods segments.
•Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $444 million, driven by increased pricing in our Beef, Pork and Prepared Foods segments, partially offset by lower average sales prices in our Chicken segment.
◦The above changes in average sales price exclude a $343 million reduction of Sales from the recognition of legal contingency accruals recorded in the second quarter of fiscal 2025.
Cost of Sales

in millions	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Cost of sales	$12,474	$12,206	$25,002	$24,702
Gross profit	600	866	1,695	1,689
Cost of sales as a percentage of sales	95.4%	93.4%	93.7%	93.6%
Second quarter – Fiscal 2025 vs Fiscal 2024
•Cost of sales increased $268 million. Lower sales volume decreased cost of sales $3 million while higher input cost per pound increased cost of sales by $271 million.
•The $271 million impact of higher input cost per pound was impacted by:

•Increase in cattle costs of approximately $470 million in our Beef segment.
•Increase in hog costs of approximately $100 million in our Pork segment.
•Increase in raw material and other input costs of approximately $80 million in our Prepared Foods segment.
•Increase of $43 million related to network optimization plan charges.
•Decrease of approximately $110 million in our Chicken segment related to decreased feed ingredient costs.
•Decrease of $54 million in International/Other from costs recognized in fiscal 2024 related to a production facility fire in the Netherlands and the subsequent decision to sell the facility.
•Decrease in freight and transportation costs of approximately $30 million.
•Decrease due to net derivative losses of $24 million in the second quarter of fiscal 2025, compared to net derivative losses of $46 million in the second quarter of fiscal 2024 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.
•Decrease of $16 million due to lower plant closures and disposal charges.
•Remaining decrease in costs across all of our segments primarily driven by net impacts on average cost per pound from mix changes and lower operating costs.
Six months – Fiscal 2025 vs Fiscal 2024
•Cost of sales increased $300 million. Higher sales volume increased cost of sales by $192 million while higher input cost per pound increased cost of sales by $108 million.
•The $108 million impact of higher input cost per pound was impacted by:
•Increase in cattle costs of approximately $510 million in our Beef segment.
•Increase in hog costs of approximately $160 million in our Pork segment.
•Increase in raw material and other input costs of approximately $160 million in our Prepared Foods segment.
•Increase of $114 million related to network optimization plan charges.
•Increase of $24 million in our Chicken segment from reduced insurance proceeds, net of costs, related to a production facility fire in the fourth quarter of fiscal 2021.
•Decrease of approximately $265 million in our Chicken segment related to decreased feed ingredient costs.
•Decrease of $91 million due to lower plant closures and disposal charges.
•Decrease of $80 million in International/Other from costs recognized in fiscal 2024 related to a production facility fire in the Netherlands and the subsequent decision to sell the facility.
•Decrease of $73 million related to the recognition of legal contingency accruals in our Beef and Pork segments in fiscal 2024.
•Decrease in freight and transportation costs of approximately $70 million.
•Decrease due to net derivative losses of $31 million in the first six months of fiscal 2025, compared to net derivative losses of $51 million in the first six months of fiscal 2024 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.
•Remaining decrease in costs across all of our segments primarily driven by net impacts on average cost per pound from mix changes and lower operating costs.
Selling, General and Administrative

in millions	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Selling, general and administrative expense	$500	$554	$1,015	$1,146
As a percentage of sales	3.8%	4.2%	3.8%	4.3%
Second quarter – Fiscal 2025 vs Fiscal 2024
•Decrease of $54 million in selling, general and administrative was primarily driven by:
•Decrease of $18 million in marketing, advertising and promotion expenses.
•Decrease of $17 million in employee costs primarily from performance-based compensation.
•Decrease of $17 million in professional fees.
Six months – Fiscal 2025 vs Fiscal 2024
•Decrease of $131 million in selling, general and administrative was primarily driven by:

•Decrease of $41 million in marketing, advertising and promotion expenses.
•Decrease of $35 million in employee costs primarily from performance-based compensation.
•Decrease of $31 million in restructuring and related costs.
•Decrease of $22 million in professional fees.
Interest (Income) Expense

in millions	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Interest income	$(17)	$(14)	$(42)	$(24)
Interest expense	110	111	230	216
Second quarter and six months – Fiscal 2025 vs Fiscal 2024
•The increase in interest income for the second quarter and six months ended March 29, 2025 was primarily due to higher cash and cash equivalents held during the quarter.
•The increase in interest expense for the six months ended March 29, 2025 was primarily due to interest expense related to our 5.40% 2029 Notes and 5.70% 2034 Notes, partially offset by lower interest expense related to the repayment of the term loan due May 2026 in the second quarter of fiscal 2025 and the repayment of the August 2024 senior notes in the fourth quarter of fiscal 2024.
Other (Income) Expense, net

in millions	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Total other (income) expense, net	$(23)	$12	$(16)	$(13)
Second quarter and six months – Fiscal 2025
•Included $15 million of joint venture earnings and $6 million of foreign exchange gains in the second quarter of fiscal 2025. Included $27 million of joint venture earnings and $7 million of production facilities fire insurance proceeds, partially offset by $18 million of foreign exchange losses in the first six months of fiscal 2025.
Second quarter and six months – Fiscal 2024
•Included $15 million of foreign exchange losses in the second quarter of fiscal 2024. Included $10 million of income related to an amendment of a postretirement benefit plan in the first six months of fiscal 2024.
Effective Tax Rate

Three Months Ended		Six Months Ended
March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
51.0%	26.9%	25.1%	28.0%
Second quarter – Fiscal 2025 vs Fiscal 2024
•The percentage impacts of items on the effective tax rate were greater in the second quarter of fiscal 2025 due to the level of pretax income in the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024.
•The second quarter of fiscal 2025 was increased by the impact of net unfavorable permanent book-to-tax differences and changes in unrecognized tax benefits.
•The second quarter of fiscal 2024 was impacted by increased foreign losses for which a tax benefit cannot be recognized.
Six months – Fiscal 2025 vs Fiscal 2024
•The effective tax rate for the first six months of fiscal 2025 was increased by changes in unrecognized tax benefits and decreased by the release of a $9 million valuation allowance on certain losses in the Netherlands due to tax legislation enacted in the first quarter of fiscal 2025.
•Increased foreign losses in fiscal 2024 resulted in a higher effective tax rate compared to fiscal 2025.

Net Income Attributable to Tyson

in millions, except per share data	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net income attributable to Tyson	$7	$145	$366	$252
Net income attributable to Tyson – per diluted share	0.02	0.41	1.03	0.71
Second quarter – Fiscal 2025 – Net income attributable to Tyson included the following items:
•$343 million pretax, or ($0.73) per diluted share, related to the recognition of legal contingency accruals.
•$43 million pretax, or ($0.10) per diluted share, related to network optimization plan charges.
•$23 million pretax, or ($0.05) per diluted share, of plant closures and disposal charges.
•$6 million pretax, or ($0.02) per diluted share, of brand discontinuation charges.
Six months – Fiscal 2025 – Net income attributable to Tyson included the following items:
•$343 million pretax, or ($0.73) per diluted share, related to the recognition of legal contingency accruals.
•$116 million pretax, or ($0.26) per diluted share, related to network optimization plan charges.
•$23 million pretax, or ($0.05) per diluted share, of plant closures and disposal charges.
•$12 million pretax, or ($0.03) per diluted share, of brand discontinuation charges.
•$7 million pretax, or $0.01 per diluted share, of production facilities fire insurance proceeds, net of costs incurred.
•$9 million post tax, or $0.03 per diluted share, of benefit due to newly enacted tax legislation that resulted in the release of a valuation allowance on losses related to a production facility fire in the Netherlands and our subsequent decision to sell the facility.
Second quarter – Fiscal 2024 – Net income attributable to Tyson included the following items:
•$54 million pretax, or ($0.15) per diluted share, of charges related to a production facility fire in the Netherlands and our subsequent decision to sell the facility.
•$39 million pretax, or ($0.06) per diluted share, of plant closures and disposal charges.
Six months – Fiscal 2024 – Net income attributable to Tyson included the following items:
•$114 million pretax, or ($0.22) per diluted share, of plant closures and disposal charges.
•$80 million pretax, or ($0.22) per diluted share, of charges related to a production facility fire in the Netherlands and our subsequent decision to sell the facility.
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

in millions	Sales
	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Beef	$5,196	$4,954	$10,531	$9,977
Pork	1,244	1,486	2,861	3,003
Chicken	4,141	4,065	8,206	8,098
Prepared Foods	2,396	2,404	4,869	4,947
International/Other	566	580	1,150	1,162
Intersegment sales	(469)	(417)	(920)	(796)
Total	$13,074	$13,072	$26,697	$26,391

in millions	Operating Income (Loss)
	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Beef(a)	$(258)	$(35)	$(322)	$(241)
Pork(b)	(195)	(1)	(136)	38
Chicken(c)	262	158	613	335
Prepared Foods(d)	244	230	453	473
International/Other(e)	47	(40)	72	(62)
Total	$100	$312	$680	$543
(a) Beef segment results for the three and six months ended March 29, 2025 included $16 million and $48 million, respectively, of network optimization plan charges and a $93 million legal contingency accrual. Beef segment results for the six months ended March 30, 2024 included a $45 million legal contingency accrual and $41 million of plant closures and disposal charges.
(b) Pork segment results for the three and six months ended March 29, 2025 included a $250 million legal contingency accrual. Pork segment results for the three and six months ended March 30, 2024 included $34 million of plant closures and disposal charges. Pork segment results for the six months ended March 30, 2024 included a $28 million legal contingency accrual.
(c) Chicken segment results for the three and six months ended March 29, 2025 included $21 million and $32 million, respectively, of network optimization plan charges, $6 million and $12 million, respectively, of brand discontinuation charges and $23 million of plant closures and disposal charges. Chicken segment results for the six months ended March 30, 2024 included $39 million of plant closures and disposal charges and $24 million of insurance proceeds, net of costs incurred.
(d) Prepared Foods segment results for the six months ended March 29, 2025 included $25 million of network optimization plan charges. Prepared Foods segment results for the six months ended March 30, 2024 included $24 million of restructuring and related charges.
(e) International/Other results for the three and six months ended March 29, 2025 included $6 million and $11 million, respectively, of network optimization plan charges. International/Other results for the three and six months ended March 30, 2024 included $54 million and $80 million, respectively, of costs, net of insurance proceeds, related to a fire at our production facility in the Netherlands and subsequent decision to sell.
Beef Segment Results

in millions	Three Months Ended			Six Months Ended
	March 29, 2025	March 30, 2024	Change	March 29, 2025	March 30, 2024	Change
Sales	$5,196	$4,954	$242	$10,531	$9,977	$554
Sales volume change			(1.4)%			2.0%
Average sales price change			8.2%			4.5%
Operating income (loss)	$(258)	$(35)	$(223)	$(322)	$(241)	$(81)
Operating margin	(5.0)%	(0.7)%		(3.1)%	(2.4)%
Second quarter and six months – Fiscal 2025 vs Fiscal 2024
•Sales Volume - Sales volume decreased in the second quarter of fiscal 2025 primarily due to lower head harvested, partially offset by higher average carcass weights. Sales volume for the first six months increased primarily due to higher average carcass weights.
•Average Sales Price - Average sales price increased in the second quarter and first six months of fiscal 2025 primarily due to increased input costs and strong demand. The change in average sales price excludes a $93 million reduction of Sales from the recognition of a legal contingency accrual recorded in the second quarter of fiscal 2025.
•Operating Income (Loss) - Operating income decreased in the second quarter and first six months of fiscal 2025 as Beef margins remained compressed, partially offset by improved operational execution. Additionally, operating income for the second quarter and first six months of fiscal 2025 was impacted by the recognition of legal contingency accruals and network optimization plan charges.
Pork Segment Results

in millions	Three Months Ended			Six Months Ended
	March 29, 2025	March 30, 2024	Change	March 29, 2025	March 30, 2024	Change
Sales	$1,244	$1,486	$(242)	$2,861	$3,003	$(142)
Sales volume change			(3.8)%			(2.1)%
Average sales price change			4.3%			5.7%
Operating income (loss)	$(195)	$(1)	$(194)	$(136)	$38	$(174)
Operating margin	(15.7)%	(0.1)%		(4.8)%	1.3%

Second quarter and six months – Fiscal 2025 vs Fiscal 2024
•Sales Volume - Sales volume decreased in the second quarter and first six months of fiscal 2025 due to production decreases associated with a plant closure in 2024 which were partly offset by production increases at other facilities and higher average carcass weights.
•Average Sales Price - Average sales price increased in the second quarter and first six months of fiscal 2025 as demand for our pork products remained strong. The change in average sales price excludes a $250 million reduction of Sales from the recognition of a legal contingency accrual recorded in the second quarter of fiscal 2025.
•Operating Income (Loss) - Operating income (loss) decreased in the second quarter and first six months of fiscal 2025 due to compressed pork margins and the recognition of a legal contingency accrual in the second quarter of fiscal 2025, partially offset by lower operating costs, improved results in our live hog operations and lapping the impacts of plant closures and disposals recorded in the second quarter of fiscal 2024.
Chicken Segment Results

in millions	Three Months Ended			Six Months Ended
	March 29, 2025	March 30, 2024	Change	March 29, 2025	March 30, 2024	Change
Sales	$4,141	$4,065	$76	$8,206	$8,098	$108
Sales volume change			3.0%			2.2%
Average sales price change			(1.1)%			(0.9)%
Operating income	$262	$158	$104	$613	$335	$278
Operating margin	6.3%	3.9%		7.5%	4.1%
Second quarter and six months – Fiscal 2025 vs Fiscal 2024
•Sales Volume - Sales volume increased in the second quarter and first six months of fiscal 2025 primarily due to increased domestic production, partially offset by inventory growth.
•Average Sales Price - Average sales price decreased in the second quarter and first six months of fiscal 2025 primarily due to the impact of lower input costs.
•Operating Income - Operating income increased in the second quarter and first six months of fiscal 2025 driven by operational execution, improved volumes and $110 million and $265 million of net decreases in feed ingredient costs, respectively, which was partially offset by associated decreases in average sales price. Additionally, operating income in the second quarter was impacted by charges related to prior plant closures and disposals as well as network optimization plan charges. Operating income in the first six months of fiscal 2025 was impacted by reduced insurance proceeds, net of costs and network optimization plan charges, partially offset by lower plant closures and disposal charges.
Prepared Foods Segment Results

in millions	Three Months Ended			Six Months Ended
	March 29, 2025	March 30, 2024	Change	March 29, 2025	March 30, 2024	Change
Sales	$2,396	$2,404	$(8)	$4,869	$4,947	$(78)
Sales volume change			(2.6)%			(2.9)%
Average sales price change			2.3%			1.3%
Operating income	$244	$230	$14	$453	$473	$(20)
Operating margin	10.2%	9.6%		9.3%	9.6%
Second quarter and six months – Fiscal 2025 vs Fiscal 2024
•Sales Volume – Sales volume decreased in the second quarter and first six months of fiscal 2025 due to a challenging consumer environment.
•Average Sales Price – Average sales price increased in the second quarter and first six months of 2025 primarily due to the pass through of increased raw material costs.
•Operating Income – Operating income increased in the second quarter of 2025 primarily due to higher average sales price and lower selling, general and administrative costs and improved operational execution, partly offset by increased raw material costs. Operating income decreased in the first six months of fiscal 2025 primarily due to increased raw material costs and network optimization plan charges, partially offset by higher average sales price and lower freight costs, selling, general and administrative costs, restructuring and related charges and improved operational execution.

International/Other Results

in millions	Three Months Ended			Six Months Ended
	March 29, 2025	March 30, 2024	Change	March 29, 2025	March 30, 2024	Change
Sales	$566	$580	$(14)	$1,150	$1,162	$(12)
Operating income (loss)	47	(40)	87	72	(62)	134
Second quarter and six months – Fiscal 2025 vs Fiscal 2024
•Sales – Sales for the second quarter and first six months of fiscal 2025 were relatively flat.
•Operating Income (Loss) – Operating income increased in the second quarter and first six months of fiscal 2025 primarily due to improved performance and lapping the impacts of a production facility fire in the first quarter of fiscal 2024 and the subsequent decision to sell the facility, partly offset by network optimization charges.
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
Cash Flows from Operating Activities

in millions	Six Months Ended
	March 29, 2025	March 30, 2024
Net income	$380	$262
Non-cash items in net income	805	843
Net changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	28	116
(Increase) decrease in inventories	(229)	272
Increase (decrease) in accounts payable	(3)	(325)
Increase (decrease) in income taxes payable/receivable	(41)	57
Net changes in other operating assets and liabilities	(94)	(48)
Net cash provided by operating activities	$846	$1,177
•Non-cash items in net income primarily included depreciation and amortization of $700 million and $722 million for the six months ended March 29, 2025 and March 30, 2024, respectively.
•Cash provided by operating activities for the first six months of fiscal 2025 was $846 million, a decrease of $331 million compared to the first six months of fiscal 2024, as the $80 million of higher earnings, net of non-cash items, was more than offset by a $411 million decrease in cash provided by the net changes in operating assets and liabilities which was primarily impacted by:
•A decrease of $501 million due to an increase in inventory of $229 million in the first six months of fiscal 2025, compared to a decrease of $272 million in the first six months of fiscal 2024, primarily due to increased average cost of inventory and higher volume of livestock.
•A decrease of $98 million due to a decrease in income taxes payable/receivable of $41 million in the first six months of fiscal 2025, compared to an increase of $57 million in the first six months of fiscal 2024, primarily driven by an increase in tax payments as a result of higher taxable income associated with payments made in fiscal 2025 compared to fiscal 2024.
•Partially offset by:
•An increase of $322 million due to a decrease in accounts payable of $3 million during the first six months of fiscal 2025, compared to a decrease of $325 million in the first six months of fiscal 2024, primarily due to a reduction in accounts payable in fiscal 2024 associated with lower input costs.

Cash Flows from Investing Activities

in millions	Six Months Ended
	March 29, 2025	March 30, 2024
Additions to property, plant and equipment	$(464)	$(621)
Proceeds from sale of (purchases of) marketable securities, net	(3)	(1)
Acquisition of equity investments	(2)	(26)
Other, net	55	27
Net cash used for investing activities	$(414)	$(621)
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
Cash Flows from Financing Activities

in millions	Six Months Ended
	March 29, 2025	March 30, 2024
Proceeds from issuance of debt	$31	$2,327
Payments on debt	(816)	(308)
Proceeds from issuance of commercial paper	—	1,649
Repayments of commercial paper	—	(2,240)
Purchases of Tyson Class A common stock	(16)	(31)
Dividends	(349)	(342)
Stock options exercised	19	8
Other, net	(1)	(12)
Net cash (used for) provided by financing activities	$(1,132)	$1,051
•During the first six months of fiscal 2024, proceeds from issuance of debt included $750 million of proceeds from the term loan facility due May 2028, $600 million of proceeds from the 5.40% 2029 Notes and $900 million from the 5.70% 2034 Notes.
•Payments on debt during the six months ended March 29, 2025 and March 30, 2024 included payments of $750 million and $250 million, respectively, on our term loan due May 2026.
•Dividends paid during the six months ended March 29, 2025 reflected a 2% increase to our fiscal 2024 quarterly dividend rate.
Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available at March 29, 2025
Cash and cash equivalents					$992
Short-term investments					—
Revolving credit facility	September 2026	$2,250	—	—	2,250
Commercial paper					—
Total liquidity					$3,242
•Liquidity includes cash and cash equivalents, short-term investments and availability under our revolving credit, less the outstanding commercial paper balance.
•At March 29, 2025, we had current debt of $896 million, which we intend to pay with our existing cash balance, cash generated from our operating activities and other existing or new liquidity sources.
•The revolving credit facility supports our short-term funding needs and also serves to backstop our commercial paper program. We had no borrowings under the revolving credit facility during the six months ended March 29, 2025.

•On April 15, 2025, subsequent to the end of our second quarter of fiscal 2025, we terminated our existing revolving credit facility and entered into a new $2.5 billion revolving credit facility. The new revolving credit facility will mature, and the commitments thereunder will terminate, in April 2030 with options for two one-year extensions. Under the terms of this revolving credit facility, we have the option to establish incremental commitment increases of up to an aggregate amount of $500 million if certain conditions are met. The covenants and other terms of the new facility are generally consistent with those of the terminated facility.
•We expect net interest expense to approximate $375 million for fiscal 2025.
•Our current ratio was 1.7 to 1 at March 29, 2025 and 2.0 to 1 at September 28, 2024. The decrease in fiscal 2025 is primarily due to decreased cash and cash equivalents and increased current debt.
•At March 29, 2025, $646 million of our cash was held in the accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. We manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. We intend to repatriate excess cash (net of applicable withholding taxes) not subject to regulatory requirements and to indefinitely reinvest outside of the United States the remainder of cash held by foreign subsidiaries. We do not expect the regulatory restrictions or taxes on repatriation to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.
Capital Resources
Credit Facility
Cash flows from operating activities and cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $2.25 billion, to provide additional liquidity for working capital needs and to backstop our commercial paper program.
At March 29, 2025, amounts available for borrowing under our revolving credit facility totaled $2.25 billion. Our revolving credit facility is funded by a syndicate of 20 banks, with commitments ranging from $35 million to $175 million per bank.
Commercial Paper Program
Our commercial paper program provides a low-cost source of borrowing to fund general corporate purposes including working capital requirements. The maximum borrowing capacity under the commercial paper program is $1.5 billion. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. As of March 29, 2025, we had no commercial paper outstanding under this program.
In April 2025, subsequent to the end of our second quarter of fiscal 2025, we increased the aggregate maximum principal amount to $1.75 billion in conjunction with the execution of the new revolving credit facility. Our ability to access commercial paper in the future may be limited or its costs increased.
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
Revolving Credit Facility
Under the new revolving credit facility, the below table outlines the fees paid on the unused portion of the facility (“Facility Fee Rate”) and letter of credit fees and borrowings (“Borrowing Spread”) that corresponds to the applicable ratings levels from S&P and Moody’s. S&P's applicable rating is “BBB” and Moody’s applicable rating is “Baa2”.

Ratings Level (Moody’s/S&P)	Facility Fee Rate	Borrowing Spread
A3/A- or above	0.090%	0.785%
Baal/BBB+	0.100%	0.900%
Baa2/BBB (current level)	0.110%	1.015%
Baa3/BBB-	0.150%	1.100%
Ba1/BB+ or lower	0.200%	1.175%

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
We were in compliance with all debt covenants at March 29, 2025, and we expect that we will maintain compliance.
RECENTLY ISSUED/ADOPTED ACCOUNTING PRONOUNCEMENTS
Refer to the discussion of recently issued/adopted accounting pronouncements under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies.
CRITICAL ACCOUNTING ESTIMATES
We consider accounting policies related to: contingent liabilities; revenue recognition; accrued self-insurance; defined benefit pension plans; impairment of long-lived assets and definite life intangibles; impairment of goodwill and indefinite life intangible assets; business combinations; and income taxes to be critical accounting estimates. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024. Refer to Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies, for updates to our significant accounting policies during the six months ended March 29, 2025. These critical accounting policies require us to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes.
As further described in the impairment of goodwill and indefinite life intangible assets critical accounting estimate included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024, we assess goodwill and indefinite life assets for impairment at least annually as of the first day of the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our qualitative assessment for the first and second quarters of fiscal 2025 did not indicate that it was more likely than not the fair value of any of our reporting units or indefinite lived intangibles was less than the carrying amount, and as such, no quantitative test was deemed necessary. We consider reporting units and indefinite lived intangibles that have 20% or less excess fair value over carrying amount to have a heightened risk of impairment. The following reporting units and indefinite lived intangibles were considered at heightened risk of impairment as of the date of the most recent estimated fair value determination, which was in the fourth quarter of fiscal 2024: our Beef and Chicken segment reporting units, with total goodwill of approximately $0.3 billion and $3.0 billion, respectively, and one Prepared Foods brand with a carrying value of $0.5 billion.
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
Commodities Risk
We purchase certain commodities, such as grains and livestock, during normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily forwards and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. We generally do not hedge anticipated transactions beyond 18 months. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of March 29, 2025, and September 28, 2024, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted forward and option prices. The market risk exposure analysis included both derivatives designated as hedge instruments and derivatives not designated as hedge instruments.

Effect of 10% change in fair value		in millions
	March 29, 2025	September 28, 2024
Livestock:
Live Cattle	$73	$11
Lean Hogs	15	24
Grain:
Corn	26	11
Soybean Meal	14	16
Interest Rate Risk
At March 29, 2025, we had variable rate debt of $781 million with a weighted average interest rate of 6.2%. A hypothetical 10% increase in interest rates effective at March 29, 2025 would increase annualized interest expense by approximately $5 million.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At March 29, 2025, we had fixed-rate debt of $8,287 million with a weighted average interest rate of 4.8%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% change in interest rates would have changed the fair value of our fixed-rate debt by approximately $240 million at March 29, 2025 and $230 million at September 28, 2024. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
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
Foreign Currency Risk
We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Malaysian ringgit, the Mexican peso, and the Thai baht. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates related to the foreign exchange forward and option contracts would have had a $24 million and $25 million impact on pretax income at March 29, 2025, and September 28, 2024 respectively.
Concentration of Credit Risk
Refer to our market risk disclosures set forth in our Annual Report filed on Form 10-K for the fiscal year ended September 28, 2024, for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)). Based on that evaluation, the CEO and CFO have concluded that, as of March 29, 2025, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the quarter ended March 29, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

On June 19, 2005, the Attorney General and the Secretary of the Environment of the State of Oklahoma filed a complaint in the United States District Court for the Northern District of Oklahoma against Tyson Foods, Inc., three subsidiaries and six other poultry integrators. The complaint, which was subsequently amended, asserts a number of state and federal causes of action including, but not limited to, counts under the Comprehensive Environmental Response, Compensation, and Liability Act, Resource Conservation and Recovery Act, and state-law public nuisance theories. Oklahoma alleges that the defendants and certain contract growers who were not joined in the lawsuit polluted the surface waters, groundwater and associated drinking water supplies of the Illinois River Watershed through the land application of poultry litter. Oklahoma’s claims were narrowed through various rulings issued before and during trial and its claims for natural resource damages were dismissed by the district court in a ruling issued on July 22, 2009, which was subsequently affirmed on appeal by the Tenth Circuit Court of Appeals. A non-jury trial of the remaining claims including Oklahoma’s request for injunctive relief began on September 24, 2009. Closing arguments were held on February 11, 2010. On January 18, 2023, the district court entered Findings of Fact and Conclusions of Law in favor of the State of Oklahoma and directed the parties to confer in an attempt to reach an agreement on appropriate remedies by March 17, 2023. On March 17, 2023, the parties received a 90-day extension from the district court and continued to confer on appropriate remedies. On June 12, 2023, the court ordered the parties to mediation. The parties attended an in-person mediation on October 12, 2023, but were unable to reach a resolution. Defendants subsequently filed a post-trial motion to dismiss, which the court denied on June 26, 2024. The court convened an evidentiary hearing which concluded on December 17, 2024. The parties completed post-hearing briefing thereafter and await a decision from the court.
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
We are subject to risks associated with our international activities, which could negatively affect our sales to customers in foreign locations, as well as our operations and assets in such locations and in the United States
In fiscal 2024, we sold products to customers in approximately 140 countries. Major sales markets include Canada, Central America, Chile, China, the European Union, the United Kingdom, Japan, Mexico, Malaysia, the Middle East, Singapore, South Korea, Taiwan and Thailand. Our sales to customers in foreign countries for fiscal 2024 totaled $7.8 billion, of which $5.2 billion related to export sales from the United States. In addition, we had approximately $1.4 billion of long-lived assets located in foreign locations, primarily Brazil, China, the European Union, Malaysia, the Middle East and Thailand, at the end of fiscal 2024.
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
Changes in import and export policies, including trade restrictions, new or increased tariffs or quotas, and customs restrictions, could require us to change the way we conduct business, impose increased costs, and reduce demand for our products. Tariffs and trade disputes could increase the price of our goods in the affected countries and result in less or no demand. In addition, tariffs could affect the pricing of commodities and raw materials, and this could impose additional costs on us or on our suppliers, which could affect the costs and availability of sourcing. The extent and duration of tariffs is subject to change, and this could adversely affect general economic conditions. In times of economic uncertainty, consumers may purchase less products or shift to lower-priced offerings such as private-label goods, and this could adversely affect our product sales.
Negative consequences relating to these risks and uncertainties could limit our ability to transact business in one or more of the markets where we operate and could adversely affect our financial results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the three months ended March 29, 2025.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 29, 2024 - January 25, 2025	1,284	$56.25	—	7,301,400
January 26, 2025 - March 1, 2025	13,052	58.35	—	7,301,400
March 2, 2025 - March 29, 2025	687	60.88	—	7,301,400
Total	15,023	$58.29	—	7,301,400
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
(2)We purchased 15,023 shares during the period that were not made pursuant to our previously announced stock repurchase program but were purchased to fund certain Company obligations under our equity compensation plans.
(3)Shares purchased during the period pursuant to our previously announced stock repurchase program.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not Applicable.
Item 5.Other Information
Director and Officer Trading Arrangements
None of the Company's directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's quarter ended March 29, 2025.
Item 6.Exhibits
The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibit No.		Exhibit Description

10.1	* **	Form of First Amendment to Stock Incentive Award Agreement, effective March 7, 2025, pursuant to which restricted stock unit awards are granted under the Tyson Foods, Inc. Stock Incentive Plan.

31.1	**	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following information from our Quarterly Report on Form 10-Q for the quarter ended March 29, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Shareholders' Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104		Cover Page Interactive Data File formatted in iXBRL.

	*	Indicates a management contract or compensatory plan or arrangement.
	**	Filed herewith
	***	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: May 5, 2025	/s/ Curt T. Calaway
Curt T. Calaway
Chief Financial Officer

Date: May 5, 2025	/s/ Lori J. Bondar
Lori J. Bondar
Senior Vice President and Chief Accounting Officer