Form 10-Q
period 2025-06-28
TYSON FOODS, INC.
filed 2025-08-04
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 28, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 28, 2025.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	285,760,382
Class B Common Stock, $0.10 Par Value (Class B stock)	70,009,005
Class B stock is not listed for trading on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis.
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Sales	$13,884	$13,353	$40,581	$39,744
Cost of Sales	12,743	12,475	37,745	37,177
Gross Profit	1,141	878	2,836	2,567
Selling, General and Administrative	538	537	1,553	1,683
Goodwill Impairment	343	—	343	—
Operating Income	260	341	940	884
Other (Income) Expense:
Interest income	(15)	(36)	(57)	(60)
Interest expense	113	135	343	351
Other, net	(31)	(11)	(47)	(24)
Total Other (Income) Expense	67	88	239	267
Income before Income Taxes	193	253	701	617
Income Tax Expense	124	57	252	159
Net Income	69	196	449	458
Less: Net Income Attributable to Noncontrolling Interests	8	5	22	15
Net Income Attributable to Tyson	$61	$191	$427	$443
Net Income Per Share Attributable to Tyson:
Class A Basic	$0.18	$0.55	$1.23	$1.28
Class B Basic	$0.16	$0.49	$1.10	$1.14
Diluted	$0.17	$0.54	$1.20	$1.25
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net Income	$69	$196	$449	$458
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	(1)	(12)	3	(11)
Investments	1	—	—	2
Currency translation	64	(32)	(15)	(28)
Postretirement benefits	—	—	—	2
Total Other Comprehensive Income (Loss), Net of Taxes	64	(44)	(12)	(35)
Comprehensive Income	133	152	437	423
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	14	4	21	15
Comprehensive Income Attributable to Tyson	$119	$148	$416	$408
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	June 28, 2025	September 28, 2024
Assets
Current Assets:
Cash and cash equivalents	$1,547	$1,717
Accounts receivable, net	2,454	2,406
Inventories	5,436	5,195
Other current assets	422	433
Total Current Assets	9,859	9,751
Net Property, Plant and Equipment	9,081	9,442
Goodwill	9,468	9,819
Intangible Assets, net	5,683	5,875
Other Assets	2,373	2,213
Total Assets	$36,464	$37,100

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$886	$74
Accounts payable	2,373	2,402
Other current liabilities	2,431	2,311
Total Current Liabilities	5,690	4,787
Long-Term Debt	8,179	9,713
Deferred Income Taxes	2,217	2,285
Other Liabilities	1,910	1,801
Commitments and Contingencies (Note 14)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 378 million shares	38	38
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,665	4,597
Retained earnings	18,772	18,873
Accumulated other comprehensive income (loss)	(195)	(184)
Treasury stock, at cost – 92 million shares at June 28, 2025 and September 28, 2024	(4,949)	(4,941)
Total Tyson Shareholders’ Equity	18,338	18,390
Noncontrolling Interests	130	124
Total Shareholders’ Equity	18,468	18,514
Total Liabilities and Shareholders’ Equity	$36,464	$37,100
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended				Nine Months Ended
	June 28, 2025		June 29, 2024		June 28, 2025		June 29, 2024
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance at beginning and end of period	378	$38	378	$38	378	$38	378	$38

Class B Common Stock:
Balance at beginning and end of period	70	7	70	7	70	7	70	7

Capital in Excess of Par Value:
Balance at beginning of period		4,644		4,556		4,597		4,560
Stock-based compensation and other		21		22		68		18
Balance at end of period		4,665		4,578		4,665		4,578

Retained Earnings:
Balance at beginning of period		18,886		18,667		18,873		18,760
Net Income Attributable to Tyson		61		191		427		443
Dividends		(175)		(171)		(528)		(516)
Balance at end of period		18,772		18,687		18,772		18,687

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of period		(253)		(252)		(184)		(260)
Other comprehensive income (loss) attributable to Tyson		58		(43)		(11)		(35)
Balance at end of period		(195)		(295)		(195)		(295)

Treasury Stock:
Balance at beginning of period	91	(4,922)	91	(4,927)	92	(4,941)	92	(4,972)
Purchase of Class A common stock	—	(26)	—	(13)	—	(42)	—	(44)
Stock-based compensation	1	(1)	—	1	—	34	(1)	77
Balance at end of period	92	(4,949)	91	(4,939)	92	(4,949)	91	(4,939)

Total Shareholders’ Equity Attributable to Tyson		$18,338		$18,076		$18,338		$18,076

Equity Attributable to Noncontrolling Interests:
Balance at beginning of period		$131		$134		$124		$122
Net income attributable to noncontrolling interests		8		5		22		15
Distributions to noncontrolling interest		(15)		(11)		(15)		(11)
Business combinations		—		—		—		1
Currency translation and other		6		(2)		(1)		(1)
Total Equity Attributable to Noncontrolling Interests		$130		$126		$130		$126

Total Shareholders’ Equity		$18,468		$18,202		$18,468		$18,202
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	June 28, 2025	June 29, 2024
Cash Flows From Operating Activities:
Net income	$449	$458
Depreciation and amortization	1,029	1,082
Deferred income taxes	(61)	6
Gain on sale of storage facilities	(107)	—
Impairment of goodwill	343	—
Other, net	158	162
Net changes in operating assets and liabilities	(191)	265
Cash Provided by Operating Activities	1,620	1,973
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(691)	(884)
Purchases of marketable securities	(50)	(23)
Proceeds from sale of marketable securities	47	21
Proceeds from sale of storage facilities	252	—
Acquisition of equity investments	(5)	(28)
Other, net	42	60
Cash Used for Investing Activities	(405)	(854)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	63	2,391
Payments on debt	(876)	(347)
Proceeds from issuance of commercial paper	—	1,649
Repayments of commercial paper	—	(2,240)
Purchases of Tyson Class A common stock	(42)	(44)
Dividends	(524)	(513)
Stock options exercised	20	9
Other, net	(18)	(22)
Cash (Used for) Provided by Financing Activities	(1,377)	883
Effect of Exchange Rate Changes on Cash	(8)	(6)
(Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(170)	1,996
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	1,717	573
Cash and Cash Equivalents and Restricted Cash at End of Period	1,547	2,569
Less: Restricted Cash at End of Period	—	—
Cash and Cash Equivalents at End of Period	$1,547	$2,569
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
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature necessary to state fairly our financial position as of June 28, 2025 and the results of operations for the three and nine months ended June 28, 2025 and June 29, 2024. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
We consider reporting units and indefinite life intangible assets that have 20% or less excess fair value over carrying amount to have a heightened risk of impairment. During fiscal 2024, we determined the following reporting units and indefinite life intangible asset were considered at heightened risk of impairment: our Chicken segment reporting units and our Beef reporting unit with goodwill totaling $3.0 billion and $0.3 billion, respectively, and one Prepared Foods brand with a carrying value of $0.5 billion, with our Beef reporting unit having less than 10% of excess fair value above carrying value.
Our qualitative assessment for the first and second quarters of fiscal 2025 did not indicate that it was more likely than not the fair value of any of our reporting units or indefinite life intangible assets was less than the carrying amount, and as such, no quantitative test was deemed necessary. During the third quarter of fiscal 2025, our Beef reporting unit experienced lower than anticipated supply of market-ready cattle and an increased carrying amount primarily associated with higher cattle costs. Additionally, our latest forecasts now indicate the timing of the recovery of market-ready cattle associated with the anticipated cattle herd rebuilding will be longer than previously estimated. Consequently, based on our qualitative assessment, we determined the fair value of our Beef reporting unit may more likely than not be less than the carrying amount and proceeded to perform a quantitative assessment. Based on this quantitative assessment, we determined the fair value of our Beef reporting unit had decreased to below its carrying amount. Accordingly, we recognized a $343 million impairment to fully impair its goodwill. Our qualitative assessments for the third quarter of fiscal 2025 for all of our other reporting units and indefinite life intangible assets did not indicate that it was more likely than not the fair value was less than the carrying amount, and as such, no quantitative test was deemed necessary.
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
In December 2023, the FASB issued authoritative guidance to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is effective for annual reporting periods beginning after December 15, 2024, our fiscal 2026, and should be applied on a prospective basis with the option to apply retrospectively. We are currently evaluating the impact this guidance will have on disclosures in our consolidated financial statements.
In November 2023, the FASB issued authoritative guidance to improve the disclosures about a public entity's reportable segments and address requests from investors for additional, more detailed information about a reportable segment's expenses. The guidance is effective for annual reporting periods beginning after December 15, 2023, our fiscal 2025, and interim reporting periods within fiscal years beginning after December 15, 2024, our fiscal 2026. Amendments will be applied retrospectively to all prior periods presented in the financial statements. We will adopt this guidance and include the required disclosure in the notes to our annual consolidated financial statements for our fiscal year ending September 27, 2025.
In March 2023, the FASB issued authoritative guidance intended to address issues related to arrangements between entities under common control such as terms and conditions an entity should consider for determining whether a lease exists and the classification and accounting for that lease as well as accounting for leasehold improvements associated with leases between entities under common control. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2023, our fiscal 2025 and can be applied using either the prospective or retrospective approach. The adoption of this guidance did not have a material impact on our consolidated financial statements.
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
NOTE 2: INVENTORIES
Processed products, livestock and supplies and other are valued at the lower of cost or net realizable value. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, livestock grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories. At June 28, 2025, the cost of inventories was determined by either the first-in, first-out method or the weighted-average method, which is consistent with the methods used at September 28, 2024. Inventories are presented net of lower of cost or net realizable value adjustments of $106 million and $115 million as of June 28, 2025 and September 28, 2024, respectively.
The following table reflects the major components of inventory (in millions):

	June 28, 2025	September 28, 2024
Processed products	$2,985	$2,897
Livestock	1,608	1,460
Supplies and other	843	838
Total inventory	$5,436	$5,195

NOTE 3: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	June 28, 2025	September 28, 2024
Land	$205	$220
Buildings and leasehold improvements	6,973	6,981
Machinery and equipment	11,725	11,457
Land improvements and other	574	600
Buildings and equipment under construction	591	705
	20,068	19,963
Less accumulated depreciation	10,987	10,521
Net Property, Plant and Equipment	$9,081	$9,442
NOTE 4: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	June 28, 2025	September 28, 2024
Accrued salaries, wages and benefits	$812	$912
Taxes payable	256	210
Accrued current legal contingencies	431	349
Other	932	840
Total other current liabilities	$2,431	$2,311
NOTE 5: RESTRUCTURING AND RELATED CHARGES
Network Optimization Plan
In the first quarter of fiscal 2025, the Company initiated a network optimization plan to optimize our global operations and logistics network. We are reporting on actions approved through the end of the third quarter of fiscal 2025, including the estimated amounts for each major category of costs, as we are currently unable to make an estimate of the cost of the entire network optimization plan.
The Company approved additional actions in the third quarter of fiscal 2025 which increased the estimated charges related to actions approved through June 28, 2025 by $75 million, offset by a $107 million gain related to the sale of storage facilities. The additional estimated charges include asset write-offs, severance and related costs and contract and lease termination costs. Additionally, in the third quarter of fiscal 2025, we executed various long-term cold storage service agreements and the sale of multiple Tyson-owned and operated storage facilities which primarily support our Chicken and Prepared Foods segments. As a part of these agreements, we leased back the storage facilities for various periods ranging from approximately one to three years, and entered into long-term cold storage service agreements associated with several fully automated cold storage facilities. We expect this will reduce network complexity, streamline inventory flow, simplify processes and reduce operating expenses.
In the third quarter of fiscal 2025, we recognized income of $83 million related to the network optimization plan which included a gain of $107 million from the sale of storage facilities which was partially offset by charges of $24 million, and for the first nine months of fiscal 2025, we recognized net charges of $33 million. The charges primarily included the closure of two facilities in the Prepared Foods segment, a non-harvesting facility closure in the Beef segment and asset write-offs in the Chicken and Prepared Foods segments and International/Other. We anticipate we will recognize total pretax charges of $84 million related to actions approved through June 28, 2025, which include $51 million of charges that have resulted or will result in cash outflows and $89 million of non-cash charges. We have also received $252 million of proceeds in the first nine months of fiscal 2025 associated with the sale of storage facilities. We expect to incur costs related to the network optimization plan over a multi-year period and to incur additional charges in the future as additional actions are approved.

The following table reflects pretax (income) expense related to the network optimization plan in the third quarter of fiscal 2025 (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Total
Cost of Sales:
Severance and related costs	$—	$—	$1	$—	$—	$1
Accelerated depreciation	—	—	—	—	—	—
Asset write-offs	—	—	9	11	—	20
Contract and lease terminations	—	—	1	2	—	3
Gain on sale of storage facilities	—	—	(38)	(69)	—	(107)
Total Cost of Sales	$—	$—	$(27)	$(56)	$—	$(83)
The following table reflects pretax (income) expense related to the network optimization plan in the first nine months of fiscal 2025 (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Total
Cost of Sales:
Severance and related costs	$6	$—	$8	$2	$2	$18
Accelerated depreciation	38	—	1	—	—	39
Asset write-offs	3	—	31	34	9	77
Contract and lease terminations	1	—	1	2	—	4
Gain on sale of storage facilities	—	—	(38)	(69)	—	(107)
Total Cost of Sales	$48	$—	$3	$(31)	$11	$31

Selling, General and Administrative:
Severance and related costs	—	—	2	—	—	2
Total Selling, General and Administrative	$—	$—	$2	$—	$—	$2

Total	$48	$—	$5	$(31)	$11	$33
As of June 28, 2025, there was $33 million of network optimization plan liability, net of $13 million of payments during fiscal 2025.
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
As a result of the plant closures and disposals, we recorded $23 million of additional charges in the first nine months of fiscal 2025 related to contract termination costs, which will result in cash outflows, and $41 million and $155 million of charges in the third quarter and first nine months of fiscal 2024, respectively, primarily related to accelerated depreciation, severance, retention and related costs. The charges are reflected in the Consolidated Condensed Statements of Income in Cost of Sales. Included in the results for the first nine months of fiscal 2024 are $12 million of charges that have resulted or will result in cash outflows and $143 million of non-cash charges.
The following table reflects our liability related to plant closures as of June 28, 2025 (in millions):

	Balance at September 28, 2024	Plant Closure Charges	Payments	Balance at June 28, 2025
Contract termination	$98	$23	$(43)	$78
Severance and retention	5	—	(4)	1
Total	$103	$23	$(47)	$79

During the first quarter of fiscal 2024, we experienced a fire at a production facility in the Netherlands which is included in International/Other for segment presentation, and subsequently approved the sale of the facility. For the third quarter and first nine months of fiscal 2024, charges totaled $3 million and $83 million, respectively, primarily related to property, plant and equipment impairments, severance costs, inventory write-offs and clean-up costs, partially offset by insurance proceeds. The net charges are reflected in the Consolidated Condensed Statements of Income in Cost of Sales and, for the first nine months of fiscal 2024, included $30 million of charges that have resulted or will result in cash outflows and $58 million of non-cash charges, offset by $5 million of insurance proceeds. In the third quarter of fiscal 2025, we recognized additional net insurance proceeds of $14 million.
We continue to strategically evaluate optimization of such items as network capacity, manufacturing efficiencies and business technology. If we have a significant change in strategies, outlook, or a manner in which we plan to use these assets, we may experience future charges.
NOTE 6: DEBT
The major components of debt are as follows (in millions):

	June 28, 2025	September 28, 2024
Revolving credit facility	$—	$—
Commercial paper	—	—
Senior notes:
4.00% Notes due March 2026 (“2026 Notes”)	800	800
3.55% Notes due June 2027	1,350	1,350
7.00% Notes due January 2028	18	18
4.35% Notes due March 2029 (“2029 Notes”)	1,000	1,000
5.40% Notes due March 2029 ("5.40% 2029 Notes")	600	600
6.13% Notes due November 2032	157	157
5.70% Notes due March 2034 ("5.70% 2034 Notes")	900	900
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	500	500
4.55% Notes due June 2047	750	750
5.10% Notes due September 2048 (“2048 Notes”)	1,500	1,500
Discount on senior notes	(35)	(36)
Term loans:
Term loan facility due May 2026	—	750
Term loan facility due May 2028 (6.16% at June 28, 2025)	750	750
Finance Leases	147	126
Other	170	168
Unamortized debt issuance costs	(42)	(46)
Total debt	9,065	9,787
Less current debt	886	74
Total long-term debt	$8,179	$9,713
Revolving Credit Facility and Letters of Credit
We have a $2.5 billion revolving credit facility that supports short-term funding needs and serves as a backstop to our commercial paper program. The facility will mature and the commitments thereunder will terminate in April 2030 with options for two one-year extensions. At June 28, 2025, amounts available for borrowing under this facility totaled $2.5 billion and we had no outstanding borrowings and no outstanding letters of credit issued under this facility. At June 28, 2025, we had $85 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs and other legal obligations. In the future, if any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility.
On April 15, 2025, we terminated our previously existing revolving credit facility and entered into a new $2.5 billion revolving credit facility. The new revolving credit facility will mature, and the commitments thereunder will terminate, in April 2030 with options for two one-year extensions. Under the terms of the revolving credit facility, we have the option to establish incremental commitment increases of up to an aggregate amount of $500 million if certain conditions are met. The covenants and other terms of the new facility are generally consistent with those of the terminated facility.

Commercial Paper Program
We have a commercial paper program under which we may issue unsecured short-term promissory notes up to an aggregate maximum principal amount of $1.75 billion. As of June 28, 2025, we had no commercial paper outstanding. Our ability to access commercial paper in the future may be limited or its costs increased.
In April 2025, we increased the aggregate maximum principal amount to $1.75 billion in conjunction with the execution of the new revolving credit facility.
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
We were in compliance with all debt covenants at June 28, 2025.
NOTE 7: EQUITY
Share Repurchases
As of June 28, 2025, 6.9 million shares remained available for repurchase under the Company's share repurchase program. The program has no fixed or scheduled termination date, and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans. A summary of share repurchases of our Class A stock is as follows (in millions):

	Three Months Ended				Nine Months Ended
	June 28, 2025		June 29, 2024		June 28, 2025		June 29, 2024
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	0.4	$23	—	$—	0.4	$23	—	$—
To fund certain obligations under equity compensation plans	—	3	0.2	13	0.3	19	0.8	44
Total share repurchases	0.4	$26	0.2	$13	0.7	$42	0.8	$44

NOTE 8: INCOME TAXES
Our effective tax rates were 64.5% and 22.9% for the third quarter of fiscal 2025 and 2024, respectively, and 36.0% and 25.9% for the first nine months of fiscal 2025 and 2024, respectively. In all periods presented, the effective tax rates were higher than the federal statutory tax rate due to state taxes. Additionally, the effective tax rates for the third quarter and first nine months of fiscal 2025 were increased by the impact of a $343 million non-deductible goodwill impairment and decreased by foreign valuation allowance releases. The effective tax rates for the third quarter and first nine months of fiscal 2024 were higher than the federal statutory tax rate due to the impact of foreign losses for which a tax benefit cannot be recognized, offset by a $9 million benefit from the remeasurement of deferred income taxes, primarily due to legislation decreasing state tax rates enacted in the third quarter of fiscal 2024.
Unrecognized tax benefits were $159 million and $151 million at June 28, 2025 and September 28, 2024, respectively.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are in the process of evaluating the impact of the OBBBA on our consolidated financial statements and will reflect the changes in our annual period ending September 27, 2025, as required by accounting principles generally accepted in the United States.
In December 2021, we received an assessment from the Mexican tax authorities related to the 2015 sale of our direct and indirect equity interests in subsidiaries which held our Mexico operations. The assessment totals approximately $485 million (9.2 billion Mexican pesos), which includes tax, inflation adjustment, interest and penalties as of June 28, 2025. Additionally, the purchaser in the transaction also received an assessment from the Mexican tax authorities related to the sale of the indirect equity interests, which was affirmed in January 2025 by a circuit court in Mexico, but remains subject to potential further judicial review under a petition filed by the purchaser. The transaction agreement contains certain mutual indemnification provisions, and both parties have provided notice of indemnification claims to the other party. The purchaser has not indicated the total amount it seeks in indemnification from us in its notice of indemnification claim. We believe any final assessment levied against and collected from the purchaser should prohibit potential assessment against us related to the sale of these same indirect equity interests because the Mexican tax authorities cannot collect twice for the same alleged underlying tax liability. We do not reasonably expect that the total amount sought in indemnification could exceed our assessment total at this time. In addition, we further believe the assertions made in the assessment against us with respect to the sale of both our direct and indirect equity interests have no merit and will defend our positions through the Mexican administrative appeal process and litigation, if necessary. Based on our analysis of our assessment in accordance with FASB guidance related to unrecognized tax benefits, we have not recorded a liability related to our assessment. Additionally, we have not recorded a liability for the indemnification claim from the purchaser, because we do not believe a loss is probable, or that a range of possible loss, if any, is reasonably estimable at this time, because we believe we have valid and meritorious defenses against the claim.

NOTE 9: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Numerator:
Net income	$69	$196	$449	$458
Less: Net income attributable to noncontrolling interests	8	5	22	15
Net income attributable to Tyson	61	191	427	443
Less dividends declared:
Class A	144	140	433	423
Class B	31	31	95	93
Undistributed earnings (losses)	$(114)	$20	$(101)	$(73)

Class A undistributed earnings (losses)	$(94)	$16	$(83)	$(60)
Class B undistributed earnings (losses)	(20)	4	(18)	(13)
Total undistributed earnings (losses)	$(114)	$20	$(101)	$(73)

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	285	284	285	284
Class B weighted average shares	70	70	70	70

Denominator for diluted earnings per share:
Class A weighted average shares	285	284	285	284
Class B weighted average shares under the if-converted method for diluted earnings per share	70	70	70	70
Effect of dilutive securities: Stock options, restricted stock and performance units	2	2	2	1
Denominator for diluted earnings per share – weighted average shares and assumed conversions	357	356	357	355

Net income per share attributable to Tyson:
Class A basic	$0.18	$0.55	$1.23	$1.28
Class B basic	$0.16	$0.49	$1.10	$1.14
Diluted	$0.17	$0.54	$1.20	$1.25
Dividends Declared Per Share:
Class A	$0.500	$0.490	$1.510	$1.480
Class B	$0.450	$0.441	$1.359	$1.332
Approximately 6 million of our stock-based compensation shares were antidilutive for the three and nine months ended June 28, 2025, respectively. Approximately 5 million and 7 million of our stock-based compensation shares were antidilutive for the three and nine months ended June 29, 2024, respectively. These shares were not included in the diluted earnings per share calculation.
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

NOTE 10: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs and risks are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize various industry-standard models that take into account the implicit cost of hedging. Credit risks associated with our derivative contracts are not significant as we minimize counterparty exposure by dealing with credit-worthy counterparties and utilizing exchange traded instruments, margin accounts or letters of credit. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at June 28, 2025.
We had the following net aggregated outstanding notional amounts related to our derivative financial instruments:

in millions, except soybean meal tons	Metric	June 28, 2025	September 28, 2024
Commodity:
Corn	Bushels	62	29
Soybean Meal	Tons	1,102,200	623,400
Live Cattle	Pounds	690	136
Lean Hogs	Pounds	315	351
Foreign Currency	United States dollar	$226	$245
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
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes as well as interest rates to our variable rate debt. For the derivative instruments we designate and qualify as a cash flow hedge, the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Based on market prices as of June 28, 2025, we have net pretax losses of $6 million for our commodity contracts, which are expected to be reclassified into earnings within the next twelve months. Additionally, we have $9 million of realized losses related to treasury rate locks in connection with the issuance of the 2026, 2029 and 2048 Notes, which will be reclassified to earnings over the lives of these notes. During the three and nine months ended June 28, 2025 and June 29, 2024, we did not reclassify significant pretax gains or losses into earnings as a result of the discontinuance of cash flow hedges. The following table sets forth the pretax impact of cash flow hedge derivative instruments recognized in Other Comprehensive Income (in millions):

	Three Months Ended		Nine Months Ended
Gain (Loss) Recognized in OCI on Derivatives	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Cash flow hedge - derivatives designated as hedging instruments:
Commodity contracts	$(5)	$(16)	$(20)	$(16)
Fair Value Hedges
We designate certain derivative contracts as fair value hedges of firm commitments to purchase livestock for harvest. Our objective of these hedges is to minimize the risk of changes in fair value created by fluctuations in commodity prices associated with fixed price livestock firm commitments. For these derivative instruments we designate and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the same period. We include the gain or loss on the hedged items (e.g., livestock purchase firm commitments) in the same line item, Cost of Sales, as the offsetting gain or loss on the related livestock forward position. Ineffectiveness related to fair value hedges was not significant for the three and nine months ended June 28, 2025, and June 29, 2024. The following table sets forth the carrying amount of fair value hedge (assets) liabilities as of June 28, 2025 and September 28, 2024 (in millions):

Consolidated Condensed Balance Sheets Classification	June 28, 2025	September 28, 2024
Inventory	$45	$(3)

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
Reclassification to Earnings
The following table sets forth the total amounts of each income and expense line item presented in the Consolidated Condensed Statements of Income in which the effects of hedges are recorded (in millions):

Consolidated Condensed Statements of Income Classification	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Cost of Sales	$12,743	$12,475	$37,745	$37,177
Interest Expense	113	135	343	351
Other, net	(31)	(11)	(47)	(24)
The following table sets forth the pretax impact of the cash flow, fair value and undesignated derivative instruments in the Consolidated Condensed Statements of Income (in millions):

Consolidated Condensed Statements of Income Classification		Three Months Ended		Nine Months Ended
		June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Cost of Sales	Gain (Loss) on cash flow hedges reclassified from OCI to earnings:
	Commodity contracts	$(3)	$2	$(22)	$5
	Gain (Loss) on fair value hedges:
	Commodity contracts (a)	(24)	—	(43)	—
	Gain (Loss) on derivatives not designated as hedging instruments:
	Commodity contracts	8	4	15	(50)
Total		$(19)	$6	$(50)	$(45)

Interest Expense	Gain (Loss) on cash flow hedges reclassified from OCI to earnings:
	Interest rate contracts	$(1)	$—	$(2)	$(1)

Other, net	Gain (Loss) on derivatives not designated as hedging instruments:
	Foreign exchange contracts	$(5)	$(2)	$1	$(2)
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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

June 28, 2025	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$1	$—	$—	$1
Undesignated	—	84	—	(19)	65
Available-for-sale securities (current)	—	—	1	—	1
Other Assets:
Available-for-sale securities (non-current)	—	89	26	—	115
Deferred compensation assets	17	484	—	—	501
Total assets	$17	$658	$27	$(19)	$683

Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$70	$—	$(70)	$—
Undesignated	—	135	—	(115)	20
Total liabilities	$—	$205	$—	$(185)	$20

September 28, 2024	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$15	$—	$(2)	$13
Undesignated	—	79	—	2	81
Available-for-sale securities (current)	—	10	—	—	10
Other Assets:
Available-for-sale securities (non-current)	—	75	28	—	103
Deferred compensation assets	22	461	—	—	483
Total assets	$22	$640	$28	$—	$690

Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$19	$—	$(19)	$—
Undesignated	—	71	—	(35)	36
Total liabilities	$—	$90	$—	$(54)	$36
(a) Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. Additionally, at June 28, 2025, and September 28, 2024, we had $166 million and $54 million, respectively, of net cash collateral with various counterparties where master netting arrangements exist and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Nine Months Ended
	June 28, 2025	June 29, 2024
Balance at beginning of year	$28	$30
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	—	1
Purchases	7	3
Issuances	—	—
Settlements	(8)	(5)
Balance at end of period	$27	$29
Total gains (losses) for the nine month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—
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
Available-for-Sale Securities
Our investments in marketable debt securities are classified as available-for-sale and are reported at fair value based on pricing models and quoted market prices adjusted for credit and non-performance risk. Short-term investments with maturities of less than 12 months are included in Other current assets in the Consolidated Condensed Balance Sheets. All other marketable debt securities are included in Other Assets in the Consolidated Condensed Balance Sheets and have maturities ranging up to 44 years.
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
The following table sets forth our available-for-sale securities’ amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	June 28, 2025			September 28, 2024
	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)
Available-for-sale securities:
Debt securities:
U.S. treasury and agency	$90	$89	$(1)	$86	$85	$(1)
Corporate and asset-backed	27	27	—	28	28	—
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

We consider many factors in determining whether a loss is credit-related, including the financial condition and near-term prospects of the issuer, borrower repayment characteristics for asset-backed securities, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no direct write-offs or allowances for credit losses in earnings for the nine months ended June 28, 2025, and June 29, 2024.
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
In the third quarter of fiscal 2025, we recorded a goodwill impairment charge of $343 million in our Beef segment. We estimated the fair value of our reporting units utilizing various valuation techniques, with the primary technique being a discounted cash flow method, which incorporated significant unobservable Level 3 inputs. Additionally, in the third quarter of fiscal 2025, we recorded a fixed asset impairment charge of $19 million as a result of our decision to sell a storage facility, and during the nine months ended June 29, 2024, we recorded a fixed asset impairment charge of $28 million as a result of our decision to sell our Netherlands facility. These charges were recorded in Cost of Sales in the Consolidated Condensed Statements of Income and were derived using Level 3 inputs and were driven by management's estimate of the potential proceeds from the disposal of the assets. We did not have any other significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the nine months ended June 28, 2025 and June 29, 2024.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	June 28, 2025		September 28, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total debt	$8,755	$9,065	$9,638	$9,787

NOTE 12: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after-tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended						Nine Months Ended
	June 28, 2025			June 29, 2024			June 28, 2025			June 29, 2024
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to interest expense	$1	$(1)	$—	$—	$—	$—	$2	$(1)	$1	$1	$—	$1
(Gain) loss reclassified to cost of sales	3	—	3	—	—	—	22	(5)	17	—	—	—
Unrealized gain (loss)	(5)	1	(4)	(16)	4	(12)	(20)	5	(15)	(16)	4	(12)

Investments:
Unrealized gain (loss)	1	—	1	1	(1)	—	—	—	—	3	(1)	2

Currency translation:
Translation adjustment(a)	66	(2)	64	(32)	—	(32)	(19)	1	(18)	(28)	—	(28)
Translation loss reclassified to cost of sales	—	—	—	—	—	—	3	—	3	—	—	—

Postretirement benefits:
Unrealized gain (loss)	—	—	—	—	—	—	—	—	—	3	(1)	2
Total other comprehensive income (loss)	$66	$(2)	$64	$(47)	$3	$(44)	$(12)	$—	$(12)	$(37)	$2	$(35)
(a) Before and after tax translation adjustment for the three and nine months ended June 28, 2025 included $6 million and $(1) million of Comprehensive Income (Loss) Attributable to Noncontrolling Interests, respectively. Before and after tax translation adjustment for the three months ended June 29, 2024 included $(1) million of Comprehensive Income (Loss) Attributable to Noncontrolling Interests, there was no before and after tax translation adjustment for the nine months ended June 29, 2024.
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
Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Sales:
Beef	$5,603	$5,241	$16,134	$15,218
Pork	1,506	1,462	4,367	4,465
Chicken	4,220	4,076	12,426	12,174
Prepared Foods	2,515	2,432	7,384	7,379
International/Other	557	582	1,707	1,744
Intersegment	(517)	(440)	(1,437)	(1,236)
Total Sales	$13,884	$13,353	$40,581	$39,744

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Operating Income (Loss):
Beef(a)	$(494)	$(69)	$(816)	$(310)
Pork(b)	36	(62)	(100)	(24)
Chicken(c)	367	244	980	579
Prepared Foods(d)	302	203	755	676
International/Other(e)	49	25	121	(37)
Total Operating Income (Loss)	260	341	940	884

Total Other (Income) Expense	67	88	239	267

Income before Income Taxes	$193	$253	$701	$617
(a) Beef segment results for the three and nine months ended June 28, 2025 included $343 million of goodwill impairment. Additionally, Beef segment results for the nine months ended June 28, 2025 included a $93 million legal contingency accrual, recognized as a reduction to Sales and $48 million in network optimization plan charges, recognized in Cost of Sales. Beef segment results for the nine months ended June 29, 2024 included $41 million of costs related to plant closures and disposals and a $45 million legal contingency accrual, recognized in Cost of Sales.
(b) Pork segment results for the nine months ended June 28, 2025 included a $250 million legal contingency accrual, recognized as a reduction to Sales. Pork segment results for the three and nine months ended June 29, 2024 included $39 million and $73 million, respectively, of costs related to plant closures and disposals, recognized in Cost of Sales. Additionally, Pork segment results for the three and nine months ended June 29, 2024 included $45 million and $73 million, respectively, related to the recognition of legal contingency accruals, of which the amount recognized in the third quarter of fiscal 2024 was a reduction to Sales and the remainder was recognized in Cost of Sales.
(c) Chicken segment results for the three and nine months ended June 28, 2025 included $5 million and $17 million, respectively, of brand discontinuation charges, recognized in Selling, General and Administrative, and network optimization plan income, net of charges, of $27 million, and network optimization plan charges, net of income, of $5 million, respectively, primarily recognized in Cost of Sales. Chicken segment results for the nine months ended June 28, 2025 included costs related to plant closures and disposals of $23 million, recognized in Cost of Sales. Chicken segment results for the three and nine months ended June 29, 2024 included $2 million and $41 million, respectively, of costs related to plant closures and disposals and $5 million of production facility fire costs incurred, net of insurance proceeds, and $19 million of insurance proceeds, net of costs incurred, respectively, recognized in Cost of Sales. Chicken segment results for the three and nine months ended June 29, 2024 included a $56 million legal contingency accrual, recognized in Costs of Sales.
(d) Prepared Foods segment results for the three and nine months ended June 28, 2025 included $56 million and $31 million, respectively, in network optimization plan income, net of charges, recognized in Cost of Sales. Prepared Foods segment results for the nine months ended June 29, 2024 included restructuring and related charges of $24 million, primarily recognized in Selling, General and Administrative.

(e) International/Other results for the three and nine months ended June 28, 2025 included $14 million of insurance proceeds, net of costs, related to a fire at our production facility in the Netherlands and subsequent decision to sell and $6 million in proceeds related to a China plant relocation remuneration, recognized in Cost of Sales. International/Other results for the nine months ended June 28, 2025 included $11 million in network optimization plan charges, recognized in Cost of Sales. International/Other results for the three and nine months ended June 29, 2024 included $3 million and $83 million, respectively, of costs, net of insurance proceeds, related to a fire at our production facility in the Netherlands and subsequent decision to sell, recognized in Cost of Sales.
The following tables further disaggregate our sales to customers by major distribution channels (in millions):

	Three months ended June 28, 2025
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Total External Customers	Intersegment	Total
Beef	$2,786	$1,508	$529	$642	$5,465	$138	$5,603
Pork	453	152	274	274	1,153	353	1,506
Chicken	1,698	1,698	277	521	4,194	26	4,220
Prepared Foods	1,457	914	70	74	2,515	—	2,515
International/Other	—	—	557	—	557	—	557
Intersegment	—	—	—	—	—	(517)	(517)
Total	$6,394	$4,272	$1,707	$1,511	$13,884	$—	$13,884

	Three months ended June 29, 2024
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Total External Customers	Intersegment	Total
Beef	$2,566	$1,318	$707	$541	$5,132	$109	$5,241
Pork	464	141	322	228	1,155	307	1,462
Chicken	1,720	1,567	256	509	4,052	24	4,076
Prepared Foods	1,434	876	58	64	2,432	—	2,432
International/Other	—	—	582	—	582	—	582
Intersegment	—	—	—	—	—	(440)	(440)
Total	$6,184	$3,902	$1,925	$1,342	$13,353	$—	$13,353

	Nine months ended June 28, 2025
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Total External Customers	Intersegment	Total
Beef	$8,090	$4,215	$1,774	$1,697	$15,776	$358	$16,134
Pork	1,449	404	921	589	3,363	1,004	4,367
Chicken	5,142	4,911	816	1,482	12,351	75	12,426
Prepared Foods	4,356	2,665	180	183	7,384	—	7,384
International/Other	—	—	1,707	—	1,707	—	1,707
Intersegment	—	—	—	—	—	(1,437)	(1,437)
Total	$19,037	$12,195	$5,398	$3,951	$40,581	$—	$40,581

	Nine months ended June 29, 2024
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Total External Customers	Intersegment	Total
Beef	$7,330	$3,920	$2,001	$1,668	$14,919	$299	$15,218
Pork	1,374	379	1,050	797	3,600	865	4,465
Chicken	5,188	4,782	698	1,434	12,102	72	12,174
Prepared Foods	4,336	2,733	168	142	7,379	—	7,379
International/Other	—	—	1,744	—	1,744	—	1,744
Intersegment	—	—	—	—	—	(1,236)	(1,236)
Total	$18,228	$11,814	$5,661	$4,041	$39,744	$—	$39,744

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
(d) Includes external sales to industrial food processing companies that further process our product to sell to end consumers and any remaining sales not included in the Retail, Foodservice or International categories. Additionally, during the nine months ended June 28, 2025, Beef and Pork segments included a $93 million and $250 million reduction in Other, respectively, due to the recognition of legal contingency accruals. For the nine months ended June 29, 2024, the Pork segment included a $45 million reduction in Other due to the recognition of a legal contingency accrual.
NOTE 14: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of grower loans, which are substantially collateralized by the underlying assets. The remaining terms of the underlying obligations cover periods up to 7 years, and the maximum potential amount of future payments as of June 28, 2025, was not significant. The likelihood of material payments under these guarantees is not considered probable. At June 28, 2025 and September 28, 2024, no significant liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum commitment associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum commitment as of June 28, 2025 was approximately $240 million. At June 28, 2025 and September 28, 2024, we did not have significant net receivables outstanding under these programs.
When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. These funds are generally considered restricted cash, which is reported in the Consolidated Condensed Balance Sheets in Other Assets. We had no deposits at June 28, 2025 and September 28, 2024. Additionally, under certain agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At June 28, 2025, the total amount under these types of arrangements totaled $852 million.
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
On February 11, 2025, the Court denied the defendants’ motion to dismiss the allegations brought by the Track Two plaintiffs. On March 7, 2025, the Court lifted the stay of discovery that had applied to the Track Two claims, with fact discovery currently ongoing. The Court entered a case schedule under which the first Track Two trial will begin on April 5, 2027.
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

During the three and nine months ended June 28, 2025 and June 29, 2024 the Company did not record any contingency accruals for claims related to these matters. Additionally, during the first nine months of fiscal 2025 and 2024, the Company reduced its total recorded legal contingency accrual by $22 million and $92 million, respectively, for amounts it had paid related to these matters. At June 28, 2025 and September 28, 2024, the legal contingency accrual for claims related to the Broiler Antitrust Civil Litigation matters described above was $64 million and $86 million, respectively. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time.
Broiler Chicken Grower Litigation and Investigation
On January 27, 2017 and March 26, 2017, putative class action complaints were filed against us and certain of our poultry subsidiaries, as well as several other vertically integrated poultry processing companies, in the United States District Court for the Eastern District of Oklahoma styled In re Broiler Chicken Grower Litigation. The plaintiffs allege, among other things, that the defendants colluded not to compete for broiler raising services “with the purpose and effect of fixing, maintaining, and/or stabilizing grower compensation below competitive levels.” The plaintiffs also allege that the defendants “agreed to share detailed data on [g]rower compensation with one another, with the purpose and effect of artificially depressing [g]rower compensation below competitive levels.” The plaintiffs contend these alleged acts constitute violations of the Sherman Antitrust Act and Section 202 of the Grain Inspection, Packers and Stockyards Act of 1921. The plaintiffs are seeking treble damages, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative class. Additional named plaintiffs filed similar class action complaints in federal district courts in North Carolina, Colorado, Kansas and California. All actions were subsequently consolidated in the Eastern District of Oklahoma. In June 2021, we reached an agreement to settle with the putative class of broiler chicken farmers all claims raised in this consolidated action on terms not material to the Company. The Court granted preliminary approval of the settlement on August 23, 2021 and final approval on February 18, 2022, and the Company paid the settlement during fiscal 2022. On July 1, 2025, a similar class of growers filed a putative class action complaint in the same federal district court against certain poultry processing companies not named as defendants in the Broiler Chicken Grower Litigation and arising from a similar set of allegations. The Company is not a defendant in this case and does not expect to be named as a defendant.
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
The Offices of the Attorney General in New Mexico and Alaska have filed complaints against us and certain of our pork subsidiaries, as well as several other pork processing companies and Agri Stats. The complaints are based on allegations similar to those asserted in the Pork Antitrust Civil Litigation and allege violations of state antitrust, unfair trade practice, and unjust enrichment laws based on allegations of conspiracies to exchange information and manipulate the supply of pork. On October 18, 2024, we reached a settlement with the State of Alaska to resolve all claims made against the Company for an immaterial amount. The court approved the settlement on January 7, 2025. On May 9, 2025, the Company reached an agreement in principle with the State of New Mexico to resolve all claims made against the Company for an immaterial amount. This agreement remains subject to Court approval. While the Company believes it has meritorious defenses to the claims that have been made, we believe that this settlement is in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation.
In the third quarter of fiscal 2024, we filed and joined motions for summary judgment. On March 31, 2025, the court denied those summary judgment motions as to the claims against the Company. The Company anticipates multiple trials in this matter in various federal districts, with various classes of plaintiffs as well as opt-out plaintiffs, with the first trial expected to begin in the first quarter of fiscal 2026. While we believe we have valid and meritorious defenses to the claims that have been made in the Pork Antitrust Civil Litigation and the related Attorney General matters, we are exploring the possibility of entering into settlements as a way to avoid the uncertainty, risk, expense and distraction of protracted litigation. On April 11, 2025, the Company reached an agreement in principle with the direct purchase class plaintiffs to settle their claims in this matter for an aggregate of $50 million. On April 28, 2025, the Court granted preliminary approval of this settlement.

During the second quarter of fiscal 2025, the Company increased the contingency accrual for claims related to this matter by $250 million, and during the first nine months of fiscal 2025, the Company made $50 million of payments. At June 28, 2025 and September 28, 2024, the legal contingency accrual for claims related to the Pork Antitrust Civil Litigation matter described above was $245 million and $45 million, respectively. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time. However, if facts and circumstances of the matter or assumptions based on present conditions used to determine our estimated liability were to significantly change, we may be exposed to additional material losses.
Beef Antitrust Litigation and Related Matters
Beginning on April 23, 2019, a series of class action complaints were filed against us and our beef and pork subsidiary, Tyson Fresh Meats, Inc. (“Tyson Fresh Meats”), as well as other beef packer defendants, in various federal district courts, including the United States District Court for the Northern District of Illinois, the United States District Court for the District of Minnesota, and the United States District Court for the District of Kansas, by putative classes of direct purchasers, cattle ranchers, indirect purchasers, and indirect cattle producers. The putative classes in these cases allege that the defendants engaged in one or more conspiracies beginning in roughly January 2015 with the aim of reducing fed cattle prices, manipulating the price of live cattle futures and options traded on the Chicago Mercantile Exchange, artificially increasing the cost of beef, and reducing the price of cows, cattle, calves, steers or heifers. The putative classes allege that this conduct violated federal antitrust laws, the Grain Inspection, Packers and Stockyards Act of 1921, the Commodities Exchange Act, and various state unfair competition, consumer protection, and unjust enrichment laws. Their complaints seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. Since the original filing, certain putative class members have opted out of the matter and are proceeding with individual direct actions making similar claims, and others may do so in the future. These cases have been transferred to the United States District Court for the District of Minnesota for pretrial purposes. The fact discovery phase ended in early April 2025, and the parties are now engaged in expert discovery. Additionally, the putative classes filed motions for class certification on September 25, 2024, which remain pending before the court.
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
Accordingly, during the second quarter of fiscal 2025, we recorded a legal contingency accrual of $93 million for claims related to the Beef Antitrust Civil Litigation matter, which remains outstanding as of June 28, 2025. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time. However, if facts and circumstances of the matter or assumptions based on present conditions used to determine our estimated liability were to significantly change, we may be exposed to additional material losses.

Wage Rate Litigation and Related Matters
Poultry. On August 30, 2019, a putative class of non-supervisory production and maintenance employees at chicken processing plants in the continental United States filed class action complaints against us and certain of our subsidiaries, as well as several other poultry processing companies, in the United States District Court for the District of Maryland. The plaintiffs allege that the defendants directly and through a wage survey and benchmarking service exchanged information regarding labor rates in an effort to depress and fix the rates of wages for non-supervisory production and maintenance workers in violation of federal antitrust laws. Additional lawsuits making similar allegations were consolidated including an amended consolidated complaint containing additional allegations concerning turkey processing plants naming additional defendants. On May 10, 2024 and June 3, 2024, the Company participated in mediation with the putative class plaintiffs. Following the mediation, on June 14, 2024, the Company reached an agreement in principle with the putative class plaintiffs to settle all claims in the case for an aggregate amount of $115.5 million. On February 11, 2025, the court entered an order granting preliminary approval of the settlement. If the court grants final approval to the settlement, it will completely resolve all claims made against the Company in this matter. While we believe we have valid and meritorious defenses against the allegations, we believe that the proposed settlement is in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation. At September 28, 2024, the legal contingency accrual for claims related to the Poultry wage rate litigation matter described above was $116 million. During the first nine months of fiscal 2025 settlement payments of the accrued amount were paid as a result of the preliminary court approval.
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
For a tax-related matter involving the Company, refer to Part I, Item 1. Notes to the Consolidated Condensed Financial Statements, Note 8: Income Tax.

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
Overview
General
Sales grew 4%, or $531 million in the third quarter of fiscal 2025, driven by sales growth across each of our segments. Operating income of $260 million for the third quarter of fiscal 2025 was down 24% as compared to the third quarter of fiscal 2024, as we experienced greater operating losses in our Beef segment, partially offset by higher operating income in our Pork, Chicken and Prepared Foods segments. In the third quarter of fiscal 2025, our operating income was impacted by $343 million of goodwill impairment charges, partially offset by $83 million of income, net of charges, related to the Company's network optimization plan and related gain on the sale of storage facilities. In the third quarter of fiscal 2024, our operating income was impacted by $101 million in legal contingency accruals and $41 million in plant closures and disposal charges.
Sales grew 2%, or $837 million, in the first nine months of fiscal 2025, driven by increased sales in our Beef, Chicken and Prepared Foods segments, partially offset by decreased sales in our Pork segment. Operating income of $940 million for the first nine months of fiscal 2025 was up 6% compared to the first nine months of fiscal 2024 as we experienced higher operating income in our Chicken and Prepared Foods segments and International/Other, partially offset by lower operating income in our Beef and Pork segments. In the first nine months of fiscal 2025, our operating income was impacted by $343 million of goodwill impairment charges, $343 million of legal contingency accruals, $33 million of charges related to the network optimization plan and $23 million of plant closures and disposal charges. In the first nine months ended June 29, 2024, our operating income was impacted by $174 million in legal contingency accruals, $155 million of plant closure and disposal charges, $83 million of costs related to a production facility fire in the Netherlands and the subsequent decision to sell the facility and $31 million of restructuring and related charges.
Market Environment
According to the United States Department of Agriculture, domestic protein production (beef, pork, chicken and turkey) decreased 1% in the third quarter of fiscal 2025 as compared to the same period in fiscal 2024. The Beef segment continues to experience limited supply of market-ready cattle as well as increased cattle costs. Additionally, uncertainty exists regarding the timing of the anticipated cattle herd rebuilding. The Pork segment experienced sufficient supply of market-ready hogs and increased hog costs. The Chicken segment experienced reduced feed ingredient costs in the first nine months of fiscal 2025, but costs began to moderate in the third quarter of fiscal 2025 as compared to the same period in fiscal 2024. The Prepared Foods segment is currently experiencing increased raw material costs primarily due to higher meat costs.

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
Margins
Our total operating margin was 1.9% in the third quarter of fiscal 2025. Operating margins by segment were as follows:
•Beef – (8.8)%
•Pork – 2.4%
•Chicken – 8.7%
•Prepared Foods – 12.0%
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
In the first quarter of fiscal 2025, the Company initiated a network optimization plan to optimize our global operations and logistics network. We anticipate we will recognize total pretax charges of $84 million related to actions approved through June 28, 2025. We recognized charges of $24 million and $33 million in the third quarter and first nine months of fiscal 2025, respectively, related to the network optimization plan, which primarily included the closure of two facilities in the Prepared Foods segment, a non-harvesting facility closure in the Beef segment, asset write-offs in the Chicken and Prepared Foods segments and International/Other. Additionally, in the third quarter of fiscal 2025, we recognized a $107 million gain from the sale of storage facilities. Approved charges that have been recognized through June 28, 2025 included $51 million that have resulted or will result in cash outflows and $89 million of non-cash charges. We have also received $252 million of proceeds in the first nine months of fiscal 2025 associated with the sale of storage facilities. We expect to incur costs related to the network optimization plan over a multi-year period. We expect to incur additional charges in the future as additional actions are approved. For further description refer to Part I, Item I, Notes to the Consolidated Condensed Financial Statements, Note 5: Restructuring and Related Charges.
Summary of Results
Sales

in millions	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Sales	$13,884	$13,353	$40,581	$39,744
Change in sales volume	(0.1)%		0.5%
Change in average sales price	3.7%		2.4%
Sales growth	4.0%		2.1%
Third quarter – Fiscal 2025 vs Fiscal 2024
•Sales Volume – Volumes were relatively flat, accounting for a $9 million change as decreased sales volume in our Beef and Prepared Foods segments, was mostly offset by increased sales volume in our Chicken and Pork segments.
•Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $495 million, driven by increased pricing in our Beef, Chicken and Prepared Foods segments, partially offset by lower average sales prices in our Pork segment.
◦The above changes in average sales price exclude a $45 million reduction of Sales for the recognition of a legal contingency accrual recorded in the third quarter of fiscal 2024.
Nine months – Fiscal 2025 vs Fiscal 2024
•Sales Volume – Sales were positively impacted by an increase in sales volume, which accounted for a $196 million increase in sales driven by increased sales volume in our Chicken and Beef segments, partially offset by decreased sales volume in our Pork and Prepared Foods segments.

•Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $939 million, driven by increased pricing in our Beef, Pork and Prepared Foods segments, while pricing in our Chicken segment was flat.
◦The above changes in average sales price exclude a $343 million and $45 million reduction of Sales from the recognition of legal contingency accruals for the nine months ended June 28, 2025 and June 29, 2024, respectively.
Cost of Sales

in millions	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Cost of sales	$12,743	$12,475	$37,745	$37,177
Gross profit	1,141	878	2,836	2,567
Cost of sales as a percentage of sales	91.8%	93.4%	93.0%	93.5%
Third quarter – Fiscal 2025 vs Fiscal 2024
•Cost of sales increased $268 million. Lower sales volume decreased cost of sales $8 million while higher input cost per pound increased cost of sales by $276 million.
•The $276 million impact of higher input cost per pound was impacted by:
•Increase in cattle costs of approximately $560 million in our Beef segment.
•Increase in raw material and other input costs of approximately $60 million in our Prepared Foods segment.
•Increase due to net derivative losses of $19 million in the third quarter of fiscal 2025, compared to net derivative gains of $6 million in the third quarter of fiscal 2024 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.
•Increase in hog costs of approximately $15 million in our Pork segment.
•Decrease of $83 million related to the network optimization plan as a result of a gain recognized on the sale of storage facilities, net of charges.
•Decrease of $56 million related to the recognition of a legal contingency accrual in our Chicken segment in fiscal 2024.
•Decrease of $41 million due to lower plant closures and disposal charges.
•Decrease in freight and transportation costs of approximately $30 million.
•Decrease of approximately $20 million in our Chicken segment related to decreased feed ingredient costs.
•Decrease of $17 million in International/Other from lower net costs related to a production facility fire in the Netherlands and the subsequent decision to sell the facility.
•Remaining decrease in costs across all of our segments primarily driven by net impacts on average cost per pound from mix changes and lower operating costs.
Nine months – Fiscal 2025 vs Fiscal 2024
•Cost of sales increased $568 million. Higher sales volume increased cost of sales by $184 million while higher input cost per pound increased cost of sales by $384 million.
•The $384 million impact of higher input cost per pound was impacted by:
•Increase in cattle costs of approximately $1,070 million in our Beef segment.
•Increase in raw material and other input costs of approximately $220 million in our Prepared Foods segment.
•Increase in hog costs of approximately $175 million in our Pork segment.
•Increase of $31 million related to the network optimization plan charges.
•Increase of $19 million in our Chicken segment from reduced insurance proceeds, net of costs, related to a production facility fire in the fourth quarter of fiscal 2021.
•Decrease of approximately $285 million in our Chicken segment related to decreased feed ingredient costs.
•Decrease of $132 million due to lower plant closures and disposal charges.
•Decrease of $129 million related to the recognition of legal contingency accruals in our Beef, Pork and Chicken segments in fiscal 2024.
•Decrease in freight and transportation costs of approximately $100 million.
•Decrease of $97 million in International/Other from lower net costs related to a production facility fire in the Netherlands and the subsequent decision to sell the facility.

•Remaining decrease in costs across all of our segments primarily driven by net impacts on average cost per pound from mix changes and lower operating costs.
Selling, General and Administrative

in millions	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Selling, general and administrative expense	$538	$537	$1,553	$1,683
As a percentage of sales	3.9%	4.0%	3.8%	4.2%
Third quarter – Fiscal 2025 vs Fiscal 2024
•Selling, general and administrative was relatively flat.
Nine months – Fiscal 2025 vs Fiscal 2024
•Decrease of $130 million in selling, general and administrative was primarily driven by:
•Decrease of $36 million in employee costs primarily from performance-based compensation.
•Decrease of $35 million in professional fees.
•Decrease of $33 million in marketing, advertising and promotion expenses.
•Decrease of $31 million in restructuring and related costs.
Goodwill Impairment

in millions	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Goodwill Impairment	$343	$—	$343	$—
Third quarter and nine months – Fiscal 2025 vs Fiscal 2024
•We recorded a $343 million goodwill impairment charge in the Beef segment in the third quarter of fiscal 2025.
Interest (Income) Expense

in millions	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Interest income	$(15)	$(36)	$(57)	$(60)
Interest expense	113	135	343	351
Third quarter and nine months – Fiscal 2025 vs Fiscal 2024
•The decrease in interest income for the third quarter and nine months ended June 28, 2025 was primarily due to average lower cash and cash equivalents held.
•The decrease in interest expense for the three and nine months ended June 28, 2025 was primarily due to lower interest expense related to the repayment of the term loan due May 2026 in the second quarter of fiscal 2025 and the repayment of the August 2024 senior notes in the fourth quarter of fiscal 2024.
Other (Income) Expense, net

in millions	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Total other (income) expense, net	$(31)	$(11)	$(47)	$(24)
Third quarter and nine months – Fiscal 2025
•Included $23 million of joint venture earnings and $11 million of foreign exchange gains in the third quarter of fiscal 2025. Included $50 million of joint venture earnings and $7 million of production facilities fire insurance proceeds, partially offset by $7 million of foreign exchange losses in the first nine months of fiscal 2025.
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

Effective Tax Rate

Three Months Ended		Nine Months Ended
June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
64.5%	22.9%	36.0%	25.9%
Third quarter – Fiscal 2025 vs Fiscal 2024
•The third quarter of fiscal 2025 was higher than the third quarter of fiscal 2024 primarily due to a $343 million non-deductible goodwill impairment, partially offset by the favorable impact of higher foreign income in fiscal 2025.
•Additionally, the third quarter of fiscal 2024 included a $9 million benefit related to the remeasurement of deferred income taxes, primarily due to legislation decreasing state tax rates enacted in the third quarter of 2024.
Nine months – Fiscal 2025 vs Fiscal 2024
•The effective tax rate for the first nine months of fiscal 2025 was higher than the first nine months of fiscal 2024 due to a $343 million non-deductible goodwill impairment, partially offset by the favorable impact of higher foreign income in fiscal 2025.
Net Income Attributable to Tyson

in millions, except per share data	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income attributable to Tyson	$61	$191	$427	$443
Net income attributable to Tyson – per diluted share	0.17	0.54	1.20	1.25
Third quarter – Fiscal 2025 – Net income attributable to Tyson included the following items:
•$343 million pretax, or ($0.96) per diluted share, of goodwill impairment charges (non-tax deductible).
•$83 million pretax, or $0.18 per diluted share, related to the network optimization plan income, net of charges.
•$14 million pretax, or $0.04 per diluted share, of insurance proceeds, net of costs, related to a production facility fire in the Netherlands and our subsequent decision to sell the facility.
•$6 million pretax, or $0.01 per diluted share, related to the relocation of a production facility in China.
•$5 million pretax, or ($0.01) per diluted share, of brand discontinuation charges.
Nine months – Fiscal 2025 – Net income attributable to Tyson included the following items:
•$343 million pretax, or ($0.96) per diluted share, of goodwill impairment charges (non-tax deductible).
•$343 million pretax, or ($0.73) per diluted share, related to the recognition of legal contingency accruals.
•$33 million pretax, or ($0.08) per diluted share, related to the network optimization plan charges.
•$23 million pretax, or ($0.05) per diluted share, of plant closures and disposal charges.
•$17 million pretax, or ($0.04) per diluted share, of brand discontinuation charges.
•$14 million pretax, or $0.04 per diluted share, of insurance proceeds, net of costs, related to a production facility fire in the Netherlands and our subsequent decision to sell the facility.
•$7 million pretax, or $0.01 per diluted share, of production facilities fire insurance proceeds, net of costs incurred.
•$6 million pretax, or $0.01 per diluted share, related to the relocation of a production facility in China.
•$9 million post tax, or $0.03 per diluted share, of benefit due to newly enacted tax legislation that resulted in the release of a valuation allowance on losses related to a production facility fire in the Netherlands and our subsequent decision to sell the facility.
Third quarter – Fiscal 2024 – Net income attributable to Tyson included the following items:
•$101 million pretax, or ($0.22) per diluted share, related to the recognition of legal contingency accruals.
•$41 million pretax, or ($0.09) per diluted share, of charges related to plant closures and disposal charges.
•$5 million pretax, or ($0.01) per diluted share, of production facilities fire costs incurred, net of insurance proceeds.
•$3 million pretax, or ($0.01) per diluted share, of charges related to a production facility fire in the Netherlands and our subsequent decision to sell the facility.
Nine months – Fiscal 2024 – Net income attributable to Tyson included the following items:
•$174 million pretax, or ($0.38) per diluted share, related to the recognition of legal contingency accruals.
•$155 million pretax, or ($0.31) per diluted share, of charges related to plant closures and disposal charges.

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

in millions	Sales
	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Beef	$5,603	$5,241	$16,134	$15,218
Pork	1,506	1,462	4,367	4,465
Chicken	4,220	4,076	12,426	12,174
Prepared Foods	2,515	2,432	7,384	7,379
International/Other	557	582	1,707	1,744
Intersegment sales	(517)	(440)	(1,437)	(1,236)
Total	$13,884	$13,353	$40,581	$39,744

in millions	Operating Income (Loss)
	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Beef(a)	$(494)	$(69)	$(816)	$(310)
Pork(b)	36	(62)	(100)	(24)
Chicken(c)	367	244	980	579
Prepared Foods(d)	302	203	755	676
International/Other(e)	49	25	121	(37)
Total	$260	$341	$940	$884
(a) Beef segment results for the three and nine months ended June 28, 2025 included $343 million of goodwill impairment charges. Additionally, Beef segment results for the nine months ended June 28, 2025 included a $93 million legal contingency accrual and $48 million of network optimization plan charges. Beef segment results for the nine months ended June 29, 2024 included a $45 million legal contingency accrual and $41 million of plant closures and disposal charges.
(b) Pork segment results for the nine months ended June 28, 2025 included a $250 million legal contingency accrual. Pork segment results for the three and nine months ended June 29, 2024 included $39 million and $73 million, respectively, of plant closures and disposal charges. Additionally, Pork segment results for the three and nine months ended June 29, 2024 included $45 million and $73 million, respectively, related to the recognition of legal contingency accruals.
(c) Chicken segment results for the three and nine months ended June 28, 2025 included $5 million and $17 million, respectively, of brand discontinuation charges and network optimization plan income, net of charges, of $27 million, and network optimization plan net charges of $5 million, respectively. Chicken segment results for the nine months ended June 28, 2025 included $23 million of plant closures and disposal charges. Chicken segment results for the three and nine months ended June 29, 2024 included $2 million and $41 million, respectively, of plant closures and disposal charges and $5 million of production facility fire costs incurred, net of insurance proceeds, and $19 million of insurance proceeds, net of costs incurred, respectively. Chicken segment results for the three and nine months ended June 29, 2024 also included a $56 million legal contingency accrual.
(d) Prepared Foods segment results for the three and nine months ended June 28, 2025 included a gain, net of charges, of $56 million and $31 million, respectively, related to the network optimization plan. Prepared Foods segment results for the nine months ended June 29, 2024 included $24 million of restructuring and related charges.
(e) International/Other results for the three and nine months ended June 28, 2025 included benefits of $14 million of insurance proceeds, net of costs, related to a fire at a production facility in the Netherlands and our subsequent decision to sell the facility and $6 million related to the relocation of a production facility in China. International/Other results for the nine months ended June 28, 2025 included $11 million of network optimization plan charges. International/Other results for the three and nine months ended June 29, 2024 included $3 million and $83 million, respectively, of costs, net of insurance proceeds, related to a fire at our production facility in the Netherlands and subsequent decision to sell.

Beef Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 28, 2025	June 29, 2024	Change	June 28, 2025	June 29, 2024	Change
Sales	$5,603	$5,241	$362	$16,134	$15,218	$916
Sales volume change			(3.1)%			0.3%
Average sales price change			10.0%			6.3%
Operating income (loss)	$(494)	$(69)	$(425)	$(816)	$(310)	$(506)
Operating margin	(8.8)%	(1.3)%		(5.1)%	(2.0)%
Third quarter and nine months – Fiscal 2025 vs Fiscal 2024
•Sales Volume - Sales volume decreased in the third quarter of fiscal 2025 primarily due to lower head harvested, partially offset by higher average carcass weights. Sales volume for the first nine months were relatively flat as higher average carcass weights were offset by lower head harvested.
•Average Sales Price - Average sales price increased in the third quarter and first nine months of fiscal 2025 primarily due to increased input costs and strong demand. The change in average sales price for the first nine months of fiscal 2025 excludes a $93 million reduction of Sales from the recognition of a legal contingency accrual recorded in the second quarter of fiscal 2025.
•Operating Income (Loss) - Operating loss increased in the third quarter and first nine months of fiscal 2025 due to compressed Beef margins and the recognition of a goodwill impairment charge, partially offset by improved operational execution. Additionally, the operating loss increase for the first nine months of fiscal 2025 was impacted by the recognition of a legal contingency accrual and network optimization plan charges in fiscal 2025, partially offset by lapping the impacts of plant closures and disposal charges recorded in the first nine months of fiscal 2024.
Pork Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 28, 2025	June 29, 2024	Change	June 28, 2025	June 29, 2024	Change
Sales	$1,506	$1,462	$44	$4,367	$4,465	$(98)
Sales volume change			1.5%			(1.0)%
Average sales price change			(1.6)%			3.4%
Operating income (loss)	$36	$(62)	$98	$(100)	$(24)	$(76)
Operating margin	2.4%	(4.2)%		(2.3)%	(0.5)%
Third quarter and nine months – Fiscal 2025 vs Fiscal 2024
•Sales Volume - Sales volume increased in the third quarter of fiscal 2025 due to a sell-through of inventory. Sales volume decreased in the first nine months of fiscal 2025 due to production decreases associated with a plant closure in 2024 which were partly offset by production increases at other facilities and higher average carcass weights.
•Average Sales Price - Average sales price decreased in the third quarter of fiscal 2025 primarily driven by changes in mix. Average sales price increased in first nine months of fiscal 2025 due to increased input costs and strong demand for our pork products. The change in average sales price for the nine months ended excludes a $250 million reduction of Sales from the recognition of a legal contingency accrual recorded in the second quarter of fiscal 2025. The change in average sales price for both the three months ended and nine months ended excludes a $45 million reduction of Sales from the recognition of a legal contingency accrual recorded in the second quarter of fiscal 2024.
•Operating Income (Loss) - Operating income increased in the third quarter of fiscal 2025 due to lower operating costs, improved results in our live hog operations and lapping the impacts of a legal contingency accrual and plant closures and disposal charges recorded in the third quarter of fiscal 2024, partially offset by compressed pork margins. Operating loss increased in first nine months of fiscal 2025 due to compressed pork margins and the recognition of a legal contingency accrual, partially offset by lower operating costs, improved results in our live hog operations and lapping the impacts of plant closures and disposal charges recorded in the first nine months of fiscal 2024.

Chicken Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 28, 2025	June 29, 2024	Change	June 28, 2025	June 29, 2024	Change
Sales	$4,220	$4,076	$144	$12,426	$12,174	$252
Sales volume change			2.4%			2.3%
Average sales price change			1.1%			(0.2)%
Operating income	$367	$244	$123	$980	$579	$401
Operating margin	8.7%	6.0%		7.9%	4.8%
Third quarter and nine months – Fiscal 2025 vs Fiscal 2024
•Sales Volume - Sales volume increased in the third quarter and first nine months of fiscal 2025 primarily due to increased domestic production.
•Average Sales Price - Average sales price increased in the third quarter due to mix and strong demand. Average sales price remained relatively flat in the first nine months of fiscal 2025 as the impact of lower input costs was offset by strong demand.
•Operating Income - Operating income increased in the third quarter and first nine months of fiscal 2025 driven by operational execution, improved volumes and $20 million and $285 million of net decreases in feed ingredient costs, respectively, which was partially offset by increased marketing, advertising and promotion expenses. Additionally, operating income in the third quarter was impacted by reduced legal contingency accruals and net gains recognized from the network optimization plan, which included a gain from the sale of storage facilities net of other plan charges. The operating income increase in the first nine months of fiscal 2025 was also impacted by reduced legal contingency accruals and lower plant closures and disposal charges, partially offset by brand discontinuation charges, network optimization plan charges and lapping of insurance proceeds related to a production facility fire.
Prepared Foods Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 28, 2025	June 29, 2024	Change	June 28, 2025	June 29, 2024	Change
Sales	$2,515	$2,432	$83	$7,384	$7,379	$5
Sales volume change			(2.3)%			(2.7)%
Average sales price change			5.7%			2.8%
Operating income	$302	$203	$99	$755	$676	$79
Operating margin	12.0%	8.3%		10.2%	9.2%
Third quarter and nine months – Fiscal 2025 vs Fiscal 2024
•Sales Volume – Sales volume decreased in the third quarter and first nine months of fiscal 2025 due to a challenging consumer environment.
•Average Sales Price – Average sales price increased in the third quarter and first nine months of 2025 primarily due to the pass through of increased raw material costs.
•Operating Income – Operating income increased in the third quarter and first nine months of fiscal 2025 primarily due to higher average sales price and improved operational execution, partly offset by increased raw material costs. Additionally, operating income increased in the first nine months of fiscal 2025 due to lower freight costs, selling, general and administrative costs and restructuring and related charges. For the third quarter and first nine months of fiscal 2025, operating income also benefited from net gains recognized from the network optimization plan, which included a gain from the sale of storage facilities net of other plan charges.
International/Other Results

in millions	Three Months Ended			Nine Months Ended
	June 28, 2025	June 29, 2024	Change	June 28, 2025	June 29, 2024	Change
Sales	$557	$582	$(25)	$1,707	$1,744	$(37)
Operating income (loss)	49	25	24	121	(37)	158

Third quarter and nine months – Fiscal 2025 vs Fiscal 2024
•Sales – Sales for the third quarter and first nine months of fiscal 2025 decreased primarily due to lower average sales price.
•Operating Income (Loss) – Operating income increased in the third quarter and first nine months of fiscal 2025 primarily due to improved performance, insurance proceeds and lapping the charges related to a production facility fire in the first quarter of fiscal 2024 and the subsequent decision to sell the facility and remuneration received related to the relocation of a production facility in China.
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
Cash Flows from Operating Activities

in millions	Nine Months Ended
	June 28, 2025	June 29, 2024
Net income	$449	$458
Non-cash items in net income	1,362	1,250
Net changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(48)	73
(Increase) decrease in inventories	(194)	249
Increase (decrease) in accounts payable	(5)	(252)
Increase (decrease) in income taxes payable/receivable	69	(20)
Net changes in other operating assets and liabilities	(13)	215
Net cash provided by operating activities	$1,620	$1,973
•Non-cash items in net income primarily included depreciation and amortization of $1,029 million and $1,082 million for the nine months ended June 28, 2025 and June 29, 2024, respectively, and a $343 million goodwill impairment in the first nine months of fiscal 2025.
•Cash provided by operating activities for the first nine months of fiscal 2025 was $1,620 million, a decrease of $353 million compared to the first nine months of fiscal 2024, as the $103 million of higher earnings, net of non-cash items, was more than offset by a $456 million decrease in cash provided by the net changes in operating assets and liabilities which was primarily impacted by:
•A decrease of $443 million due to an increase in inventory of $194 million in the first nine months of fiscal 2025, compared to a decrease of $249 million in the first nine months of fiscal 2024, primarily due to increased average cost of inventory and higher volume of livestock.
•A decrease of $228 million due to a decrease in the net changes in other operating assets and liabilities of $13 million in the first nine months of fiscal 2025, compared to an increase of $215 million in the first nine months of 2024, primarily due to performance-based compensation.
•A decrease of $121 million due to an increase in accounts receivable of $48 million in the first nine months of fiscal 2025, compared to a decrease of $73 million in the first nine months of fiscal 2024 as days sales outstanding decreased more during the first nine months of fiscal 2024 than the first nine months of fiscal 2025.
•Partially offset by:
•An increase of $247 million due to a decrease in accounts payable of $5 million during the first nine months of fiscal 2025, compared to a decrease of $252 million in the first nine months of fiscal 2024, primarily due to a reduction in accounts payable in fiscal 2024 associated with lower input costs.

Cash Flows from Investing Activities

in millions	Nine Months Ended
	June 28, 2025	June 29, 2024
Additions to property, plant and equipment	$(691)	$(884)
Proceeds from sale of (purchases of) marketable securities, net	(3)	(2)
Proceeds from sale of storage facilities	252	—
Acquisition of equity investments	(5)	(28)
Other, net	42	60
Net cash used for investing activities	$(405)	$(854)
•Additions to property, plant and equipment included spending for production growth, safety and animal well-being, new equipment, infrastructure replacements and upgrades to maintain competitive standing and position us for future opportunities.
•We expect capital expenditures at or below $1 billion for fiscal 2025. Capital expenditures include investments in profit improvement projects as well as projects for maintenance and repair. This includes completion of capacity expansion projects as well as new equipment, automation technology and processes for product innovation.
•Proceeds from sale of storage facilities for the nine months ended June 28, 2025 related to the sale of multiple Tyson-owned and operated cold storage facilities.
Cash Flows from Financing Activities

in millions	Nine Months Ended
	June 28, 2025	June 29, 2024
Proceeds from issuance of debt	$63	$2,391
Payments on debt	(876)	(347)
Proceeds from issuance of commercial paper	—	1,649
Repayments of commercial paper	—	(2,240)
Purchases of Tyson Class A common stock	(42)	(44)
Dividends	(524)	(513)
Stock options exercised	20	9
Other, net	(18)	(22)
Net cash (used for) provided by financing activities	$(1,377)	$883
•During the first nine months of fiscal 2024, proceeds from issuance of debt included $750 million of proceeds from the term loan facility due May 2028, $600 million of proceeds from the 5.40% 2029 Notes and $900 million from the 5.70% 2034 Notes.
•Payments on debt during the nine months ended June 28, 2025 and June 29, 2024 included payments of $750 million and $250 million, respectively, on our term loan due May 2026.
•Dividends paid during the nine months ended June 28, 2025 reflected a 2% increase to our fiscal 2024 quarterly dividend rate.
Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available at June 28, 2025
Cash and cash equivalents					$1,547
Short-term investments					1
Revolving credit facility	April 2030	$2,500	—	—	2,500
Commercial paper					—
Total liquidity					$4,048
•Liquidity includes cash and cash equivalents, short-term investments and availability under our revolving credit, less the outstanding commercial paper balance.
•At June 28, 2025, we had current debt of $886 million, which we intend to pay with our existing cash balance, cash generated from our operating activities and other existing or new liquidity sources.
•The revolving credit facility supports our short-term funding needs and also serves to backstop our commercial paper program. We had no borrowings under the revolving credit facility during the nine months ended June 28, 2025.

•On April 15, 2025, we terminated our previous revolving credit facility with a maturity date of September 2026 and entered into a new $2.5 billion revolving credit facility. The new revolving credit facility will mature, and the commitments thereunder will terminate, in April 2030 with options for two one-year extensions. Under the terms of this revolving credit facility, we have the option to establish incremental commitment increases of up to an aggregate amount of $500 million if certain conditions are met. The covenants and other terms of the new facility are generally consistent with those of the terminated facility.
•We expect net interest expense to approximate $375 million for fiscal 2025.
•Our current ratio was 1.7 to 1 at June 28, 2025 and 2.0 to 1 at September 28, 2024. The decrease in fiscal 2025 is primarily due to increased current debt.
•At June 28, 2025, $691 million of our cash was held in the accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. We manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. We intend to repatriate excess cash (net of applicable withholding taxes) not subject to regulatory requirements and to indefinitely reinvest outside of the United States the remainder of cash held by foreign subsidiaries. We do not expect the regulatory restrictions or taxes on repatriation to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.
Capital Resources
Credit Facility
Cash flows from operating activities and cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $2.5 billion, to provide additional liquidity for working capital needs and to backstop our commercial paper program.
At June 28, 2025, amounts available for borrowing under our revolving credit facility totaled $2.5 billion. Our revolving credit facility is funded by a syndicate of 17 banks, with commitments ranging from $50 million to $225 million per bank.
Commercial Paper Program
Our commercial paper program provides a low-cost source of borrowing to fund general corporate purposes including working capital requirements. The maximum borrowing capacity under the commercial paper program is $1.75 billion, which increased in April 2025 in conjunction with the execution of the new revolving credit facility. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. As of June 28, 2025, we had no commercial paper outstanding under this program. Our ability to access commercial paper in the future may be limited or its costs increased.
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
We were in compliance with all debt covenants at June 28, 2025, and we expect that we will maintain compliance.
RECENTLY ISSUED/ADOPTED ACCOUNTING PRONOUNCEMENTS
Refer to the discussion of recently issued/adopted accounting pronouncements under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies.
CRITICAL ACCOUNTING ESTIMATES
We consider accounting policies related to: contingent liabilities; revenue recognition; accrued self-insurance; defined benefit pension plans; impairment of long-lived assets and definite life intangibles; impairment of goodwill and indefinite life intangible assets; business combinations; and income taxes to be critical accounting estimates. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024. Refer to Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies, for updates to our significant accounting policies during the nine months ended June 28, 2025. These critical accounting policies require us to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes.
We consider reporting units and indefinite life intangible assets that have 20% or less excess fair value over carrying amount to have a heightened risk of impairment. During fiscal 2024, we determined the following reporting units and indefinite life intangible asset were considered at heightened risk of impairment: our Chicken segment reporting units and our Beef reporting unit with goodwill totaling $3.0 billion and $0.3 billion, respectively, and one Prepared Foods brand with a carrying value of $0.5 billion, with our Beef reporting unit having less than 10% of excess fair value above carrying value.
As further described in the impairment of goodwill and indefinite life intangible assets critical accounting estimate included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024, we assess goodwill and indefinite life assets for impairment at least annually as of the first day of the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our qualitative assessment for the first and second quarters of fiscal 2025 did not indicate that it was more likely than not the fair value of any of our reporting units or indefinite life intangible assets was less than the carrying amount, and as such, no quantitative test was deemed necessary. During the third quarter of fiscal 2025, our Beef reporting unit experienced lower than anticipated supply of market-ready cattle and an increased carrying amount primarily associated with higher cattle costs. Additionally, our latest forecasts now indicate the timing of the recovery of market-ready cattle associated with the anticipated cattle herd rebuilding will be longer than previously estimated. Consequently, based on our qualitative assessment, we determined the fair value of our Beef reporting unit was more likely than not less than the carrying amount and proceeded to perform a quantitative assessment. Based on this quantitative assessment, we determined the fair value of our Beef reporting unit had decreased to below its carrying value. Accordingly, we recognized a $343 million impairment to fully impair its goodwill. Our qualitative assessments for the third quarter of fiscal 2025 for all of our other reporting units and indefinite life intangible assets did not indicate that it was more likely than not the fair value was less than the carrying amount, and as such, no quantitative test was deemed necessary.
We continuously evaluate the changing macro-economic conditions including inflationary pressures, rising interest rates, demand outlook and export markets as well as the Company's market capitalization. Our reporting units with heightened risk of future impairments with $3.0 billion carrying value, as well as a brand with $0.5 billion carrying value, all had less than 20% of excess fair value above carrying value as of the date of the most recent estimated fair value determination. Consequently, their estimated fair values remain highly sensitive to future discount rate increases, changing macro-economic conditions and achievement of projected long-term operating margins. Although our remaining reporting units and indefinite life intangible assets generally had more than 20% excess fair value over carrying amount as of the date of the most recent estimated fair value determination, they are also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future.

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

Commodities Risk
We purchase certain commodities, such as grains and livestock, during normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily forwards and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. We generally do not hedge anticipated transactions beyond 18 months. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of June 28, 2025, and September 28, 2024, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted forward and option prices. The market risk exposure analysis included both derivatives designated as hedge instruments and derivatives not designated as hedge instruments.

Effect of 10% change in fair value		in millions
	June 28, 2025	September 28, 2024
Livestock:
Live Cattle	$92	$11
Lean Hogs	25	24
Grain:
Corn	14	11
Soybean Meal	14	16
Interest Rate Risk
At June 28, 2025, we had variable rate debt of $787 million with a weighted average interest rate of 6.2%. A hypothetical 10% increase in interest rates effective at June 28, 2025 would increase annualized interest expense by approximately $5 million.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At June 28, 2025, we had fixed-rate debt of $8,278 million with a weighted average interest rate of 4.8%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% change in interest rates would have changed the fair value of our fixed-rate debt by approximately $234 million at June 28, 2025 and $230 million at September 28, 2024. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
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
Foreign Currency Risk
We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Malaysian ringgit, the Mexican peso, and the Thai baht. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates related to the foreign exchange forward and option contracts would have had a $23 million and $25 million impact on pretax income at June 28, 2025, and September 28, 2024, respectively.
Concentration of Credit Risk
Refer to our market risk disclosures set forth in our Annual Report filed on Form 10-K for the fiscal year ended September 28, 2024, for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)). Based on that evaluation, the CEO and CFO have concluded that, as of June 28, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the quarter ended June 28, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On June 19, 2005, the Attorney General and the Secretary of the Environment of the State of Oklahoma filed a complaint in the United States District Court for the Northern District of Oklahoma against Tyson Foods, Inc., three subsidiaries and six other poultry integrators. The complaint, which was subsequently amended, asserts a number of state and federal causes of action including, but not limited to, counts under the Comprehensive Environmental Response, Compensation, and Liability Act, Resource Conservation and Recovery Act, and state-law public nuisance theories. Oklahoma alleges that the defendants and certain contract growers who were not joined in the lawsuit polluted the surface waters, groundwater and associated drinking water supplies of the Illinois River Watershed through the land application of poultry litter. Oklahoma’s claims were narrowed through various rulings issued before and during trial and its claims for natural resource damages were dismissed by the district court in a ruling issued on July 22, 2009, which was subsequently affirmed on appeal by the Tenth Circuit Court of Appeals. A non-jury trial of the remaining claims including Oklahoma’s request for injunctive relief began on September 24, 2009. Closing arguments were held on February 11, 2010. On January 18, 2023, the district court entered Findings of Fact and Conclusions of Law in favor of the State of Oklahoma and directed the parties to confer in an attempt to reach an agreement on appropriate remedies by March 17, 2023. On March 17, 2023, the parties received a 90-day extension from the district court and continued to confer on appropriate remedies. On June 12, 2023, the court ordered the parties to mediation. The parties attended an in-person mediation on October 12, 2023, but were unable to reach a resolution. Defendants subsequently filed a post-trial motion to dismiss, which the court denied on June 26, 2024. The court convened an evidentiary hearing which concluded on December 17, 2024. The parties completed post-hearing briefing thereafter. On June 17, 2025, the Court entered an opinion and order concluding that conditions in the Illinois River Watershed had not changed materially since the original trial in 2009 and 2010. The following day, the court entered an order setting a schedule for the parties to make written submissions concerning the terms of the final judgment the court should enter. Those submissions are expected to be completed by August 11, 2025, after which the court will enter a final judgement imposing the remedies, if any, that it deems appropriate based on the evidence in the record.
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
Item 1A.Risk Factors
Our business is subject to a variety of risks and uncertainties. These risks are described in this Quarterly Report on Form 10-Q and elsewhere in our other filings with the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 28, 2024 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2025. The risks identified in such reports have not changed in any material respect.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the three months ended June 28, 2025.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 30, 2025 - April 26, 2025	7,324	$56.22	—	7,301,400
April 27, 2025 - May 31, 2025	34,182	56.77	—	7,301,400
June 1, 2025 - June 28, 2025	434,688	55.04	418,050	6,883,350
Total	476,194	$55.19	418,050	6,883,350

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
(2)We purchased 58,144 shares during the period that were not made pursuant to our previously announced stock repurchase program but were purchased to fund certain Company obligations under our equity compensation plans.
(3)We purchased 0.4 million shares during the three months ended June 28, 2025 pursuant to our previously announced stock repurchase program.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not Applicable.
Item 5.Other Information
Director and Officer Trading Arrangements
None of the Company's directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's quarter ended June 28, 2025.
Item 6.Exhibits
The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibit No.		Exhibit Description

10.1
Revolving Credit Agreement, dated April 15, 2025, among Tyson Foods, Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2025, and incorporated herein by reference).

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

101
The following information from our Quarterly Report on Form 10-Q for the quarter ended June 28, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Shareholders' Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104		Cover Page Interactive Data File formatted in iXBRL.

	*	Indicates a management contract or compensatory plan or arrangement.
	**	Filed herewith
	***	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: August 4, 2025	/s/ Curt T. Calaway
Curt T. Calaway
Chief Financial Officer

Date: August 4, 2025	/s/ Lori J. Bondar
Lori J. Bondar
Senior Vice President and Chief Accounting Officer