Form 10-K
period 2025-09-27
TYSON FOODS, INC.
filed 2025-11-10
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the fiscal year ended	September 27, 2025

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On March 29, 2025, the aggregate market value of the registrant’s Class A Common Stock, $0.10 par value (“Class A stock”), and Class B Common Stock, $0.10 par value (“Class B stock”), held by non-affiliates of the registrant was $17,421,886,888 and $561,642, respectively. Class B stock is not publicly listed for trade on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis, so the market value was calculated based on the market price of Class A stock.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of October 25, 2025.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (“Class A stock”)	283,045,085
Class B Common Stock, $0.10 Par Value (“Class B stock”)	70,009,005
INCORPORATION BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held February 5, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
GENERAL
Tyson Foods, Inc. and its subsidiaries (collectively, the “Company,” “we,” “us,” “our,” “Tyson Foods” or “Tyson”) (NYSE: TSN) is a world-class food company and recognized leader in protein. Founded in 1935 by John W. Tyson, it has grown under four generations of family leadership. The Company is unified by this purpose: Tyson Foods. We Feed the World Like Family™ and has a broad portfolio of iconic products and brands including Tyson®, Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, State Fair®, Aidells® and ibp®. Tyson Foods is dedicated to bringing high-quality food to every table in the world, safely, and affordably, now and for future generations. Headquartered in Springdale, Arkansas, the Company had approximately 133,000 employees (“team members”) on September 27, 2025. Through its Core Values, Tyson Foods strives to operate with integrity, create value for its shareholders, customers, communities and team members, be faith-friendly and inclusive, provide a safe work environment and serve as a steward of the animals, land and environment entrusted to it. Some of the key factors influencing our business are customer demand for our products; the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace; accessibility of international markets; market prices for our products; the cost and availability of live cattle and hogs, raw materials and feed ingredients; availability of team members to operate our production facilities; and operating efficiencies of our facilities.
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
Chicken
Chicken includes our domestic operations related to raising and processing live chickens into and purchasing raw materials for fresh, frozen and value-added chicken products, as well as sales from specialty products. Our value-added chicken products primarily include breaded chicken strips, nuggets, patties and other ready-to-fix or fully cooked chicken parts. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, convenience stores, hotel chains and noncommercial foodservice establishments such as schools, healthcare facilities, the military and other food processors, as well as to international export markets. This segment also includes logistics operations to move products through our domestic supply chain and the global operations of our chicken breeding stock subsidiary.
Prepared Foods
Prepared Foods includes our operations related to manufacturing and marketing frozen and refrigerated food products and logistics operations to move products through the supply chain. This segment includes brands such as Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, State Fair®, as well as artisanal brands Aidells® and Gallo Salame®. Products primarily include a mixture of ready-to-cook and ready-to-eat sandwiches, sandwich components such as flame-grilled hamburgers and Philly steaks, pepperoni, bacon, breakfast sausage, turkey, lunchmeat, hot dogs, flour and corn tortilla products, appetizers, snacks, prepared meals, ethnic foods, side dishes, meat dishes, breadsticks and processed meats. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, convenience stores, hotel chains and noncommercial foodservice establishments such as schools, healthcare facilities, the military and other food processors, as well as to international export markets.
RAW MATERIALS AND SOURCES OF SUPPLY
Beef
The primary raw materials used in our beef operations are live cattle. We do not have facilities of our own to raise cattle but employ cattle buyers located throughout cattle producing areas who visit independent feed yards and public auctions to buy live cattle on the open spot market. These buyers are trained to select high quality animals, and we continually measure their performance. We also enter into various risk-sharing and procurement arrangements with producers to secure a supply of livestock for our facilities. Although we generally expect adequate supply of live cattle in the regions we operate, there may be periods of imbalance in supply and demand. The U.S. cattle market is currently experiencing limited supply of market-ready cattle and uncertainty exists regarding the timing of anticipated cattle herd rebuild.
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
Chicken
The primary raw materials used in our domestic chicken operations are corn and soybean meal, used as feed, and live chickens raised primarily by independent contract farmers. Our vertically-integrated chicken process begins with breeding our pedigree and great grandparent stock out to produce the grandparent breeder flocks and ends with broilers for processing. Breeder flocks (i.e., grandparents) are raised to maturity in grandparent growing and laying farms where fertile eggs are produced. Fertile eggs are incubated at the grandparent hatchery and produce pullets (i.e., parents). Pullets are raised to 20 weeks of age, sent to breeder houses, and the resulting eggs are sent to our hatcheries. Once chicks have hatched, they are sent to broiler farms. There, contract farmers care for and raise the chicks according to our standards, with advice from our technical service personnel, until the broilers reach the desired processing weight. Adult chickens are transported to processing facilities where they are harvested and converted into finished products, which are then sent to distribution centers and delivered to customers.
We operate feed mills to produce scientifically-formulated feeds. In fiscal 2025, corn, soybean meal and other feed ingredients were major production costs, representing roughly 53% of our cost of growing a live chicken domestically. In addition to feed ingredients to grow the chickens, we use cooking ingredients, packaging materials and cryogenic agents. We believe our sources of supply for these materials are adequate for our present needs, and we do not anticipate any difficulty in acquiring these materials in the future.
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
CUSTOMERS
Walmart Inc. accounted for approximately 18.7% of our fiscal 2025 consolidated sales. Sales to Walmart Inc. were included in all of our segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations. No other single customer or customer group represented more than 10% of fiscal 2025 consolidated sales.
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
Past efforts indicate customer demand can be increased and sustained through application of our marketing strategy, consumer insights, strong analytics to optimize efforts and supported by our distribution systems. The principal competitive elements are advertising, consumer and trade promotions, price, product safety and quality, brand identification, innovation, breadth and depth of product offerings, availability of products, customer service and credit terms.
FOREIGN OPERATIONS
We sold products in approximately 140 countries and regions in fiscal 2025. Major sales markets include Canada, Central America, China, the European Union, the United Kingdom, Japan, Mexico, Malaysia, the Middle East, the Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam. We have the following foreign operations:
•Cobb-Vantress, a chicken breeding stock subsidiary, has business interests in Argentina, Brazil, China, the Dominican Republic, India, New Zealand, Peru, the Philippines, Spain, Tanzania, Turkey and the United Kingdom.
•Tyson Asia-Pacific consists of vertically-integrated chicken production operations in Thailand, multi-protein further-processing operations in Malaysia, a producer and distributor of value-added and cooked chicken and beef products in the Kingdom of Saudi Arabia, and joint venture interests in non-consolidated poultry businesses in Malaysia and the Kingdom of Saudi Arabia.
•Tyson China and Tyson South Korea consist of a vertically-integrated chicken production operation, multi-protein further-processing operations, and a joint venture interest in a non-consolidated chicken processing business in China. Tyson China and Tyson South Korea also sell beef, pork, and chicken products imported from Tyson production facilities in the United States and other global operations.
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

RESEARCH AND DEVELOPMENT
We conduct continuous research and development activities which include new product innovation, product improvements, ingredient simplification, manual process automation in our processing facilities and grow-out operations, and chicken breeding stock improvements. Our Discovery Center in Springdale, Arkansas, includes more than 40,000 square feet of United States Department of Agriculture (“USDA”) and United States Food and Drug Administration (“FDA”) pilot plant space, consumer sensory and focus group areas, a packaging lab and 19 research kitchens. The center enables us to bring new market-leading retail and foodservice products to the customer quickly and efficiently. Additionally, we have a Manufacturing Automation Center in Springdale, Arkansas, designed to develop new manufacturing solutions and to enhance team member training on new technology. Further, we have research and development capabilities located in several international locations where we operate.
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
Various federal, state and international regulatory agencies and governments continue to consider, adopt or revise programs that regulate, report, and control greenhouse gas emissions. Although we have not incurred significant costs or capital expenditures specific to greenhouse gas emission compliance, these requirements are continually evolving. As the exact impact of new or additional greenhouse gas emission controls and requirements remains in flux, it cannot be determined whether such impacts would have a material adverse effect.
We closely monitor developments in this area and strive to mitigate risks related to greenhouse gas emissions through environmental compliance and climate-related initiatives. For example, we collect and monitor greenhouse gas emissions data, which can be used to inform greenhouse gas emission reduction and removal interventions in our operations and supply chain. We continue to evaluate climate-related goals and initiatives, including corresponding costs, evolving legal landscapes, stakeholder expectations, and customer and consumer understanding of climate action.
We remain committed to serving as stewards of the people, land, animals and resources entrusted to our care, consistent with our core values. We take a comprehensive and holistic approach to managing natural resources and continuously work to increase operational efficiencies, reduce greenhouse gas emissions across the supply chain, and partner with stakeholders to create a more resilient food system. Additionally, we continue to support agricultural practices and business operations that further these efforts and work to strengthen the overall resiliency of the U.S. agricultural system. Our climate strategy is evolving and efforts are underway to refresh and embed our strategy into our business and operations.
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
HUMAN CAPITAL MANAGEMENT
Employees and Labor Relations
As of September 27, 2025, we employed approximately 133,000 team members globally. Approximately 116,000 team members were employed in the United States, of whom approximately 110,000 were employed at non-corporate sites such as production facilities, warehouses, truck shops, hatcheries and feed mills. Approximately 17,000 team members were employed in other countries, primarily in Thailand and China. For fiscal 2025, our domestic workforce experienced a 3.5% increased retention rate from fiscal 2024. Approximately 31,000 team members in the United States were subject to collective bargaining agreements with various labor unions, with approximately 47% of those team members at locations either under negotiation for contract renewal or included under agreements expiring in fiscal 2026. The remaining agreements expire over the next several years. Approximately 6,000 team members in other countries were subject to collective bargaining agreements. We believe our overall relations with our workforce in both unionized and non-union settings are healthy.

Health, Safety and Wellbeing
We maintain a safety culture grounded on the premise of eliminating workplace incidents, risks and hazards. In an effort to ensure our team members are highly engaged and prepared for success at Tyson Foods, we emphasize comprehensive training programs. Newly hired team members participate in orientation programs and on-the-job training. Additionally, all team members receive comprehensive annual compliance training, covering essential topics such as team member safety, food safety, and other vital areas. We review and monitor our safety performance closely. As an expansion of our wellbeing culture and efforts to boost the overall health and wellness of our workforce, we continue to operate health clinics near our production facilities, giving team members and their families easier access to high-quality healthcare.
Team Member Engagement
We firmly believe innovation thrives when teams come together, bringing a multitude of perspectives to propel progress and growth. We believe the varied experiences of our team make us strong, and we strive to create a workforce in which every team member contributes to our collective success. Our commitment to our team is rooted in our desire to create working environments that enable team members to succeed while supporting the growth of our communities. We maintain policies, practices and strong governance that are designed to enable team member success across our organization. Our policies and practices underscore our commitment to providing a work environment free from all forms of discrimination and harassment. All new team members receive policy training during onboarding, as well as annually. We also maintain an Equal Opportunity Employer statement that details our commitment to equal opportunity in all aspects of employment.
Talent and Development
Our talent strategy and philosophy is focused on attracting the best talent, recognizing and rewarding performance, while continually developing, engaging and retaining our team members. We focus on the team member experience, removing barriers to engagement, further modernizing the human resources process, focusing on frontline team member retention and striving to continuously improve all of our talent practices. Through our Upward Academy Onsite Program, we offer English as a second language, high-school equivalency, citizenship, financial literacy and digital literacy training to all team members. As of September 27, 2025, the onsite program was operating at 40 Company locations. All team members can also access Upward Academy online, a frontline career development program. This program helps team members further hone professional skills and creates opportunities for our team members to advance to higher-paying, more senior-level positions within the Company through college degrees, job skills training and workforce certifications at no cost up to $5,250 per year. We strive to grow and develop the different capabilities and skills that we need for the future, while maintaining a robust pipeline of talent throughout the organization.
MARKETING AND DISTRIBUTION
Our principal marketing objective is to be the preferred provider of beef, pork, chicken and prepared foods products for our customers and consumers. We build the Tyson®, Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, State Fair®, Aidells® and ibp® brands while supporting strong regional and emerging brands primarily through distinctive brand and product advertising, promotion and public relations efforts focused toward key consumer targets with specific needs. We identify growth and business opportunities through consumer and customer insights derived via leading research and analytic capabilities, while continually enhancing our digital marketing acumen to leverage technology and data in delivering more personalized, relevant brand experiences. We utilize our national distribution system and customer support services to achieve the leading market position for our products and brands.
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

AVAILABILITY OF SEC FILINGS AND CORPORATE GOVERNANCE DOCUMENTS ON INTERNET WEBSITE
We maintain an internet website for investors at https://ir.tyson.com. On this website, we make available, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, iXBRL (inline eXtensible Business Reporting Language) reports, and all amendments to any of those reports, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission (the “SEC”). Also available on the website to review and print for investors are the Corporate Governance Principles, Audit Committee charter, Compensation and Leadership Development Committee charter, Governance and Nominating Committee charter, Strategy and Acquisitions Committee charter, Code of Conduct, Reporting of Potential Financial Misconduct Policy and other corporate governance policies. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.
CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain information in this report constitutes forward-looking statements. Such forward-looking statements include, but are not limited to, current views and estimates of our outlook for fiscal 2026, other future economic circumstances, industry conditions in domestic and international markets, our performance and financial results (e.g., debt levels, return on invested capital, value-added product growth, capital expenditures, tax rates, access to foreign markets and dividend policy). These forward-looking statements are subject to a number of factors and uncertainties that could cause our actual results and experiences to differ materially from anticipated results and expectations expressed in such forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) the effectiveness of financial excellence programs or operational optimization plans; (ii) access to, and inputs from, foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (iii) global pandemics have had, and may in the future have, an adverse impact on our business and operations; (iv) cyber attacks, other cyber incidents, security breaches or other disruptions of our information technology systems; (v) risks associated with our failure to consummate favorable acquisition transactions or integrate certain acquisitions’ operations; (vi) the Tyson Limited Partnership’s ability to exercise significant control over the Company; (vii) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (viii) market conditions for finished products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (ix) outbreak of a livestock disease (such as African swine fever (ASF), avian influenza (AI), New World screwworm or bovine spongiform encephalopathy (BSE)), which could have an adverse effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to conduct our operations; (x) changes in consumer preference and diets and our ability to identify and react to consumer trends; (xi) effectiveness of advertising and marketing programs; (xii) significant marketing plan changes by large customers or loss of one or more large customers; (xiii) our ability to leverage brand value propositions; (xiv) changes in availability and relative costs of labor and contract farmers and our ability to maintain good relationships with team members, labor unions, contract farmers and independent producers providing us livestock; (xv) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (xvi) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws; (xvii) the effect of climate change and any legal or regulatory response thereto; (xviii) adverse results from litigation; (xix) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xx) impairment in the carrying value of our goodwill or indefinite life intangible assets; (xxi) our participation in a multiemployer pension plan; (xxii) volatility in capital markets or interest rates; (xxiii) risks associated with our commodity purchasing activities; (xxiv) the effect of, or changes in, general economic conditions; (xxv) impacts on our operations caused by factors and forces beyond our control, such as natural disasters, fire, bioterrorism, pandemics, armed conflicts or extreme weather; (xxvi) failure to maximize or assert our intellectual property rights; (xxvii) effects related to changes in tax rates, valuation of deferred tax assets and liabilities, or tax laws and their interpretation; and (xxviii) those factors listed under Item 1A. Risk Factors.

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
BUSINESS & OPERATIONAL RISK FACTORS
We may not realize any or all of the anticipated benefits of our financial excellence programs and operational optimization plans, which may prove to be more difficult, costly or time consuming than expected.
The success of our financial excellence programs or operational optimization plans, including the network optimization plan, will depend in part on our ability to successfully implement these programs and plans or any future such programs and plans in an efficient and effective manner. The implementation of financial excellence programs and operational optimization plans may be more difficult, costly, or time-consuming than expected, and may not result in any or all of the anticipated benefits. If we are unable to implement such programs or plans smoothly or successfully, or we otherwise do not realize the anticipated benefits or capture the anticipated savings, our business, results of operations and financial condition could be negatively impacted.
We are subject to risks associated with our international activities, which could negatively affect our sales to customers in foreign locations, as well as our operations and assets in such locations and in the United States.
In fiscal 2025, we sold products to customers in approximately 140 countries. Major sales markets include Canada, Central America, China, the European Union, the United Kingdom, Japan, Mexico, Malaysia, the Middle East, the Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam. Our sales to customers in foreign countries for fiscal 2025 totaled $7.4 billion, of which $4.8 billion related to export sales from the United States. In addition, we had approximately $0.7 billion of long-lived assets, excluding goodwill, intangibles, financial instruments and deferred tax assets, located in foreign locations, primarily Brazil, China, New Zealand, Malaysia, the Middle East and Thailand, at the end of fiscal 2025.
We are subject to various risks and uncertainties relating to international sales and operations, including: closing of borders by foreign countries to the import of beef, pork and poultry products due to animal disease or other perceived health or safety issues; the impact of currency exchange rate fluctuations between the United States dollar and foreign currencies, particularly the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Malaysian ringgit, the Mexican peso and the Thai baht; political and economic conditions, including ongoing conflicts and political tensions; and difficulties and costs of complying with different legal, tax and regulatory requirements impacting exports and other international activities.
Changes in import and export policies, including trade restrictions, new or increased tariffs or quotas, and customs restrictions, could require us to change the way we conduct business, impose increased costs, and reduce demand for our products. Tariffs and trade disputes could increase the price of our goods in the affected countries and result in less or no demand. In addition, tariffs could affect the pricing of commodities and raw materials, and this could impose additional costs on us or on our suppliers, which could affect the costs and availability of sourcing of such commodities and raw materials. The extent and duration of tariffs is subject to change, and this could adversely affect general economic conditions. In times of economic uncertainty, consumers may purchase fewer products or shift to lower-priced offerings such as private-label goods, and this could adversely affect our product sales.
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
We have in the past experienced, and may in the future face, cyber attacks, other cyber incidents, disruptions or security breaches, and there can be no assurance that we will always be able to sufficiently mitigate the impact to our business and operations. We have implemented and continue to evaluate cyber-security initiatives and business continuity and disaster recovery plans to mitigate our exposure to these risks, but these measures may not be adequate, as attempted cyber attacks or breaches become more sophisticated. In addition, new technologies, such as artificial intelligence and quantum computing, may present new technological risks or vulnerabilities. We may not be able to anticipate or react to new types of cyber attacks or vulnerabilities and we may face delays in our detection or remediation of security breaches and other security-related incidents or vulnerabilities.
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
In addition, such incidents could result in unauthorized or accidental disclosure of material confidential information or personally identifiable information. We may suffer financial and reputational damage or penalties because of the unauthorized disclosure of confidential information belonging to us or to our business partners, customers, consumers or suppliers. Similar risks exist with respect to the third-party vendors that we rely upon for aspects of our information technology support services and administrative functions, including health and benefit plan administration and certain finance and accounting functions, and systems managed, hosted, provided and/or used by third parties and their vendors. We have not experienced any significant cyber-related events in fiscal 2025.
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
As of September 27, 2025, Tyson Limited Partnership (the “TLP”) owns 99.987% of the outstanding shares of the Company’s Class B Common Stock, $0.10 par value (“Class B stock”), and the TLP and members of the Tyson family own, in the aggregate, 2.56% of the outstanding shares of the Company’s Class A Common Stock, $0.10 par value (“Class A stock”), giving them, collectively, control of approximately 71.94% of the total voting power of the Company’s outstanding voting stock. As of September 27, 2025, through a series of trusts, Mr. John Tyson, Chairman of the Board of Directors, controls 44.445% of the general partner percentage interests, and Ms. Barbara Tyson, a director of the Company, controls 11.115% of the general partner percentage interests (the remaining general partnership interests are held by the Donald J. Tyson Revocable Trust (44.44%)). As a result of these holdings, positions and directorships, the partners in the TLP have the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our stockholders, including amendments to our restated certificate of incorporation and by-laws, the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership may also delay or prevent a change in control otherwise favored by our other stockholders and could depress our stock price. Additionally, as a result of the TLP’s significant ownership of our outstanding voting stock, we are eligible for, and have elected to rely on, “controlled company” exemptions from certain corporate governance requirements of the New York Stock Exchange.
INDUSTRY RISK FACTORS
Fluctuations in commodity prices and in the availability of raw materials, especially feed grains, live cattle, live swine and other inputs could negatively impact our earnings.
Our results of operations and financial condition, as well as the selling prices for our products, are dependent upon the cost and supply of commodities and raw materials such as beef, pork, poultry, corn, soybean meal and vegetable oils. Corn, soybean meal and other feed ingredients, for instance, represented roughly 53% of our cost of growing a live chicken in fiscal 2025.
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
Supply of and demand for our products can be adversely impacted by disease outbreaks impacting animals, animal products, and livestock, such as African swine fever (“ASF”), Bovine Spongiform Encephalopathy, Foot and Mouth Disease, Highly Pathogenic Avian Influenza (“HPAI”), and New World screwworm, which can have a significant impact on our financial results. In recent years, ASF has impacted hog herds in China, Asia, Europe, and the Caribbean, and if an outbreak of ASF were to occur in the United States, the Company’s supply of hogs and pork could be materially impacted. HPAI has been detected in the United States in dairy cattle, wild birds, mammals, and farm workers directly exposed to infected dairy or poultry. Efforts are taken to control disease risks by adherence to good production practices and extensive precautionary biosecurity measures designed to ensure the health of livestock and poultry. However, outbreaks of disease and other events, which may be beyond our control, either in our own livestock and poultry, or livestock and poultry owned by independent producers who supply us, could significantly affect demand for our products, consumer perceptions of certain food products, the availability of livestock and poultry for purchase by us and our ability to conduct our operations. Moreover, the outbreak of diseases impacting animals, animal products, and livestock, particularly in our Chicken segment, could have a significant effect on the livestock and poultry we own by requiring us to, among other things, destroy any affected animals. Furthermore, an outbreak of disease could result in governmental restrictions on the import and export of our products to or from our suppliers, facilities or customers. This could also result in negative publicity that may have an adverse effect on our ability to market our products successfully, and on our financial results.
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
Our business could suffer significant setbacks in sales and operating income if our customers’ plans and/or markets change significantly or if we lost one or more of our largest customers, including, for example, Walmart Inc., which accounted for 18.7% of our sales in fiscal 2025. There can be no assurance that significant customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past.
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
We have approximately 133,000 team members, approximately 37,000 of whom are covered by collective bargaining agreements or are members of labor unions. Our operations depend on the availability and relative costs of labor and maintaining good relations with team members and the labor unions. If we fail to maintain good relations with our team members or with the labor unions, we may experience labor strikes or work stoppages, which could adversely affect our financial results.
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
Goodwill and indefinite life intangible assets are initially recorded at fair value and not amortized but are reviewed for impairment at least annually or more frequently if impairment indicators arise. In assessing the carrying value of goodwill and indefinite life intangible assets, we make estimates and assumptions about sales growth, operating margins, royalty rates, valuation multiples, and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated principally using income and market approaches. The income approach is based on the present value of future cash flows of each reporting unit and are believed to reflect market participant views which would exist in an exit transaction. The market approach measures value based on what other purchasers in the market have paid for assets or business interests that can be considered reasonably similar to each reporting unit and are believed to reflect market participant views which would exist in an exit transaction. Indefinite life intangible asset valuations have been calculated principally using relief-from-royalty and excess earnings approaches and are believed to reflect market participant views which would exist in an exit transaction. Under these valuation approaches, we are required to make various judgmental assumptions about appropriate sales growth, operating margins, royalty rates and discount rates, amongst other assumptions. Disruptions in global credit and other financial markets and deterioration of economic conditions, including as a result of inflation, could, among other things, cause us to increase the discount rate used in the valuations. We could be required to evaluate the recoverability of goodwill and indefinite life intangible assets prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business, increased discount rates or sustained market capitalization declines. These types of events and the resulting analyses could result in impairment charges in the future, which could be substantial. At September 27, 2025, we had $13.5 billion of goodwill and indefinite life intangible assets, which represented approximately 37% of total assets.
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
We sponsor a number of defined benefit plans for team members. The difference between plan obligations and assets, which signifies the funded status of the plans, is a significant factor in determining the net periodic benefit costs of the pension plans and our ongoing funding requirements. At September 27, 2025, the funded status of our defined benefit pension plans was an underfunded position of $146 million, as compared to an underfunded position of $158 million at the end of fiscal 2024. Changes in interest rates and the market value of plan assets can impact the funded status of the plans and cause volatility in the net periodic benefit cost and our future funding requirements. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements.
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
We are subject to taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our provision for income taxes. Our total income tax expense could be affected by changes in tax rates in various jurisdictions, changes in the valuation of deferred tax assets and liabilities or changes in tax laws or their interpretation. We are also subject to the examination of our tax returns and other tax matters by the Internal Revenue Service and other tax authorities. There can be no assurance as to the outcome of these examinations. If a taxing authority disagrees with the positions we have taken, we could face additional tax liability, including interest and penalties, which could adversely affect our financial results. For more information, refer to Part II, Item 8. Notes to the Consolidated Financial Statements, Note 10: Income Taxes.
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
Our Board of Directors has delegated risk management oversight responsibility for information security, which includes data privacy and cybersecurity, to the Governance and Nominating Committee. In addition, beginning in fiscal 2025, the Company’s Board of Directors appointed a special committee of the Board of Directors (the “Technology Committee”) to oversee and advise on technology-related strategies, investments, risks and innovations to enable alignment with the Company’s strategy, operational priorities and cybersecurity protections. Among other responsibilities, the Technology Committee oversees the Company’s cybersecurity framework, data privacy practices, and information security programs and scorecards.
Certain of our board members, including certain members of our Governance and Nominating Committee and the Technology Committee have backgrounds or experience in risk management and/or information technology. On at least an annual basis, the Governance and Nominating Committee receives updates from our CISO, Chief Technology Officer (“CTO”) and other members of management on risks related to information systems, information security, data privacy and cybersecurity. The Board of Directors also receives regular reports from the Governance and Nominating Committee and the Technology Committee on these and other risk-related matters as necessary. Our CISO provides information to the Technology Committee pursuant to risk-based escalation protocols for cybersecurity incidents that exceed designated thresholds.
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
Additionally, our CISO monitors the prevention, detection, mitigation and remediation of cybersecurity incidents and reports cybersecurity incidents that reach designated thresholds to senior management and, if necessary, to the Governance and Nominating committee. Our CISO has been with the Company since 1997, has held numerous roles in information technology and has led the information security program since 2016. Our CTO, to whom the CISO reports, has been with the Company since 2013 and has served as the Company’s CTO since 2025.

ITEM 2. PROPERTIES
The following table summarizes our properties as of September 27, 2025:

	Number of Facilities(1)
	Owned	Leased	Total	Capacity(2)
Beef Segment Facilities	11	—	11	155,000 head
Pork Segment Facilities	6	—	6	451,000 head
Chicken Segment Facilities	162	5	167	42 million head
Prepared Foods Segment Facilities	35	—	35	72 million pounds
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
Beef
Beef facilities include various phases of harvesting live cattle and fabricating beef products and specialty products. The Beef segment includes four case-ready operations that share facilities with the Pork segment. One of the beef facilities contains a tallow refinery. As described in Part II, Item 8, Notes to Consolidated Financial Statements, Note 7: Restructuring and Related Charges, we closed one Beef segment facility during fiscal 2025.
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
Prepared Foods
Our Prepared Foods segment includes processing facilities and a vertically-integrated turkey operation. Our Prepared Foods facilities process fresh and frozen chicken, turkey, beef, pork and other raw materials into ready-to-cook and ready-to-eat sandwiches, sandwich components such as flame-grilled hamburgers and Philly steaks, pizza toppings, raw and processed meats, appetizers, prepared meals, ethnic foods, flour and corn tortilla products and meat dishes. As described in Part II, Item 8, Notes to Consolidated Financial Statements, Note 7: Restructuring and Related Charges, we closed two Prepared Foods segment facilities during fiscal 2025.
We own and lease domestic distribution and cold storage facilities that support the supply chains of all our segment operations and are not specifically dedicated to individual segments. As described in Part II, Item 8, Notes to Consolidated Financial Statements, Note 7: Restructuring and Related Charges, during fiscal 2025, we sold multiple Tyson-owned and operated storage facilities which primarily support our Chicken and Prepared Foods segments and leased back the storage facilities for various periods.
Our International/Other foreign production operations in Asia-Pacific, China, and South Korea include 21 chicken processing facilities, three feed mills and one broiler hatchery. The processing facilities include various phases of harvesting, dressing, cutting, packaging, deboning and further-processing.
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
On June 19, 2005, the Attorney General and the Secretary of the Environment of the State of Oklahoma filed a complaint in the United States District Court for the Northern District of Oklahoma against Tyson Foods, Inc., three subsidiaries and six other poultry integrators. The complaint, which was subsequently amended, asserts a number of state and federal causes of action including, but not limited to, counts under the Comprehensive Environmental Response, Compensation, and Liability Act, Resource Conservation and Recovery Act, and state-law public nuisance theories. Oklahoma alleges that the defendants and certain contract growers who were not joined in the lawsuit polluted the surface waters, groundwater and associated drinking water supplies of the Illinois River Watershed through the land application of poultry litter. Oklahoma’s claims were narrowed through various rulings issued before and during trial and its claims for natural resource damages were dismissed by the district court in a ruling issued on July 22, 2009, which was subsequently affirmed on appeal by the Tenth Circuit Court of Appeals. A non-jury trial of the remaining claims including Oklahoma’s request for injunctive relief began on September 24, 2009. Closing arguments were held on February 11, 2010. On January 18, 2023, the district court entered Findings of Fact and Conclusions of Law in favor of the State of Oklahoma and directed the parties to confer in an attempt to reach an agreement on appropriate remedies by March 17, 2023. On March 17, 2023, the parties received a 90-day extension from the district court and continued to confer on appropriate remedies. On June 12, 2023, the court ordered the parties to mediation. The parties attended an in-person mediation on October 12, 2023, but were unable to reach a resolution. Defendants subsequently filed a post-trial motion to dismiss, which the court denied on June 26, 2024. The court convened an evidentiary hearing which concluded on December 17, 2024. The parties completed post-hearing briefing thereafter. On June 17, 2025, the Court entered an opinion and order concluding that conditions in the Illinois River Watershed had not changed materially since the original trial in 2009 and 2010. The following day, the court entered an order setting a schedule for the parties to make written submissions concerning the terms of the final judgment the court should enter. Those submissions were completed August 11, 2025, and remain pending before the court. After consideration of these submissions, the court is expected to enter a final judgment imposing the remedies, if any, that it deems appropriate based on the evidence in the record.
Other Matters
As of September 27, 2025, we had approximately 133,000 team members and, at any time, have various employment practices matters outstanding. In the aggregate, these matters are important to the Company, and we devote considerable resources to managing employment issues. Additionally, we are subject to other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on our consolidated results of operations or financial position.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Each of our executive officers serve one-year terms from the date of their election, or until their successors are appointed and qualified. Chairman of the Board of Directors John H. Tyson is the father of Directors John R. Tyson and Olivia L. Tyson and nephew of Director Barbara A. Tyson. No other family relationships exist among these officers. The name, title, age (as of September 27, 2025) and calendar year of initial election to executive office of our executive officers are listed below:

Name	Title	Age	Year Elected Executive Officer
John H. Tyson	Chairman of the Board of Directors	72	2011
Lori Bondar	Senior Vice President and Chief Accounting Officer	64	2023
Curt Calaway	Chief Financial Officer	52	2024
Devin Cole	Chief Operating Officer	55	2024
Adam Deckinger	General Counsel	49	2023
Jacqueline Hanson	Chief People Officer	56	2024
Donnie King	President and Chief Executive Officer	63	2019
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
Devin Cole was appointed as Chief Operating Officer in September 2025 after serving in various roles since March of 2024 including Group President Poultry, International & Global McDonald’s. He was also employed at the Company from 1995 to 2014, serving in various roles including as Group Vice President and as Chief Commercial Officer. Mr. Cole was employed by George’s Inc. from 2016 to 2023 and Keystone Foods from 2015 to 2016 before returning to the Company.
Adam Deckinger was appointed as General Counsel in January 2023, and served concurrently as Secretary from January 2023 to May 2025. Prior to that, he served as Senior Vice President and Head of Law and Compliance from November 2022 to January 2023, and as Vice President and Associate General Counsel since his initial employment with the Company in April 2018. Subsequent to the end of fiscal 2025, Mr. Deckinger was appointed Chief Legal and Administrative Officer on September 30, 2025. Mr. Deckinger was employed by The Boeing Company prior to joining the Company.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We have, issued and outstanding, two classes of capital stock, Class A stock and Class B stock. Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share and holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of October 25, 2025, there were approximately 24,000 holders of record of our Class A stock and six holders of record of our Class B stock.
DIVIDENDS
Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. In fiscal 2025, the annual dividend rate for Class A stock was $2.00 per share and the annual dividend rate for Class B stock was $1.80 per share. Effective November 7, 2025, the Board of Directors increased the quarterly dividend previously declared on August 7, 2025, to $0.51 per share on our Class A common stock and $0.459 per share on our Class B common stock. The increased quarterly dividend is payable on December 15, 2025, to shareholders of record at the close of business on December 1, 2025. The Board also declared on November 7, 2025 a quarterly dividend of $0.51 per share on our Class A common stock and $0.459 per share on our Class B common stock, payable on March 13, 2026, to shareholders of record at the close of business on February 27, 2026. We anticipate the remaining quarterly dividends in fiscal 2026 will be $0.51 and $0.459 per share of our Class A and Class B stock, respectively. This results in an annual dividend rate in fiscal 2026 of $2.04 for Class A shares and $1.836 for Class B shares, or a 2% increase compared to the fiscal 2025 annual dividend rate. We have paid uninterrupted quarterly dividends on common stock each year since 1977.
MARKET INFORMATION
Our Class A stock is traded on the New York Stock Exchange under the symbol “TSN.” No public trading market currently exists for our Class B stock.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Jun. 29, 2025 to Jul. 26, 2025	3,237	$54.83	—	6,883,350
Jul. 27, 2025 to Aug. 30, 2025	1,544,213	56.25	1,525,989	48,357,361
Aug. 31, 2025 to Sept. 27, 2025	1,184,482	56.13	1,160,162	47,197,199
Total	2,731,932	$56.20	2,686,151	47,197,199
(1)On February 7, 2003, our Board of Directors approved a program to repurchase up to 25 million shares of Class A common stock from time to time in open market or privately negotiated transactions. Additionally, our Board of Directors approved increases to the number of shares authorized to repurchase under the program of 43 million shares on August 7, 2025, 50 million shares on February 5, 2016, 25 million shares on January 30, 2014, and 35 million shares on May 3, 2012. The program has no fixed or scheduled termination date.
(2)We purchased 45,781 shares during the period that were not made pursuant to our previously announced stock repurchase program but were purchased to fund certain Company obligations under our equity compensation plans.
(3)We purchased 3.1 million shares during the twelve months ended September 27, 2025 pursuant to our previously announced stock repurchase program.

PERFORMANCE GRAPH
The following graph shows a five-year comparison of cumulative total returns for our Class A stock, the Standard & Poor’s (“S&P”) 500 Index and the S&P 500 Consumer Staples Index described below.

Comparison of 5 Year Cumulative Total Returns
$200
$100
$0
10/3/20
10/2/21
10/1/22
9/30/23
9/28/24
9/27/25
Fiscal Year Ended
Tyson Foods, Inc.
S&P 500
S&P 500 Consumer Staples Index

	Fiscal Years Ended
	10/3/20	10/2/21	10/1/22	9/30/23	9/28/24	9/27/25
Tyson Foods, Inc.	$100.00	$135.32	$116.46	$92.24	$112.99	$106.07
S&P 500 Index	100.00	132.04	110.33	134.15	182.10	213.54
S&P 500 Consumer Staples Index	100.00	111.73	111.35	119.53	149.63	149.94
The total cumulative return on investment (change in the year-end stock price plus reinvested dividends), which is based on the stock price or composite index at the end of fiscal 2020, is presented for each of the periods for the Company, the S&P 500 Index and the S&P 500 Consumer Staples Index. The graph compares the performance of the Company’s Class A common stock with that of the S&P 500 Index, and the S&P 500 Consumer Staples Index. The stock price performance of the Company’s Class A common stock shown in the above graph is not necessarily indicative of future stock price performance.
The information in this “Performance Graph” section shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934.
ITEM 6. SELECTED FINANCIAL DATA
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OBJECTIVE
The following discussion provides an analysis of the Company’s financial condition, cash flows and results of operations from management’s perspective and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. Our objective is to also provide discussion of events and uncertainties known to management that are reasonably likely to cause reported financial information not to be indicative of future operating results or of future financial condition and to offer information that provides understanding of our financial condition, cash flows and results of operations. Refer to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2023 for additional information related to fiscal 2023.
DESCRIPTION OF THE COMPANY
We are a world-class food company and recognized leader in protein. Founded in 1935 by John W. Tyson, it has grown under four generations of family leadership. The Company is unified by this purpose: Tyson Foods. We Feed the World Like Family™ and has a broad portfolio of iconic products and brands including Tyson®, Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, State Fair®, Aidells® and ibp®. Tyson Foods is dedicated to bringing high-quality food to every table in the world, safely, and affordably, now and for future generations.
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
OVERVIEW
Fiscal year
We utilize a 52- or 53-week accounting period ending on the Saturday closest to September 30. The Company’s accounting cycle resulted in a 52-week year for fiscal 2025, 2024 and 2023.
General
Sales grew 2.1%, or $1.1 billion to $54.4 billion in fiscal 2025, largely due to higher average sales prices in our Beef, Pork and Prepared Foods segments, partially offset by $653 million of increased legal contingency accruals which reduced sales. We reported operating income of $1,098 million in fiscal 2025 as compared to an operating income of $1,409 million in fiscal 2024, as we experienced lower operating income in our Beef and Pork segments, partially offset by higher operating income in our Chicken and Prepared Foods segments and International/Other.
In fiscal 2025, our operating income was impacted by $738 million of legal contingency accruals, $343 million of goodwill and intangible impairments, $45 million of restructuring and related charges, $41 million of charges related to a product recall and $23 million related to brand and product line discontinuations. In fiscal 2024, our results were impacted by $182 million of plant closure and disposal charges, $174 million of legal contingency accruals and $31 million of restructuring and related charges.
Market Environment
According to the most recently published USDA data, domestic protein production (beef, pork, chicken and turkey) decreased slightly in fiscal 2025 compared to fiscal 2024. The Beef segment continues to experience limited supply of market-ready cattle as well as increased cattle costs. Additionally, uncertainty exists regarding the timing of the anticipated cattle herd rebuilding. The Pork segment experienced sufficient supply of market-ready hogs and increased hog costs. The Chicken segment experienced reduced feed ingredient costs, but costs began to stabilize in the back half of fiscal 2025. The Prepared Foods segment is currently experiencing increased raw material costs primarily due to higher meat costs.
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
Margins
Our total operating margin was 2.0% in fiscal 2025. Operating margins by segment were as follows:
•Beef – (5.2)%
•Pork – (3.4)%
•Chicken – 8.5%
•Prepared Foods – 9.0%

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
During fiscal 2025, the Company initiated a network optimization plan to optimize our global operations and logistics network. We anticipate recognizing total pretax charges of $86 million related to actions approved through September 27, 2025, which include $99 million that have resulted or will result in cash outflows and $94 million of non-cash charges, partially offset by $107 million gain recognized from the sale of storage facilities. Additionally, we received $252 million in proceeds associated with the sale of storage facilities during fiscal 2025. We expect to incur costs related to the network optimization plan over a multi-year period and anticipate additional charges in the future as further actions are approved.
In fiscal 2025, we recognized charges of $45 million related to the network optimization plan, which included a gain of $107 million from the sale of storage facilities. The charges primarily included the closure of two facilities in the Prepared Foods segment, a non-harvesting facility closure in the Beef segment, asset write-offs in the Chicken and Prepared Foods segments and International/Other as well as severance and related costs and contract and lease termination costs. For additional description refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 7: Restructuring and Related Charges.
SUMMARY OF RESULTS

Sales	in millions
	2025	2024	2023
Sales	$54,441	$53,309	$52,881
Change in sales volume	—%	—%
Change in average sales price	3.3%	0.6%
Sales growth	2.1%	0.8%
2025 vs. 2024 –
•Sales Volume – Volumes were essentially flat and resulted in a decrease of $10 million as decreased sales volume in our Beef, Pork and Prepared Foods segments were offset by increased sales volume in our Chicken segment.
•Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $1,795 million, driven by increased pricing in our Beef, Pork and Prepared Foods segments, while pricing in our Chicken segment was relatively flat.
◦The above changes in average sales price exclude the impacts of $698 million and $45 million reductions of Sales from the recognition of legal contingency accruals in fiscal 2025 and 2024, respectively.
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

Cost of Sales	in millions
	2025	2024	2023
Cost of sales	$50,879	$49,682	$50,250
Gross profit	3,562	3,627
Cost of sales as a percentage of sales	93.5%	93.2%
2025 vs. 2024 –
•Cost of sales increased $1,197 million. Lower sales volume decreased cost of sales by $10 million while higher input cost per pound increased cost of sales by $1,207 million.
•The $1,207 million impact of higher input cost per pound was impacted by:
•Increase in cattle costs of approximately $1,840 million in our Beef segment.
•Increase in raw material and other input costs of approximately $345 million in our Prepared Foods segment.
•Increase in hog costs of approximately $295 million in our Pork segment.
•Increase of $43 million related to restructuring and related charges.

•Decrease of approximately $340 million in our Chicken segment related to decreased feed ingredient costs.
•Decrease of $89 million related to lower legal contingency accruals in our Beef, Pork and Chicken segments partially offset by an increase in International/Other.
•Decrease of $165 million in plant closure and disposal charges.
•Decrease in freight and transportation costs of approximately $110 million.
•Decrease of $34 million in facility fire related costs, net of insurance proceeds, in our Chicken segment and International/Other.
•Remaining decrease in costs across all of our segments primarily driven by net impacts on average cost per pound from mix changes in addition to savings from our productivity program.
•The $10 million impact of decreased sales volume was primarily driven by decreased volumes in our Beef, Pork and Prepared Foods segments.
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
•Decrease of $140 million due to plant closure and disposal charges.
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
•The $18 million impact of increased sales volume was primarily driven by increased volumes in our Beef, Pork and Prepared Foods segments.

Selling, General and Administrative	in millions
	2025	2024	2023
Selling, general and administrative	$2,121	$2,218	$2,245
As a percentage of sales	3.9%	4.2%
2025 vs. 2024 –
•Decrease of $97 million in selling, general and administrative was primarily driven by:
•Decrease of $43 million in professional fees.
•Decrease of $35 million in marketing, advertising and promotion expenses.
•Decrease of $29 million in restructuring and related costs.
•Decrease of $25 million in team member costs.
•Increase of $30 million in technology costs.

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
•Increase of $8 million in brand and product line discontinuations.

Goodwill Impairment	in millions
	2025	2024
Goodwill Impairment	$343	$—
2025 vs. 2024 –
•We recorded a $343 million impairment charge in the Beef segment in fiscal 2025.

Interest (Income) Expense	in millions
	2025	2024
Interest income	$(73)	$(89)
Interest expense	449	481
2025 vs. 2024 –
•The decrease in interest income for fiscal 2025 was primarily due to average lower cash and cash equivalents held.
•The decrease in interest expense for fiscal 2025 was primarily due to lower interest expense related to the repayment of the term loan due May 2026 in fiscal 2025 and the repayment of the August 2024 senior notes in fiscal 2024, partially offset by increased interest expense from the issuance of 5.40% 2029 Notes and 5.70% 2034 Notes and decreased capitalized interest expense related to lower capital expenditures.

Other (Income) Expense, net	in millions
	2025	2024
	$(47)	$(75)
2025 – Included $64 million of joint venture earnings and $18 million of production facilities fire insurance proceeds, partially offset by $28 million of impairments of equity investments and $3 million of foreign exchange losses.
2024 – Included $34 million of production facilities fire insurance proceeds, $15 million gain on sale of an equity method investment, $15 million of joint venture earnings and $11 million of foreign exchange gains.

Effective Tax Rate
	2025	2024
	34.1%	24.8%
2025 vs. 2024 –
•The increase in effective tax rate for fiscal 2025 was primarily due to a non-deductible goodwill impairment in fiscal 2025.

Net Income (Loss) Attributable to Tyson	in millions, except per share data
	2025	2024
Net income (loss) attributable to Tyson	$474	$800
Net income (loss) attributable to Tyson - per diluted share	1.33	2.25
2025 – Included the following items:
•$738 million pretax, or ($1.58) per diluted share, of legal contingency accruals.
•$343 million pretax, or ($0.96) per diluted share, related to a goodwill impairment (non-tax deductible).
•$45 million pretax, or ($0.11) per diluted share, of restructuring and related charges.
•$41 million pretax, or ($0.09) per diluted share, related to a charge from a product recall.
•$28 million pretax, or ($0.08) per diluted share, related to impairment of equity investments.

•$23 million pretax, or ($0.05) per diluted share, related to brand and product line discontinuations.
•$17 million pretax, or ($0.04) per diluted share, of plant closure and disposal charges.
•$36 million pretax, or $0.12 per diluted share, of facility fire related insurance proceeds.
2024 – Included the following items:
•$182 million pretax, or ($0.41) per diluted share, of plant closure and disposal charges.
•$174 million pretax, or ($0.38) per diluted share, of legal contingency accruals.
•$18 million pretax, or ($0.02) per diluted share, of facility fire related insurance proceeds, net of costs.
•$31 million pretax, or ($0.06) per diluted share, of restructuring and related charges.
•$8 million pretax, or ($0.02) per diluted share, related to brand and product line discontinuations.
SEGMENT RESULTS
We operate in four reportable segments: Beef, Pork, Chicken, and Prepared Foods. International/Other primarily includes our foreign operations in China, Malaysia, Mexico, South Korea, Thailand and the Kingdom of Saudi Arabia, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC. Additional information regarding the geographic areas of our foreign operations is set forth in Part II, Item 8, Notes to Consolidated Financial Statements, Note 17: Segment Reporting. The following table is a summary of segment sales and operating income (loss) for fiscal years ended 2025, 2024 and 2023, which is how we measure segment income (loss):

						in millions
	Sales			Operating Income (Loss)
	2025	2024	2023	2025	2024	2023
Beef(a)	$21,623	$20,479	$19,325	$(1,135)	$(381)	$(91)
Pork(b)	5,781	5,903	5,768	(199)	(40)	(139)
Chicken(c)	16,837	16,425	17,060	1,427	988	(770)
Prepared Foods(d)	9,930	9,851	9,845	898	879	823
International/Other(e)	2,291	2,353	2,515	107	(37)	(218)
Intersegment Sales	(2,021)	(1,702)	(1,632)	—	—	—
Total	$54,441	$53,309	$52,881	$1,098	$1,409	$(395)
(a) Beef segment results for fiscal 2025 included $343 million of goodwill and intangible impairments, $318 million of legal contingency accruals and $48 million of restructuring and related charges. Beef segment results for fiscal 2024 included a $45 million legal contingency accrual and $41 million of plant closure and disposal charges. Beef segment results for fiscal 2023 included $333 million of goodwill and intangible impairments, $42 million of facility fire related insurance proceeds and $33 million of restructuring and related charges.
(b) Pork segment results for fiscal 2025 included $380 million of legal contingency accruals. Pork segment results for fiscal 2024 included $108 million of plant closure and disposal charges and $73 million of legal contingency accruals.
(c) Chicken segment results for fiscal 2025 included $23 million related to brand and product line discontinuations, $23 million of plant closure and disposal charges and $9 million of restructuring and related charges. Chicken segment results for fiscal 2024 included a $56 million legal contingency accrual, $33 million of plant closure and disposal charges and $70 million of facility fire related insurance proceeds. Chicken segment results for fiscal 2023 included $322 million of plant closure and disposal charges, $210 million of goodwill and intangible impairments, $156 million of legal contingency accruals, $16 million of restructuring and related charges and $11 million of facility fire related insurance proceeds.
(d) Prepared Foods segment results for fiscal 2025 included $41 million of charges related to a product recall and a net benefit of $26 million related to restructuring and related charges, which included a gain from the sale of storage facilities net of other plan charges. Prepared Foods segment results for fiscal 2024 included $24 million of restructuring and related charges. Prepared Foods segment results for fiscal 2023 included $49 million of restructuring and related charges and $17 million of brand and product line discontinuations.
(e) International/Other results for fiscal 2025 included a $40 million legal contingency charge related to the 2015 sale of our Mexico operation, $18 million of facility fire related insurance proceeds and $14 million of restructuring and related charges. International/Other results for fiscal 2024 included $86 million of facility fire related costs. International/Other results for fiscal 2023 included a $238 million goodwill and intangible impairments.

Beef Segment Results					in millions
	2025	2024	Change 2025 vs. 2024	2023	Change 2024 vs. 2023
Sales	$21,623	$20,479	$1,144	$19,325	$1,154
Sales Volume Change			(1.9)%		1.6%
Average Sales Price Change			9.0%		4.4%
Operating Income (Loss)	$(1,135)	$(381)	$(754)	$(91)	$(290)
Operating Margin	(5.2)%	(1.9)%		(0.5)%
2025 vs. 2024 –
•Sales Volume – Sales volume decreased as lower head harvested were offset by higher average carcass weights.
•Average Sales Price – Average sales price increased due to increased input costs and strong demand. The change in average sales price for fiscal 2025 excludes a $318 million reduction of Sales from the recognition of legal contingency accruals.
•Operating Income (Loss) – Operating loss increased in fiscal 2025 due to compressed Beef margins, goodwill and intangible impairments, legal contingency accruals and increased restructuring and related charges, partially offset by improved operational execution and lapping the impacts of plant closure and disposal charges recorded in fiscal 2024.
2024 vs. 2023 –
•Sales Volume – Sales volume increased primarily due to higher average carcass weights.
•Average Sales Price – Average sales price increased due to increased input costs and increased demand.
•Operating Income (Loss) – Operating income decreased primarily due to compressed beef margins, the recognition of legal contingency accruals and plant closure and disposal charges in fiscal 2024, and recognition of facility fire related insurance proceeds in fiscal 2023 related to a fire at a production facility in 2019, partially offset by goodwill and intangible impairments recorded in fiscal 2023.

Pork Segment Results					in millions
	2025	2024	Change 2025 vs. 2024	2023	Change 2024 vs. 2023
Sales	$5,781	$5,903	$(122)	$5,768	$135
Sales Volume Change			(1.7)%		3.8%
Average Sales Price Change			5.3%		(0.7)%
Operating Income (Loss)	$(199)	$(40)	$(159)	$(139)	$99
Operating Margin	(3.4)%	(0.7)%		(2.4)%
2025 vs. 2024 –
•Sales Volume – Sales volume decreased due to production decreases associated with a plant closure in 2024 which were partially offset by production increases at other facilities and higher average carcass weights.
•Average Sales Price – Average sales price increased due to increased input costs and strong demand for our pork products. The change in average sales price excludes a $380 million and $45 million reduction of Sales from the recognition of legal contingency accruals recorded in fiscal 2025 and 2024, respectively.
•Operating Income (Loss) – Operating loss increased due to compressed pork margins and the recognition of legal contingency accruals, partially offset by lower operating costs, improved results in our live hog operations and lapping the impacts of plant closure and disposal charges and restructuring and related charges recorded in fiscal 2024.
2024 vs. 2023 –
•Sales Volume – Sales volume increased due to improved market conditions and increased domestic availability of market-ready hogs.
•Average Sales Price – Average sales price decreased driven by lower pricing on drop credit items. The change in average sales price excludes the impact of a $45 million reduction of Sales from the recognition of legal contingency accruals in fiscal 2024.
•Operating Income (Loss) – Operating income increased primarily due to higher pork margins, improved results in our live hog operations and lapping the impacts of facility fire related costs in the third quarter of fiscal 2023, partially offset by the recognition of legal contingency accruals and plant closure and disposal costs in fiscal 2024.

Chicken Segment Results					in millions
	2025	2024	Change 2025 vs. 2024	2023	Change 2024 vs. 2023
Sales	$16,837	$16,425	$412	$17,060	$(635)
Sales Volume Change			2.6%		(2.2)%
Average Sales Price Change			(0.1)%		(2.4)%
Operating Income (Loss)	$1,427	$988	$439	$(770)	$1,758
Operating Margin	8.5%	6.0%		(4.5)%
2025 vs. 2024 –
•Sales Volume – Sales volume increased primarily due to increased domestic production.
•Average Sales Price – Average sales price remained relatively flat as the impact of lower input costs was offset by strong demand.
•Operating Income (Loss) – Operating income increased primarily due to improved operational execution, improved volumes and $340 million of net decreases in feed ingredient costs which was partially offset by increased marketing, advertising and promotion expenses. Operating income was also impacted by reduced legal contingency accruals partially offset by increased costs related to brand and product line discontinuations, restructuring and related charges and lapping of facility fire related insurance proceeds recognized in fiscal 2024 associated with a production facility fire in the fourth quarter of fiscal 2021.
2024 vs. 2023 –
•Sales Volume – Sales volume decreased primarily due to reduced domestic production.
•Average Sales Price – Average sales price decreased due to the impact of lower input costs. The change in average sales price excludes the impact of a $156 million reduction of Sales from the recognition of legal contingency accruals in fiscal 2023.
•Operating Income (Loss) – Operating income increased primarily due to improved operational efficiencies, goodwill and intangible impairments recorded in fiscal 2023, lower plant closure and disposal charges, reduced legal contingency accruals, decreased freight costs and an increase in facility fire related insurance proceeds, net of costs associated with a production facility fire in the fourth quarter of fiscal 2021. Additionally, we experienced $895 million of lower feed ingredient costs in fiscal 2024 which was partially offset by associated decreases in average sales price.

Prepared Foods Segment Results				in millions
	2025	2024	Change 2025 vs. 2024	2023	Change 2024 vs. 2023
Sales	$9,930	$9,851	$79	$9,845	$6
Sales Volume Change			(2.5)%		0.9%
Average Sales Price Change			3.3%		(0.8)%
Operating Income	$898	$879	$19	$823	$56
Operating Margin	9.0%	8.9%		8.4%
2025 vs. 2024 –
•Sales Volume – Sales volume decreased due to a challenging consumer environment and the impact from a product recall.
•Average Sales Price – Average sales price increased primarily due to the pass through of increased raw material costs.
•Operating Income – Operating income increased primarily due to higher average sales price, improved operational execution and lower selling, general and administrative costs, partially offset by increased raw material costs and charges related to a product recall. Additionally, fiscal 2025 benefited from net gains recognized from restructuring and related charges, which included a gain from the sale of storage facilities.
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

International/Other Results				in millions
	2025	2024	Change 2025 vs. 2024	2023	Change 2024 vs. 2023
Sales	$2,291	$2,353	$(62)	$2,515	$(162)
Operating Income (Loss)	107	(37)	144	(218)	181
2025 vs. 2024 –
•Sales – Sales decreased due to lower average sales price.
•Operating Income (Loss) – Operating income increased primarily due to improved performance, insurance proceeds and lapping the charges related to a production facility fire in the first quarter of fiscal 2024, partially offset by the recognition of a legal accrual related to the 2015 sale of our Mexico operation.
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

Cash Flows from Operating Activities		in millions
	2025	2024
Net income	$507	$822
Non-cash items in net income	1,754	1,544
Net changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(121)	59
(Increase) decrease in inventories	(449)	153
Increase (decrease) in accounts payable	184	(205)
Increase in income taxes payable/receivable	7	89
Net changes in other operating assets and liabilities	273	128
Net cash provided by operating activities	$2,155	$2,590
•Non-cash items in net income primarily included depreciation and amortization of $1,361 million and $1,400 million in fiscal 2025 and fiscal 2024, respectively, and a $343 million goodwill impairment in fiscal 2025.
•Cash provided by operating activities for fiscal 2025 was $2.2 billion, a decrease of $435 million compared to fiscal 2024, due to $105 million of lower earnings, net of non-cash items, and a $330 million decrease in cash provided by the net changes in operating assets and liabilities which was primarily impacted by:
•A decrease of $602 million due to an increase in inventory of $449 million in fiscal 2025, compared to a decrease of $153 million in fiscal 2024, primarily due to increased average cost of inventory and higher volume of livestock.
•A decrease of $180 million due to an increase in accounts receivable of $121 million in fiscal 2025, compared to a decrease of $59 million in fiscal 2024 as days sales outstanding increased more during fiscal 2025 than fiscal 2024 driven largely by increased average sales prices.
•Partially offset by:
•An increase of $389 million due to an increase in accounts payable of $184 million during fiscal 2025, compared to a decrease of $205 million in fiscal 2024, primarily due to higher input costs and increase in days payables outstanding.
•An increase of $145 million due to an increase of $273 million in the net changes in other operating assets and liabilities in fiscal 2025, compared to an increase of $128 million in fiscal 2024, primarily driven by an increase in legal accruals net of payments offset by an increase in fiscal 2024 performance-based compensation.

Cash Flows from Investing Activities		in millions
	2025	2024
Additions to property, plant and equipment	$(978)	$(1,132)
(Purchases of)/Proceeds from marketable securities, net	(4)	(3)
Proceeds from sale of business	—	174
Proceeds from sale of storage facilities	252	—
Acquisition of equity investments	(11)	(29)
Other, net	76	102
Net cash used for investing activities	$(665)	$(888)
•Additions to property, plant and equipment included spending for production growth, safety, animal well-being, new equipment, infrastructure replacements and upgrades to maintain competitive standing and position us for future opportunities.
•Approximately $520 million will be necessary to complete buildings and equipment under construction at September 27, 2025.
•We expect capital expenditures between $0.7 billion and $1.0 billion for fiscal 2026. Capital expenditures include investments in profit improvement projects as well as projects for maintenance and repair.
•Proceeds from sale of business related to the sale of our Vienna, Georgia facility in fiscal 2024.
•Proceeds from sale of storage facilities related to the sale of multiple Tyson-owned and operated cold storage facilities in fiscal 2025.
•Other, net for fiscal 2025 primarily included insurance proceeds related to fires at our production facilities and proceeds from disposition of assets. Other, net for fiscal 2024 primarily included proceeds from disposition of corporate assets, proceeds on the sale of an equity method investment and insurance proceeds related to fires at our production facilities.

Cash Flows from Financing Activities		in millions
	2025	2024
Proceeds from issuance of debt	$175	$2,415
Payments on debt	(1,262)	(1,641)
Proceeds from issuance of commercial paper	—	1,694
Repayments of commercial paper	—	(2,285)
Purchases of Tyson Class A common stock	(196)	(49)
Dividends	(697)	(684)
Stock options exercised	21	14
Other, net	(18)	(45)
Net cash used for financing activities	$(1,977)	$(581)
•During fiscal 2024, proceeds from issuance of debt included $750 million of proceeds from the term loan facility due May 2028, $600 million of proceeds from the 5.40% 2029 Notes, and $900 million from the 5.70% 2034 Notes.
•Payments on debt included:
•2025 – In fiscal 2025, we fully repaid the $750 million term loan due May 2026 and $310 million of the term loan due May 2028 using cash on hand.
•2024 – In March 2024, we issued senior unsecured notes with an aggregate principal amount of $1.5 billion. A portion of the net proceeds from the issuances were used to repay $250 million of the amount outstanding under our term loan facility due May 2026 and we used the remainder of the proceeds to retire the $1,250 million notes due August 2024.
•Purchases of Tyson Class A common stock included:
•$174 million of cash paid for shares repurchased pursuant to our share repurchase program in fiscal 2025.
•$22 million and $49 million for shares repurchased to fund certain obligations under our equity compensation plans in fiscal 2025 and 2024, respectively.
•Dividends paid during fiscal 2025 included a 2% increase to our fiscal 2024 quarterly dividend rate.

Liquidity					in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available at September 27, 2025
Cash and cash equivalents					$1,229
Short-term investments					—
Revolving credit facility	April 2030	$2,500	$—	$—	2,500
Commercial paper					—
Total liquidity					$3,729
•Liquidity includes cash and cash equivalents, short-term investments and availability under our revolving credit facility, less the outstanding commercial paper balance.
•At September 27, 2025, we had current debt of $909 million, which we intend to pay with cash generated from our operating activities and other existing or new liquidity sources.
•The revolving credit facility supports our short-term funding needs and also serves to backstop our commercial paper program. We had no borrowings under the revolving credit facility during fiscal 2025.
•In April 2025, we terminated our previous revolving credit facility with a maturity date of September 2026 and entered into a new $2.5 billion revolving credit facility. The new revolving credit facility will mature, and the commitments thereunder will terminate, in April 2030 with options for two one-year extensions. Under the terms of this revolving credit facility, we have the option to establish incremental commitment increases of up to an aggregate amount of $500 million if certain conditions are met. The covenants and other terms of the new facility are generally consistent with those of the terminated facility.
•We expect net interest expense will approximate $395 million for the 53 weeks of fiscal 2026.
•Our ratio of short-term assets to short-term liabilities (“current ratio”) was 1.6 to 1 and 2.0 to 1 at September 27, 2025, and September 28, 2024, respectively. The decrease in fiscal 2025 was primarily due to lower cash and cash equivalents and increased current debt.
•At September 27, 2025, $725 million of our cash was held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. We manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. We intend to repatriate any excess cash (net of applicable withholding taxes) not subject to regulatory requirements and to indefinitely reinvest outside of the United States the remainder of cash held by foreign subsidiaries. We do not expect the regulatory restrictions or taxes on repatriation to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.
Capital Resources
Credit Facility
Cash flows from operating activities and cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $2.5 billion, to provide additional liquidity for working capital needs and to backstop our commercial paper program.
At September 27, 2025, amounts available for borrowing under our revolving credit facility totaled $2.5 billion. Our revolving credit facility is funded by a syndicate of 17 banks, with commitments ranging from $50 million to $225 million per bank.
Commercial Paper Program
Our commercial paper program provides a low-cost source of borrowing to fund general corporate purposes including working capital requirements. The maximum borrowing capacity under the commercial paper program is $1.75 billion, which increased in April 2025 in conjunction with the execution of the new revolving credit facility. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. As of September 27, 2025, we had no commercial paper outstanding. Our ability to access commercial paper in the future may be limited or its costs increased.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At September 27, 2025, and September 28, 2024, the ratio of our net debt to EBITDA was 3.0x and 2.8x, respectively. Refer to Other Key Financial Measures below for an explanation and reconciliation to comparable Generally Accepted Accounting Principles (“GAAP”) measures. The increase in this ratio at September 27, 2025 is due to a decrease in EBITDA of $377 million partially offset by a decrease in net debt of $459 million.

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
Revolving Credit Facility
The below table outlines the fees paid on the unused portion of the facility (“Facility Fee Rate”) and letter of credit fees and borrowings (“Borrowing Spread”) that corresponds to the applicable ratings levels from S&P and Moody's. S&P's applicable rating is “BBB.” Moody's applicable rating is “Baa2.”

Ratings Level (Moody's/S&P)	Facility Fee Rate	Borrowing Spread
A3/A- or above	0.090%	0.785%
Baal/BBB+	0.100%	0.900%
Baa2/BBB (current level)	0.110%	1.015%
Baa3/BBB-	0.150%	1.100%
Ba1/BB+ or lower	0.200%	1.175%
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
We were in compliance with all debt covenants at September 27, 2025 and expect that we will maintain compliance.
Pension Plans
As further described in Part II, Item 8, Notes to Consolidated Financial Statements, Note 15: Pensions and Other Postretirement Benefits, the funded status of our defined benefit pension plans is defined as the amount the projected benefit obligation exceeds the plan assets. The funded status of the plans is an underfunded position of $146 million at the end of fiscal 2025 as compared to an underfunded position of $158 million at the end of fiscal 2024. We contributed $14 million in fiscal 2025 and expect to contribute approximately $15 million of cash to our pension plans in fiscal 2026. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements. As a result, the actual funding in fiscal 2026 may be different from the estimate.
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

CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations as of September 27, 2025 (in millions):

	Payments Due by Period
	2026	2027-2028	2029-2030	2031 and thereafter	Total
Debt principal payments (1)	$909	$1,899	$1,648	$4,448	$8,904
Interest payments (2)	423	777	597	2,817	4,614
Guarantees (3)	10	14	25	18	67
Operating lease obligations (4)	232	321	207	268	1,028
Purchase obligations (5)	556	866	601	3,245	5,268
Capital expenditures (6)	410	110	—	—	520
Other long-term liabilities (7)	—	—	—	—	937
Total contractual commitments	$2,540	$3,987	$3,078	$10,796	$21,338
(1)In the event of a default on payment, acceleration of the principal payments could occur.
(2)Interest payments include interest on all outstanding debt. Payments are estimated for variable rate and variable term debt based on effective interest rates at September 27, 2025, and expected payment dates.
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
(4)For additional information regarding operating leases, refer to Part II, Item 8, Notes to the Consolidated Financial Statements, Note 6: Leases.
(5)Amounts include agreements with a remaining term in excess of one year to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligations amount included items, such as future purchase commitments for grains and livestock purchase contracts, that provide terms that meet the above criteria. For certain grain purchase commitments with a fixed quantity provision, we have assumed the future obligations under the commitment based on available commodity futures prices as published in observable active markets as of September 27, 2025. Additionally, the purchase obligations amount includes purchase commitments associated with long-term cold storage service agreements entered into as part of the sale of multiple Tyson-owned and operated storage facilities during fiscal 2025. We have excluded future purchase commitments for contracts that do not meet these criteria. Purchase orders are not included in the table, as a purchase order is an authorization to purchase and is cancellable. Contracts for goods or services that contain termination clauses without penalty have also been excluded.
(6)Amounts include estimated amounts to complete buildings and equipment under construction as of September 27, 2025.
(7)Other long-term liabilities primarily consist of deferred compensation, deferred income, self-insurance and asset retirement obligations. We are unable to reliably estimate the amount and timing of the remaining payments beyond fiscal 2025; therefore, we have only included the total liability in the table above. We also have employee benefit obligations consisting of pensions and other postretirement benefits of $165 million that are excluded from the table above. A discussion of the Company's pension and postretirement plans, including funding matters, is included in Part II, Item 8, Notes to Consolidated Financial Statements, Note 15: Pensions and Other Postretirement Benefits.
In addition to the amounts shown above in the table, we have unrecognized tax benefits of $153 million and related interest and penalties of $73 million at September 27, 2025, recorded in Other Liabilities and Other current liabilities.
Our maximum commitment associated with our cash flow assistance programs is limited to the fair value of each participating livestock supplier's net tangible assets. The potential maximum obligation as of September 27, 2025 was approximately $240 million and we did not have significant net receivables outstanding under these programs.

OTHER KEY FINANCIAL MEASURES
The following are other key financial measures used by the Company for the purposes of assessing performance and highlighting operational trends as well as our ability to generate earnings sufficient to service our debt:

in millions, except ratio data
	2025	2024	2023

Net income (loss)	$507	$822	$(649)
Less: Interest income	(73)	(89)	(30)
Add: Interest expense	449	481	355
Add/(Less): Income tax expense (benefit)	262	270	(29)
Add: Depreciation	1,093	1,159	1,100
Add: Amortization (a)	257	229	229
EBITDA	$2,495	$2,872	$976

Total gross debt	8,830	9,787	9,506
Less: Cash and cash equivalents	(1,229)	(1,717)	(573)
Less: Short-term investments	—	(10)	(15)
Total net debt	$7,601	$8,060	$8,918

Ratio Calculations:
Gross debt/EBITDA	3.5x	3.4x	9.7x
Net debt/EBITDA	3.0x	2.8x	9.1x
Return on invested capital (b)	2.8%	3.9%	(1.4%)
Total debt to capitalization (c)	32.6%	34.6%	34.2%
Book value per share (d)	$51.63	$52.03	$51.37
(a)Excludes the amortization of debt issuance and debt discount expense of $11 million, $12 million, $10 million for fiscal 2025, 2024 and 2023, respectively, as it is included in Interest expense.
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
Effect if Actual Results Differ From Assumptions
We have not made any material changes in the accounting methodology used to establish our contingent liabilities during the past three fiscal years. As set forth in Part II, Item 8, Notes to the Consolidated Financial Statements, Note 20: Commitments and Contingencies, we recognized $698 million and $174 million of charges in fiscal 2025 and 2024, respectively, from legal accruals related to our broiler antitrust civil litigation, broiler chicken grower litigation, pork antitrust litigation, beef antitrust litigation and wage rate litigation based on our assessment of the likelihood and amount of probable losses. We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate our contingent liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material.
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
Effect if Actual Results Differ From Assumptions
We have not made any material changes in the accounting methodology used to establish our self-insurance liability during the past three fiscal years. We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate our self-insurance liability. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material. A 10% change in the actuarial estimate at September 27, 2025, would not have a significant impact on our liability.
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
Defined benefit pension plans
Description
We sponsor four defined benefit pension plans that provide retirement benefits to certain team members. We also participate in a multi-employer plan that provides defined benefits to certain team members covered by collective bargaining agreements. Such plans are usually administered by a board of trustees composed of the management of the participating companies and labor representatives. We use independent third-party actuaries to assist us in determining our pension obligations and net periodic benefit cost. We and the actuaries review assumptions that include estimates of the present value of the projected future pension payment to all plan participants, taking into consideration the likelihood of potential future events such as salary increases and demographic experience. We accumulate and amortize the effect of actuarial gains and losses over future periods. Net periodic benefit cost for the defined benefit pension plans was $7 million in fiscal 2025. The projected benefit obligation was $176 million at the end of fiscal 2025. Unrecognized actuarial gain was $2 million at the end of fiscal 2025. We currently expect net periodic benefit cost associated with our pension plans to be approximately $7 million in fiscal 2026. We expect to contribute approximately $15 million of cash to our pension plans in fiscal 2026. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements.

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
Effect if Actual Results Differ From Assumptions
We have not made any material changes in the accounting methodology used to establish our pension obligations and net periodic benefit cost during the past three fiscal years. We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate our pension obligations and net periodic benefit cost. However, if actual results are not consistent with our estimates or assumptions, they are accumulated and amortized over future periods and, therefore generally affect the net periodic benefit cost in future periods. A 1% change in the discount rate at September 27, 2025, would not have a significant impact on the projected benefit obligation or net periodic benefit cost. A 1% change in the return on plan assets at September 27, 2025, would not have a significant impact on net periodic benefit cost. The sensitivities reflect the impact of changing one assumption at a time with the remaining assumptions held constant. Economic factors and conditions often affect multiple assumptions simultaneously and the effect of changes in assumptions are not necessarily linear.
Impairment of goodwill and indefinite life intangible assets
Description
Goodwill and indefinite life intangible assets are evaluated for impairment annually or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or indefinite life intangible asset is less than its carrying value. We have elected to make the first day of the fourth quarter the annual impairment assessment date for goodwill and indefinite life intangible assets. However, we could be required to evaluate the recoverability of goodwill and indefinite life intangible assets outside of the required annual assessment if, among other things, we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of the business, sustained decline in market capitalization or significant changes in macro-economic factors such as increased interest and discount rates.
We evaluate goodwill for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, the fair value of the reporting unit may more likely than not be less than its carrying value or if significant changes to macro-economic factors related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required. The quantitative test compares the fair value of a reporting unit with its carrying value. Additionally, we can elect to forgo the qualitative assessment and perform the quantitative test. Upon performing the quantitative test, if the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of goodwill.
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

Judgments and Uncertainties
We estimate the fair value of our reporting units considering the use of various valuation techniques, with the primary technique being an income approach (discounted cash flow method) and another technique being a market approach (guideline public company method), which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. We include assumptions about sales growth, operating margins, discount rates and valuation multiples which consider our budgets, business plans, economic projections and marketplace data, and are believed to reflect market participant views which would exist in an exit transaction. Assumptions are also made for varying growth rates for periods beyond the long-term business plan period. Generally, we utilize operating margin assumptions based on future expectations, macro-economic trends, operating margins historically realized in the reporting units’ industries and industry marketplace valuation multiples. We consider reporting units that have 20% or less excess fair value over carrying value to have a heightened risk of impairment.
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
Our fiscal 2024 goodwill impairment analysis did not result in impairment charges. Following the annual fiscal 2024 assessment, our Beef and two Chicken segment reporting units, with a total goodwill of approximately $3.3 billion in fiscal 2024, were at heightened risk of impairment.
During the third quarter of fiscal 2025, our Beef reporting unit experienced lower than anticipated supply of market-ready cattle and an increased carrying value primarily associated with higher cattle costs. Additionally, our forecasts indicated the timing of the recovery of market-ready cattle associated with the anticipated cattle herd rebuilding would be longer than previously estimated. Consequently, we determined the fair value of our Beef reporting unit was more likely than not less than the carrying amount and proceeded to perform a quantitative assessment. Based on this quantitative assessment, we determined the fair value of our Beef reporting unit had decreased to below its carrying value. Accordingly, we recognized a $343 million impairment during the third quarter of fiscal 2025 to fully impair its remaining goodwill.
We performed our annual impairment assessment as of the first day of our fourth quarter of fiscal 2025 and determined it was necessary to perform a quantitative assessment for one of our International/Other reporting units, which had goodwill of $0.2 billion at September 27, 2025, as it had lower than previously anticipated operating results. Based on this assessment, we determined that the International/Other reporting unit's estimated fair value exceeded its carrying value, and thus, did not recognize a goodwill impairment. In estimating its fair value, we generally assumed operating margins in future years would normalize over time as we believe this is consistent with market participant views in an exit transaction. The current year results are not indicative of future market participant expectations in an exit transaction primarily due to the impact of macroeconomic factors which we expect to be mostly temporary in nature. As of the date of the assessment, we estimate discount rates utilized in the discounted cash flow method would have to increase by more than approximately 125 basis points, with all other assumptions unchanged, before the carrying value of the International/Other reporting units would exceed their fair value. Following the annual fiscal 2025 assessment, this reporting unit was at heightened risk of impairment.
We performed a qualitative assessment for the remaining reporting units in our Chicken, Prepared Foods and Pork segments, which had goodwill of $9.3 billion at September 27, 2025, and determined none of them were at heightened risk of impairment following the fiscal 2025 annual assessment. As of the latest fair value assessments, we estimate discount rates utilized in the discounted cash flow method would have to increase by more than approximately 75 basis points, with all other assumptions unchanged, before the carrying value of any of the Chicken, Prepared Foods and Pork reporting units would exceed their fair value.
The fair value of our indefinite life intangible assets is calculated principally using multi-period excess earnings and relief-from-royalty valuation approaches, which uses significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy, and is believed to reflect market participant views which would exist in an exit transaction. Under these valuation approaches, we are required to make estimates and assumptions about sales growth, operating margins, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. We consider indefinite life intangible assets that have 20% or less excess fair value over carrying value to have a heightened risk of impairment. Our fiscal 2025, 2024 and 2023 indefinite life intangible assets impairment analyses did not result in an impairment charge.

All of our indefinite life intangible assets' estimated fair values exceeded their carrying values by more than 20% at the date of the most recent estimated fair value determination. We performed our annual impairment assessment as of the first day of our fourth quarter of fiscal 2025 and determined it was necessary to perform quantitative assessments for two of our Prepared Foods brands with carrying values of $0.5 billion and $0.3 billion at September 27, 2025. For these two brands, we estimate the discount rate would need to increase over 150 basis points as of the date of the most recent estimated fair value, with all other assumptions unchanged, to cause the carrying value to approximate its fair value. We generally assumed growth rates in future years would normalize over time as we believe this is consistent with market participant views in an exit transaction. Had we assumed future growth rates consistent with those realized in fiscal 2025, we would have failed the impairment quantitative test, which may have resulted in material impairment losses. The current year growth rate is not indicative of future market participant expectations in an exit transaction primarily due to the impacts of rapid inflationary pressures and volatile market conditions which impacts we expect to be mostly temporary in nature. We do not currently consider any of our indefinite life intangible assets, which had an aggregate value of $4.1 billion at September 27, 2025, to be at heightened risk of impairment.
Effect if Actual Results Differ From Assumptions
We have not made material changes in the accounting methodology used to evaluate impairment of goodwill and indefinite life intangible assets during the last three years.
Our impairment analysis contains inherent estimates and assumptions, many of which are outside the control of management including interest rates, cost of capital, tax rates, market EBITDA comparables and credit ratings, which could positively or negatively impact the anticipated future economic and operating conditions. The assumptions and estimates used in determining fair value require considerable judgment and are sensitive to changes in underlying assumptions. These assumptions can change in future periods as a result of overall economic conditions, including the impacts of inflationary pressures, increased interest and discount rates, global supply chain constraints and decreased market capitalization, amongst others. As a result, there can be no assurance that estimates and assumptions made for the purpose of assessing impairments will prove to be an accurate prediction of the future. Potential circumstances that could have a negative effect on the fair value of our reporting units and indefinite life intangible assets include, but are not limited to, lower than forecasted growth rates or operating margins and changes in discount rates. A reduction in the estimated fair value of the reporting units and indefinite life intangible assets could trigger an impairment in the future. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of our goodwill and indefinite life intangible assets.
We continuously evaluate the changing macro-economic conditions including inflationary pressures, rising interest rates, demand outlook and export markets, and the Company's market capitalization. Although all our reporting units and indefinite life intangible assets had more than 20% excess fair value over carrying value as of the most recent assessment, other than one reporting unit with goodwill of $0.2 billion as of September 27, 2025, they remain susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future.
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
We recorded charges related to impairments, disposals and write-offs of long-lived assets of $126 million, $131 million and $101 million, in fiscal 2025, 2024 and 2023, respectively.
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

COMMODITIES RISK
We purchase certain commodities, such as grains and livestock, during normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily forwards and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. We generally do not hedge anticipated transactions beyond 18 months. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of September 27, 2025 and September 28, 2024, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted forward and option prices. The market risk exposure analysis included both derivatives designated as hedge instruments and derivatives not designated as hedge instruments.

Effect of 10% change in fair value	in millions
	2025	2024
Livestock:
Live Cattle	$18	$11
Lean Hogs	46	24
Grain:
Corn	19	11
Soybean Meal	23	16
INTEREST RATE RISK
At September 27, 2025, we had variable rate debt of $484 million with a weighted average interest rate of 5.9%. A hypothetical 10% increase in interest rates effective at September 27, 2025 would increase annualized interest expense by approximately $3 million.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At September 27, 2025, we had fixed-rate debt of $8,346 million with a weighted average interest rate of 4.8%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% change in interest rates would have changed the fair value of our fixed-rate debt by approximately $231 million at September 27, 2025 and $230 million at September 28, 2024. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
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
FOREIGN CURRENCY RISK
We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Malaysian ringgit, the Mexican peso and the Thai baht. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates related to the foreign exchange forward and option contracts would have had a $21 million and $25 million impact on pretax income at September 27, 2025 and September 28, 2024, respectively.
CONCENTRATIONS OF CREDIT RISK
Our financial instruments exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to our large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At September 27, 2025 and September 28, 2024, 15.6% and 15.5%, respectively, of our net accounts receivable balance was due from Walmart Inc. No other single customer or customer group represented 10% or greater of net accounts receivable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	in millions, except per share data
	fiscal year ended
	September 27, 2025	September 28, 2024	September 30, 2023
Sales	$54,441	$53,309	$52,881
Cost of Sales	50,879	49,682	50,250
Gross Profit	3,562	3,627	2,631
Selling, General and Administrative	2,121	2,218	2,245
Goodwill Impairment	343	—	781
Operating Income (Loss)	1,098	1,409	(395)
Other (Income) Expense:
Interest income	(73)	(89)	(30)
Interest expense	449	481	355
Other, net	(47)	(75)	(42)
Total Other (Income) Expense	329	317	283
Income (Loss) before Income Taxes	769	1,092	(678)
Income Tax Expense (Benefit)	262	270	(29)
Net Income (Loss)	507	822	(649)
Less: Net Income (Loss) Attributable to Noncontrolling Interests	33	22	(1)
Net Income (Loss) Attributable to Tyson	$474	$800	$(648)
Net Income (Loss) Per Share Attributable to Tyson:
Class A Basic	$1.37	$2.31	$(1.87)
Class B Basic	$1.22	$2.06	$(1.68)
Diluted	$1.33	$2.25	$(1.87)
See accompanying Notes to Consolidated Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	in millions
	fiscal year ended
	September 27, 2025	September 28, 2024	September 30, 2023
Net Income (Loss)	$507	$822	$(649)
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	(7)	(5)	2
Investments	—	4	1
Currency translation	(4)	100	29
Postretirement benefits	4	(9)	5
Total Other Comprehensive Income (Loss), Net of Taxes	(7)	90	37
Comprehensive Income (Loss)	500	912	(612)
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	33	36	(1)
Comprehensive Income (Loss) Attributable to Tyson	$467	$876	$(611)
See accompanying Notes to Consolidated Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED BALANCE SHEETS

in millions, except share and per share data
	September 27, 2025	September 28, 2024
Assets
Current Assets:
Cash and cash equivalents	$1,229	$1,717
Accounts receivable, net	2,524	2,406
Inventories	5,681	5,195
Other current assets	482	433
Total Current Assets	9,916	9,751
Net Property, Plant and Equipment	9,204	9,442
Goodwill	9,469	9,819
Intangible Assets, net	5,624	5,875
Other Assets	2,445	2,213
Total Assets	$36,658	$37,100
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$909	$74
Accounts payable	2,601	2,402
Other current liabilities	2,879	2,311
Total Current Liabilities	6,389	4,787
Long-Term Debt	7,921	9,713
Deferred Income Taxes	2,195	2,285
Other Liabilities	1,926	1,801
Commitments and Contingencies (Note 20)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 378 million shares	38	38
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,686	4,597
Retained earnings	18,647	18,873
Accumulated other comprehensive gain (loss)	(191)	(184)
Treasury stock, at cost – 95 million shares at September 27, 2025 and 92 million at September 28, 2024	(5,102)	(4,941)
Total Tyson Shareholders’ Equity	18,085	18,390
Noncontrolling Interests	142	124
Total Shareholders’ Equity	18,227	18,514
Total Liabilities and Shareholders’ Equity	$36,658	$37,100
See accompanying Notes to Consolidated Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					in millions
				fiscal year ended
	September 27, 2025		September 28, 2024		September 30, 2023
	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance at beginning and end of year	378	$38	378	$38	378	$38

Class B Common Stock:
Balance at beginning and end of year	70	7	70	7	70	7

Capital in Excess of Par Value:
Balance at beginning of year		4,597		4,560		4,553
Stock-based compensation and other		89		37		7
Balance at end of year		4,686		4,597		4,560

Retained Earnings:
Balance at beginning of year		18,873		18,760		20,084
Net income (loss) attributable to Tyson		474		800		(648)
Dividends		(700)		(687)		(676)
Balance at end of year		18,647		18,873		18,760

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of year		(184)		(260)		(297)
Other comprehensive income (loss) attributable to Tyson		(7)		76		37
Balance at end of year		(191)		(184)		(260)

Treasury Stock:
Balance at beginning of year	92	(4,941)	92	(4,972)	88	(4,683)
Purchase of Class A common stock	4	(196)	1	(49)	6	(354)
Stock-based compensation	(1)	35	(1)	80	(2)	65
Balance at end of year	95	(5,102)	92	(4,941)	92	(4,972)

Total Shareholders’ Equity Attributable to Tyson		$18,085		$18,390		$18,133

Equity Attributable to Noncontrolling Interests:
Balance at beginning of year		$124		$122		$109
Net income (loss) attributable to noncontrolling interests		33		22		(1)
Distributions to noncontrolling interest		(15)		(35)		(14)
Business combinations		—		1		28
Currency translation and other		—		14		—
Total Equity Attributable to Noncontrolling Interests		$142		$124		$122

Total Shareholders’ Equity		$18,227		$18,514		$18,255
See accompanying Notes to Consolidated Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	in millions
	fiscal year ended
	September 27, 2025	September 28, 2024	September 30, 2023
Cash Flows From Operating Activities:
Net income (loss)	$507	$822	$(649)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,093	1,159	1,100
Amortization	268	241	239
Deferred income taxes	(76)	(45)	(183)
Gain on sale of storage facilities	(107)	—	—
Impairment of goodwill	343	—	781
Impairments and disposals of assets	126	131	101
Stock-based compensation expense	100	101	61
Other, net	7	(43)	115
(Increase) decrease in accounts receivable	(121)	59	136
(Increase) decrease in inventories	(449)	153	175
Increase (decrease) in accounts payable	184	(205)	47
Increase (decrease) in income taxes payable/receivable	7	89	108
Net changes in other operating assets and liabilities	273	128	(279)
Cash Provided by Operating Activities	2,155	2,590	1,752
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(978)	(1,132)	(1,939)
Purchases of marketable securities	(66)	(38)	(34)
Proceeds from sale of marketable securities	62	35	32
Proceeds from sale of storage facilities	252	—	—
Proceeds from sale of business	—	174	—
Acquisitions, net of cash acquired	—	—	(262)
Acquisition of equity investments	(11)	(29)	(115)
Other, net	76	102	19
Cash Used for Investing Activities	(665)	(888)	(2,299)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	175	2,415	1,130
Payments on debt	(1,262)	(1,641)	(603)
Proceeds from issuance of commercial paper	—	1,694	7,693
Repayments of commercial paper	—	(2,285)	(7,103)
Purchases of Tyson Class A common stock	(196)	(49)	(354)
Dividends	(697)	(684)	(670)
Stock options exercised	21	14	11
Other, net	(18)	(45)	(16)
Cash Provided by (Used for) Financing Activities	(1,977)	(581)	88
Effect of Exchange Rate Change on Cash	(1)	23	1
(Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(488)	1,144	(458)
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	1,717	573	1,031
Cash and Cash Equivalents and Restricted Cash at End of Year	1,229	1,717	573
Less: Restricted Cash at End of Year	—	—	—
Cash and Cash Equivalents at End of Year	$1,229	$1,717	$573
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TYSON FOODS, INC.
NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Tyson Foods, Inc. (collectively, “Company,” “we,” “us” or “our”), is a world-class food company and recognized leader in protein. Founded in 1935 by John W. Tyson, it has grown under four generations of family leadership. The Company is unified by this purpose: Tyson Foods. We Feed the World Like Family™ and has a broad portfolio of iconic products and brands including Tyson®, Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, State Fair®, Aidells® and ibp®. Tyson Foods is dedicated to bringing high-quality food to every table in the world, safely, and affordably, now and for future generations.
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
Fiscal Year
We utilize a 52- or 53-week accounting period ending on the Saturday closest to September 30. The Company’s accounting cycle resulted in a 52-week year for fiscal 2025, 2024 and 2023.
Cash and Cash Equivalents
Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as part of our cash management activity. The carrying values of these assets approximate their fair values. We primarily utilize a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts where funds are moved to, and several zero-balance disbursement accounts for funding payroll, accounts payable, livestock procurement, livestock grower payments, etc. As a result of our cash management system, checks issued, but not presented to the banks for payment, may result in negative book cash balances. These negative book cash balances are included in accounts payable and other current liabilities. Checks outstanding in excess of related book cash balances totaled approximately $100 million at September 27, 2025 and September 28, 2024.
Accounts Receivable
We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated credit losses to reflect any loss anticipated on the accounts receivable balances and charged to the allowance for credit losses. We calculate this allowance based on our history of write-offs, future economic conditions, level of past due accounts, and relationships with and economic status of our customers. At September 27, 2025, and September 28, 2024, our allowance for credit losses was $49 million and $38 million, respectively. We generally do not have collateral for our receivables, but we do periodically evaluate the credit worthiness of our customers.
Inventories
Processed products, livestock and supplies and other are valued at the lower of cost or net realizable value. Cost includes purchased raw materials, live purchase costs, livestock growout costs (primarily feed, livestock grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories. At September 27, 2025, the cost of inventories was determined by either the first-in, first-out method or the weighted-average method, which is consistent with the methods used at September 28, 2024. Inventories are presented net of lower of cost or net realizable value adjustments of $138 million and $115 million as of September 27, 2025 and September 28, 2024, respectively. The following table reflects the major components of inventory as of September 27, 2025 and September 28, 2024 (in millions):

	2025	2024
Processed products	$3,086	$2,897
Livestock	1,729	1,460
Supplies and other	866	838
Total inventory	$5,681	$5,195

Property, Plant and Equipment
Property, plant and equipment are stated at cost and generally depreciated on a straight-line method over the estimated lives for buildings and leasehold improvements of 10 to 33 years, machinery and equipment of 3 to 15 years and land improvements and other of 3 to 20 years. Major repairs and maintenance costs that significantly extend the useful life of the related assets are capitalized. Normal repairs and maintenance costs are charged to operations. We review the carrying value of long-lived assets at each balance sheet date if indication of impairment exists. Recoverability is assessed using undiscounted cash flows based on historical results and current projections of earnings before interest, taxes, depreciation and amortization. We measure impairment as the excess of carrying value over the fair value of an asset group. The fair value of an asset group is generally measured using discounted cash flows including market participant assumptions of future operating results and discount rates.
Goodwill and Intangible Assets
Definite life intangibles are initially recorded at fair value and amortized over the estimated period of benefit. Brands and trademarks are generally amortized using the straight-line method over 20 years or less. Customer relationships and supply arrangements are generally amortized over 7 to 30 years based on the pattern of revenue expected to be generated from the use of the asset. The gross cost and accumulated amortization of intangible assets are removed when the recorded amounts are fully amortized and the asset is no longer in use or the contract has expired. Amortization expense is generally recognized in selling, general, and administrative expense. We review the carrying value of definite life intangibles at each balance sheet date if indications of impairment exists. Recoverability is assessed using undiscounted cash flows based on historical results and current projections of earnings before interest, taxes, depreciation and amortization. We measure impairment as the excess of carrying value over the fair value of the definite life intangible asset group. We use various valuation techniques to estimate fair value, with the primary techniques being discounted cash flows, relief-from-royalty and multi-period excess earnings valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under these valuation approaches, we are required to make estimates and assumptions about sales growth, operating margins, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data.
Goodwill and indefinite life intangible assets are initially recorded at fair value and not amortized, but are reviewed for impairment at least annually, or more frequently if impairment indicators arise. The first day of the fourth quarter is our annual impairment assessment date for goodwill and indefinite life intangible assets. However, we could be required to evaluate the recoverability of goodwill and indefinite life intangible assets outside of the required annual assessment if, among other things, we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of the business, sustained decline in market capitalization or significant changes in macro-economic factors such as increased interest and discount rates.
Our goodwill and indefinite life intangible assets are evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative test is necessary. If it is determined, based on qualitative factors, the fair value of the reporting unit or indefinite life intangible asset may more likely than not be less than the carrying value, or if significant changes to macro-economic factors have occurred that could materially impact fair value, a quantitative impairment test would be required. The quantitative test is to identify if a potential impairment exists by comparing the fair value of a reporting unit or indefinite life intangible asset with its carrying value. If the carrying value of the reporting unit or indefinite life intangible asset exceeds the fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying value of goodwill or the indefinite life intangible asset.
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

During fiscal 2023, we experienced lower than anticipated operating results and changing market fundamentals, as well as a drop in our market capitalization to below book value and an increase in long-term treasury rates which caused a net 50 basis point increase in the discount rates used in estimating the fair value of the reporting units. Based on quantitative assessments in fiscal 2023, we recognized $781 million of goodwill impairment charges, including $333 million to partially impair the goodwill of the Beef reporting unit, $238 million to fully impair the goodwill of two of our International/Other reporting units and $210 million to partially impair the goodwill of a Chicken segment reporting unit. During fiscal 2024, we determined none of our reporting units’ fair values were below their carrying values. Additionally, during the third quarter of fiscal 2025, our Beef reporting unit experienced lower than anticipated supply of market-ready cattle and an increased carrying value primarily associated with higher cattle costs. Also, our forecasts indicated the timing of the recovery of market-ready cattle associated with the anticipated cattle herd rebuilding would be longer than previously estimated. Consequently, we determined the fair value of our Beef reporting unit was more likely than not less than the carrying value and performed a quantitative assessment. Based on this quantitative assessment, we recognized a $343 million goodwill impairment charge to fully impair the remaining goodwill of the Beef reporting unit.
During fiscal 2025, 2024 and 2023, we determined the fair value of each of our indefinite life intangible assets exceeded its carrying value.
We consider reporting units and indefinite life intangible assets that have 20% or less excess fair value over carrying value to have a heightened risk of impairment. One of our International/Other reporting units, which had goodwill of $0.2 billion at September 27, 2025, was considered at heightened risk of impairment as of the date of the most recent estimated fair value determination. All of our other remaining reporting units and all our indefinite life intangible assets’ estimated fair values exceeded their carrying values by more than 20% as of their most recent assessments. Although the remaining reporting units and indefinite life intangible assets had more than 20% excess fair value over carrying value as of the date of the most recent estimated fair value determination, they remain susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future.
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
Investments
We have investments in joint ventures and other entities. The equity method of accounting is used for entities in which we exercise significant influence but do not have a controlling interest or a variable interest in which we are the primary beneficiary. Under the equity method of accounting, the initial investment is recorded at cost and the investment is subsequently adjusted for its proportionate share of earnings or losses and dividends, including consideration of basis differences resulting from the difference between the initial carrying amount of the investment and the underlying equity in net assets, as applicable. Equity method investments totaled $566 million and $550 million at September 27, 2025 and September 28, 2024, respectively.
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
We also have investments in marketable debt securities. We have determined all of our marketable debt securities are available-for-sale investments. These investments are reported at fair value based on quoted market prices as of the balance sheet date, with unrealized gains and losses, net of tax, recorded as a component of other comprehensive income.
The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is recorded in interest income. The cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of debt securities and declines in value due to credit-related factors are recorded on a net basis in Other, net in the Consolidated Statements of Income. Interest and dividends on securities classified as available-for-sale are recorded in Interest income in the Consolidated Statements of Income.
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
Other Current Liabilities
Other current liabilities as of September 27, 2025 and September 28, 2024, include (in millions):

	2025	2024
Accrued salaries, wages and benefits	$909	$912
Taxes payable	193	210
Accrued current legal contingencies	712	349
Other	1,065	840
Total other current liabilities	$2,879	$2,311
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

Derivative Financial Instruments
We purchase certain commodities, such as grains and livestock, during normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce our exposure to various market risks related to these purchases, as well as to changes in foreign currency exchange and interest rates. Contract terms of a financial instrument qualifying as a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting risk reduction and correlation criteria are recorded using hedge accounting. If a derivative instrument is accounted for as a hedge, depending on the nature of the hedge, changes in the fair value of the instrument either will be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or be recognized in Other Comprehensive Income (Loss) until the hedged item is recognized in earnings. Instruments we hold as part of our risk management activities that do not meet the criteria for hedge accounting are marked to fair value with unrealized gains or losses reported currently in earnings. Changes in market value of derivatives used in our risk management activities relating to inputs of forward sales contracts, inventories on hand and anticipated purchases of inventories are recorded in Cost of Sales. Changes in market value of derivatives used in our risk management activities related to interest rates are recorded in Interest expense. Changes in the market value of derivatives used in our risk management activities related to foreign exchange contracts are recorded in Other, net. We generally do not hedge anticipated transactions beyond 18 months.
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
Supplier Financing Programs
We have supplier financing programs with financial institutions, in which we agree to pay the financial institution the stated amount of confirmed invoices on the invoice due date for participating suppliers. Participation in these programs is optional and solely up to the supplier, who negotiates the terms of the arrangement directly with the financial institution and may allow early payment. Supplier participation in these programs has no bearing on the Company's amounts due. The payment terms that we have with participating suppliers under these programs are generally up to 120 days. We do not have an economic interest in a supplier's participation in the program or a direct financial relationship with the financial institution funding the program. We are responsible for ensuring that participating financial institutions are paid according to the terms negotiated with the supplier. The outstanding payment obligations due to the financial institutions as of the end of a period are included in accounts payable in the Consolidated Balance Sheets. The activity related to these programs is reflected within the operating activities section of the Consolidated Statements of Cash Flows. Changes in the amounts outstanding on our supplier financing programs were (in millions):

September 27, 2025
Confirmed obligations outstanding at the beginning of year	$45
Invoices confirmed	288
Confirmed invoices paid	(281)
Confirmed obligations outstanding at the end of year	$52
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
Advertising Expenses
Advertising expense is charged to operations in the period incurred and is recorded as selling, general and administrative expense. Advertising expense totaled $244 million, $267 million, and $339 million in fiscal 2025, 2024 and 2023, respectively.
Research and Development
Research and development costs are expensed as incurred. Research and development costs totaled $126 million, $106 million, $114 million in fiscal 2025, 2024 and 2023, respectively.
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
Government Assistance Programs
We periodically receive government assistance typically in the form of cash grants or refundable tax credits (collectively “Grants”). The Grants generally specify conditions that must be met in order for the Grants to be earned, such as employment, employee retention targets, and construction or acquisition of property and equipment and are often time-bound. If conditions are not satisfied or if the duration period for the arrangement is not met, the Grants may be subject to reduction, repayment, or termination.
During fiscal years 2025, 2024, and 2023, we received amounts related to Grants that were not material to the financial statements; however, this conclusion can change based on additional grants received in the future. To the extent amounts have been received by the Company in advance of completion of the conditions, they have been recognized in other current liabilities or other liabilities in the Consolidated Balance Sheets, as appropriate.
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
Recently Issued Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance to modernize the accounting for internal-use software costs including the elimination of the stage-based capitalization model and updated disclosure requirements. The guidance is effective for annual reporting periods beginning after December 15, 2027, our fiscal 2029, and interim reporting periods within those annual reporting periods. Amendments can be applied using a prospective transition approach, a modified transition approach, or a retrospective transition approach. We are currently evaluating the impact this guidance will have on disclosures in our consolidated financial statements.
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
NOTE 2: CHANGES IN ACCOUNTING PRINCIPLES
In November 2023, the FASB issued authoritative guidance to improve the disclosures about a public entity's reportable segments and address requests from investors for additional, more detailed information about a reportable segment's expenses. The guidance is effective for annual reporting periods beginning after December 15, 2023, our fiscal 2025, and interim reporting periods within fiscal years beginning after December 15, 2024, our fiscal 2026. Amendments will be applied retrospectively to all prior periods presented in the financial statements. We adopted this guidance and included the required disclosure in the notes to our annual consolidated financial statements for our fiscal year ending September 27, 2025.
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
In September 2022, the FASB issued guidance that requires additional disclosures for supplier finance programs to allow users to better understand the nature, activity and potential magnitude of the programs. The guidance, except for a requirement for rollforward information, is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2022, our fiscal 2024. Disclosure of rollforward information is effective for fiscal years beginning after December 15, 2023, our fiscal 2025. Early adoption is permitted and the retrospective transition method should be applied for all amendments except rollforward information, which should be applied prospectively. We elected to early adopt the initial disclosure requirement for the fiscal year ended September 30, 2023, and it did not have a material impact on our consolidated financial statements. We adopted the rollforward requirement in the notes to our annual consolidated financial statements for the fiscal year ended September 27, 2025.
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
NOTE 3: ACQUISITIONS AND DISPOSITIONS
Acquisitions
In the third quarter of fiscal 2023, we acquired Williams Sausage Company for $220 million, net of cash acquired, as part of our growth strategy to increase our capacity and product portfolio. Its results, subsequent to the acquisition closing, are included in our Prepared Foods segment and through September 27, 2025 were insignificant to our Consolidated Statements of Income. The purchase price allocation included $15 million of net working capital, including $3 million of cash acquired, $67 million of Property, Plant and Equipment, $107 million of Goodwill, $65 million of Intangible Assets, and $31 million of Deferred Income Taxes. Intangible Assets include brands and trademarks and customer relationships which will be amortized over a life of 20 and 12 years, respectively. $50 million of the goodwill is deductible for U.S. income tax purposes. The acquisition of Williams Sausage Company was accounted for using the acquisition method of accounting.
In the first quarter of fiscal 2023, we completed the acquisition of a 60% equity stake in Supreme Foods Processing Company ("SFPC"), a producer and distributor of value-added and cooked chicken and beef products, and a 15% equity stake in Agricultural Development Company ("ADC"), a fully integrated poultry company, for a total purchase price of $75 million, net of cash acquired. Both SFPC and ADC were subsidiaries of Tanmiah Food Company. The results of SFPC, subsequent to the acquisition closing, are included in International/Other for segment presentation and through September 27, 2025 were insignificant to our Consolidated Statements of Income. We are accounting for the investment in ADC under the equity method.
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
NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The following table reflects major categories of property, plant and equipment and accumulated depreciation as of September 27, 2025 and September 28, 2024 (in millions):

	2025	2024
Land	$209	$220
Building and leasehold improvements	7,079	6,981
Machinery and equipment	12,015	11,457
Land improvements and other	575	600
Buildings and equipment under construction	509	705
	20,387	19,963
Less accumulated depreciation	11,183	10,521
Net property, plant and equipment	$9,204	$9,442
NOTE 5: GOODWILL AND INTANGIBLE ASSETS
The following table reflects goodwill activity for fiscal years 2025 and 2024 (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Consolidated
Balance at September 30, 2023 (a)	$343	$423	$3,064	$5,904	$144	$9,878

Fiscal 2024 Activity:
Measurement period adjustments	—	—	—	(13)	—	(13)
Sale of business	—	—	(63)	—	—	(63)
Currency translation	—	—	—	—	17	17
Balance at September 28, 2024 (a)	$343	$423	$3,001	$5,891	$161	$9,819

Fiscal 2025 Activity:
Sale of business	—	—	—	—	(4)	(4)
Impairment losses	(343)	—	—	—	—	(343)
Currency translation	—	—	—	—	(3)	(3)
Balance at September 27, 2025(a)	$—	$423	$3,001	$5,891	$154	$9,469
(a) Included in goodwill for fiscal 2025 are accumulated impairment losses of $1,236 million in Beef, $210 million in Chicken and $295 million in International/Other. Included in goodwill as of September 28, 2024 and September 30, 2023 are accumulated impairment losses of $893 million in Beef, $210 million in Chicken and $295 million in International/Other.

The following table reflects intangible assets by type as of September 27, 2025 and September 28, 2024 (in millions):

	2025	2024
Amortizable intangible assets:
Brands and trademarks	$992	$995
Customer relationships	2,385	2,399
Supply arrangements	310	310
Patents, intellectual property and other	45	45
Land use rights	9	9
Total gross amortizable intangible assets	$3,741	$3,758
Less accumulated amortization	2,195	1,961
Total net amortizable intangible assets	$1,546	$1,797
Brands and trademarks not subject to amortization	4,078	4,078
Total intangible assets	$5,624	$5,875
Amortization expense of $239 million, $229 million and $229 million was recognized during fiscal 2025, 2024 and 2023, respectively. We estimate amortization expense on intangible assets for the next five fiscal years subsequent to September 27, 2025, will be: 2026 - $207 million; 2027 - $195 million; 2028 - $187 million; 2029 - $174 million; 2030 - $166 million.
NOTE 6: LEASES
We lease certain equipment, buildings and land related to transportation, distribution, storage, production, livestock grower assets and office activities. These lease arrangements can be structured as a standard lease agreement or embedded in a service or supply agreement. For further description of our lease accounting policy, refer to Note 1: Business and Summary of Significant Accounting Policies. Operating lease ROU assets and liabilities presented in our Consolidated Balance Sheets were as follows as of September 27, 2025 and September 28, 2024 (in millions):

	2025	2024
Other Assets	$887	$710
Other current liabilities	201	173
Other Liabilities	664	521
Finance lease ROU assets and liabilities presented in our Consolidated Balance Sheets were as follows as of September 27, 2025 and September 28, 2024 (in millions):

	2025	2024
Net Property, Plant and Equipment	$161	$122
Current Debt	55	36
Long-term debt	113	90
The components of lease costs for fiscal years 2025, 2024 and 2023 were as follows (in millions):

	2025	2024	2023
Operating lease cost (a)	$232	$178	$181
Finance lease cost:
Amortization of right-of-use assets	50	36	28
Interest on lease liabilities	7	4	2
Variable lease cost (b)	545	527	531
Short-term lease cost	29	40	39
Total	$863	$785	$781
(a) Sublease income is immaterial and not deducted from operating lease cost.
(b) Variable lease costs are determined based on volume of output received, flocks placed or other performance metrics.

Supplemental balance sheet information related to lease liabilities is as follows:

	Operating Leases		Finance Leases
	2025	2024	2025	2024
Weighted-average remaining lease term (in years)	7 years	6 years	4 years	5 years
Weighted-average discount rate	5%	4%	5%	5%
Supplemental cash flow information related to lease liabilities is as follows (in millions):

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$231	$200	$191
Operating cash outflows from finance leases	6	4	2
Financing cash outflows from finance leases	77	51	38
ROU assets obtained in exchange for lease liabilities
Operating leases	402	360	288
Finance leases	117	82	43
At September 27, 2025, future maturities of operating and finance leases were as follows (in millions):

	Operating Lease Commitments	Finance Lease Commitments
2026	$232	$62
2027	180	48
2028	141	34
2029	115	16
2030	92	7
2031 and beyond	268	20
Total undiscounted lease payments	$1,028	$187
Less: Imputed interest	163	19
Present value of total lease liabilities	$865	$168
At September 27, 2025, our leases that had not yet commenced were not significant.

NOTE 7: RESTRUCTURING AND RELATED CHARGES
Network Optimization Plan
During fiscal 2025, the Company initiated a network optimization plan to optimize our global operations and logistics network. We are reporting on actions approved through the end of fiscal 2025 as we are currently unable to make an estimate of the cost of the entire network optimization plan. We anticipate recognizing total pretax charges of $86 million related to the actions approved through September 27, 2025, which include $99 million of charges that have resulted or will result in cash outflows and $94 million of non-cash charges, partially offset by $107 million gain recognized from the sale of storage facilities. Additionally, we have received $252 million in proceeds associated with the sale of storage facilities during fiscal 2025. We expect to incur costs related to the network optimization plan over a multi-year period and anticipate additional charges in the future as further actions are approved.
In fiscal 2025, we recognized net charges of $45 million related to the network optimization plan, which included a gain of $107 million from the sale of storage facilities. The charges primarily included the closure of two facilities in the Prepared Foods segment, a non-harvesting facility closure in the Beef segment, and asset write-offs in the Chicken and Prepared Foods segments and International/Other, as well as severance and related costs and contract and lease termination costs. Additionally, in fiscal 2025, we executed various long-term cold storage service agreements and sold multiple Tyson-owned and operated storage facilities which primarily support our Chicken and Prepared Foods segments. As part of the sale agreements, we leased back the storage facilities for various periods ranging from approximately one to three years, and entered into long-term cold storage service agreements associated with several fully automated cold storage facilities. We expect this will reduce network complexity, streamline inventory flow, simplify processes and reduce operating expenses.
The following table reflects pretax (income) expense related to the network optimization plan during fiscal 2025 (in millions):

	Beef	Pork	Chicken	Prepared Foods	International/Other	Total
Cost of Sales:
Severance and related costs	$6	$—	$8	$2	$2	$18
Accelerated depreciation	38	—	1	—	—	39
Asset write-offs	3	—	33	34	12	82
Contract and lease terminations	1	—	3	7	—	11
Gain on sale of storage facilities	—	—	(38)	(69)	—	(107)
Total Cost of Sales	$48	$—	$7	$(26)	$14	$43

Selling, General and Administrative:
Severance and related costs	—	—	2	—	—	2
Total Selling, General and Administrative	$—	$—	$2	$—	$—	$2

Total	$48	$—	$9	$(26)	$14	$45
As of September 27, 2025, there was $34 million of network optimization plan liability, net of $19 million of payments during fiscal 2025 in addition to a receivable of $43 million for the deferred purchase price from the sale of storage facilities, which is expected to be received in fiscal 2026.

2022 Program
The Company approved a restructuring program in fiscal 2022 (the "2022 Program"), to improve business performance, increase collaboration, enhance team member agility, enable faster decision-making and reduce redundancies. In conjunction with the 2022 Program, the Company relocated all its corporate team members from its former Chicago, Downers Grove and Dakota Dunes area corporate locations to its world headquarters in Springdale, Arkansas. The 2022 Program and associated expenses were completed in our fiscal 2024, and accordingly, disclosures for certain years have been omitted as they have been deemed to be immaterial.
The following table reflects the pretax impact of the 2022 Program's restructuring and related charges during fiscal 2024 and 2023, respectively, by reportable segment (in millions):

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
Included in the above results are cash charges of $21 million and $108 million in fiscal 2024 and 2023, respectively. Included in the above results are non-cash charges of $10 million and $16 million in fiscal 2024 and 2023, respectively.
The following table reflects the pretax impact of the 2022 Program's restructuring and related charges as reflected in our Consolidated Statements of Income (in millions):

	2024	2023
Cost of Sales	$—	$29
Selling, General and Administrative	31	95
Total	$31	$124
Plant Closures and Disposals
During fiscal 2023, to optimize asset utilization, the Company approved the closure of six Chicken segment processing facilities and during fiscal 2024, approved the closure of two case ready value-added plants in our Beef segment and a processing facility in our Pork segment. We ceased operations and shifted production to other facilities throughout fiscal 2023 and fiscal 2024.
During fiscal 2024 and 2023, as a result of the plant closures and disposals, we recorded charges of $198 million and $322 million, respectively, primarily related to grower contract terminations, accelerated depreciation, severance, retention and related costs, and recorded a gain of $16 million during fiscal 2024 related to the sale of a Chicken segment facility. During fiscal 2025, we recorded $23 million of additional charges related to contract termination costs, partially offset by $6 million of proceeds received related to a China plant relocation, which will collectively result in cash flows. Additionally, during fiscal 2023, we recorded an impairment charge of $17 million related to the discontinuation of a product line in the Prepared Foods segment. These charges, net of gains, are reflected in the Consolidated Statements of Income in Cost of Sales. Included in the results for fiscal 2024 are $24 million of charges that have resulted or will result in cash outflows and $174 million in non-cash charges. Included in the results for fiscal 2023 are $201 million of charges that have resulted or will result in cash outflows and $138 million of non-cash charges.

The following table reflects our liability related to plant closures as of September 27, 2025 (in millions):

	Balance at September 28, 2024	Plant Closure Charges	Payments	Balance at September 27, 2025
Contract termination	$98	$23	$(49)	$72
Severance and retention	5	—	(5)	—
Total	$103	$23	$(54)	$72
During fiscal 2024, we experienced a fire at a production facility in the Netherlands which is included in International/Other for segment presentation, and subsequently approved the sale of the facility. For fiscal 2024, charges totaled $86 million primarily related to property, plant and equipment impairments, severance costs, inventory write-offs and clean-up costs, partially offset by insurance proceeds. The net charges are reflected in the Consolidated Statements of Income in Cost of Sales and, for fiscal 2024, included $31 million of charges that have resulted or will result in cash outflows and $64 million of non-cash charges, offset by $9 million of insurance proceeds. In fiscal 2025, we recognized additional net insurance proceeds of $18 million.
We continue to strategically evaluate optimization of such items as network capacity, manufacturing efficiencies and business technology. If we have a significant change in strategies, outlook, or a manner in which we plan to use these assets, we may experience future charges.
NOTE 8: DEBT
The following table reflects major components of debt as of September 27, 2025 and September 28, 2024 (in millions):

	2025	2024
Revolving credit facility	$—	$—
Commercial paper	—	—
Senior notes:
4.00% Notes due March 2026 (“2026 Notes”)	800	800
3.55% Notes due June 2027	1,350	1,350
7.00% Notes due January 2028	18	18
4.35% Notes due March 2029 (“2029 Notes”)	1,000	1,000
5.40% Notes due March 2029 ("5.40% 2029 Notes")	600	600
6.13% Notes due November 2032	157	157
5.70% Notes due March 2034 ("5.70% 2034 Notes")	900	900
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	497	500
4.55% Notes due June 2047	733	750
5.10% Notes due September 2048 (“2048 Notes”)	1,490	1,500
Discount on senior notes	(34)	(36)
Term loans:
Term loan facility due May 2026	—	750
Term loan facility due May 2028 (5.99% at September 27, 2025)	440	750
Finance leases	168	126
Other	251	168
Unamortized debt issuance costs	(40)	(46)
Total debt	8,830	9,787
Less current debt	909	74
Total long-term debt	$7,921	$9,713
Annual maturities of debt for the five fiscal years subsequent to September 27, 2025 are: 2026 - $909 million; 2027 - $1,400 million; 2028 - $499 million; 2029 - $1,626 million; 2030 - $22 million.

Revolving Credit Facility and Letters of Credit
In April 2025, we terminated our previously existing revolving credit facility and entered into a new $2.5 billion revolving credit facility that supports short-term funding needs and serves as a backstop to our commercial paper program. The new revolving credit facility will mature, and the commitments thereunder will terminate, in April 2030 with options for two one-year extensions. Under the terms of the revolving credit facility, we have the option to establish incremental commitment increases of up to an aggregate amount of $500 million if certain conditions are met. The covenants and other terms of the new facility are generally consistent with those of the terminated facility.
At September 27, 2025, amounts available for borrowing under this facility totaled $2.5 billion and we had no outstanding borrowings and no outstanding letters of credit issued under this facility. At September 27, 2025, we had $83 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs and other legal obligations. In the future, if any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility.
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured short-term promissory notes up to an aggregate maximum principal amount of $1.75 billion. As of September 27, 2025, we had no commercial paper outstanding. Our ability to access commercial paper in the future may be limited or its costs increased.
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
Term Loan Facilities
The term loan facilities may be prepaid under certain conditions and contain covenants that are similar to those contained in the revolving credit facility. In fiscal 2024, we borrowed the full $750 million available under a term loan facility that matures in May 2028 and used it to repay $592 million of outstanding commercial paper obligations, and during fiscal 2025, we repaid $310 million of this term loan using cash on hand. Additionally, during fiscal 2025, we fully repaid the $750 million term loan due May 2026 using cash on hand.
Senior Note Repayments
During fiscal 2025, we repurchased $30 million of senior notes on the open market.
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
We were in compliance with all debt covenants at September 27, 2025.
NOTE 9: EQUITY
Capital Stock
We have two classes of capital stock, Class A Common stock, $0.10 par value (“Class A stock”) and Class B Common Stock, $0.10 par value (“Class B stock”). Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share, while holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of September 27, 2025, TLP owned 99.987% of the outstanding shares of Class B stock and the TLP and members of the Tyson family owned, in the aggregate, 2.56% of the outstanding shares of Class A stock, giving them, collectively, control of approximately 71.94% of the total voting power of the outstanding voting stock.

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
Dividends
Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. We pay quarterly cash dividends to Class A and Class B shareholders. We paid Class A dividends per share of $2.00, $1.96, and $1.92 in fiscal 2025, 2024, and 2023, respectively. We paid Class B dividends per share of $1.80, $1.76, and $1.73 in fiscal 2025, 2024, and 2023, respectively. Effective November 7, 2025, the Board of Directors increased the quarterly dividend previously declared on August 7, 2025, to $0.51 per share on our Class A stock and $0.459 per share on our Class B stock. The increased quarterly dividend is payable on December 15, 2025, to shareholders of record at the close of business on December 1, 2025. We had dividends payable of $174 million and $171 million at September 27, 2025 and September 28, 2024, respectively.
Share Repurchases
On August 7, 2025, our Board of Directors approved an increase of 43 million shares authorized under our share repurchase program. As of September 27, 2025, 47.2 million shares remained available for repurchase. The program has no fixed or scheduled termination date, and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans.
A summary of cumulative share repurchases of our Class A stock for fiscal years 2025, 2024 and 2023 is as follows (in millions):

	September 27, 2025		September 28, 2024		September 30, 2023
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	3.1	$174	—	$—	4.7	$300
To fund certain obligations under equity compensation plans	0.4	22	0.9	49	0.9	54
Total share repurchases	3.5	$196	0.9	$49	5.6	$354

NOTE 10: INCOME TAXES
Detail of the provision for income taxes from continuing operations consisted of the following for fiscal years 2025, 2024 and 2023 (in millions):

	2025	2024	2023
Federal	$124	$188	$(39)
State	54	34	(38)
Foreign	84	48	48
	$262	$270	$(29)

Current	$338	$315	$154
Deferred	(76)	(45)	(183)
	$262	$270	$(29)
The reasons for the difference between the statutory federal income tax rate and our effective income tax rate from continuing operations are as follows for fiscal years 2025, 2024 and 2023:

	2025	2024	2023
Federal income tax rate	21.0%	21.0%	21.0%
State income taxes	4.7	3.4	(0.7)
Unrecognized tax benefits, net	1.2	0.7	1.8
Deferred income tax remeasurement	—	(0.9)	3.8
General business credits	(2.1)	(1.9)	3.4
Company-owned life insurance	(1.3)	(1.7)	1.3
Officer compensation expense	1.9	1.1	(0.6)
Foreign rate differences and valuation allowances	(1.8)	0.3	(1.2)
Goodwill	9.4	1.2	(24.2)
Other	1.1	1.6	(0.3)
	34.1%	24.8%	4.3%
During fiscal 2025, state tax expense, net of federal impact, was $36 million. Additionally, the effective tax rate was higher than the statutory rate due to the impact of a $343 million non-deductible goodwill impairment. Changes in foreign valuation allowances include $9 million benefit due to legislation enacted in fiscal 2025.
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
Approximately $278 million, $864 million and ($643) million of income (loss) from continuing operations before income taxes for fiscal 2025, 2024 and 2023, respectively, were from our operations based in the United States.
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

The tax effects of major items recorded as deferred tax assets and liabilities as of September 27, 2025 and September 28, 2024, are as follows (in millions):

	2025		2024
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$1,112	$—	$1,128
Intangible assets	—	1,433	—	1,460
ROU assets	—	257	—	206
Accrued expenses	504	—	412	—
Lease liabilities	251	—	191	—
Net operating loss and credit carryforwards	159	—	198	—
Other	210	327	260	332
	$1,124	$3,129	$1,061	$3,126
Valuation allowance	$(173)		$(193)
Net deferred tax liability		$2,178		$2,258
At September 27, 2025, our gross state net operating loss carryforwards approximated $1,305 million, of which $1,079 million expire in fiscal years 2026 through 2045, and the remainder has no expiration. Gross foreign net operating loss carryforwards approximated $297 million, of which $63 million expire in fiscal years 2026 through 2042, and the remainder has no expiration. We also have tax credit carryforwards of approximately $37 million which expire in fiscal years 2026 through 2050. We maintain a valuation allowance against the majority of our net operating losses and tax credit carryforwards.
We have accumulated undistributed earnings of foreign subsidiaries aggregating approximately $689 million at September 27, 2025. Our undistributed earnings are generally expected to be indefinitely reinvested outside of the United States, except for excess cash (net of an insignificant amount of applicable withholding taxes) not subject to regulatory requirements. Dividends after December 31, 2017 from foreign subsidiaries are generally not subject to U.S. federal income taxes. Accordingly, no deferred income taxes have been provided on our indefinitely reinvested earnings. Due to the uncertainty of the manner in which the outside basis difference associated with these earnings would reverse, it is not currently practicable to estimate the tax liability that might be payable on the repatriation of these foreign earnings; however, we do not expect any tax due to be material.
The following table summarizes the activity related to our gross unrecognized tax benefits as of September 27, 2025, September 28, 2024 and September 30, 2023 (in millions):

	2025	2024	2023
Balance as of the beginning of the year	$151	$131	$152
Increases related to current year tax positions	19	22	7
Increases related to prior year tax positions	9	12	1
Reductions related to prior year tax positions	(4)	(2)	(12)
Reductions related to settlements	(1)	—	—
Reductions related to expirations of statutes of limitations	(6)	(12)	(17)
Balance as of the end of the year	$168	$151	$131
The amount of unrecognized tax benefits, if recognized, that would impact our effective tax rate was $110 million at September 27, 2025 and $104 million at September 28, 2024. We classify interest and penalties on unrecognized tax benefits as income tax expense. At September 27, 2025, and September 28, 2024, before tax benefits, we had $73 million and $59 million, respectively, of accrued interest and penalties on unrecognized tax benefits.

In December 2021, we received an assessment from the Mexican tax authorities related to the 2015 sale of our direct and indirect equity interests in subsidiaries which collectively held our Mexico operation. At September 27, 2025, the assessment totaled approximately $499 million (9.2 billion Mexican pesos), which included tax, inflation adjustment, interest and penalties. Based on analysis of our assessment in accordance with guidance related to unrecognized tax benefits, we have not recorded a liability related to our assessment. Additionally, the purchaser in the transaction also received an assessment from the Mexican tax authorities related to the sale of the indirect equity interest, which was affirmed in January 2025 by a circuit court in Mexico, but remains subject to potential further judicial review under a petition filed by the purchaser. The transaction agreement contains certain mutual indemnification provisions, and both parties have provided notice of indemnification claims to the other party. We believe any final assessment levied against and collected from the purchaser should prohibit potential assessment against us related to the sale of the same indirect equity interest because the Mexican tax authorities cannot collect twice for the same alleged underlying tax liability. We do not reasonably expect that the total amount sought in indemnification could exceed our assessment total at this time. In fiscal 2025, we recorded a pretax liability of $40 million for the estimated probable loss related to the indemnification provisions with the purchaser.
As of September 27, 2025, certain United States federal income tax returns are subject to examination for fiscal years 2021 through 2024. We are currently under examination for fiscal years 2021 and 2022 and are responding to requests from the Internal Revenue Service but have not received any proposed adjustments. We are also subject to income tax examinations by major state and foreign jurisdictions for fiscal years 2014 through 2024 and 2020 through 2024, respectively. We do not expect material changes to our unrecognized tax benefits during the next twelve months.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The legislation did not have a material impact on our fiscal 2025 effective tax rate or consolidated financial statements and is not expected to have a material impact in fiscal 2026 but is expected to result in lower cash tax payments in fiscal 2026. We continue to review the OBBBA tax provisions to assess impacts to our consolidated financial statements.

NOTE 11: EARNINGS (LOSS) PER SHARE
The earnings and weighted average common shares used in the computation of basic and diluted earnings per share are as follows for fiscal years ended 2025, 2024 and 2023 (in millions, except per share data):

	2025	2024	2023
Numerator:
Net Income (Loss)	$507	$822	$(649)
Less: Net Income (Loss) Attributable to Noncontrolling Interests	33	22	(1)
Net Income (Loss) Attributable to Tyson	474	800	(648)
Less dividends declared:
Class A	574	563	554
Class B	126	124	122
Undistributed earnings (losses)	$(226)	$113	$(1,324)

Class A undistributed earnings (losses)	$(185)	$92	$(1,084)
Class B undistributed earnings (losses)	(41)	21	(240)
Total undistributed earnings (losses)	$(226)	$113	$(1,324)

Denominator:
Denominator for basic earnings (loss) per share:
Class A weighted average shares	285	284	284
Class B weighted average shares	70	70	70

Denominator for diluted earnings (loss) per share:
Class A weighted average shares	285	284	284
Class B weighted average shares under if-converted method for diluted earnings (loss) per share(a)	70	70	—
Effect of dilutive securities: Stock options, restricted stock and performance units	2	2	—
Denominator for diluted earnings (loss) per share – weighted average shares and assumed conversions(a)	357	356	284

Net Income (Loss) Per Share Attributable to Tyson:
Class A Basic	$1.37	$2.31	$(1.87)
Class B Basic	$1.22	$2.06	$(1.68)
Diluted(a)	$1.33	$2.25	$(1.87)
Dividends Declared Per Share:
Class A	$2.010	$1.970	$1.940
Class B	$1.809	$1.773	$1.746
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
Approximately 6 million, 7 million, and 9 million of our stock-based compensation shares were antidilutive for fiscal 2025, 2024 and 2023. These shares were not included in the diluted earnings per share calculation.
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

NOTE 12: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs and risks are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize various industry-standard models that take into account the implicit cost of hedging. Credit risks associated with our derivative contracts are not significant as we minimize counterparty exposure by dealing with credit-worthy counterparties and utilizing exchange traded instruments, margin accounts or letters of credit. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at September 27, 2025.
We had the following aggregated outstanding notional amounts related to our derivative financial instruments (in millions, except soybean meal tons):

	Metric	September 27, 2025	September 28, 2024
Commodity:
Corn	Bushels	93	29
Soybean Meal	Tons	1,221,711	623,400
Live Cattle	Pounds	30	136
Lean Hogs	Pounds	828	351
Foreign Currency	United States dollar	$208	$245
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
Cash Flow Hedges
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes as well as interest rates to our variable rate debt. For the derivative instruments we designate and qualify as a cash flow hedge, the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Based on market prices as of September 27, 2025, we have net pretax losses of $20 million for our commodity contracts, which are expected to be reclassified into earnings within the next twelve months. Additionally, we have $9 million of realized losses related to treasury rate locks in connection with the issuance of the 2026, 2029 and 2048 Notes, which will be reclassified to earnings over the lives of these notes. During fiscal 2025, 2024 and 2023, we did not reclassify significant pretax gains or losses into earnings as a result of the discontinuance of cash flow hedges. The following table sets forth the pretax impact of cash flow hedge derivative instruments recognized in Other Comprehensive Income (in millions):

Gain (Loss) Recognized in OCI on Derivatives	2025	2024	2023
Cash flow hedge - derivatives designated as hedging instruments:
Commodity contracts	$(44)	$(8)	$—
Fair Value Hedges
We designate certain derivative contracts as fair value hedges of firm commitments to purchase livestock for harvest. Our objective of these hedges is to minimize the risk of changes in fair value created by fluctuations in commodity prices associated with fixed price livestock firm commitments. For these derivative instruments we designate and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the same period. We include the gain or loss on the hedged items (i.e., livestock purchase firm commitments) in the same line item, Cost of Sales, as the offsetting gain or loss on the related livestock forward position. Ineffectiveness related to our fair value hedges was not significant during fiscal 2025, 2024 and 2023. The carrying amount of fair value hedge (assets) liabilities as of fiscal 2025, 2024 and 2023 were as follows (in millions):

Consolidated Balance Sheets Classification	2025	2024	2023
Inventories	$65	$(3)	$16

Undesignated Positions
In addition to our designated positions, we also hold derivative contracts for which we do not apply hedge accounting. These include certain derivative instruments related to commodities price risk, including grains, livestock, energy and foreign currency risk. We mark these positions to fair value through earnings at each reporting date.
Reclassification to Earnings
The following table sets forth the total amounts of each income and expense line item presented in the Consolidated Statements of Income in which the effects of hedges are recorded for fiscal years ended 2025, 2024 and 2023 (in millions):

Consolidated Statements of Income Classification	2025	2024	2023
Cost of Sales	$50,879	$49,682	$50,250
Interest Expense	449	481	355
Other, net	(47)	(75)	(42)
The following table sets forth the pretax impact of the cash flow, fair value and undesignated derivative instruments in the Consolidated Statements of Income for fiscal years ended 2025, 2024 and 2023 (in millions):

Consolidated Statements of Income Classification		2025	2024	2023
Cost of Sales	Gain (Loss) on cash flow hedges reclassified from OCI to Earnings:
	Commodity contracts	$(33)	$(1)	$—
	Gain (Loss) on fair value hedges:
	Commodity contracts (a)	(87)	12	(19)
	Gain (Loss) on derivatives not designated as hedging instruments:
	Commodity contracts	53	(66)	(98)
Total		$(67)	$(55)	$(117)

Interest Expense	Gain (Loss) on cash flow hedges reclassified from OCI to Earnings:
	Interest rate contracts	$(2)	$(1)	$(2)

Other, net	Gain (Loss) on derivatives not designated as hedging instruments:
	Foreign exchange contracts	$7	$2	$3
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
The following tables set forth, by level within the fair value hierarchy, our financial assets and liabilities accounted for at fair value on a recurring basis, according to the valuation techniques we used to determine their fair values as of September 27, 2025 and September 28, 2024 (in millions):

September 27, 2025	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$6	$—	$(1)	$5
Undesignated	—	113	—	(20)	93
Available for sale securities (current)	—	—	—	—	—
Other Assets:
Available for sale securities (non-current)	—	90	27	—	117
Deferred compensation assets	21	501	—	—	522
Total Assets	$21	$710	$27	$(21)	$737

Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$82	$—	$(82)	$—
Undesignated	—	135	—	(126)	9
Total Liabilities	$—	$217	$—	$(208)	$9

September 28, 2024	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$15	$—	$(2)	$13
Undesignated	—	79	—	2	81
Available for sale securities (current)	—	10	—	—	10
Other Assets:
Available for sale securities (non-current)	—	75	28	—	103
Deferred Compensation assets	22	461	—	—	483
Total Assets	$22	$640	$28	$—	$690

Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$19	$—	$(19)	$—
Undesignated	—	71	—	(35)	36
Total liabilities	$—	$90	$—	$(54)	$36
(a) Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. Additionally, at September 27, 2025, and September 28, 2024, we had $187 million and $54 million, respectively, of net cash collateral posted with various counterparties where master netting arrangements exist and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) as of September 27, 2025 and September 28, 2024 (in millions):

	September 27, 2025	September 28, 2024
Balance at beginning of year	$28	$30
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	—	1
Purchases	9	5
Settlements	(10)	(8)
Balance at end of year	$27	$28
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
Available for Sale Securities
Our investments in marketable debt securities are classified as available-for-sale and are reported at fair value based on pricing models and quoted market prices adjusted for credit and non-performance risk. Short-term investments with maturities of less than 12 months are included in Other current assets in the Consolidated Balance Sheets and primarily include certificates of deposit and commercial paper. All other marketable debt securities are included in Other Assets in the Consolidated Balance Sheets and have maturities ranging up to 44 years.
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
The following table sets forth our available-for-sale securities’ amortized cost basis, fair value and unrealized gain (loss) by significant investment category as of September 27, 2025 and September 28, 2024 (in millions):

	September 27, 2025			September 28, 2024
	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)
Available for Sale Securities:
Debt Securities:
United States Treasury and Agency	$91	$90	$(1)	$86	$85	$(1)
Corporate and Asset-Backed	27	27	—	28	28	—
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
We consider many factors in determining whether a loss is credit-related, including the financial condition and near-term prospects of the issuer, borrower repayment characteristics for asset-backed securities, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no direct write-offs or allowances for credit losses in earnings in fiscal 2025, 2024 or 2023.

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
During fiscal 2025, we recorded a goodwill impairment charge of $343 million in our Beef segment. We estimated the fair value utilizing an income approach (discounted cash flow method) valuation technique, which incorporated significant unobservable Level 3 inputs. Additionally, in fiscal 2025, we recorded a fixed asset impairment charge of $19 million as a result of our decision to sell a storage facility. This charge was recorded in Cost of Sales in the Consolidated Statements of Income and was derived using Level 3 inputs, including management's estimate of the proceeds from the disposal of the asset. We also recorded impairment charges of $28 million in Other, net in the Consolidated Statements of Income, related to our equity investments, including $24 million accounted for under the equity method. These equity investments are included in Other Assets in the Consolidated Balance Sheets, do not have readily determinable fair values and were measured using a market approach which utilized Level 3 inputs.
During fiscal 2024, we recorded a fixed asset impairment charge of $33 million in Cost of Sales in the Consolidated Statements of Income as a result of our decision to sell our Netherlands facility. The charge was derived using Level 3 inputs and was driven by management's estimate of the potential proceeds from the disposal of the assets. In fiscal 2023, we recorded goodwill impairment charges of $333 million, $210 million and $238 million in our Beef and Chicken segments and International/Other, respectively. We estimated the fair value of our reporting units utilizing various valuation techniques, with the primary technique being an income approach (discounted cash flow method) and another technique being a market approach (guideline public company method), which incorporated significant unobservable Level 3 inputs. We did not have any other significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the twelve months ended September 27, 2025, September 28, 2024, or September 30, 2023.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows as of September 27, 2025 and September 28, 2024 (in millions):

	September 27, 2025		September 28, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$8,658	$8,830	$9,638	$9,787
Concentrations of Credit Risk
Our financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At September 27, 2025, and September 28, 2024, 15.6% and 15.5%, respectively, of our net accounts receivable balance was due from Walmart Inc. No other single customer or customer group represented greater than 10% of net accounts receivable.

NOTE 14: STOCK-BASED COMPENSATION
We issue shares under our stock-based compensation plans by issuing Class A stock from treasury. The total number of shares available for future grant under the Tyson Foods, Inc. 2000 Stock Incentive Plan (“Incentive Plan”) was 8,769,043 at September 27, 2025.
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

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 28, 2024	7,114,663	$64.02
Exercised	(669,987)	49.82
Forfeited or expired	(623,291)	66.64
Granted	1,648,774	64.54
Outstanding, September 27, 2025	7,470,159	$65.19	6.4	$9

Exercisable, September 27, 2025	4,851,416	$68.57	5.2	$4
The weighted average grant-date fair value of options granted in fiscal 2025, 2024 and 2023 was $13.94, $12.70 and $15.82, respectively. The fair value of each option grant is established on the date of grant using a binomial lattice method. We use historical volatility for a period of time comparable to the expected life of the option to determine volatility assumptions. Expected life is calculated based on the contractual term of each grant and takes into account the historical exercise and termination behavior of participants. Risk-free interest rates are based on the five-year Treasury bond rate. Assumptions used in the fair value calculation are as of the grant dates and are outlined in the following table.

	2025	2024	2023
Expected life (in years)	4.6	4.5	4.5
Risk-free interest rate	4.2%	4.5%	3.9%
Expected volatility	26.8%	31.9%	31.2%
Expected dividend yield	3.0%	2.7%	2.9%
We recognized stock-based compensation expense related to stock options, net of income taxes, of $19 million, $19 million and $13 million for fiscal 2025, 2024 and 2023, respectively. The related tax benefit was $3 million for fiscal 2025, 2024 and 2023. We had 1.1 million, 1.1 million and 1.2 million options vest in fiscal 2025, 2024 and 2023, respectively, with a grant date fair value of $16 million, $15 million and $18 million, respectively.
In fiscal 2025, 2024 and 2023, we received cash of $21 million, $14 million and $11 million, respectively, for the exercise of stock options. Shares are issued from treasury for stock option exercises. The related tax benefit realized from stock options exercised during fiscal 2025, 2024 and 2023, was $2 million, $1 million and $1 million, respectively. The total intrinsic value of options exercised in fiscal 2025, 2024 and 2023, was $3 million, $2 million and $1 million, respectively.
As of September 27, 2025, we had $11 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 1.8 years.

Restricted Stock
We issue restricted stock awards and units at the market value as of the date of grant, with restrictions expiring over periods through fiscal 2028. Beginning in fiscal 2025, we changed from granting restricted stock awards to restricted stock units which generally vest at a rate of one-third each year over a three-year period from the date of the grant and have dividend equivalent provisions in which additional restricted stock units are issued upon the payment of dividends to Class A shareholders. The fair value of each restricted stock unit is determined using the Class A stock price on the date of the grant and unearned compensation is recognized ratably over the vesting period.

	Number of Shares or Units	Weighted Average Grant- Date Fair Value Per Share/Unit	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Nonvested, September 28, 2024	1,866,591	$59.35
Granted	818,233	63.49
Dividends	65,562	59.72
Vested	(862,968)	63.70
Forfeited	(191,133)	58.38
Nonvested, September 27, 2025	1,696,285	$59.26	1.4	$92
As of September 27, 2025, we had $35 million of total unrecognized compensation cost related to restricted stock awards and units that will be recognized over a weighted average period of 1.9 years.
We recognized stock-based compensation expense related to restricted stock awards and units, net of income taxes, of $39 million, $39 million and $32 million for fiscal 2025, 2024 and 2023, respectively. The related tax benefit for fiscal 2025, 2024 and 2023 was $8 million, $9 million and $9 million, respectively. We had 0.9 million, 0.6 million and 0.7 million restricted stock awards and units vest in fiscal 2025, 2024 and 2023, respectively, with a grant date fair value of $55 million, $41 million and $53 million, respectively.
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

	Number of Shares	Weighted Average Grant- Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Nonvested, September 28, 2024	2,375,302	$46.57
Granted	993,144	54.42
Vested	(220,933)	48.74
Forfeited	(651,623)	57.58
Nonvested, September 27, 2025	2,495,890	$46.63	1.3	$135
We recognized stock-based compensation expense related to performance shares, net of income taxes, of $28 million, $25 million and $2 million for fiscal 2025, 2024 and 2023, respectively. The related tax benefit was $3 million for fiscal 2025, $4 million for fiscal 2024, and inconsequential for fiscal 2023. As of September 27, 2025, we had $40 million of total unrecognized compensation based upon our progress toward the attainment of criteria related to performance-based share awards that will be recognized over a weighted average period of 1.9 years.

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
Additionally, we have defined contribution retirement programs for various groups of team members and recognized expenses of $114 million, $111 million and $113 million in fiscal 2025, 2024 and 2023, respectively.
We use a fiscal year end measurement date for our defined benefit plans and other postretirement plans. We recognize the effect of actuarial gains and losses into earnings immediately for other postretirement plans rather than amortizing the effect over future periods. Other postretirement benefits include postretirement medical costs and life insurance.
During fiscal 2024, we amended and discontinued one of the Company's other postretirement benefit plans which resulted in the recognition of a gain of $16 million, recorded in Other, net in our Consolidated Statements of Income.
Benefit Obligations and Funded Status
The following table provides a reconciliation of the changes in the plans’ benefit obligations, assets and funded status as of September 27, 2025 and September 28, 2024 (in millions):

	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2025	2024	2025	2024	2025	2024
Change in benefit obligation
Benefit obligation at beginning of year	$21	$18	$167	$158	$34	$50
Service cost	—	—	—	—	2	2
Interest cost	1	1	7	9	1	1
Curtailment gain	—	—	—	—	—	(16)
Actuarial (gain)/loss	(1)	3	(4)	14	(3)	—
Benefits paid	(1)	(1)	(14)	(14)	(3)	(3)
Benefit obligation at end of year	20	21	156	167	31	34
Change in plan assets
Fair value of plan assets at beginning of year	30	27	—	—	—	—
Actual return on plan assets	1	4	—	—	—	—
Employer contributions	—	—	14	14	3	3
Benefits paid	(1)	(1)	(14)	(14)	(3)	(3)
Fair value of plan assets at end of year	30	30	—	—	—	—
Funded status	$10	$9	$(156)	$(167)	$(31)	$(34)
Amounts recognized in the Consolidated Balance Sheets as of September 27, 2025 and September 28, 2024 consist of (in millions):

	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2025	2024	2025	2024	2025	2024
Other assets	$10	$9	$—	$—	$—	$—
Other current liabilities	—	—	(14)	(14)	(8)	(7)
Other liabilities	—	—	(142)	(153)	(23)	(27)
Total assets (liabilities)	$10	$9	$(156)	$(167)	$(31)	$(34)

Pre-tax amounts recognized in Accumulated Other Comprehensive Income as of September 27, 2025 and September 28, 2024 consist of (in millions):

	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2025	2024	2025	2024	2025	2024
Accumulated other comprehensive (income)/loss:
Actuarial (gain) loss	$1	$2	$(3)	$1	$—	$4
Prior service (credit) cost	—	—	—	—	—	(4)
Total accumulated other comprehensive (income)/loss:	$1	$2	$(3)	$1	$—	$—
We had three pension plans as of September 27, 2025 and September 28, 2024, that had an accumulated benefit obligation in excess of plan assets. Plans with accumulated benefit obligations in excess of plan assets are as follows (in millions):

	Pension Benefits
	Qualified		Non-Qualified
	2025	2024	2025	2024
Projected benefit obligation	$—	$—	$156	$167
Accumulated benefit obligation	—	—	156	167
Fair value of plan assets	—	—	—	—
The accumulated benefit obligation for all qualified pension plans was $20 million and $21 million at September 27, 2025, and September 28, 2024, respectively.
Net Periodic Benefit Cost (Credit)
Components of net periodic benefit cost (credit) for pension and postretirement benefit plans recognized in the Consolidated Statements of Income are as follows for fiscal years ended 2025, 2024 and 2023 (in millions):

	Pension Benefits						Other Postretirement
	Qualified			Non-Qualified			Benefits
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Service cost	$—	$—	$—	$—	$—	$—	$2	$2	$2
Interest cost	1	1	1	7	9	8	1	1	1
Expected return on plan assets	(2)	(1)	(1)	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	1	1	—	4	5
Recognized actuarial loss (gain), net	—	—	—	—	(2)	(3)	1	—	(5)
Net periodic benefit cost (credit)	$(1)	$—	$—	$7	$8	$6	$4	$7	$3
All of the components other than the service cost component were recorded in the Consolidated Statements of Income in Other, net. As of September 27, 2025, we expect no amounts to be reclassified into earnings within the next 12 months related to net periodic benefit cost (credit) for the qualified pension plans. As of September 27, 2025, the amounts expected to be reclassified into earnings within the next 12 months related to net periodic benefit cost (credit) for the non-qualified pension plans and the other postretirement benefit plans are not significant.

Assumptions
Weighted average assumptions are as follows for fiscal years ended 2025, 2024 and 2023:

	Pension Benefits						Other Postretirement
	Qualified			Non-Qualified			Benefits
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Discount rate to determine net periodic benefit cost	5.00%	5.70%	5.20%	4.85%	5.79%	5.42%	3.44%	4.92%	4.59%
Discount rate to determine benefit obligations	6.00%	5.00%	5.70%	5.26%	4.85%	5.79%	2.69%	3.44%	4.92%
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Expected return on plan assets	5.00%	5.70%	5.20%	n/a	n/a	n/a	n/a	n/a	n/a
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
We have eight other postretirement benefit plans, of which five are healthcare and life insurance related. Two of these plans, with benefit obligations totaling $7 million at September 27, 2025, were not impacted by healthcare cost trend rates as one consists of fixed annual payments and one is life insurance related. Two of the healthcare plans, with benefit obligations less than $1 million at September 27, 2025, were not impacted by healthcare cost trend rates due to previous plan amendments. The remaining plan, with benefit obligations less than $3 million, at September 27, 2025, utilized assumed healthcare cost trend rates of 8.9%. The healthcare cost trend rates for one of the plans will be grading down to an ultimate rate of 4.5% in 2032.
Contributions
Our policy is to fund at least the minimum contribution required to meet applicable federal employee benefit and local tax laws. In our sole discretion, we may from time to time fund additional amounts. Expected contributions to pension plans for fiscal 2026 are approximately $15 million. For fiscal 2025, 2024 and 2023, we funded $14 million, $14 million and $13 million, respectively, to pension plans.
Estimated Future Benefit Payments
The following benefit payments are expected to be paid (in millions):

	Pension Benefits		Other Postretirement
	Qualified	Non-Qualified	Benefits
2026	$1	$14	$2
2027	—	14	2
2028	1	13	2
2029	1	13	2
2030	1	13	2
2031-2035	4	59	7
The above benefit payments for other postretirement benefit plans are not expected to be offset by Medicare Part D subsidies in fiscal 2026.
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

The net pension cost of the plan is equal to the annual contributions determined in accordance with the provisions of negotiated labor contracts. Contributions to the plan were $1 million and $2 million in fiscal 2025 and fiscal 2024, respectively. Assets contributed to such plans are not segregated or otherwise restricted to provide benefits only to our team members. The future cost of the plans is dependent on a number of factors including the funded status of the plans and the ability of the other participating companies to meet ongoing funding obligations.
Our participation in the multi-employer plan for fiscal 2025 is outlined below. The EIN/Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act (“PPA”) zone status available in fiscal 2025 and fiscal 2024 is for the plan’s year beginning January 1, 2025, and 2024, respectively. The zone status is based on information that we have received from the plan and is certified by the plan’s actuaries. Among other factors, plans in the red zone are generally less than 65 percent funded. Plans that are critical and declining status are projected to have an accumulated funding deficiency. The FIP/RP Status column indicates plans for which a financial improvement plan (“FIP”) or rehabilitation plan (“RP”) is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject.
In addition to regular contributions, we could be obligated to pay additional contributions (known as complete or partial withdrawal liabilities) if it has unfunded vested benefits.

		PPA Zone Status		FIP/RP Status	Contributions (in millions)			Surcharge Imposed
Pension Fund Plan Name	EIN/Pension Plan Number	2025	2024	Implemented	2025	2024	2023	2025	Expiration Date of Collective Bargaining Agreement
Bakery and Confectionery Union and Industry International Pension Fund	52-6118572/001	Red	Red	Nov 2012	$1	$2	$2	10%	2027-08-01

NOTE 16: COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) as of September 27, 2025 and September 28, 2024 are as follows (in millions):

	2025	2024
Accumulated other comprehensive income (loss), net of taxes:
Unrealized net hedging loss	$(22)	$(15)
Unrealized net gain (loss) on investments	(1)	(1)
Currency translation adjustment	(170)	(152)
Postretirement benefits reserve adjustments	2	(2)
Total accumulated other comprehensive income (loss)	$(191)	$(170)
The before and after tax changes in the components of other comprehensive income (loss) are as follows for fiscal years ended 2025, 2024 and 2023 (in millions):

	2025			2024			2023
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax

Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to interest expense	$2	$—	$2	$1	$—	$1	$2	$—	$2
(Gain) loss reclassified to cost of sales	33	(9)	24	1	—	1	—	—	—
Unrealized gain (loss)	(44)	11	(33)	(9)	2	(7)	—	—	—

Investments:
Unrealized gain (loss)	—	—	—	5	(1)	4	1	—	1

Currency translation:
Translation adjustment (a)	(9)	2	(7)	103	(3)	100	29	—	29
Translation loss reclassified to cost of sales	3	—	3	—	—	—	—	—	—

Postretirement benefits:
Unrealized gain (loss)	5	(1)	4	(12)	3	(9)	6	(1)	5
Total other comprehensive income (loss)	$(10)	$3	$(7)	$89	$1	$90	$38	$(1)	$37
(a) Before and after tax translation adjustment for the twelve months ended September 28, 2024 included $14 million of Comprehensive Income Attributable to Noncontrolling Interest. Fiscal years ended 2025 and 2023 did not include any Comprehensive Income (Loss) Attributable to Noncontrolling Interests.
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
Our President and Chief Executive Officer is the Chief Operating Decision Maker (CODM) of the Company. The CODM uses operating income (loss) as the reportable segment profitability measure to assess performance and allocate resources. This measure is utilized during our budgeting and forecasting process to assess profitability and to enable decision making regarding strategic initiatives and capital investments across all reportable segments. Our CODM considers variances of actual performance to our annual operating plan and periodic forecasts when making decisions.
Significant expenses are expenses which are regularly provided to the CODM and are included in segment operating income (loss). These consist of segment cost of sales, segment selling, general and administrative expenses, and various items affecting comparability. Segment Cost of Sales includes raw materials, direct labor and plant overhead, as well as purchasing and receiving costs, costs directly related to production planning, food safety and quality assurance costs and transportation and warehousing expenses, excluding the impact of items affecting comparability. Segment Selling, General and Administrative expenses include the costs to execute sales to customers, costs related to selling, marketing, advertising and promotional activities and other general and administrative operating costs that are not directly related to manufacturing as well as other expense items, excluding the impact of items affecting comparability. Items affecting comparability include restructuring and related charges (including network optimization), plant closure and disposal charges (net of gains), goodwill and intangible impairments, brand and product line discontinuations, facility fire related costs (net of insurance proceeds), and certain non-ordinary course legal, regulatory and other matters.

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
Chicken
Chicken includes our domestic operations related to raising and processing live chickens into and purchasing raw materials for fresh, frozen and value-added chicken products, as well as sales from specialty products. Our value-added chicken products primarily include breaded chicken strips, nuggets, patties and other ready-to-fix or fully cooked chicken parts. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, convenience stores, hotel chains and noncommercial foodservice establishments such as schools, healthcare facilities, the military and other food processors, as well as to international export markets. This segment also includes logistics operations to move products through our domestic supply chain and the global operations of our chicken breeding stock subsidiary.
Prepared Foods
Prepared Foods includes our operations related to manufacturing and marketing frozen and refrigerated food products and logistics operations to move products through the supply chain. This segment includes brands such as Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, State Fair®, as well as artisanal brands Aidells® and Gallo Salame®. Products primarily include a mixture of ready-to-cook and ready-to-eat sandwiches, sandwich components such as flame-grilled hamburgers and Philly steaks, pepperoni, bacon, breakfast sausage, turkey, lunchmeat, hot dogs, flour and corn tortilla products, appetizers, snacks, prepared meals, ethnic foods, side dishes, meat dishes, breadsticks and processed meats. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, convenience stores, hotel chains and noncommercial foodservice establishments such as schools, healthcare facilities, the military and other food processors, as well as to international export markets.
We allocate expenses related to corporate activities to the segments, except for third-party merger and integration costs for which we recorded no expense in fiscal years 2025 and 2024, and $3 million in fiscal 2023, and corporate overhead related to Tyson New Ventures, LLC, which are included in International/Other. Intersegment sales transactions, which were at market prices, are included in the segment sales in the table below. Assets and additions to property, plant and equipment relating to corporate activities remain in International/Other.
Information on segments and a reconciliation to income from continuing operations before income taxes are as follows for fiscal years ended 2025, 2024 and 2023 (in millions):

	Twelve months ended September 27, 2025
	Beef	Pork	Chicken	Prepared Foods	International/Other	Intersegment	Total
Sales(a)	$21,623	$5,781	$16,837	$9,930	$2,291	$(2,021)	$54,441
Segment Cost of Sales	22,117	5,884	14,526	8,321	1,995	(2,021)	50,822
Segment Selling, General and Administrative	250	96	829	762	159	—	2,096
Facility fire related costs (insurance proceeds)	—	—	—	—	(18)	—	(18)
Brand and product line discontinuations	—	—	23	—	—	—	23
Restructuring and related charges	48	—	9	(26)	14	—	45
Legal contingency accruals	—	—	—	—	40	—	40
Plant closure and disposal charges	—	—	23	—	(6)	—	17
Goodwill and intangible impairments	343	—	—	—	—	—	343
Product recall	—	—	—	(25)	—	—	(25)
Operating Income (Loss)	$(1,135)	$(199)	$1,427	$898	$107	$—	$1,098

Other (Income) Expense:
Interest income							$(73)
Interest expense							449
Other, net							(47)
Income (Loss) before Income Taxes							$769

Other segment information:
Depreciation and amortization	$178	$63	$645	$387	$77	—	$1,350
Total Assets	3,949	1,532	12,186	14,982	4,009	—	36,658
Additions to property, plant and equipment	156	66	511	155	90	—	978

	Twelve months ended September 28, 2024
	Beef	Pork	Chicken	Prepared Foods	International/Other	Intersegment	Total
Sales(a)	$20,479	$5,903	$16,425	$9,851	$2,353	$(1,702)	$53,309
Segment Cost of Sales	20,542	5,707	14,604	8,113	2,091	(1,702)	49,355
Segment Selling, General and Administrative	228	99	806	833	213	—	2,179
Facility fire related costs (insurance proceeds)	—	—	(70)	—	86	—	16
Brand and product line discontinuations	—	—	6	2	—	—	8
Restructuring and related charges	4	1	2	24	—	—	31
Legal contingency accruals	45	28	56	—	—	—	129
Plant closure and disposal charges	41	108	33	—	—	—	182
Operating Income (Loss)	$(381)	$(40)	$988	$879	$(37)	$—	$1,409

Other (Income) Expense:
Interest income							$(89)
Interest expense							481
Other, net							(75)
Income (Loss) before Income Taxes							$1,092

Other segment information:
Depreciation and amortization	$164	$125	$639	$389	$71	—	$1,388
Total Assets	3,730	1,570	12,121	15,138	4,541	—	37,100
Additions to property, plant and equipment	138	41	505	334	114	—	1,132

	Twelve months ended September 30, 2023
	Beef	Pork	Chicken	Prepared Foods	International/Other	Intersegment	Total
Sales(a)	$19,325	$5,768	$17,060	$9,845	$2,515	$(1,632)	$52,881
Segment Cost of Sales	18,863	5,790	16,495	8,123	2,315	(1,632)	49,954
Segment Selling, General and Administrative	229	106	798	833	184	—	2,150
Facility fire related costs (insurance proceeds)	(42)	—	(11)	—	—	—	(53)
Brand and product line discontinuations	—	—	—	17	—	—	17
Restructuring and related charges	33	11	16	49	15	—	124
Plant closure and disposal charges	—	—	322	—	(19)	—	303
Goodwill and intangible impairments	333	—	210	—	238	—	781
Operating Income (Loss)	$(91)	$(139)	$(770)	$823	$(218)	$—	$(395)

Other (Income) Expense:
Interest income							$(30)
Interest expense							355
Other, net							(42)
Income (Loss) before Income Taxes							$(678)

Other segment information:
Depreciation and amortization	$128	$68	$693	$373	$67	—	$1,329
Total Assets	3,772	1,696	12,143	15,198	3,442	—	36,251
Additions to property, plant and equipment	169	62	834	578	296	—	1,939

(a) Includes $318 million and $380 million of legal contingency accruals for the Beef and Pork segments, respectively, and $66 million related to a product recall in the Prepared Foods segment for fiscal year 2025. Includes $45 million of a legal contingency accrual for the Pork segment for the fiscal year 2024. Includes $156 million of a legal contingency accrual for the Chicken segment for the fiscal year 2023.
Our largest customer, Walmart Inc., accounted for 18.7%, 18.4% and 18.6% of consolidated sales in fiscal 2025, 2024 and 2023, respectively. Sales to Walmart Inc. were included in all the segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations.
The majority of our operations are domiciled in the United States. Approximately 95% of sales to external customers for each of fiscal 2025, 2024 and 2023 were sourced from the United States. At September 27, 2025 and September 28, 2024, long-lived assets, excluding goodwill, intangibles, financial instruments and deferred tax assets, located in the United States were approximately $9.5 billion and $9.5 billion, respectively, and approximately $0.7 billion and $0.8 billion, respectively, were located in foreign locations, primarily Brazil, China, New Zealand, Malaysia, the Middle East and Thailand.
We sell certain products in foreign markets, primarily Canada, Central America, China, the European Union, the United Kingdom, Japan, Mexico, Malaysia, the Middle East, the Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam. Our export sales from the United States totaled $4.8 billion, $5.2 billion and $5.1 billion for fiscal 2025, 2024 and 2023, respectively. Substantially all of our export sales are facilitated through unaffiliated brokers, marketing associations and foreign sales offices. Sales of products produced in a country other than the United States were less than 10% of consolidated sales for each of fiscal 2025, 2024 and 2023. The following tables further disaggregate our sales to customers by major distribution channels (in millions):

	Twelve months ended September 27, 2025
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Total External Customers	Intersegment	Total
Beef	$10,920	$5,786	$2,249	$2,150	$21,105	$518	$21,623
Pork	1,880	548	1,186	767	4,381	1,400	5,781
Chicken	6,942	6,660	1,104	2,028	16,734	103	16,837
Prepared Foods	5,788	3,636	242	264	9,930	—	9,930
International/Other	—	—	2,291	—	2,291	—	2,291
Intersegment	—	—	—	—	—	(2,021)	(2,021)
Total	$25,530	$16,630	$7,072	$5,209	$54,441	$—	$54,441

	Twelve months ended September 28, 2024
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Total External Customers	Intersegment	Total
Beef	$9,915	$5,215	$2,659	$2,245	$20,034	$445	$20,479
Pork	1,804	498	1,364	1,078	4,744	1,159	5,903
Chicken	6,994	6,432	957	1,944	16,327	98	16,425
Prepared Foods	5,794	3,629	225	203	9,851	—	9,851
International/Other	—	—	2,353	—	2,353	—	2,353
Intersegment	—	—	—	—	—	(1,702)	(1,702)
Total	$24,507	$15,774	$7,558	$5,470	$53,309	$—	$53,309

	Twelve months ended September 30, 2023
	Retail(a)	Foodservice(b)	International(c)	Industrial and Other(d)	Total External Customers	Intersegment	Total
Beef	$8,947	$4,839	$2,633	$2,395	$18,814	$511	$19,325
Pork	1,677	477	1,235	1,338	4,727	1,041	5,768
Chicken	7,483	6,589	1,007	1,901	16,980	80	17,060
Prepared Foods	5,795	3,690	213	147	9,845	—	9,845
International/Other	—	—	2,515	—	2,515	—	2,515
Intersegment	—	—	—	—	—	(1,632)	(1,632)
Total	$23,902	$15,595	$7,603	$5,781	$52,881	$—	$52,881
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

(d) Includes external sales to industrial food processing companies that further process our product to sell to end consumers and any remaining sales not included in the Retail, Foodservice or International categories. For fiscal 2025, the Beef and Pork segments included a $318 million and $380 million reduction in Other, respectively, due to the recognition of legal contingency accruals. For fiscal 2024, the Pork segment included a $45 million reduction in Other due to the recognition of a legal contingency accrual. For fiscal 2023, the Chicken segment included a $156 million reduction in Other due to the recognition of legal contingency accruals.
NOTE 18: SUPPLEMENTAL CASH FLOWS INFORMATION
The following table summarizes cash payments for interest and income taxes for fiscal years ended 2025, 2024 and 2023 (in millions):

	2025	2024	2023
Interest, net of amounts capitalized	$402	$460	$340
Income taxes, net of refunds	331	227	46
NOTE 19: TRANSACTIONS WITH RELATED PARTIES
We have related party leases for two wastewater facilities with an entity owned by the Donald J. Tyson Revocable Trust (for which Mr. John H. Tyson, Chairman of the Company, is a trustee), Berry Street Waste Water Treatment Plant, LP (90% of which is owned by the TLP), and the sisters of Mr. Tyson. As of September 27, 2025 and September 28, 2024, one lease was classified as a finance lease with a debt balance of $6 million which is primarily recognized as Long-term debt in our Consolidated Balance Sheet. The other lease was classified as an operating lease with a lease liability balance of $1 million and $1 million as of September 27, 2025 and September 28, 2024, respectively, which is primarily recognized within Other Liabilities in our Consolidated Balance Sheet. Total payments of approximately $1 million in each of fiscal 2025, 2024 and 2023 were paid to lease the facilities.
As of September 27, 2025, the TLP, of which John H. Tyson and director Barbara Tyson are general partners, owned 70 million shares, or 99.987% of our outstanding Class B stock and, along with the members of the Tyson family, owned 7.2 million shares of Class A stock, giving it control of approximately 71.94% of the total voting power of our outstanding voting stock.
In fiscal 2025, 2024 and 2023, the Company provided administrative services to the TLP, the beneficial owner of 70 million shares of Class B stock, and the TLP, through TLP Investment, L.P., reimbursed the Company $0.4 million in fiscal 2025, and $0.2 million in each of fiscal 2024 and 2023.
In fiscal 2025, the Company sold fourteen pieces of artwork from its offices to North Ark Bahamas, LLC, an entity owned by John H. Tyson, John R. Tyson and Olivia L. Tyson, for the aggregate price of $0.2 million.
In fiscal 2024, the Company purchased real estate located in Springdale, Arkansas for $0.8 million from TBB Land Holdings LLC. TBB Land Holdings LLC is wholly owned by John H. Tyson.
NOTE 20: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of grower loans, which are substantially collateralized by the underlying assets. The remaining terms of the underlying obligations cover periods up to 7 years, and the maximum potential amount of future payments as of September 27, 2025, was not significant. The likelihood of material payments under these guarantees is not considered probable. At September 27, 2025 and September 28, 2024, no significant liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum commitment associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum obligation as of September 27, 2025, was approximately $240 million. At September 27, 2025 and September 28, 2024, we did not have significant net receivables outstanding under these programs.
When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. These funds are generally considered restricted cash, which is reported in the Consolidated Balance Sheets in Other Assets. We had no deposits at September 27, 2025 or September 28, 2024. Additionally, under certain agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At September 27, 2025, total amounts under these types of arrangements totaled $845 million.

Additionally, we enter into other purchase commitments for various items such as grains, livestock contracts and variable livestock grower commitments that are estimable and have a remaining term in excess of one year, which as of September 27, 2025 were (in millions):

Purchase Obligations
2026	$556
2027	509
2028	357
2029	313
2030	288
2031 and beyond	3,245
Total	$5,268
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
The Company recorded aggregate legal contingency accruals of $156 million and $545 million in fiscal years 2023 and 2021, respectively. During fiscal years 2025, 2024 and 2023, the Company reduced its total recorded legal contingency accrual by $22 million, $98 million and $94 million, respectively, for amounts it had paid related to these matters. At September 27, 2025 and September 28, 2024, the legal contingency accrual for claims related to the Broiler Antitrust Civil Litigation matters described above was $64 million and $86 million, respectively. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time.

Broiler Chicken Grower Litigation and Investigation
On January 27, 2017 and March 26, 2017, putative class action complaints were filed against us and certain of our poultry subsidiaries, as well as several other vertically integrated poultry processing companies, in the United States District Court for the Eastern District of Oklahoma styled In re Broiler Chicken Grower Litigation. The plaintiffs alleged, among other things, that the defendants colluded not to compete for broiler raising services “with the purpose and effect of fixing, maintaining, and/or stabilizing grower compensation below competitive levels.” The plaintiffs also alleged that the defendants “agreed to share detailed data on [g]rower compensation with one another, with the purpose and effect of artificially depressing [g]rower compensation below competitive levels.” The plaintiffs contended these alleged acts constitute violations of the Sherman Antitrust Act and Section 202 of the Grain Inspection, Packers and Stockyards Act of 1921. The plaintiffs sought treble damages, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative class. Additional named plaintiffs filed similar class action complaints in federal district courts in North Carolina, Colorado, Kansas and California. All actions were subsequently consolidated in the Eastern District of Oklahoma. In June 2021, we reached an agreement to settle with the putative class of broiler chicken farmers all claims raised in this consolidated action on terms not material to the Company. The Court granted preliminary approval of the settlement on August 23, 2021 and final approval on February 18, 2022, and the Company paid the settlement during fiscal 2022. On July 1, 2025, a similar class of growers filed a putative class action complaint in the same federal district court against certain poultry processing companies not named as defendants in the Broiler Chicken Grower Litigation and arising from a similar set of allegations. The Company is not a defendant in this case and does not expect to be named as a defendant.
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
In the third quarter of fiscal 2024, we filed and joined motions for summary judgment. On March 31, 2025, the court denied those summary judgment motions as to the claims against the Company. The Company anticipates multiple trials in this matter in various federal districts, with various classes of plaintiffs as well as opt-out plaintiffs, with the first trial expected to begin in fiscal 2026. While we believe we have valid and meritorious defenses to the claims that have been made in the Pork Antitrust Civil Litigation and the related Attorney General matters, we are exploring the possibility of entering into settlements as a way to avoid the uncertainty, risk, expense and distraction of protracted litigation. On April 11, 2025, the Company reached an agreement in principle with the direct purchase class plaintiffs to settle their claims in this matter for an aggregate of $50 million. On April 28, 2025, the Court granted preliminary approval of this settlement. On September 25, 2025, the Company reached an agreement with the consumer indirect purchaser class to settle their claims in this matter for an aggregate of $85 million, subject to court approval.
The Company recorded aggregate legal contingency accruals of $380 million and $45 million in fiscal years 2025 and 2024, respectively. During fiscal 2025, the Company reduced its total recorded legal contingency accrual by $50 million for amounts it had paid related to these matters. At September 27, 2025 and September 28, 2024, the legal contingency accrual for claims related to the Pork Antitrust Civil Litigation matter described above was $268 million and $45 million, respectively. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time. However, if facts and circumstances of the matter or assumptions based on present conditions used to determine our estimated liability were to significantly change, we may be exposed to additional material losses.

Beef Antitrust Litigation and Related Matters
Beginning on April 23, 2019, a series of class action complaints were filed against us and our beef and pork subsidiary, Tyson Fresh Meats, Inc. (“Tyson Fresh Meats”), as well as other beef packer defendants, in various federal district courts, including the United States District Court for the Northern District of Illinois, the United States District Court for the District of Minnesota, and the United States District Court for the District of Kansas, by putative classes of direct purchasers, cattle ranchers, indirect purchasers, and indirect cattle producers. The putative classes in these cases allege that the defendants engaged in one or more conspiracies beginning in roughly January 2015 with the aim of reducing fed cattle prices, manipulating the price of live cattle futures and options traded on the Chicago Mercantile Exchange, artificially increasing the cost of beef, and reducing the price of cows, cattle, calves, steers or heifers. The putative classes allege that this conduct violated federal antitrust laws, the Grain Inspection, Packers and Stockyards Act of 1921, the Commodities Exchange Act, and various state unfair competition, consumer protection, and unjust enrichment laws. Their complaints seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. Since the original filing, certain putative class members have opted out of the matter and are proceeding with individual direct actions making similar claims, and others may do so in the future. These cases have been transferred to the United States District Court for the District of Minnesota for pretrial purposes. The fact discovery phase ended in early April 2025, and the parties are now engaged in expert discovery. Additionally, the putative classes filed motions for class certification on September 25, 2024, which remain pending before the court. On September 29, 2025, the Company reached an agreement with the consumer indirect purchaser plaintiff class to settle their claims in this matter for an aggregate of $55 million, subject to court approval.
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
While we believe we have valid and meritorious defenses to the claims that have been made in the Beef Antitrust Civil Litigation and related matters, we are also exploring opportunities to reach settlements if it would be in the best interest of the Company, as doing so could avoid the uncertainty, risk, expense and distraction of protracted litigation.
On May 22, 2020, December 23, 2020 and October 29, 2021, we received civil investigative demands (“CIDs”) from the DOJ’s Civil Antitrust Division. The CIDs requested information related to the fed cattle and beef packing markets. We have cooperated with the DOJ with respect to the CIDs. The Offices of the Attorney General for multiple states participated in the investigation and coordinated with the DOJ.
Accordingly, during fiscal 2025, we recorded a legal contingency accrual of $318 million for claims related to the Beef Antitrust Civil Litigation matter, which remains outstanding as of September 27, 2025. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time. However, if facts and circumstances of the matter or assumptions based on present conditions used to determine our estimated liability were to significantly change, we may be exposed to additional material losses.
Wage Rate Litigation and Related Matters
Poultry. On August 30, 2019, a putative class of non-supervisory production and maintenance employees at chicken processing plants in the continental United States filed class action complaints against us and certain of our subsidiaries, as well as several other poultry processing companies, in the United States District Court for the District of Maryland. The plaintiffs allege that the defendants directly and through a wage survey and benchmarking service exchanged information regarding labor rates in an effort to depress and fix the rates of wages for non-supervisory production and maintenance workers in violation of federal antitrust laws. Additional lawsuits making similar allegations were consolidated including an amended consolidated complaint containing additional allegations concerning turkey processing plants naming additional defendants. On May 10, 2024 and June 3, 2024, the Company participated in mediation with the putative class plaintiffs. Following the mediation, on June 14, 2024, the Company reached an agreement in principle with the putative class plaintiffs to settle all claims in the case for an aggregate amount of $115.5 million. On February 11, 2025, the court entered an order granting preliminary approval of the settlement. If the court grants final approval to the settlement, it will completely resolve all claims made against the Company in this matter. While we believe we have valid and meritorious defenses against the allegations, we believe that the proposed settlement is in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation. During fiscal 2025, settlement payments of the accrued amount were paid as a result of the preliminary court approval. At September 27, 2025, there was no remaining accrual related to the Poultry wage rate litigation matter described above.

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
On December 22, 2023, after a mediation between the parties, the Company and the putative class plaintiffs reached an in-principle agreement to settle. While we believe we have valid and meritorious defenses against the allegations, we believe that the proposed settlement is in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation. Under the terms of the settlement, the Company agreed to pay the putative class an aggregate amount of $72.5 million to completely resolve all claims made against the Company in this matter. The court approved the settlement on January 15, 2025. During fiscal 2024, the Company recorded an accrual for the $72.5 million settlement which was paid during fiscal 2025 as a result of the court approval.
Other Matters
Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (“NLRC”) from 1998 through July 1999. The complaint was filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines in 1995 by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In late 2004, a labor arbiter ruled against the respondents and awarded the complainants approximately $59 million in damages and fees. From 2004 through 2014, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. On December 15, 2016, we learned that the NLRC rendered its decision on November 29, 2016, regarding the respondents’ appeals from the labor arbiter’s 2004 ruling in favor of the complainants. The NLRC increased the award for 4,922 of the total 5,984 complainants to approximately $255 million. However, the NLRC approved a prior settlement reached with the group comprising approximately 18% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company agreed to pay each settling complainant approximately $1,200. The parties filed numerous appeals, motions for reconsideration and petitions for review related to the NLRC award and settlement payment. The Court of Appeals of the Philippines subsequently vacated the NLRC’s award on April 12, 2018. Complainants filed motions for reconsideration with the Court of Appeals which were denied. Claimants have since filed petitions for writ of certiorari with the Supreme Court of the Philippines, which have been accepted. The Company continues to maintain an accrual in an immaterial amount for estimated probable losses for this matter in the Company’s Consolidated Financial Statements. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time.
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
For a tax-related matter involving the Company, refer to Part II, Item 8. Notes to the Consolidated Financial Statements, Note 10: Income Taxes.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Tyson Foods, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Tyson Foods, Inc. and its subsidiaries (the "Company") as of September 27, 2025 and September 28, 2024, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended September 27, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended September 27, 2025 appearing under Item 15 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of September 27, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 27, 2025 and September 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Interim Goodwill Impairment Assessment – Beef Reporting Unit
As described in Note 1 to the consolidated financial statements, the Company’s goodwill balance was $9,469 million as of September 27, 2025. Goodwill is reviewed for impairment at least annually or more frequently if impairment indicators arise. If it is determined, based on qualitative factors, the fair value of the reporting unit may more likely than not be less than carrying amount, a quantitative impairment test would be required. Management estimates the fair value of reporting units considering the use of various valuation techniques, with the primary technique being an income approach (discounted cash flow method). Management includes assumptions about sales growth, operating margins, discount rates and valuation multiples which consider budgets, business plans, economic projections and marketplace data. During the third quarter of fiscal 2025, the Company’s Beef reporting unit experienced lower than anticipated supply of market-ready cattle and an increased carrying value primarily associated with higher cattle costs. Management determined the fair value of the Beef reporting unit was more likely than not less than the carrying value and performed a quantitative assessment. Based on the quantitative assessment, the Company recognized a $343 million impairment to fully impair its remaining goodwill.
The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessment of the Beef reporting unit are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to sales growth, operating margin, and discount rate, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s interim goodwill impairment assessment, including controls over the valuation of the Beef reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the Beef reporting unit; (ii) evaluating the appropriateness of the discounted cash flow method used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow method; and (iv) evaluating the reasonableness of management’s significant assumptions related to sales growth, operating margin, and discount rate. Evaluating management’s assumptions related to sales growth and operating margin involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow method and (ii) the reasonableness of the sales growth and discount rate assumptions.
/s/ PricewaterhouseCoopers LLP
Springdale, Arkansas
November 10, 2025
We have served as the Company’s auditor since 2009.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)). Based on that evaluation, the CEO and CFO concluded that, as of September 27, 2025, our disclosure controls and procedures were effective.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 27, 2025. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this evaluation under the framework in Internal Control - Integrated Framework (2013) issued by COSO, management concluded the Company’s internal control over financial reporting was effective as of September 27, 2025.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, who has audited the fiscal 2025 financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of September 27, 2025 as stated in its report which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the quarter ended September 27, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 27, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See information set forth under the captions “Election of Directors” and “Board of Directors and Corporate Governance Information” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held February 5, 2026 (the “Proxy Statement”), which information is incorporated herein by reference. Pursuant to general instruction G(3) of Annual Report on Form 10-K, certain information concerning our executive officers is included under the caption “Information About Our Executive Officers” in Part I of this Annual Report on Form 10-K. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Delinquent Section 16(a) Reports” in the Proxy Statement and is incorporated by reference herein.
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

ITEM 11. EXECUTIVE COMPENSATION
See the information set forth under the captions “Executive Compensation,” “Director Compensation For Fiscal Year 2025,” “Compensation Discussion and Analysis,” “Report of the Compensation and Leadership Development Committee” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, which information is incorporated herein by reference. However, pursuant to instructions to Item 407(e)(5) of Regulation S-K, the material appearing under the sub-heading “Report of the Compensation and Leadership Development Committee” shall be deemed “furnished” and not be deemed to be “filed” with the SEC, other than as provided in this Item 11.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the information included under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement, which information is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following information reflects certain information about our equity compensation plans as of September 27, 2025:

	Equity Compensation Plan Information
	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (excluding Securities reflected in the first column (a))
Equity compensation plans approved by security holders	7,470,159	$65.19	23,411,538
Equity compensation plans not approved by security holders	—	—	—
Total	7,470,159	$65.19	23,411,538
(a) Shares of Class A Common Stock available for future issuance as of September 27, 2025, under the Stock Incentive Plan (8,769,043), the Employee Stock Purchase Plan (6,994,887) and the Retirement Savings Plan (7,647,608).
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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as a part of this report:
(1) Consolidated Financial Statements
Consolidated Statements of Income for the three years ended September 27, 2025
Consolidated Statements of Comprehensive Income for the three years ended September 27, 2025
Consolidated Balance Sheets at September 27, 2025, and September 28, 2024
Consolidated Statements of Shareholders’ Equity for the three years ended September 27, 2025
Consolidated Statements of Cash Flows for the three years ended September 27, 2025
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
(2) Consolidated Financial Statement Schedules
Financial Statement Schedule - Schedule II Valuation and Qualifying Accounts for the three years ended September 27, 2025
All other schedules are omitted because they are neither applicable nor required.
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

4.20
Supplemental Indenture, dated February 19, 2019, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 19, 2019, and incorporated herein by reference).

4.21		Form of 4.000% Senior Notes due 2026 (previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 19, 2019, and incorporated herein by reference).

4.22
Supplemental Indenture, dated February 19, 2019, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture (previously filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on February 19, 2019, and incorporated herein by reference.)

4.23		Form of 4.350% Senior Notes due 2029 (previously filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on February 19, 2019, and incorporated herein by reference).

4.24
Supplemental Indenture, dated March 8, 2024, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as trustee, for the Senior Notes due 2029 (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 8, 2024, and incorporated herein by reference).

4.25		Form of 5.400% Senior Note due 2029 (previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed March 8, 2024, and incorporated herein by reference).

4.26
Supplemental Indenture, dated March 8, 2024, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, for the Senior Notes due 2034 (previously filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed March 8, 2024, and incorporated herein by reference).

4.27		Form of 5.700% Senior Note due 2034 (previously filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed March 8, 2024, and incorporated herein by reference).

10.1
Revolving Credit Agreement, dated April 15, 2025, among Tyson Foods, Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 18, 2025, and incorporated herein by reference).

10.2
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

10.6	*
Consulting Agreement, dated February 1, 2024, between the Company and Noel W. White (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2024, and incorporated herein by reference).

10.7	*
Retention Agreement, dated February 9, 2024, between the Company and Wes Morris (previously filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended December 28, 2024, and incorporated herein by reference)

10.8	* **	Release Agreement, dated September 4, 2025, between Tyson Foods, Inc. and Brady Stewart.

10.9	*
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
Tyson Foods, Inc. Annual Incentive Compensation Plan for Senior Executives adopted February 4, 2005, and amended and restated effective November 8, 2023 (previously filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2024 and incorporated herein by reference).

10.12	*
Amended and Restated Executive Savings Plan of Tyson Foods, Inc., effective January 1, 2025 (previously filed as Exhibit 10.12 to the Company’s quarterly report on Form 10-Q for the period ended December 28, 2024, and incorporated herein by reference).

10.13	*
Tyson Foods, Inc. 2000 Stock Incentive Plan, amended and restated as of February 6, 2025 (previously filed as Exhibit A-1 to the Company’s Definitive Proxy Statement, filed with the Securities and Exchange Commission on December 18, 2024, and incorporated herein by reference).

10.14	*
Amended and Restated Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan effective January 1, 2017 (previously filed as Exhibit 10.68 to the Company’s Annual report on Form 10-K for the fiscal year ended October 1, 2016, and incorporated herein by reference).

10.15	*
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

10.18	*
Form of Stock Options (Non-Contracted) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023, and incorporated herein by reference).

10.19	*
Form of Stock Options (Contracted) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023 (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023, and incorporated herein by reference).

10.20	*
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

10.21	*
Form of Stock Options (Directors) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023 (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023, and incorporated herein by reference).

10.22	*
Form of Restricted Stock (Non-Contracted) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023 (previously filed as Exhibit 10.5a to the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023, and incorporated herein by reference).

10.23	*
Form of Restricted Stock (Non-Contracted 2-year graded vesting) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023 (previously filed as Exhibit 10.5b to the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023, and incorporated herein by reference).

10.24	*
Form of Restricted Stock (Non-Contracted 3-year graded vesting) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023 (previously filed as Exhibit 10.5c to the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023, and incorporated herein by reference).

10.25	*
Form of Restricted Stock (Contracted) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023 (previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023, and incorporated herein by reference).

10.26	*
Form of Restricted Stock (CEO and other contracted) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023 (previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023, and incorporated herein by reference).

10.27	*
Form of Restricted Stock (Directors) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023 (previously filed as Exhibit 10.8a to the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023, and incorporated herein by reference).

10.28	*
Form of Restricted Stock (Directors 3-year graded vesting) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023 (previously filed as Exhibit 10.8b to the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023, and incorporated herein by reference).

10.29	*
Form of Performance Shares (Operating Income) (Non-Contracted) - Stock Incentive Award Agreement pursuant to which performance share awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023 (previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023, and incorporated herein by reference).

10.30	*
Form of Performance Shares (Operating Income) (Contracted) - Stock Incentive Award Agreement pursuant to which performance share awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023 (previously filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023, and incorporated herein by reference).

10.31	*
Form of Performance Shares (rTSR) (Non-Contracted) - Stock Incentive Award Agreement pursuant to which performance share awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023 (previously filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023, and incorporated herein by reference).

10.32	*
Form of Performance Shares (rTSR) (Contracted) - Stock Incentive Award Agreement pursuant to which performance share awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023 (previously filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023, and incorporated herein by reference).

10.33	*
Form of Performance Shares (1-year Operating Income) (Non-Contracted) - Stock Incentive Award Agreement pursuant to which performance share awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023 (previously filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023, and incorporated herein by reference).

10.34	*
Form of Performance Shares (1-year Operating Income) (Contracted) - Stock Incentive Award Agreement pursuant to which performance share awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023 (previously filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023, and incorporated herein by reference).

10.35	*
Form of Restricted Stock (Non-US Directors) - Stock Incentive Award Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 17, 2023 (previously filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended December 30, 2023, and incorporated herein by reference).

10.36	*
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
Form of Restricted Stock Units – Stock Incentive Award Agreement, effective November 17, 2024, pursuant to which restricted stock unit awards are granted under the Tyson Foods, Inc. Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 28, 2024, and incorporated herein by reference).

10.39	*
Form of Restricted Stock Units (Non-US) – Stock Incentive Award Agreement, effective November 17, 2024, pursuant to which restricted stock unit awards are granted under the Tyson Foods, Inc. Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended December 28, 2024, and incorporated herein by reference).

10.40	*
Form of Restricted Stock Units (2-year graded vesting) – Stock Incentive Award Agreement, effective November 17, 2024, pursuant to which restricted stock unit awards are granted under the Tyson Foods, Inc. Stock Incentive Plan (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended December 28, 2024, and incorporated herein by reference).

10.41	*
Form of Restricted Stock Units (3-year graded vesting) – Stock Incentive Award Agreement, effective November 17, 2024, pursuant to which restricted stock unit awards are granted under the Tyson Foods, Inc. Stock Incentive Plan (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended December 28, 2024, and incorporated herein by reference).

10.42	*
Form of Restricted Stock Units (CEO) – Stock Incentive Award Agreement, effective November 17, 2024, pursuant to which restricted stock unit awards are granted under the Tyson Foods, Inc. Stock Incentive Plan (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended December 28, 2024, and incorporated herein by reference).

10.43	*
Form of Performance Shares (Adjusted EBITDA – CEO) – Stock Incentive Award Agreement, effective November 17, 2024, pursuant to which performance share awards are granted under the Tyson Foods, Inc. Stock Incentive Plan (previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended December 28, 2024, and incorporated herein by reference).

10.44	*
Form of Performance Shares (Operating Income) – Stock Incentive Award Agreement, effective November 17, 2024, pursuant to which performance share awards are granted under the Tyson Foods, Inc. Stock Incentive Plan (previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 28, 2024, and incorporated herein by reference).

10.45	*
Form of Performance Shares (rTSR) – Stock Incentive Award Agreement, effective November 17, 2024, pursuant to which performance share awards are granted under the Tyson Foods, Inc. Stock Incentive Plan (previously filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 28, 2024, and incorporated herein by reference).

10.46	*
Form of Stock Options (3-year graded vesting) – Stock Incentive Award Agreement, effective November 17, 2024, pursuant to which stock option awards are granted under the Tyson Foods, Inc. Stock Incentive Plan (previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended December 28, 2024, and incorporated herein by reference).

10.47	*
Form of Restricted Stock Units (Chairman) – Stock Incentive Award Agreement, effective November 17, 2024, pursuant to which restricted stock unit awards are granted under the Tyson Foods, Inc. Stock Incentive Plan (previously filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended December 28, 2024, and incorporated herein by reference).

10.48	*
Form of Deferred Restricted Stock Units (Non-Employee) – Stock Incentive Award Agreement, effective November 17, 2024, pursuant to which deferred restricted stock units are granted under the Tyson Foods, Inc. Stock Incentive Plan (previously filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended December 28, 2024, and incorporated herein by reference).

10.49	*
Form of Stock Options (Contracted) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 18, 2022 (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2022, and incorporated herein by reference).

10.50	*
Form of Stock Options (5+1) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 18, 2022 (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2022, and incorporated herein by reference).

10.51	*
Form of Stock Options (Director/Non-Contract) - Stock Incentive Award Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. Stock Incentive Plan effective November 18, 2022 (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2022, and incorporated herein by reference).

10.52	*
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

10.63	*
Form of Performance Shares – Return on Invested Capital (Contracted) - Stock Incentive Award Agreement pursuant to which performance shares are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 19, 2021 (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended January 1, 2022, and incorporated herein by reference).

19		Insider trading policy (previously filed as Exhibit 19 to the Company’s Annual Report on Form 10-K, for the fiscal year ended September 30, 2023, and incorporated herein by reference).

21	**	Subsidiaries of the Company.

23	**	Consent of PricewaterhouseCoopers LLP.

31.1	**	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	*	Clawback policy (previously filed as Exhibit 97 to the Company’s Annual Report on Form 10-K, for the fiscal year ended September 30, 2023, and incorporated herein by reference).

101		The following financial information from our Annual Report on Form 10-K for the year ended September 27 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

104		Cover Page Interactive Data File formatted in iXBRL.

*		Indicates a management contract or compensatory plan or arrangement.
**		Filed herewith
***		Furnished herewith

FINANCIAL STATEMENT SCHEDULE
TYSON FOODS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Fiscal year ended September 27, 2025, September 28, 2024 and September 30, 2023
		Additions
in millions	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Period
Allowance for Credit Losses:
2025	$38	$18	$—	$(7)	$49
2024	31	14	—	(7)	38
2023	29	12	—	(10)	31
Inventory Lower of Cost or Net Realizable Value Allowance:
2025	$115	$268	$—	$(245)	$138
2024	145	349	—	(379)	115
2023	60	333	—	(248)	145
Valuation Allowance on Deferred Tax Assets:
2025	$193	$(14)	$—	$(6)	$173
2024	199	—	—	(6)	193
2023	195	4	—	—	199

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYSON FOODS, INC.

By:	/s/ Curt T. Calaway	November 10, 2025
Curt T. Calaway
Chief Financial Officer

By:	/s/ Lori J. Bondar	November 10, 2025
Lori J. Bondar
Senior Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ John H. Tyson	Chairman of the Board of Directors	November 10, 2025
John H. Tyson

/s/ Les R. Baledge	Director	November 10, 2025
Les R. Baledge

/s/ Mike Beebe	Director	November 10, 2025
Mike Beebe

/s/ Sarah Bond	Director	November 10, 2025
Sarah Bond

/s/ Lori J. Bondar	Senior Vice President and Chief Accounting Officer	November 10, 2025
Lori J. Bondar	(Principal Accounting Officer)

/s/ Maria Claudia Borras	Director	November 10, 2025
Maria Claudia Borras

/s/ David J. Bronczek	Director	November 10, 2025
David J. Bronczek

/s/ Curt T. Calaway	Chief Financial Officer	November 10, 2025
Curt T. Calaway	(Principal Financial Officer)

/s/ Donnie King	President, Chief Executive Officer, and Director	November 10, 2025
Donnie King	(Principal Executive Officer)

/s/ Maria N. Martinez	Director	November 10, 2025
Maria N. Martinez

/s/ Kevin M. McNamara	Vice Chairman of the Board of Directors and Lead Independent Director	November 10, 2025
Kevin M. McNamara

/s/ Cheryl S. Miller	Director	November 10, 2025
Cheryl S. Miller

/s/ Kate B. Quinn	Director	November 10, 2025
Kate B. Quinn

/s/ Jeffrey K. Schomburger	Director	November 10, 2025
Jeffrey K. Schomburger

/s/ Barbara A. Tyson	Director	November 10, 2025
Barbara A. Tyson

/s/ John R. Tyson	Director	November 10, 2025
John R. Tyson

/s/ Olivia L. Tyson	Director	November 10, 2025
Olivia L. Tyson

/s/ Noel White	Director	November 10, 2025
Noel White