Form 10-Q
period 2025-12-27
TYSON FOODS, INC.
filed 2026-02-02
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 27, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 27, 2025.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	282,069,961
Class B Common Stock, $0.10 Par Value (Class B stock)	70,009,005
Class B stock is not listed for trading on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis.
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 27, 2025	December 28, 2024
Sales	$14,313	$13,623
Cost of Sales	13,505	12,528
Gross Profit	808	1,095
Selling, General and Administrative	506	515
Operating Income	302	580
Other (Income) Expense:
Interest income	(13)	(25)
Interest expense	104	120
Other, net	84	7
Total Other (Income) Expense	175	102
Income before Income Taxes	127	478
Income Tax Expense	37	112
Net Income	90	366
Less: Net Income Attributable to Noncontrolling Interests	5	7
Net Income Attributable to Tyson	$85	$359
Net Income Per Share Attributable to Tyson:
Class A Basic	$0.25	$1.03
Class B Basic	$0.22	$0.93
Diluted	$0.24	$1.01
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	December 27, 2025	December 28, 2024
Net Income	$90	$366
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	21	3
Investments	—	(2)
Currency translation	32	(105)
Total Other Comprehensive Income (Loss), Net of Taxes	53	(104)
Comprehensive Income	143	262
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	10	—
Comprehensive Income Attributable to Tyson	$133	$262
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	December 27, 2025	September 27, 2025
Assets
Current Assets:
Cash and cash equivalents	$1,278	$1,229
Accounts receivable, net	2,429	2,524
Inventories	5,406	5,681
Other current assets	399	482
Total Current Assets	9,512	9,916
Net Property, Plant and Equipment	9,064	9,204
Goodwill	9,474	9,469
Intangible Assets, net	5,577	5,624
Other Assets	2,392	2,445
Total Assets	$36,019	$36,658

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$909	$909
Accounts payable	2,723	2,601
Other current liabilities	2,571	2,879
Total Current Liabilities	6,203	6,389
Long-Term Debt	7,453	7,921
Deferred Income Taxes	2,205	2,195
Other Liabilities	1,995	1,926
Commitments and Contingencies (Note 14)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 378 million shares	38	38
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,693	4,686
Retained earnings	18,553	18,647
Accumulated other comprehensive income (loss)	(143)	(191)
Treasury stock, at cost – 95 million shares at December 27, 2025 and September 27, 2025	(5,125)	(5,102)
Total Tyson Shareholders’ Equity	18,023	18,085
Noncontrolling Interests	140	142
Total Shareholders’ Equity	18,163	18,227
Total Liabilities and Shareholders’ Equity	$36,019	$36,658
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended
	December 27, 2025		December 28, 2024
	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance at beginning and end of period	378	$38	378	$38

Class B Common Stock:
Balance at beginning and end of period	70	7	70	7

Capital in Excess of Par Value:
Balance at beginning of period		4,686		4,597
Stock-based compensation and other		7		13
Balance at end of period		4,693		4,610

Retained Earnings:
Balance at beginning of period		18,647		18,873
Net Income Attributable to Tyson		85		359
Dividends		(179)		(178)
Balance at end of period		18,553		19,054

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of period		(191)		(184)
Other comprehensive income (loss) attributable to Tyson		48		(97)
Balance at end of period		(143)		(281)

Treasury Stock:
Balance at beginning of period	95	(5,102)	92	(4,941)
Purchase of Class A common stock	1	(47)	—	(15)
Stock-based compensation	(1)	24	(1)	31
Balance at end of period	95	(5,125)	91	(4,925)

Total Shareholders’ Equity Attributable to Tyson		$18,023		$18,503

Equity Attributable to Noncontrolling Interests:
Balance at beginning of period		$142		$124
Net income attributable to noncontrolling interests		5		7
Distributions to noncontrolling interest		(12)		—
Currency translation and other		5		(7)
Total Equity Attributable to Noncontrolling Interests		$140		$124

Total Shareholders’ Equity		$18,163		$18,627
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	December 27, 2025	December 28, 2024
Cash Flows From Operating Activities:
Net income	$90	$366
Depreciation and amortization	376	348
Deferred income taxes	—	(2)
Other, net	163	78
Net changes in operating assets and liabilities	313	241
Cash Provided by Operating Activities	942	1,031
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(252)	(271)
Purchases of marketable securities	(21)	(15)
Proceeds from sale of marketable securities	20	16
Proceeds from sale of storage facilities	42	—
Other, net	28	37
Cash Used for Investing Activities	(183)	(233)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	23	22
Payments on debt	(509)	(42)
Purchases of Tyson Class A common stock	(47)	(15)
Dividends	(177)	(175)
Stock options exercised	6	15
Other, net	(14)	—
Cash Used for Financing Activities	(718)	(195)
Effect of Exchange Rate Changes on Cash	8	(28)
Increase in Cash and Cash Equivalents and Restricted Cash	49	575
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	1,229	1,717
Cash and Cash Equivalents and Restricted Cash at End of Period	1,278	2,292
Less: Restricted Cash at End of Period	—	—
Cash and Cash Equivalents at End of Period	$1,278	$2,292
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: ACCOUNTING POLICIES
Basis of Presentation
The consolidated condensed financial statements are unaudited and have been prepared by Tyson Foods, Inc. (“Tyson,” “the Company,” “we,” “us” or “our”). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Although we believe the disclosures contained herein are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2025. Preparation of consolidated condensed financial statements requires us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature necessary to state fairly our financial position as of December 27, 2025 and the results of operations for the three months ended December 27, 2025 and December 28, 2024. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
Our qualitative assessment for the first quarter of fiscal 2026 did not indicate that it was more likely than not the fair value of any of our reporting units or indefinite life intangible assets was less than the carrying amount, and as such, no quantitative test was deemed necessary. We consider reporting units and indefinite life intangible assets that have 20% or less excess fair value over carrying amount to have a heightened risk of impairment. One of our International reporting units, which had goodwill of $0.2 billion at December 27, 2025, was considered at heightened risk of impairment as of the date of the most recent estimated fair value determination which was in the fourth quarter of fiscal 2025. All of our other remaining reporting units and all our indefinite life intangible assets' estimated fair values exceeded their carrying values by more than 20% as of their most recent assessments. Although the remaining reporting units and indefinite life intangible assets had more than 20% excess fair value over carrying value as of the date of the most recent estimated fair value determination, they remain susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future.
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
Recently Issued Accounting Pronouncements
In November 2025, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance to address several incremental hedge accounting issues arising from the global reference rate reform initiative. This guidance is effective for annual reporting periods beginning after December 15, 2026, our fiscal 2028, and interim reporting periods within those annual reporting periods. Amendments should be applied using a prospective approach, with the option to adopt the amendments in this update for hedging relationships that exist as of the date of adoption. We are currently evaluating the impact this guidance will have on disclosures in our consolidated financial statements.
In September 2025, the FASB issued authoritative guidance to modernize the accounting for internal-use software costs including the elimination of the stage-based capitalization model and updated disclosure requirements. The guidance is effective for annual reporting periods beginning after December 15, 2027, our fiscal 2029, and interim reporting periods within those annual reporting periods. Amendments can be applied using a prospective transition approach, a modified transition approach, or a retrospective transition approach. We are currently evaluating the impact this guidance will have on disclosures in our consolidated financial statements.
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
NOTE 2: INVENTORIES
Processed products, livestock and supplies and other are valued at the lower of cost or net realizable value. Cost includes purchased raw materials, live purchase costs, livestock growout costs (primarily feed, livestock grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories. At December 27, 2025, the cost of inventories was determined by either the first-in, first-out method or the weighted-average method, which is consistent with the methods used at September 27, 2025. Inventories are presented net of lower of cost or net realizable value adjustments of $166 million and $138 million as of December 27, 2025 and September 27, 2025, respectively.
The following table reflects the major components of inventory (in millions):

	December 27, 2025	September 27, 2025
Processed products	$2,853	$3,086
Livestock	1,676	1,729
Supplies and other	877	866
Total inventory	$5,406	$5,681

NOTE 3: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	December 27, 2025	September 27, 2025
Land	$212	$209
Buildings and leasehold improvements	7,048	7,079
Machinery and equipment	12,054	12,015
Land improvements and other	572	575
Buildings and equipment under construction	468	509
	20,354	20,387
Less accumulated depreciation	11,290	11,183
Net Property, Plant and Equipment	$9,064	$9,204
NOTE 4: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	December 27, 2025	September 27, 2025
Accrued salaries, wages and benefits	$661	$909
Taxes payable	231	193
Accrued current legal contingencies	645	712
Other	1,034	1,065
Total other current liabilities	$2,571	$2,879
NOTE 5: RESTRUCTURING AND RELATED CHARGES
Network Optimization Plan
In the first quarter of fiscal 2025, the Company initiated a network optimization plan to optimize our global operations and logistics network. We are reporting on actions approved through the end of the first quarter of fiscal 2026 as we are currently unable to make an estimate of the cost of the entire network optimization plan.
In the first quarter of fiscal 2026, the Company approved additional actions under the network optimization plan, increasing the estimated total pretax charges by $140 million. This increase reflects network changes in the Beef segment, including the closure of a harvesting facility and the transition to a single shift at another, as well as efforts to reduce support costs across all segments and corporate functions. As a result, we now expect to recognize total pretax net charges of $226 million for actions approved through December 27, 2025, which include $148 million of net charges that have resulted or will result in cash outflows and $185 million of non-cash charges, partially offset by a $107 million gain recognized from the sale of storage facilities. Additionally, we have received $294 million in proceeds associated with the sale of storage facilities to date, of which, $42 million was received in the first quarter of fiscal 2026. Through the first quarter of fiscal 2026, we have recognized $162 million of the expected total pretax charges and estimate $64 million of charges will be incurred over future periods, including $44 million during the remainder of fiscal 2026. We expect to incur costs related to the network optimization plan over a multi-year period and anticipate additional charges in the future as further actions are approved.
In the first quarter of fiscal 2026, we recognized net charges of $117 million related to the network optimization plan. The charges primarily included accelerated depreciation and asset write-offs related to the Beef segment network changes, severance and related costs and contract and lease termination costs. These charges included $57 million that have resulted or will result in cash outflows and $60 million of non-cash. In the first quarter of fiscal 2025, we recognized net charges of $73 million, which primarily included the closure of two facilities in the Prepared Foods segment, a non-harvesting facility closure in the Beef segment and asset write-offs in the Chicken and International segments. These charges included $29 million that have resulted or will result in cash outflows and $44 million of non-cash.

The following table reflects pretax (income) expense related to the network optimization plan in the first quarter of fiscal 2026 (in millions):

	Beef	Pork	Chicken	Prepared Foods	International	Corporate Expenses	Total
Cost of Sales:
Severance and related costs	$16	$—	$4	$9	$—	$—	$29
Accelerated depreciation	57	—	—	—	—	—	57
Asset write-offs	12	—	—	—	—	—	12
Contract and lease terminations	—	—	3	4	—	—	7
Total Cost of Sales	$85	$—	$7	$13	$—	$—	$105

Selling, General and Administrative:
Severance and related costs	1	1	2	3	—	3	10
Total Selling, General and Administrative	$1	$1	$2	$3	$—	$3	$10

Non-Operating (Income)/Expense							2

Total	$86	$1	$9	$16	$—	$3	$117
The following table reflects pretax expenses related to the network optimization plan in the first quarter of fiscal 2025 (in millions):

	Beef	Pork	Chicken	Prepared Foods	International	Corporate Expenses	Total
Cost of Sales:
Severance and related costs	$5	$—	$2	$2	$—	$—	$9
Accelerated depreciation	23	—	—	—	—	—	23
Asset write-offs	3	—	7	23	5	—	38
Contract and lease terminations	1	—	—	—	—	—	1
Total Cost of Sales	$32	$—	$9	$25	$5	$—	$71

Selling, General and Administrative:
Severance and related costs	—	—	2	—	—	—	2
Total Selling, General and Administrative	$—	$—	$2	$—	$—	$—	$2

Total	$32	$—	$11	$25	$5	$—	$73
The following table reflects our liability related to the network optimization plan as of December 27, 2025 (in millions):

	Balance at September 27, 2025	Expenses	Payments	Balance at December 27, 2025
Contract and lease terminations	$31	$24	$—	$55
Severance and related costs	3	39	(3)	39
Total	$34	$63	$(3)	$94
We continue to strategically evaluate optimization of such items as network capacity, manufacturing efficiencies and business technology. If we have a significant change in strategies, outlook, or manner in which we plan to use these assets, we may experience future charges.
Plant Closures and Disposals
The following table reflects our liability related to plant closures as of December 27, 2025 (in millions):

	Balance at September 27, 2025	Plant Closure Charges	Payments	Balance at December 27, 2025
Contract termination	$72	$—	$(3)	$69
Severance and retention	—	—	—	—
Total	$72	$—	$(3)	$69

NOTE 6: DEBT
The major components of debt are as follows (in millions):

	December 27, 2025	September 27, 2025
Revolving credit facility	$—	$—
Revolving term loan credit facility	—	—
Commercial paper	—	—
Senior notes:
4.00% Notes due March 2026 (“2026 Notes”)	800	800
3.55% Notes due June 2027	1,350	1,350
7.00% Notes due January 2028	18	18
4.35% Notes due March 2029 (“2029 Notes”)	1,000	1,000
5.40% Notes due March 2029	600	600
6.13% Notes due November 2032	157	157
5.70% Notes due March 2034	900	900
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	497	497
4.55% Notes due June 2047	713	733
5.10% Notes due September 2048 (“2048 Notes”)	1,485	1,490
Discount on senior notes	(33)	(34)
Term loan facility due May 2028	—	440
Finance Leases	168	168
Other	246	251
Unamortized debt issuance costs	(39)	(40)
Total debt	8,362	8,830
Less current debt	909	909
Total long-term debt	$7,453	$7,921
Revolving Credit Facility and Letters of Credit
We have a $2.5 billion revolving credit facility that supports short-term funding needs and serves as a backstop to our commercial paper program. The facility will mature and the commitments thereunder will terminate in April 2030 with options for two one-year extensions. Under the terms of the revolving credit facility, we have the option to establish incremental commitment increases of up to an aggregate amount of $500 million if certain conditions are met. At December 27, 2025, amounts available for borrowing under this facility totaled $2.5 billion and we had no outstanding borrowings and no outstanding letters of credit issued under this facility. At December 27, 2025, we had $82 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs and other legal obligations. In the future, if any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility.
Revolving Term Loan Credit Facility
In December 2025, we entered into a $750 million revolving term loan credit facility. The facility will mature and commitments thereunder will terminate in December 2028. We may make an election prior to the facility's maturity date to convert all or part of the outstanding borrowings into one or more term loans that will mature up to seven years after the facility's maturity date. Interest on borrowings under the facility is based either on term or daily simple secured overnight financing rates, with an applicable spread, or an alternative base rate with an applicable spread. The facility contained covenants and other terms that are generally consistent with those of our revolving credit facility. At December 27, 2025, we have not made any borrowing under the facility. Concurrent with the entry into the revolving term loan credit facility, we repaid the $440 million outstanding borrowing under a term loan facility due May 2028 using cash on hand and terminated the facility.
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured short-term promissory notes up to an aggregate maximum principal amount of $1.75 billion. As of December 27, 2025, we had no commercial paper outstanding. Our ability to access commercial paper in the future may be limited or its costs increased.

Senior Note Repayments
During the first quarter of fiscal 2026, we repurchased $25 million of senior notes on the open market.
Debt Covenants
Our revolving credit facility and revolving term loan credit facility contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; make acquisitions and investments; dispose of or transfer assets; change the nature of our business; engage in certain transactions with affiliates; and enter into hedging transactions, in each case, subject to certain qualifications and exceptions. In addition, we are required to maintain a minimum interest expense coverage ratio.
Our senior notes also contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens; engage in certain sale/leaseback transactions; and engage in certain consolidations, mergers and sales of assets.
We were in compliance with all debt covenants at December 27, 2025.
NOTE 7: EQUITY
Share Repurchases
As of December 27, 2025, 46.6 million shares remained available for repurchase under the Company's share repurchase program. The program has no fixed or scheduled termination date, and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans. A summary of share repurchases of our Class A stock is as follows (in millions):

	Three Months Ended
	December 27, 2025		December 28, 2024
	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	0.6	$33	—	$—
To fund certain obligations under equity compensation plans	0.3	14	0.3	15
Total share repurchases	0.9	$47	0.3	$15
NOTE 8: INCOME TAXES
Our effective tax rate was 29.7% and 23.5% for the first quarter of fiscal 2026 and 2025, respectively. The effective tax rates for the first quarter of fiscal 2026 and 2025 are higher than the federal statutory tax rate primarily due to state taxes and net unfavorable permanent book-to-tax differences, partially offset by various tax benefits. Additionally, the effective tax rate for the first quarter of fiscal 2026 was increased by estimated foreign withholding tax on the repatriation of earnings of foreign subsidiaries, and the effective tax rate for the first quarter of fiscal 2025 was decreased by the release of a $9 million valuation allowance on losses related to a production facility fire in the Netherlands and our subsequent decision to sell the facility. The release of the valuation allowance was due to newly enacted tax legislation in the Netherlands.
Unrecognized tax benefits were $165 million and $168 million at December 27, 2025 and September 27, 2025, respectively.
In December 2021, we received an assessment from the Mexican tax authorities related to the 2015 sale of our direct and indirect equity interests in subsidiaries which collectively held our Mexico operation. At December 27, 2025, the assessment totaled approximately $519 million (9.3 billion Mexican pesos), which included tax, inflation adjustment, interest and penalties. Based on analysis of our assessment in accordance with guidance related to unrecognized tax benefits, we have not recorded a liability related to our assessment. Additionally, the purchaser in the transaction also received an assessment from the Mexican tax authorities related to the sale of the indirect equity interest, which was affirmed in January 2025 by a circuit court in Mexico, but remains subject to potential further judicial review under a petition filed by the purchaser. The transaction agreement contains certain mutual indemnification provisions, and both parties provided notice of indemnification claims to the other party. On November 14, 2025, we settled the indemnification provision and entered into an agreement in which the purchaser agreed to assume all tax liabilities in connection with our assessment, assume defense of such assessment and waive all potential indemnification claims against the Company. In fiscal 2025, we recorded a pretax liability of $40 million for the estimated probable loss related to this indemnification provision, which was paid to the purchaser during the first quarter of fiscal 2026 following the settlement.

NOTE 9: EARNINGS PER SHARE
The following table sets forth the earnings and weighted average common shares used in the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended
	December 27, 2025	December 28, 2024
Numerator:
Net income	$90	$366
Less: Net income attributable to noncontrolling interests	5	7
Net income attributable to Tyson	85	359
Less dividends declared:
Class A	147	146
Class B	32	32
Undistributed earnings (losses)	$(94)	$181

Class A undistributed earnings (losses)	$(77)	$148
Class B undistributed earnings (losses)	(17)	33
Total undistributed earnings (losses)	$(94)	$181

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	282	285
Class B weighted average shares	70	70

Denominator for diluted earnings per share:
Class A weighted average shares	282	285
Class B weighted average shares under the if-converted method for diluted earnings per share	70	70
Effect of dilutive securities: Stock options, restricted stock and performance units	2	2
Denominator for diluted earnings per share – weighted average shares and assumed conversions	354	357

Net income per share attributable to Tyson:
Class A basic	$0.25	$1.03
Class B basic	$0.22	$0.93
Diluted	$0.24	$1.01
Dividends Declared Per Share:
Class A	$0.520	$0.510
Class B	$0.468	$0.459
Approximately 6 million and 5 million of our stock-based compensation shares were antidilutive for the three months ended December 27, 2025 and December 28, 2024, respectively. These shares were not included in the diluted earnings per share calculation.
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

NOTE 10: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs and risks are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize various industry-standard models that take into account the implicit cost of hedging. Credit risks associated with our derivative contracts are not significant as we minimize counterparty exposure by dealing with credit-worthy counterparties and utilizing exchange traded instruments, margin accounts or letters of credit. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at December 27, 2025.
We had the following net aggregated outstanding notional amounts related to our derivative financial instruments:

in millions, except soybean meal tons	Metric	December 27, 2025	September 27, 2025
Commodity:
Corn	Bushels	133	93
Soybean Meal	Tons	1,213,447	1,221,711
Live Cattle	Pounds	109	30
Lean Hogs	Pounds	466	828
Foreign Currency	United States dollar	$141	$208
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
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes as well as interest rates to our variable rate debt. For the derivative instruments we designate and qualify as a cash flow hedge, the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Based on market prices as of December 27, 2025, we have net pretax gains of $8 million for our commodity contracts, which are expected to be reclassified into earnings within the next twelve months. Additionally, we have $9 million of realized losses related to treasury rate locks in connection with the issuance of the 2026, 2029 and 2048 Notes, which will be reclassified to earnings over the lives of these notes. During the three months ended December 27, 2025 and December 28, 2024, we did not reclassify significant pretax gains or losses into earnings as a result of the discontinuance of cash flow hedges. The following table sets forth the pretax impact of cash flow hedge derivative instruments recognized in OCI (in millions):

	Three Months Ended
Gain (Loss) Recognized in OCI on Derivatives	December 27, 2025	December 28, 2024
Cash flow hedge - derivatives designated as hedging instruments:
Commodity contracts	$20	$(8)
Fair Value Hedges
We designate certain derivative contracts as fair value hedges of firm commitments to purchase livestock for harvest. Our objective of these hedges is to minimize the risk of changes in fair value created by fluctuations in commodity prices associated with fixed price livestock firm commitments. For these derivative instruments we designate and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the same period. We include the gain or loss on the hedged items (e.g., livestock purchase firm commitments) in the same line item, Cost of Sales, as the offsetting gain or loss on the related livestock forward position. Ineffectiveness related to fair value hedges was not significant for the three months ended December 27, 2025, and December 28, 2024. The following table sets forth the carrying amount of fair value hedge (assets) liabilities as of December 27, 2025 and September 27, 2025 (in millions):

Consolidated Condensed Balance Sheets Classification	December 27, 2025	September 27, 2025
Inventory	$(8)	$65

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
Reclassification to Earnings
The following table sets forth the total amounts of each income and expense line item presented in the Consolidated Condensed Statements of Income in which the effects of hedges are recorded (in millions):

Consolidated Condensed Statements of Income Classification	Three Months Ended
	December 27, 2025	December 28, 2024
Cost of Sales	$13,505	$12,528
Interest Expense	104	120
Other, net	84	7
The following table sets forth the pretax impact of the cash flow, fair value and undesignated derivative instruments in the Consolidated Condensed Statements of Income (in millions):

Consolidated Condensed Statements of Income Classification		Three Months Ended
		December 27, 2025	December 28, 2024
Cost of Sales	Gain (Loss) on cash flow hedges reclassified from OCI to earnings:
	Commodity contracts	$(9)	$(11)
	Gain (Loss) on fair value hedges:
	Commodity contracts (a)	(38)	(4)
	Gain (Loss) on derivatives not designated as hedging instruments:
	Commodity contracts	35	8
Total		$(12)	$(7)

Interest Expense	Gain (Loss) on cash flow hedges reclassified from OCI to earnings:
	Interest rate contracts	$—	$(1)

Other, net	Gain (Loss) on derivatives not designated as hedging instruments:
	Foreign exchange contracts	$(2)	$8
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
The following tables set forth, by level within the fair value hierarchy, our financial assets and liabilities accounted for at fair value on a recurring basis, according to the valuation techniques we used to determine their fair values (in millions):

December 27, 2025	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$42	$—	$(9)	$33
Undesignated	—	52	—	(10)	42
Other Assets:
Available-for-sale securities (non-current)	—	90	28	—	118
Deferred compensation assets	20	517	—	—	537
Total assets	$20	$701	$28	$(19)	$730

Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$13	$—	$(13)	$—
Undesignated	—	49	—	(34)	15
Total liabilities	$—	$62	$—	$(47)	$15

September 27, 2025	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$6	$—	$(1)	$5
Undesignated	—	113	—	(20)	93
Other Assets:
Available-for-sale securities (non-current)	—	90	27	—	117
Deferred compensation assets	21	501	—	—	522
Total assets	$21	$710	$27	$(21)	$737

Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$82	$—	$(82)	$—
Undesignated	—	135	—	(126)	9
Total liabilities	$—	$217	$—	$(208)	$9
(a) Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. Additionally, at December 27, 2025, and September 27, 2025, we had $28 million and $187 million, respectively, of net cash collateral with various counterparties where master netting arrangements exist and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Three Months Ended
	December 27, 2025	December 28, 2024
Balance at beginning of year	$27	$28
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	—	—
Purchases	3	—
Issuances	—	—
Settlements	(2)	(3)
Balance at end of period	$28	$25
Total gains (losses) for the three month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—
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
Available-for-Sale Securities
Our investments in marketable debt securities are classified as available-for-sale and are reported at fair value based on pricing models and quoted market prices adjusted for credit and non-performance risk. Short-term investments with maturities of less than 12 months are included in Other current assets in the Consolidated Condensed Balance Sheets. All other marketable debt securities are included in Other Assets in the Consolidated Condensed Balance Sheets and have maturities ranging up to 43 years.
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
The following table sets forth our available-for-sale securities’ amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	December 27, 2025			September 27, 2025
	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)
Available-for-sale securities:
Debt securities:
U.S. treasury and agency	$91	$90	$(1)	$91	$90	$(1)
Corporate and asset-backed	28	28	—	27	27	—
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

We consider many factors in determining whether a loss is credit-related, including the financial condition and near-term prospects of the issuer, borrower repayment characteristics for asset-backed securities, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no direct write-offs or allowances for credit losses in earnings for the three months ended December 27, 2025, and December 28, 2024.
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
During the first quarter of fiscal 2026, we recorded impairment charges of $75 million in Other, net in the Consolidated Statements of Income, related to our equity investments. These equity investments are included in Other Assets in the Consolidated Balance Sheets, do not have readily determinable fair values and were measured using a market approach which utilized Level 3 inputs. We did not have any other significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three months ended December 27, 2025 and December 28, 2024.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	December 27, 2025		September 27, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total debt	$8,232	$8,362	$8,658	$8,830
NOTE 12: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after-tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended
	December 27, 2025			December 28, 2024
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to interest expense	$—	$—	$—	$1	$—	$1
(Gain) loss reclassified to cost of sales	9	(3)	6	11	(3)	8
Unrealized gain (loss)	20	(5)	15	(8)	2	(6)

Investments:
Unrealized gain (loss)	—	—	—	(2)	—	(2)

Currency translation:
Translation adjustment(a)	33	(1)	32	(112)	4	(108)
Translation loss reclassified to cost of sales	—	—	—	3	—	3
Total other comprehensive income (loss)	$62	$(9)	$53	$(107)	$3	$(104)
(a) Before and after tax translation adjustment for the three months ended December 27, 2025 and December 28, 2024 included $5 million and $(7) million of Comprehensive Income (Loss) Attributable to Noncontrolling Interests, respectively.

NOTE 13: SEGMENT REPORTING
We operate in five reportable segments: Beef, Pork, Chicken, Prepared Foods and International. We measure segment profit as segment operating income (loss). Previously, International was a non-reportable segment and was presented within International/Other. Effective in the first quarter of fiscal 2026, International was identified as a reportable segment.
Our President and Chief Executive Officer is the Chief Operating Decision Maker ("CODM") of the Company. Commencing in the first quarter of fiscal 2026, we no longer allocate corporate expenses and amortization to our segments as these items are no longer used by our CODM in assessing the performance of, or in allocating resources to, the segments. The CODM uses segment operating income (loss) as the segment profitability measure to assess performance and allocate resources. Segment operating income (loss) is now defined as Operating Income (Loss) less corporate expenses and amortization to account for the changes to our segment results described above. Corporate expenses are unallocated general and administrative costs, including the costs of corporate functions, that are shared across multiple segments. Amortization includes amortization generated from intangible assets including brands and trademarks, customer relationships, supply arrangements, patents and intellectual property, land use rights and software. Segment operating income (loss) is utilized during our budgeting and forecasting process to assess profitability and to enable decision making regarding strategic initiatives and capital investments across all reportable segments. Our CODM considers variances of actual performance to our annual operating plan and periodic forecasts when making decisions. All prior period amounts have been recast to reflect the new presentation of segment operating income (loss).
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

International
International includes our foreign operations in China, Europe, Malaysia, Mexico, South Korea, Thailand and the Kingdom of Saudi Arabia related to raising and processing live chickens into and purchasing raw materials for fresh, frozen and value-added chicken products as well as the distribution of chicken products and other protein and non-protein food products. Products are marketed to foodservice distributors and retailers and to other international markets.
Intersegment sales transactions, which were at market prices, are included in the segment sales in the tables below. Expenses, amortization, assets and additions to property, plant and equipment, relating to corporate activities, as well as cash and cash equivalents, benefit plans, and certain investments, are not allocated to segments in the tables below.
Information on segments and a reconciliation to income (loss) before income taxes are as follows (in millions):

					Three months ended December 27, 2025
	Beef	Pork	Chicken	Prepared Foods	International	Intersegment	Total
Sales(a)	$5,771	$1,609	$4,212	$2,673	$582	$(534)	$14,313
Segment Cost of Sales	5,982	1,551	3,653	2,228	510	(534)
Segment Selling, General and Administrative	22	7	100	107	26	—
Restructuring and related charges	86	1	9	16	—	—
Legal contingency accruals	—	—	—	—	5	—
Segment Operating Income (Loss)	$(319)	$50	$450	$322	$41	$—	$544

Corporate expenses(b)							(188)
Amortization							(54)
Operating Income (Loss)							$302
Other (Income) Expense:
Interest income							$(13)
Interest expense							104
Other, net							84
Income (Loss) before Income Taxes							$127

	Beef	Pork	Chicken	Prepared Foods	International	Unallocated (Corporate)	Total
Other segment information:
Depreciation	$90	$15	$131	$59	$15	$9	$319
Total Assets	3,621	1,455	11,870	14,617	1,828	2,628	36,019
Additions to property, plant and equipment	28	13	151	46	11	3	252

					Three months ended December 28, 2024
	Beef	Pork	Chicken	Prepared Foods	International	Intersegment	Total
Sales	$5,335	$1,617	$4,065	$2,473	$584	$(451)	$13,623
Segment Cost of Sales	5,305	1,536	3,484	2,064	513	(451)
Segment Selling, General and Administrative	24	8	110	87	25	—
Restructuring and related charges	32	—	11	25	5	—
Segment Operating Income (Loss)	$(26)	$73	$460	$297	$41	$—	$845

Corporate expenses							(201)
Amortization(c)							(64)
Operating Income (Loss)							$580
Other (Income) Expense:
Interest income							$(25)
Interest expense							120
Other, net							7
Income (Loss) before Income Taxes							$478

	Beef	Pork	Chicken	Prepared Foods	International	Unallocated (Corporate)	Total
Other segment information:
Depreciation	$54	$14	$129	$62	$14	$8	$281
Total Assets	3,608	1,523	11,892	14,847	1,774	3,666	37,310
Additions to property, plant and equipment	32	19	143	43	13	21	271
(a) Includes $90 million and $60 million of legal contingency accruals for the Beef and Pork segments, respectively.
(b) Includes $3 million of restructuring and related charges.
(c) Includes $6 million of accelerated amortization related to brand and product line discontinuations.
The following tables further disaggregate our sales to customers by major distribution channels (in millions):

	Three months ended December 27, 2025
	Retail(d)	Foodservice(e)	International(f)	Industrial and Other(g)	Total External Customers	Intersegment	Total
Beef	$2,902	$1,604	$542	$575	$5,623	$148	$5,771
Pork	503	170	357	220	1,250	359	1,609
Chicken	1,767	1,648	267	507	4,189	23	4,212
Prepared Foods	1,587	943	66	73	2,669	4	2,673
International	—	—	582	—	582	—	582
Intersegment	—	—	—	—	—	(534)	(534)
Total	$6,759	$4,365	$1,814	$1,375	$14,313	$—	$14,313

	Three months ended December 28, 2024
	Retail(d)	Foodservice(e)	International(f)	Industrial and Other(g)	Total External Customers	Intersegment	Total
Beef	$2,657	$1,366	$655	$549	$5,227	$108	$5,335
Pork	553	126	331	285	1,295	322	1,617
Chicken	1,658	1,652	269	465	4,044	21	4,065
Prepared Foods	1,472	894	57	50	2,473	—	2,473
International	—	—	584	—	584	—	584
Intersegment	—	—	—	—	—	(451)	(451)
Total	$6,340	$4,038	$1,896	$1,349	$13,623	$—	$13,623
(d) Includes external sales to consumer products and food retailers, such as grocery retailers, warehouse club stores and internet-based retailers.
(e) Includes external sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

(f) Includes external sales to international markets for internationally produced products or export sales of domestically produced products.
(g) Includes external sales to industrial food processing companies that further process our product to sell to end consumers and any remaining sales not included in the Retail, Foodservice or International categories. Additionally, during the three months ended December 27, 2025, Beef and Pork segments included a $90 million and $60 million reduction in Other, respectively, due to the recognition of legal contingency accruals.
NOTE 14: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of grower loans, which are substantially collateralized by the underlying assets. The remaining terms of the underlying obligations cover periods up to 6 years, and the maximum potential amount of future payments as of December 27, 2025, was not significant. The likelihood of material payments under these guarantees is not considered probable. At December 27, 2025 and September 27, 2025, no significant liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum commitment associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum commitment as of December 27, 2025 was approximately $155 million. At December 27, 2025 and September 27, 2025, we did not have significant net receivables outstanding under these programs.
When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. These funds are generally considered restricted cash, which is reported in the Consolidated Condensed Balance Sheets in Other Assets. We had no deposits at December 27, 2025 and September 27, 2025. Additionally, under certain agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At December 27, 2025, the total amount under these types of arrangements totaled $787 million.
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
On February 11, 2025, the Court denied the defendants’ motion to dismiss the allegations brought by the Track Two plaintiffs. On March 7, 2025, the Court lifted the stay of discovery that had applied to the Track Two claims, with fact discovery currently ongoing. The Court entered a case schedule under which the first Track Two trial will begin in September 2027.
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
The legal contingency accrual for claims related to the Broiler Antitrust Civil Litigation matters described above was $64 million at December 27, 2025 and September 27, 2025. During the three months ended December 27, 2025 and December 28, 2024, the Company did not record any contingency accruals for claims related to these matters. Additionally, during the first quarter of fiscal 2025, the Company reduced its total recorded legal contingency accrual by $21 million for amounts it had paid related to these matters. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time. However, if facts and circumstances of the matter or assumptions based on present conditions used to determine our estimated liability were to significantly change, we may be exposed to additional material losses.

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
The Offices of the Attorney General in New Mexico and Alaska have filed complaints against us and certain of our pork subsidiaries, as well as several other pork processing companies and Agri Stats. The complaints are based on allegations similar to those asserted in the Pork Antitrust Civil Litigation and allege violations of state antitrust, unfair trade practice, and unjust enrichment laws based on allegations of conspiracies to exchange information and manipulate the supply of pork. On October 18, 2024, we reached a settlement with the State of Alaska to resolve all claims made against the Company for an immaterial amount. The court approved the settlement on January 7, 2025. On May 9, 2025, the Company reached an agreement in principle with the State of New Mexico to resolve all claims made against the Company for an immaterial amount. The court approved the settlement on August 11, 2025. While the Company believes it has meritorious defenses to the claims that have been made, we believe that this settlement is in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation.
In the third quarter of fiscal 2024, we filed and joined motions for summary judgment. On March 31, 2025, the court denied those summary judgment motions as to the claims against the Company. The Company anticipates multiple trials in this matter in various federal districts, with various classes of plaintiffs as well as opt-out plaintiffs, with the first trial expected to begin in fiscal 2026. While we believe we have valid and meritorious defenses to the claims that have been made in the Pork Antitrust Civil Litigation, we have entered into and are further exploring the possibility of entering into settlements with plaintiff classes and opt-out plaintiffs in the Pork Antitrust Civil Litigation and related matters as a way to avoid the uncertainty, risk, expense and distraction of protracted litigation. On April 11, 2025, the Company reached an agreement in principle with the direct purchase class plaintiffs to settle their claims in this matter for an aggregate of $50 million. On April 28, 2025, the Court granted preliminary approval of this settlement. On September 25, 2025, the Company reached an agreement with the consumer indirect purchaser class to settle their claims in this matter for an aggregate of $85 million. On November 7, 2025, the Court granted preliminary approval of this settlement. On December 31, 2025, the Company executed an agreement with the commercial and institutional indirect plaintiff class to settle their claims in this matter for an aggregate of $48 million. This agreement is subject to court approval.
At December 27, 2025 and September 27, 2025, the legal contingency accrual for claims related to the Pork Antitrust Civil Litigation matter described above was $206 million and $268 million, respectively. During the three months ended December 27, 2025, the Company increased the contingency accrual for claims related to this matter by $60 million and made $122 million of payments. During the three months ended December 28, 2024, the Company did not record any contingency accruals or make any payments for claims related to these matters. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time. However, if facts and circumstances of the matter or assumptions based on present conditions used to determine our estimated liability were to significantly change, we may be exposed to additional material losses.
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

On September 29, 2025, the Company reached an agreement with the consumer indirect purchaser plaintiff class to settle their claims in this matter for an aggregate of $55 million. The Court granted preliminary approval to this settlement on December 10, 2025. On December 12, 2025, the Company reached an agreement in principle with the direct purchaser plaintiff class to settle their claims in this matter for an aggregate of $80 million plus $2.5 million in administrative expenses, subject to court approval. Also on December 12, 2025, the Company reached an agreement in principle with the commercial and institutional indirect plaintiff class to settle their claims in this matter for an aggregate of $47 million, subject to court approval.
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
While we believe we have valid and meritorious defenses to the claims that have been made in the Beef Antitrust Civil Litigation and related matters, we have entered into and continue to explore opportunities to reach settlements if it would be in the best interest of the Company, as doing so could avoid the uncertainty, risk, expense and distraction of protracted litigation.
We have received civil investigative demands (“CIDs”) from the DOJ’s Civil Antitrust Division. The CIDs request information related to the Company’s beef business. We continue to cooperate with the DOJ with respect to the CIDs.
At December 27, 2025 and September 27, 2025, the legal contingency accrual for claims related to the Beef Antitrust Civil Litigation matter described above was $353 million and $318 million, respectively. During the three months ended December 27, 2025, the Company increased the contingency accrual for claims related to this matter by $90 million and made $55 million of payments. During the three months ended December 28, 2024, the Company did not record any contingency accruals or make any payments for claims related to these matters. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time. However, if facts and circumstances of the matter or assumptions based on present conditions used to determine our estimated liability were to significantly change, we may be exposed to additional material losses.
Wage Rate Litigation and Related Matters
Poultry. On August 30, 2019, a putative class of non-supervisory production and maintenance employees at chicken processing plants in the continental United States filed class action complaints against us and certain of our subsidiaries, as well as several other poultry processing companies, in the United States District Court for the District of Maryland. The plaintiffs allege that the defendants directly and through a wage survey and benchmarking service exchanged information regarding labor rates in an effort to depress and fix the rates of wages for non-supervisory production and maintenance workers in violation of federal antitrust laws. Additional lawsuits making similar allegations were consolidated including an amended consolidated complaint containing additional allegations concerning turkey processing plants naming additional defendants. Following mediation, on June 14, 2024, the Company reached an agreement in principle with the putative class plaintiffs to settle all claims in the case for an aggregate amount of $115.5 million. On February 11, 2025, the court entered an order granting preliminary approval of the settlement, and on June 5, 2025, the court entered an order granting final approval of the settlement. While we believe we had valid and meritorious defenses against the allegations, we also believe that the proposed settlement is in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation. During fiscal 2025, settlement payments of the accrued amount were paid as a result of the preliminary court approval. At September 27, 2025, there was no remaining accrual related to the Poultry wage rate litigation matter described above.
In December 2025 and January 2026, three groups comprising in the aggregate of less than 300 individuals who had opted out of the Poultry wage rate litigation class filed complaints against the Company and other Poultry wage rate litigation defendants in the Circuit Courts of Barbour County and Bullock County, Alabama. The complaints repeat the essential factual allegations from the Poultry wage rate litigation but assert solely state-law claims. The Company believes it has valid and meritorious defenses against these allegations, and has not recorded any liability for these complaints as it does not believe a loss is probable, nor does it believe that a range of possible loss, if any, is reasonably estimable at this time.
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

On December 22, 2023, after a mediation between the parties, the Company reached an agreement in principle with the putative class plaintiffs to settle their claims against the Company. While we believe we have valid and meritorious defenses against the allegations, we believe that the proposed settlement is in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation. Under the terms of the settlement, the Company agreed to pay the putative class an aggregate amount of $72.5 million to completely resolve all claims made against the Company in this matter. The court approved the settlement on January 15, 2025, which was paid during the second quarter of fiscal 2025.
Other Matters
Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (“NLRC”) from 1998 through July 1999. The complaint was filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines in 1995 by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In late 2004, a labor arbiter ruled against the respondents and awarded the complainants approximately $59 million in damages and fees. From 2004 through 2014, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. On December 15, 2016, we learned that the NLRC rendered its decision on November 29, 2016, regarding the respondents’ appeals from the labor arbiter’s 2004 ruling in favor of the complainants. The NLRC increased the award for 4,922 of the total 5,984 complainants to approximately $253 million. However, the NLRC approved a prior settlement reached with the group comprising approximately 18% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company agreed to pay each settling complainant approximately $1,155. The parties filed numerous appeals, motions for reconsideration and petitions for review related to the NLRC award and settlement payment. The Court of Appeals of the Philippines subsequently vacated the NLRC’s award on April 12, 2018. Complainants filed motions for reconsideration with the Court of Appeals which were denied. Claimants have since filed petitions for writ of certiorari with the Supreme Court of the Philippines, which have been accepted. The Company continues to maintain an accrual in an immaterial amount for estimated probable losses for this matter in the Company’s Consolidated Financial Statements. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time.
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
The following discussion provides an analysis of the Company’s financial condition, cash flows and results of operations from management’s perspective and should be read in conjunction with the consolidated condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and within the Company’s Annual Report on Form 10-K filed for the fiscal year ended September 27, 2025. Our objective is to also provide discussion of events and uncertainties known to management that are reasonably likely to cause reported financial information not to be indicative of future operating results or of future financial condition and to offer information that provides understanding of our financial condition, cash flows and results of operations.
RESULTS OF OPERATIONS
Segment Changes
We operate in five reportable segments: Beef, Pork, Chicken, Prepared Foods and International. We measure segment profit as segment operating income (loss). Previously, International was a non-reportable segment and was presented within International/Other. Effective in the first quarter of fiscal 2026, International was identified as a reportable segment.
Our President and Chief Executive Officer is the Chief Operating Decision Maker ("CODM") of the Company. Commencing in the first quarter of fiscal 2026, we no longer allocate corporate expenses and amortization to our segments as these items are no longer used by our CODM in assessing the performance of, and allocating resources to, the segments. Segment operating income (loss) is now defined as Operating Income (Loss) less corporate expenses and amortization to account for these changes. Corporate expenses are unallocated general and administrative costs, including the costs of corporate functions, that are shared across multiple segments. Amortization includes amortization generated from intangible assets including brands and trademarks, customer relationships, supply arrangements, patents and intellectual property, land use rights and software. All prior period amounts have been recast to reflect the new presentation of segment operating income (loss).

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
Overview
General
Sales grew 5%, or $690 million in the first quarter of fiscal 2026, driven by increased sales in our Beef, Chicken and Prepared Foods segments, partially offset by decreased sales in our Pork and International segments. Operating income of $302 million for the first quarter of fiscal 2026 was down 48% as compared to the first quarter of fiscal 2025, as we experienced lower segment operating income in our Beef, Pork and Chicken segments, partially offset by higher segment operating income in our Prepared Foods segment and lower corporate expenses and amortization. In the first quarter of fiscal 2026, our operating income was impacted by $115 million of restructuring and related charges and $155 million of legal contingency accruals. In the first quarter of fiscal 2025, our operating income was impacted by $73 million of restructuring and related charges and $6 million in brand and product line discontinuation charges.
Market Environment
According to the United States Department of Agriculture, domestic protein production (beef, pork, chicken and turkey) remained relatively flat in the first quarter of fiscal 2026 as compared to the same period in fiscal 2025. The Beef segment continues to experience limited supply of market-ready cattle as well as increased cattle costs. Additionally, uncertainty exists regarding the timing of the anticipated cattle herd rebuilding. The Pork segment experienced sufficient supply of market-ready hogs and increased hog costs. The Chicken segment experienced reduced feed ingredient costs in the first three months of fiscal 2026. The Prepared Foods segment is currently experiencing increased raw material costs primarily due to higher meat costs. Additionally, the International segment is currently experiencing increased raw material costs.
We are subject to changes in import and export policies, including trade restrictions, new or increased tariffs or quotas, and customs restrictions through our international sales and operations. Our exports account for less than 10% of our business, primarily composed of chicken leg quarters and paws, boxed beef and variety meats of all proteins. As a result of changes in trade policies and tariffs both domestically and internationally, we may experience some sales disruptions and other impacts associated with tariffs. There is uncertainty regarding the impact changes may have on the price and demand of our products in the affected countries, commodity pricing and other general economic conditions, and uncertainty in future changes that may have a material impact.
Margins
Our total operating margin was 2.1% in the first quarter of fiscal 2026. Segment operating margins were as follows:
•Beef – (5.5)%
•Pork – 3.1%
•Chicken – 10.7%
•Prepared Foods – 12.0%
•International – 7.0%
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

Commencing in fiscal 2025, the Company initiated a network optimization plan to optimize our global operations and logistics network. In the first quarter of fiscal 2026, the Company approved additional actions under the network optimization plan, increasing the estimated total pretax charges by $140 million. This increase reflects network changes in the Beef segment, including the closure of a harvesting facility and the transition to a single shift at another, as well as efforts to reduce support costs across all segments and corporate functions. As a result, we now expect to recognize total pretax net charges of $226 million for actions approved through December 27, 2025, which include $148 million of net charges that have resulted or will result in cash outflows and $185 million of non-cash charges, partially offset by $107 million gain recognized from the sale of storage facilities. Additionally, we have received $294 million in proceeds associated with the sale of storage facilities to date, of which, $42 million was received in the first quarter of fiscal 2026. Through the first quarter of fiscal 2026, we have recognized $162 million of the expected total pretax charges and estimate $64 million of charges will be incurred over future periods, including $44 million during the remainder of fiscal 2026. We expect to incur costs related to the network optimization plan over a multi-year period. We expect to incur additional charges in the future as additional actions are approved. For further description refer to Part I, Item I, Notes to the Consolidated Condensed Financial Statements, Note 5: Restructuring and Related Charges.
Summary of Results
Sales

in millions	Three Months Ended
	December 27, 2025	December 28, 2024
Sales	$14,313	$13,623
Change in sales volume	(0.3)%
Change in average sales price	6.5%
Sales growth	5.1%
First quarter – Fiscal 2026 vs Fiscal 2025
•Sales Volume – Volumes were relatively flat, accounting for a $43 million reduction as decreased sales volume in our Beef and International segments was mostly offset by increased sales volume in our Pork, Chicken, and Prepared Foods segments.
•Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $883 million, driven by increased pricing in our Beef, Pork, Prepared Foods and International segments, partially offset by lower average sales prices in our Chicken segment.
•The above changes in average sales price exclude a $150 million reduction of Sales for the recognition of legal contingency accruals recorded in the first quarter of fiscal 2026.
Cost of Sales

in millions	Three Months Ended
	December 27, 2025	December 28, 2024
Cost of sales	$13,505	$12,528
Gross profit	808	1,095
Cost of sales as a percentage of sales	94.4%	92.0%
First quarter – Fiscal 2026 vs Fiscal 2025
•Cost of sales increased $977 million. Lower sales volume decreased cost of sales $40 million while higher input cost per pound increased cost of sales by $1,017 million.
•The $1,017 million impact of higher input cost per pound was impacted by:
•Increase in cattle costs of approximately $850 million in our Beef segment.
•Increase in raw material and other input costs of approximately $110 million in our Prepared Foods segment.
•Increase in hog costs of approximately $50 million in our Pork segment.
•Increase of $34 million related to restructuring and related charges.
•Decrease of approximately $50 million in our Chicken segment related to decreased feed ingredient costs.
•Remaining decrease in costs across all of our segments primarily driven by net impacts on average cost per pound from mix changes.

Selling, General and Administrative

in millions	Three Months Ended
	December 27, 2025	December 28, 2024
Selling, general and administrative expense	$506	$515
As a percentage of sales	3.5%	3.8%
First quarter – Fiscal 2026 vs Fiscal 2025
•Decrease of $9 million in selling, general and administrative was primarily driven by:
•Decrease of $13 million in team member costs.
•Decrease of $8 million in professional fees.
•Decrease of $7 million related to a gain on the sale of a corporate asset.
•Increase of $20 million in marketing, advertising and promotion expenses.
Interest (Income) Expense

in millions	Three Months Ended
	December 27, 2025	December 28, 2024
Interest income	$(13)	$(25)
Interest expense	104	120
First quarter – Fiscal 2026 vs Fiscal 2025
•The decrease in interest income for the three months ended December 27, 2025 was primarily due to average lower cash and cash equivalents held.
•The decrease in interest expense for the three months ended December 27, 2025 was primarily due to lower interest expense related to the repayment of term loans in fiscal 2025.
Other (Income) Expense, net

in millions	Three Months Ended
	December 27, 2025	December 28, 2024
Total other (income) expense, net	$84	$7
First quarter – Fiscal 2026
•Included $75 million of impairment of equity investments and $5 million of joint venture losses in the first quarter of fiscal 2026.
First quarter – Fiscal 2025
•Included $24 million of foreign exchange losses, partially offset by $12 million of joint venture earnings and $7 million of production facilities fire insurance proceeds.
Effective Tax Rate

Three Months Ended
December 27, 2025	December 28, 2024
29.7%	23.5%
First quarter – Fiscal 2026 vs Fiscal 2025
•The effective tax rates for both periods were increased by state taxes and net unfavorable permanent book-to-tax differences, partially offset by various tax benefits. Additionally, the effective tax rate for the first quarter of fiscal 2026 was increased by estimated foreign withholding tax on the repatriation of earnings of foreign subsidiaries, and the effective tax rate for the first quarter of fiscal 2025 was decreased by the release of a $9 million valuation allowance on certain losses in the Netherlands due to newly enacted tax legislation.

Net Income Attributable to Tyson

in millions, except per share data	Three Months Ended
	December 27, 2025	December 28, 2024
Net income attributable to Tyson	$85	$359
Net income attributable to Tyson – per diluted share	0.24	1.01
First quarter – Fiscal 2026 – Net income attributable to Tyson included the following items:
•$155 million pretax, or ($0.33) per diluted share, of legal contingency accruals.
•$117 million pretax, or ($0.25) per diluted share, of restructuring and related charges.
•$73 million pretax, or ($0.15) per diluted share, related to an impairment of equity investments.
First quarter – Fiscal 2025 – Net income attributable to Tyson included the following items:
•$73 million pretax, or ($0.16) per diluted share, of restructuring and related charges.
•$6 million pretax, or ($0.01) per diluted share, of brand and product line discontinuation charges.
•$7 million pretax, or $0.04 per diluted share, of production facilities fire insurance proceeds.
Segment Results
We operate in five segments: Beef, Pork, Chicken, Prepared Foods and International. The following table is a summary of sales and segment operating income (loss), which is how we measure segment profit. Commencing in the first quarter of fiscal 2026, Segment operating income (loss) is defined as Operating Income (Loss) less corporate expenses and amortization to account for these changes. Corporate expenses are unallocated general and administrative costs, including the costs of corporate functions, that are shared across multiple segments. Amortization includes amortization generated from intangible assets including brands and trademarks, customer relationships, supply arrangements, patents and intellectual property, land use rights and software. All prior period amounts have been recast to reflect the new presentation of segment operating income (loss).

in millions	Sales
	Three Months Ended
	December 27, 2025	December 28, 2024
Beef	$5,771	$5,335
Pork	1,609	1,617
Chicken	4,212	4,065
Prepared Foods	2,673	2,473
International	582	584
Intersegment sales	(534)	(451)
Total	$14,313	$13,623

in millions	Segment Operating Income (Loss)
	Three Months Ended
	December 27, 2025	December 28, 2024
Beef	$(319)	$(26)
Pork	50	73
Chicken	450	460
Prepared Foods	322	297
International	41	41
Total	$544	$845
Corporate Expenses	(188)	(201)
Amortization	(54)	(64)
Operating Income (Loss)	$302	$580

Items affecting comparability include restructuring and related charges (including network optimization), plant closures and disposal charges (net of gains), goodwill and intangible impairments, brand and product line discontinuations, facility fire related costs (net of insurance proceeds), and certain non-ordinary course legal, regulatory and other matters. The following table is a summary of the expenses impacting comparability by segment, corporate expenses and amortization (in millions):

	Segment Operating Income (Loss)					Operating Income (Loss)
	Beef	Pork	Chicken	Prepared Foods	Inter- national	Corporate Expenses	Amortiza- tion	Total
First Quarter of Fiscal 2026
Legal contingency accruals	$90	$60	$—	$—	$5	$—	$—	$155
Restructuring and related charges	86	1	9	16	—	3	—	115
First Quarter of Fiscal 2025
Restructuring and related charges	32	—	11	25	5	—	—	73
Brand and product line discontinuations	—	—	—	—	—	—	6	6
Beef Segment Results

in millions	Three Months Ended
	December 27, 2025	December 28, 2024	Change
Sales	$5,771	$5,335	$436
Sales volume change			(7.3)%
Average sales price change			17.2%
Segment operating income (loss)	$(319)	$(26)	$(293)
Segment operating margin	(5.5)%	(0.5)%
First quarter – Fiscal 2026 vs Fiscal 2025
•Sales Volume - Sales volume decreased due to lower head harvested related to reduced cattle availability, partially offset by higher average carcass weights.
•Average Sales Price - Average sales price increased primarily due to increased input costs and strong demand. The change in average sales price excludes a $90 million reduction of Sales from the recognition of a legal contingency accrual recorded in fiscal 2026.
•Segment Operating Income (Loss) - Segment operating loss increased due to compressed Beef margins and increased restructuring and related charges in addition to the recognition in the first quarter of fiscal 2026 of a legal contingency accrual and a $30 million inventory lower of cost or net realizable value adjustment.
Pork Segment Results

in millions	Three Months Ended
	December 27, 2025	December 28, 2024	Change
Sales	$1,609	$1,617	$(8)
Sales volume change			1.6%
Average sales price change			1.6%
Segment operating income	$50	$73	$(23)
Segment operating margin	3.1%	4.5%
First quarter – Fiscal 2026 vs Fiscal 2025
•Sales Volume - Sales volume increased due to higher head harvested and higher average carcass weights.
•Average Sales Price - Average sales price increased due to higher input costs and strong demand for our pork products. The change in average sales price excludes a $60 million reduction of Sales from the recognition of a legal contingency accrual recorded in fiscal 2026.
•Segment Operating Income - Segment operating income decreased in the first quarter of fiscal 2026 as the recognition of a legal contingency accrual, which was partially offset by $35 million of net derivative gains, more than offset the improved performance.

Chicken Segment Results

in millions	Three Months Ended
	December 27, 2025	December 28, 2024	Change
Sales	$4,212	$4,065	$147
Sales volume change			3.7%
Average sales price change			(0.1)%
Segment operating income	$450	$460	$(10)
Segment operating margin	10.7%	11.3%
First quarter – Fiscal 2026 vs Fiscal 2025
•Sales Volume - Sales volume increased primarily due to increased domestic production and reduced inventory levels.
•Average Sales Price - Average sales price remained relatively flat as the impact of pricing was mostly offset by mix.
•Segment Operating Income - Segment operating income decreased primarily due to lower pricing, partially offset by increased sales volumes and lower feed ingredient costs.
Prepared Foods Segment Results

in millions	Three Months Ended
	December 27, 2025	December 28, 2024	Change
Sales	$2,673	$2,473	$200
Sales volume change			0.2%
Average sales price change			7.9%
Segment operating income	$322	$297	$25
Segment operating margin	12.0%	12.0%
First quarter – Fiscal 2026 vs Fiscal 2025
•Sales Volume – Sales volume was a slight increase driven by growth in retail.
•Average Sales Price – Average sales price increased due to the pass through of increased raw material costs and sales channel mix.
•Segment Operating Income – Segment operating income increased primarily due to higher average sales price and improved operational execution, partially offset by increased raw material costs and increased marketing, advertising and promotional spend. The first quarter of fiscal 2026 segment operating income also benefited from reduced restructuring and related costs as compared to the first quarter of fiscal 2025.
International Segment Results

in millions	Three Months Ended
	December 27, 2025	December 28, 2024	Change
Sales	$582	$584	$(2)
Sales Volume Change			(0.8)%
Average Sales Price Change			0.5%
Segment operating income	$41	$41	$—
Segment operating margin	7.0%	7.0%
First quarter – Fiscal 2026 vs Fiscal 2025
•Sales – Sales were relatively flat as the slight decrease in sales volumes was offset by average sales price.
•Segment Operating Income – Segment operating income remained flat primarily due to improved performance offset by increased costs. Segment operating income also benefited from lapping restructuring and related costs in fiscal 2025, offset by the recognition of a legal contingency accrual in fiscal 2026.

Corporate Expenses and Amortization

in millions	Three Months Ended
	December 27, 2025	December 28, 2024	Change
Corporate Expenses	$(188)	$(201)	$13
Amortization	(54)	(64)	10
First quarter – Fiscal 2026 vs Fiscal 2025
•Corporate Expenses – Corporate expenses decreased primarily due to $13 million of lower team member costs and a $7 million gain on the sale of a corporate asset, partially offset by higher technology expenses.
•Amortization - Amortization decreased primarily due to the lapping of $6 million of accelerated amortization related to brand and product line discontinuation charges in the first quarter of fiscal 2025.

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
Cash Flows from Operating Activities

in millions	Three Months Ended
	December 27, 2025	December 28, 2024
Net income	$90	$366
Non-cash items in net income	539	424
Net changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	97	88
(Increase) decrease in inventories	181	57
Increase (decrease) in accounts payable	206	161
Increase (decrease) in income taxes payable/receivable	24	100
Net changes in other operating assets and liabilities	(195)	(165)
Net cash provided by operating activities	$942	$1,031
•Non-cash items in net income primarily included depreciation and amortization of $376 million and $348 million for the three months ended December 27, 2025 and December 28, 2024, respectively, and impairment of equity investments of $75 million for the three months ended December 27, 2025.
•Cash provided by operating activities for the first three months of fiscal 2026 was $942 million, a decrease of $89 million compared to the first three months of fiscal 2025, as the $161 million of lower earnings, net of non-cash items, was partially offset by a $72 million increase in cash provided by the net changes in operating assets and liabilities which was primarily impacted by:
•An increase of $124 million due to a decrease in inventory of $181 million in the first three months of fiscal 2026, compared to a decrease of $57 million in the first three months of fiscal 2025, primarily due to lower volume of livestock and decreased average cost of inventory.

Cash Flows from Investing Activities

in millions	Three Months Ended
	December 27, 2025	December 28, 2024
Additions to property, plant and equipment	$(252)	$(271)
Proceeds from sale of (purchases of) marketable securities, net	(1)	1
Proceeds from sale of storage facilities	42	—
Other, net	28	37
Net cash used for investing activities	$(183)	$(233)
•Additions to property, plant and equipment included spending for production growth, safety, animal well-being, new equipment, infrastructure replacements and upgrades to maintain competitive standing and position us for future opportunities.
•We expect capital expenditures of $0.7 billion to $1.0 billion in fiscal 2026. Capital expenditures include investments in profit improvement projects as well as projects for maintenance and repair.
•Proceeds from sale of storage facilities for the three months ended December 27, 2025 related to the sale of a Tyson-owned and operated cold storage facility.
Cash Flows from Financing Activities

in millions	Three Months Ended
	December 27, 2025	December 28, 2024
Proceeds from issuance of debt	$23	$22
Payments on debt	(509)	(42)
Purchases of Tyson Class A common stock	(47)	(15)
Dividends	(177)	(175)
Stock options exercised	6	15
Other, net	(14)	—
Net cash used for financing activities	$(718)	$(195)
•Payments on debt during the three months ended December 27, 2025 included a $440 million payment on the remaining balance of our term loan due May 2028 using cash on hand.
•Dividends paid during the three months ended December 27, 2025 reflected a 2% increase to our fiscal 2025 quarterly dividend rate.
Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available at December 27, 2025
Cash and cash equivalents					$1,278
Short-term investments					—
Revolving credit facility	April 2030	$2,500	$—	$—	2,500
Revolving term loan credit facility	December 2028	750	—	—	750
Commercial paper					—
Total liquidity					$4,528
•Liquidity includes cash and cash equivalents, short-term investments, availability under our revolving credit facility and availability under our revolving term loan credit facility, less the outstanding commercial paper balance.
•At December 27, 2025, we had current debt of $909 million, which we intend to pay with our existing cash balance, cash generated from our operating activities and other existing or new liquidity sources.
•The revolving credit facility supports our short-term funding needs and also serves to backstop our commercial paper program. We had no borrowings under the revolving credit facility during the three months ended December 27, 2025.

•In the first quarter of fiscal 2026, we entered into a $750 million revolving term loan credit facility. The facility will mature and commitment thereunder will terminate in December 2028. The Company may make an election to convert all or part of the outstanding borrowings into one or more term loans that will mature up to seven years after the facility's maturity date. Interest on borrowings under the facility are based either on term or daily simple secured overnight financing rates, with an applicable spread, or an alternative base rate with an applicable spread. The facility contained covenants and other terms that are generally consistent with those of our revolving credit facility. We had no borrowings under the revolving term loan facility during the three months ended December 27, 2025.
•We expect net interest expense to approximate $370 million for fiscal 2026.
•Our ratio of short-term assets to short-term liabilities ("current ratio") was 1.5 to 1 at December 27, 2025 and 1.6 to 1 at September 27, 2025. The decrease in fiscal 2026 is primarily due to lower inventories.
•At December 27, 2025, $654 million of our cash was held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. We manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. We intend to repatriate excess cash (net of applicable withholding taxes) not subject to regulatory requirements and to indefinitely reinvest outside of the United States the remainder of cash held by foreign subsidiaries. We do not expect the regulatory restrictions or taxes on repatriation to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.
Capital Resources
Credit and Term Loan Facilities
Cash flows from operating activities and cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $2.5 billion, to provide additional liquidity for working capital needs and to backstop our commercial paper program. Additionally, we have a revolving term loan credit facility, with committed capacity of $750 million, to also provide additional liquidity.
At December 27, 2025, amounts available for borrowing under our revolving credit and term loan facilities totaled $3.3 billion. Our revolving credit facility is funded by a syndicate of 17 banks, with commitments ranging from $50 million to $225 million per bank.
Commercial Paper Program
Our commercial paper program provides a low-cost source of borrowing to fund general corporate purposes including working capital requirements. The maximum borrowing capacity under the commercial paper program is $1.75 billion. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. As of December 27, 2025, we had no commercial paper outstanding under this program. Our ability to access commercial paper in the future may be limited or its costs increased.
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

Revolving Term Loan Credit Facility
The below table outlines the commitment fee on any unused borrowing capacity and the borrowing spread on the outstanding principal balance of our revolving term loan credit facility that corresponds to the applicable ratings levels from S&P and Moody’s and designated Tranche. Borrowings under the revolving term loan are separated into Tranche A, B, C or D with options to convert all or part of the outstanding borrowings into term loans that will mature one, three, five or seven years, respectively, after the facility's maturity date.

Ratings Level (Moody’s/S&P)	Commitment Fee	Tranche A and B Borrowing Spread	Tranche C Borrowing Spread	Tranche D Borrowing Spread
Baal/BBB+ or above	0.100%	1.500%	1.575%	1.725%
Baa2/BBB (current level)	0.110%	1.600%	1.700%	1.850%
Baa3/BBB-	0.150%	1.725%	1.825%	1.975%
Bal/BB+ or lower	0.200%	1.975%	2.075%	2.225%
In the event the rating levels fall within different levels, the applicable rate will be based upon the higher of the two Levels or, if there is more than a one-notch split between the two Levels, then the Applicable Rate will be based upon the Level that is one Level below the higher Level.
Debt Covenants
Our revolving credit facility and term loan credit facility contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; make acquisitions and investments; dispose of or transfer assets; change the nature of our business; engage in certain transactions with affiliates; and enter into hedging transactions, in each case, subject to certain qualifications and exceptions. In addition, we are required to maintain a minimum interest expense coverage ratio.
Our senior notes also contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens; engage in certain sale/leaseback transactions; and engage in certain consolidations, mergers and sales of assets.
We were in compliance with all debt covenants at December 27, 2025, and we expect that we will maintain compliance.
RECENTLY ISSUED/ADOPTED ACCOUNTING PRONOUNCEMENTS
Refer to the discussion of recently issued/adopted accounting pronouncements under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies.
CRITICAL ACCOUNTING ESTIMATES
We consider accounting policies related to: contingent liabilities; revenue recognition; accrued self-insurance; defined benefit pension plans; impairment of long-lived assets and definite life intangibles; impairment of goodwill and indefinite life intangible assets; business combinations; and income taxes to be critical accounting estimates. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 27, 2025. Refer to Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies, for updates to our significant accounting policies during the three months ended December 27, 2025. These critical accounting policies require us to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes.
As further described in the impairment of goodwill and indefinite life intangible assets critical accounting estimate included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2025, we assess goodwill and indefinite life assets for impairment at least annually as of the first day of the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our qualitative assessment for the first quarter of fiscal 2026 did not indicate that it was more likely than not the fair value of any of our reporting units or indefinite life intangible assets was less than the carrying amount, and as such, no quantitative test was deemed necessary. We consider reporting units and indefinite lived intangible assets that have 20% or less excess fair value over carrying amount to have a heightened risk of impairment. One of our International reporting units, which had goodwill of $0.2 billion at December 27, 2025, was considered at heightened risk of impairment as of the date of the most recent estimated fair value determination which was in the fourth quarter of fiscal 2025. All of our other remaining reporting units and all our indefinite life intangible assets' estimated fair values exceeded their carrying values by more than 20% as of their most recent assessments.

We continuously evaluate the changing macro-economic conditions including inflationary pressures, rising interest rates, demand outlook and export markets as well as the Company's market capitalization. The estimated fair value of our reporting unit designated to have a heightened risk of impairment remains highly sensitive to future discount rate increases, changing macro-economic conditions and achievement of projected long-term operating margins. As of the latest fair value assessment in the fourth quarter of fiscal 2025, we estimated discount rates utilized in the discounted cash flow method would have to increase by more than approximately 125 basis points, with all other assumptions unchanged, before the carrying value of the International reporting unit at heightened risk of impairment would exceed its fair value. Although our remaining reporting units and all indefinite life intangible assets had more than 20% excess fair value over their carrying amounts as of the date of the most recent estimated fair value determination, they are also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future.
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
Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) the effectiveness of financial excellence programs or operational optimization plans; (ii) access to, and inputs from, foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (iii) global pandemics have had, and may in the future have, an adverse impact on our business and operations; (iv) cyber attacks, other cyber incidents, security breaches or other disruptions of our information technology systems; (v) risks associated with our failure to consummate favorable acquisition transactions or integrate certain acquisitions’ operations; (vi) the Tyson Limited Partnership’s ability to exercise significant control over the Company; (vii) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (viii) market conditions for finished products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (ix) outbreak of a livestock disease (such as African swine fever (ASF), avian influenza (AI), New World screwworm or bovine spongiform encephalopathy (BSE)), which could have an adverse effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to conduct our operations; (x) changes in consumer preference and diets and our ability to identify and react to consumer trends; (xi) effectiveness of advertising and marketing programs; (xii) significant marketing plan changes by large customers or loss of one or more large customers; (xiii) our ability to leverage brand value propositions; (xiv) changes in availability and relative costs of labor and contract farmers and our ability to maintain good relationships with team members, labor unions, contract farmers and independent producers providing us livestock; (xv) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (xvi) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws; (xvii) the effect of climate change and any legal or regulatory response thereto; (xviii) adverse results from litigation; (xix) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xx) impairment in the carrying value of our goodwill or indefinite life intangible assets; (xxi) our participation in a multiemployer pension plan; (xxii) volatility in capital markets or interest rates; (xxiii) risks associated with our commodity purchasing activities; (xxiv) the effect of, or changes in, general economic conditions; (xxv) impacts on our operations caused by factors and forces beyond our control, such as natural disasters, fire, bioterrorism, pandemics, armed conflicts or extreme weather; (xxvi) failure to maximize or assert our intellectual property rights; (xxvii) effects related to changes in tax rates, valuation of deferred tax assets and liabilities, or tax laws and their interpretation; and (xxviii) those factors discussed within Item 1, Item 1A and Item 7 of our Annual Report on Form 10-K for the year ended September 27, 2025 and our other periodic filings with the SEC.
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
Commodities Risk
We purchase certain commodities, such as grains and livestock, during normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily forwards and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. We generally do not hedge anticipated transactions beyond 18 months. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of December 27, 2025, and September 27, 2025, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted forward and option prices. The market risk exposure analysis included both derivatives designated as hedge instruments and derivatives not designated as hedge instruments.

Effect of 10% change in fair value		in millions
	December 27, 2025	September 27, 2025
Livestock:
Live Cattle	$37	$18
Lean Hogs	25	46
Grain:
Corn	36	19
Soybean Meal	28	23
Interest Rate Risk
At December 27, 2025, we had variable rate debt of $44 million with a weighted average interest rate of 4.8%. A hypothetical 10% increase in interest rates effective at December 27, 2025 would increase annualized interest expense by less than $1 million.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At December 27, 2025, we had fixed-rate debt of $8,318 million with a weighted average interest rate of 4.8%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% change in interest rates would have changed the fair value of our fixed-rate debt by approximately $227 million at December 27, 2025 and $231 million at September 27, 2025. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
We are subject to interest rate risk associated with our pension and post-retirement benefit obligations. Changes in interest rates impact the liabilities associated with these benefit plans as well as the amount of income or expense recognized for these plans. Declines in the value of the plan assets could diminish the funded status of the pension plans and potentially increase the requirements to make cash contributions to these plans. See Part II, Item 8, Notes to Consolidated Financial Statements, Note 15: Pensions and Other Postretirement Benefits in our Annual Report on Form 10-K for the fiscal year ended September 27, 2025, for additional information.
Foreign Currency Risk
We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Malaysian ringgit, the Mexican peso, and the Thai baht. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates related to the foreign exchange forward and option contracts would have had a $14 million and $21 million impact on pretax income at December 27, 2025, and September 27, 2025, respectively.
Concentration of Credit Risk
Refer to our market risk disclosures set forth in our Annual Report filed on Form 10-K for the fiscal year ended September 27, 2025, for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)). Based on that evaluation, the CEO and CFO have concluded that, as of December 27, 2025, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the quarter ended December 27, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.Legal Proceedings
Refer to the description of the Broiler Antitrust Civil Litigation, the Pork Antitrust Litigation, the Beef Antitrust Litigation and the Wage Rate Litigation under the heading “Commitments and Contingencies” in Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 14: Commitments and Contingencies, which discussion is incorporated herein by reference. Other than as set forth below and in our Annual Report on Form 10-K for the fiscal year ended September 27, 2025, there are no additional updates to the legal proceedings involving the Company and/or its subsidiaries.
On June 19, 2005, the Attorney General and the Secretary of the Environment of the State of Oklahoma filed a complaint in the United States District Court for the Northern District of Oklahoma against Tyson Foods, Inc., three subsidiaries, six other poultry integrator entities, and one table egg company. The complaint, which was subsequently amended, asserts a number of state and federal causes of action including, but not limited to, counts under the Comprehensive Environmental Response, Compensation, and Liability Act, Resource Conservation and Recovery Act, and state-law public nuisance theories. Oklahoma alleges that the defendants and certain contract growers who were not joined in the lawsuit polluted the surface waters, groundwater and associated drinking water supplies of the Illinois River Watershed through the land application of poultry litter. Oklahoma’s claims were narrowed through various rulings issued before and during trial and its claims for natural resource damages were dismissed by the district court in a ruling issued on July 22, 2009, which was subsequently affirmed on appeal by the Tenth Circuit Court of Appeals. A non-jury trial of the remaining claims including Oklahoma’s request for injunctive relief began on September 24, 2009. Closing arguments were held on February 11, 2010. On January 18, 2023, the district court entered Findings of Fact and Conclusions of Law in favor of the State of Oklahoma and directed the parties to confer in an attempt to reach an agreement on appropriate remedies. On June 12, 2023, the court ordered the parties to mediation. The parties attended an in-person mediation on October 12, 2023, but were unable to reach a resolution. Defendants subsequently filed a post-trial motion to dismiss, which the court denied on June 26, 2024. The district court convened an evidentiary hearing which concluded on December 17, 2024. The parties completed post-hearing briefing thereafter. On June 17, 2025, the district court entered an opinion and order concluding that conditions in the Illinois River Watershed had not changed materially since the original trial in 2009 and 2010. The following day, the court entered an order setting a schedule for the parties to make written submissions concerning the terms of the final judgment the court should enter. Those submissions were completed August 11, 2025, and the district court entered a judgment on December 19, 2025, imposing civil penalties on certain defendants, including a civil penalty of approximately $0.2 million on the Company and its subsidiaries. The district court also ordered other remedies, including the appointment of a special master for the development and oversight of a remediation plan, to be funded by an initial payment of $10 million from the defendants. The Company has appealed the judgment to the United States Court of Appeals for the Tenth Circuit and has moved for a stay of the judgment pending appeal.
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
Item 1A.Risk Factors
Our business is subject to a variety of risks and uncertainties. These risks are described in this Quarterly Report on Form 10-Q and elsewhere in our other filings with the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 27, 2025. The risks identified in such reports have not changed in any material respect.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the three months ended December 27, 2025.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 28, 2025 - October 25, 2025	—	$—	—	47,197,199
October 26, 2025 - November 29, 2025	348,886	54.16	84,962	47,112,237
November 30, 2025 - December 27, 2025	494,818	57.73	487,187	46,625,050
Total	843,704	$56.25	572,149	46,625,050
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
(2)We purchased 271,555 shares during the period that were not made pursuant to our previously announced stock repurchase program but were purchased to fund certain Company obligations under our equity compensation plans.
(3)We purchased 572,149 shares during the three months ended December 27, 2025 pursuant to our previously announced stock repurchase program.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not Applicable.
Item 5.Other Information
Director and Officer Trading Arrangements
None of the Company's directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's quarter ended December 27, 2025.
Item 6.Exhibits
The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibit No.		Exhibit Description

10.1	* **
Form of Restricted Stock Units (3-year graded vesting)– Stock Incentive Award Agreement, effective November 25, 2025, pursuant to which restricted stock unit awards are granted under the Tyson Foods, Inc. Stock Incentive Plan.

10.2	* **
Form of Restricted Stock Units (Non-US) – Stock Incentive Award Agreement, effective November 25, 2025, pursuant to which restricted stock unit awards are granted under the Tyson Foods, Inc. Stock Incentive Plan.

10.3	* **
Form of Performance Shares (Operating Income) – Stock Incentive Award Agreement, effective November 25, 2025, pursuant to which performance share awards are granted under the Tyson Foods, Inc. Stock Incentive Plan.

10.4	* **
Form of Performance Shares (rTSR) – Stock Incentive Award Agreement, effective November 25, 2025, pursuant to which performance share awards are granted under the Tyson Foods, Inc. Stock Incentive Plan.

10.5	* **
Form of Restricted Stock Units (Retention 2-year) – Stock Incentive Award Agreement, effective November 25, 2025, pursuant to which restricted stock unit awards are granted under the Tyson Foods, Inc. Stock Incentive Plan.

10.6	* **
Form of Restricted Stock Units (Retention 3-year) – Stock Incentive Award Agreement, effective November 25, 2025, pursuant to which restricted stock unit awards are granted under the Tyson Foods, Inc. Stock Incentive Plan.

10.7	* **
Form of Restricted Stock Units (Retention 2-year graded vesting) – Stock Incentive Award Agreement, effective November 25, 2025, pursuant to which restricted stock unit awards are granted under the Tyson Foods, Inc. Stock Incentive Plan.

10.8	* **
Form of Restricted Stock Units (Retention 3-year graded vesting) – Stock Incentive Award Agreement, effective November 25, 2025, pursuant to which restricted stock unit awards are granted under the Tyson Foods, Inc. Stock Incentive Plan.

10.9	* **
Form of Restricted Stock Units (2-year graded vesting) – Stock Incentive Award Agreement, effective November 25, 2025, pursuant to which restricted stock unit awards are granted under the Tyson Foods, Inc. Stock Incentive Plan.

10.10	* **
Form of Restricted Stock Units (3-year cliff vesting) – Stock Incentive Award Agreement, effective November 25, 2025, pursuant to which restricted stock unit awards are granted under the Tyson Foods, Inc. Stock Incentive Plan.

10.11	* **
Form of Deferred Restricted Stock Units (Non-employee) – Stock Incentive Award Agreement, effective November 25, 2025, pursuant to which deferred restricted stock units are granted under the Tyson Foods, Inc. Stock Incentive Plan.

10.12	* **	Retention Agreement, dated October 7, 2024, between the Company and Adam Deckinger.

10.13
Loan Agreement, dated December 12, 2025, among Tyson Foods, Inc., the lenders party thereto and CoBank, ACB as administrative agent, sole lead arranger and sole bookrunner (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 15, 2025, and incorporated herein by reference).

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

101
The following information from our Quarterly Report on Form 10-Q for the quarter ended December 27, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Shareholders' Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104		Cover Page Interactive Data File formatted in iXBRL.

	*	Indicates a management contract or compensatory plan or arrangement.
	**	Filed herewith
	***	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: February 2, 2026	/s/ Curt T. Calaway
Curt T. Calaway
Chief Financial Officer

Date: February 2, 2026	/s/ Lori J. Bondar
Lori J. Bondar
Senior Vice President and Chief Accounting Officer