Form 10-Q
period 2026-03-28
TYSON FOODS, INC.
filed 2026-05-04
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 28, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 28, 2026.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	282,120,397
Class B Common Stock, $0.10 Par Value (Class B stock)	70,009,005
Class B stock is not listed for trading on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis.
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Sales	$13,653	$13,074	$27,966	$26,697
Cost of Sales	12,691	12,474	26,196	25,002
Gross Profit	962	600	1,770	1,695
Selling, General and Administrative	527	500	1,033	1,015
Operating Income	435	100	737	680
Other (Income) Expense:
Interest income	(8)	(17)	(21)	(42)
Interest expense	97	110	201	230
Other, net	(13)	(23)	71	(16)
Total Other (Income) Expense	76	70	251	172
Income before Income Taxes	359	30	486	508
Income Tax Expense	95	16	132	128
Net Income	264	14	354	380
Less: Net Income Attributable to Noncontrolling Interests	4	7	9	14
Net Income Attributable to Tyson	$260	$7	$345	$366
Net Income Per Share Attributable to Tyson:
Class A Basic	$0.75	$0.02	$1.00	$1.05
Class B Basic	$0.68	$0.01	$0.90	$0.94
Diluted	$0.73	$0.02	$0.97	$1.03
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Net Income	$264	$14	$354	$380
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	5	1	26	4
Investments	(1)	1	(1)	(1)
Currency translation	(18)	26	14	(79)
Total Other Comprehensive Income (Loss), Net of Taxes	(14)	28	39	(76)
Comprehensive Income	250	42	393	304
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	(1)	7	9	7
Comprehensive Income Attributable to Tyson	$251	$35	$384	$297
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	March 28, 2026	September 27, 2025
Assets
Current Assets:
Cash and cash equivalents	$500	$1,229
Accounts receivable, net	2,399	2,524
Inventories	5,478	5,681
Other current assets	497	482
Total Current Assets	8,874	9,916
Net Property, Plant and Equipment	8,917	9,204
Goodwill	9,472	9,469
Intangible Assets, net	5,526	5,624
Other Assets	2,376	2,445
Total Assets	$35,165	$36,658

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$141	$909
Accounts payable	2,467	2,601
Other current liabilities	2,240	2,879
Total Current Liabilities	4,848	6,389
Long-Term Debt	7,942	7,921
Deferred Income Taxes	2,216	2,195
Other Liabilities	1,958	1,926
Commitments and Contingencies (Note 14)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 378 million shares	38	38
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,726	4,686
Retained earnings	18,637	18,647
Accumulated other comprehensive income (loss)	(152)	(191)
Treasury stock, at cost – 95 million shares at March 28, 2026 and September 27, 2025	(5,158)	(5,102)
Total Tyson Shareholders’ Equity	18,098	18,085
Noncontrolling Interests	103	142
Total Shareholders’ Equity	18,201	18,227
Total Liabilities and Shareholders’ Equity	$35,165	$36,658
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended				Six Months Ended
	March 28, 2026		March 29, 2025		March 28, 2026		March 29, 2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance at beginning and end of period	378	$38	378	$38	378	$38	378	$38

Class B Common Stock:
Balance at beginning and end of period	70	7	70	7	70	7	70	7

Capital in Excess of Par Value:
Balance at beginning of period		4,693		4,610		4,686		4,597
Stock-based compensation and other		33		34		40		47
Balance at end of period		4,726		4,644		4,726		4,644

Retained Earnings:
Balance at beginning of period		18,553		19,054		18,647		18,873
Net Income Attributable to Tyson		260		7		345		366
Dividends		(176)		(175)		(355)		(353)
Balance at end of period		18,637		18,886		18,637		18,886

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of period		(143)		(281)		(191)		(184)
Other comprehensive income (loss) attributable to Tyson		(9)		28		39		(69)
Balance at end of period		(152)		(253)		(152)		(253)

Treasury Stock:
Balance at beginning of period	95	(5,125)	91	(4,925)	95	(5,102)	92	(4,941)
Purchase of Class A common stock	1	(45)	—	(1)	2	(92)	—	(16)
Stock-based compensation	(1)	12	—	4	(2)	36	(1)	35
Balance at end of period	95	(5,158)	91	(4,922)	95	(5,158)	91	(4,922)

Total Shareholders’ Equity Attributable to Tyson		$18,098		$18,400		$18,098		$18,400

Equity Attributable to Noncontrolling Interests:
Balance at beginning of period		$140		$124		$142		$124
Net income attributable to noncontrolling interests		4		7		9		14
Distributions to noncontrolling interest		(36)		—		(48)		—
Currency translation and other		(5)		—		—		(7)
Total Equity Attributable to Noncontrolling Interests		$103		$131		$103		$131

Total Shareholders’ Equity		$18,201		$18,531		$18,201		$18,531
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	March 28, 2026	March 29, 2025
Cash Flows From Operating Activities:
Net income	$354	$380
Depreciation and amortization	726	700
Deferred income taxes	12	(41)
Other, net	193	146
Net changes in operating assets and liabilities	(456)	(339)
Cash Provided by Operating Activities	829	846
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(397)	(464)
Purchases of marketable securities	(36)	(33)
Proceeds from sale of marketable securities	35	30
Proceeds from sale of storage facilities	44	—
Acquisition of equity investments	—	(2)
Other, net	55	55
Cash Used for Investing Activities	(299)	(414)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	534	31
Payments on debt	(1,346)	(816)
Proceeds from issuance of commercial paper	945	—
Repayments of commercial paper	(915)	—
Purchases of Tyson Class A common stock	(92)	(16)
Dividends	(353)	(349)
Stock options exercised	15	19
Other, net	(55)	(1)
Cash Used for Financing Activities	(1,267)	(1,132)
Effect of Exchange Rate Changes on Cash	8	(25)
Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	(729)	(725)
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	1,229	1,717
Cash and Cash Equivalents and Restricted Cash at End of Period	500	992
Less: Restricted Cash at End of Period	—	—
Cash and Cash Equivalents at End of Period	$500	$992
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
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature necessary to state fairly our financial position as of March 28, 2026 and the results of operations for the three and six months ended March 28, 2026 and March 29, 2025. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
Our qualitative assessments for the first and second quarters of fiscal 2026 did not indicate that it was more likely than not the fair value of any of our reporting units or indefinite life intangible assets was less than the carrying amount, and as such, no quantitative test was deemed necessary. We consider reporting units and indefinite life intangible assets that have 20% or less excess fair value over carrying amount to have a heightened risk of impairment. One of our International reporting units, which had goodwill of $0.2 billion at March 28, 2026, was considered at heightened risk of impairment as of the date of the most recent estimated fair value determination which was in the fourth quarter of fiscal 2025. All of our other remaining reporting units and all our indefinite life intangible assets' estimated fair values exceeded their carrying values by more than 20% as of their most recent assessments. Although the remaining reporting units and indefinite life intangible assets had more than 20% excess fair value over carrying value as of the date of the most recent estimated fair value determination, they remain susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future.
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
In December 2023, the FASB issued authoritative guidance to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is effective for annual reporting periods beginning after December 15, 2024, our fiscal 2026, and should be applied on a prospective basis with the option to apply retrospectively. We will include the required disclosures when it becomes effective in our fiscal 2026 annual reporting, on a prospective basis. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
NOTE 2: INVENTORIES
Processed products, livestock and supplies and other are valued at the lower of cost or net realizable value. Cost includes purchased raw materials, live purchase costs, livestock growout costs (primarily feed, livestock grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories. At March 28, 2026, the cost of inventories was determined by either the first-in, first-out method or the weighted-average method, which is consistent with the methods used at September 27, 2025. Inventories are presented net of lower of cost or net realizable value adjustments of $146 million and $138 million as of March 28, 2026 and September 27, 2025, respectively.
The following table reflects the major components of inventory (in millions):

	March 28, 2026	September 27, 2025
Processed products	$2,891	$3,086
Livestock	1,728	1,729
Supplies and other	859	866
Total inventory	$5,478	$5,681

NOTE 3: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	March 28, 2026	September 27, 2025
Land	$210	$209
Buildings and leasehold improvements	7,103	7,079
Machinery and equipment	12,140	12,015
Land improvements and other	576	575
Buildings and equipment under construction	397	509
	20,426	20,387
Less accumulated depreciation	11,509	11,183
Net Property, Plant and Equipment	$8,917	$9,204
NOTE 4: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	March 28, 2026	September 27, 2025
Accrued salaries, wages and benefits	$677	$909
Taxes payable	142	193
Accrued current legal contingencies	507	712
Other	914	1,065
Total other current liabilities	$2,240	$2,879
NOTE 5: RESTRUCTURING AND RELATED CHARGES
Network Optimization Plan
In the first quarter of fiscal 2025, the Company initiated a network optimization plan to optimize our global operations and logistics network. We are reporting on actions approved through the end of the second quarter of fiscal 2026 as we are currently unable to make an estimate of the cost of the entire network optimization plan.
In the second quarter and first half of fiscal 2026, the Company increased the estimated pretax charges by $38 million and $178 million, respectively, for additional actions approved to date under the network optimization plan. In the first quarter of fiscal 2026, the increase in estimated total pretax charges reflects network changes in the Beef segment, including the closure of a harvesting facility and the transition of another to a single shift, as well as efforts to reduce support costs across all segments and corporate functions. The increase in the second quarter primarily reflects the closure of a production facility in the Prepared Foods segment.
As a result, we now expect to recognize total pretax net charges of $264 million for actions approved through March 28, 2026, which include $179 million of net charges that have resulted or will result in cash outflows and $192 million of non-cash charges, partially offset by a $107 million gain recognized from the sale of storage facilities. Additionally, we have received $296 million in proceeds associated with the sale of storage facilities to date. Through the second quarter of fiscal 2026, we have recognized $208 million of the expected total pretax charges and estimate $56 million of charges will be incurred over future periods, including $35 million during the remainder of fiscal 2026. We expect to incur costs related to the network optimization plan over a multi-year period and anticipate additional charges in the future as further actions are approved.
We recognized net charges of $46 million and $163 million related to the network optimization plan in the second quarter and first six months of fiscal 2026, respectively. The charges primarily included accelerated depreciation and asset write-offs related to the Beef segment network changes approved in the first quarter of fiscal 2026, severance and related costs and contract and lease termination costs. These charges included $77 million that have resulted or will result in cash outflows and $86 million of non-cash. In the second quarter and first six months of fiscal 2025, we recognized net charges of $43 million and $116 million, respectively, which primarily included the closure of two facilities in the Prepared Foods segment, a non-harvesting facility closure in the Beef segment and asset write-offs in the Chicken and International segments. These charges included $47 million that have resulted or will result in cash outflows and $69 million of non-cash.

The following table reflects pretax (income) expense related to the network optimization plan in the six months of fiscal 2026 (in millions):

	Beef	Pork	Chicken	Prepared Foods	International	Corporate Expenses	Total
Cost of Sales:
Severance and related costs	$18	$—	$5	$10	$—	$—	$33
Accelerated depreciation	90	—	—	—	—	—	90
Asset write-offs (gain on sale)	13	—	—	(1)	(1)	—	11
Contract and lease terminations	2	—	4	7	—	—	13
Total Cost of Sales	$123	$—	$9	$16	$(1)	$—	$147

Selling, General and Administrative:
Severance and related costs	1	1	2	4	—	6	14
Total Selling, General and Administrative	$1	$1	$2	$4	$—	$6	$14

Non-Operating (Income)/Expense							2
Total	$124	$1	$11	$20	$(1)	$6	$163
The following table reflects pretax expenses related to the network optimization plan in the six months of fiscal 2025 (in millions):

	Beef	Pork	Chicken	Prepared Foods	International	Corporate Expenses	Total
Cost of Sales:
Severance and related costs	$6	$—	$7	$2	$2	$—	$17
Accelerated depreciation	38	—	1	—	—	—	39
Asset write-offs (gain on sale)	3	—	22	23	9	—	57
Contract and lease terminations	1	—	—	—	—	—	1
Total Cost of Sales	$48	$—	$30	$25	$11	$—	$114

Selling, General and Administrative:
Severance and related costs	—	—	2	—	—	—	2
Total Selling, General and Administrative	$—	$—	$2	$—	$—	$—	$2
Total	$48	$—	$32	$25	$11	$—	$116
The following table reflects our liability related to the network optimization plan as of March 28, 2026 (in millions):

	Balance at September 27, 2025	Expenses	Payments	Balance at March 28, 2026
Contract and lease terminations	$31	$33	$—	$64
Severance and related costs	3	47	(23)	27
Total	$34	$80	$(23)	$91
We continue to strategically evaluate optimization of such items as network capacity, manufacturing efficiencies and business technology. If we have a significant change in strategies, outlook, or manner in which we plan to use these assets, we may experience future charges.
Plant Closures and Disposals
The following table reflects our liability related to plant closures as of March 28, 2026 (in millions):

	Balance at September 27, 2025	Plant Closure Charges	Payments	Balance at March 28, 2026
Contract termination	$72	$—	$(8)	$64
Severance and retention	—	—	—	—
Total	$72	$—	$(8)	$64

NOTE 6: DEBT
The major components of debt are as follows (in millions):

	March 28, 2026	September 27, 2025
Revolving credit facility	$—	$—
Revolving term loan credit facility	—	—
Commercial paper	30	—
Senior notes:
4.00% Notes due March 2026 (“2026 Notes”)	—	800
3.55% Notes due June 2027	1,350	1,350
7.00% Notes due January 2028	18	18
4.35% Notes due March 2029 (“2029 Notes”)	1,000	1,000
5.40% Notes due March 2029	600	600
6.13% Notes due November 2032	157	157
5.70% Notes due March 2034	900	900
4.88% Notes due August 2034	500	500
4.95% Notes due February 2036 ("2036 Notes")	500	—
5.15% Notes due August 2044	497	497
4.55% Notes due June 2047	713	733
5.10% Notes due September 2048 (“2048 Notes”)	1,485	1,490
Discount on senior notes	(34)	(34)
Term loan facility due May 2028	—	440
Finance Leases	173	168
Other	235	251
Unamortized debt issuance costs	(41)	(40)
Total debt	8,083	8,830
Less current debt	141	909
Total long-term debt	$7,942	$7,921
Revolving Credit Facility and Letters of Credit
We have a $2.5 billion revolving credit facility that supports short-term funding needs and serves as a backstop to our commercial paper program. The facility will mature and the commitments thereunder will terminate in April 2030 with options for two one-year extensions. Under the terms of the revolving credit facility, we have the option to establish incremental commitment increases of up to an aggregate amount of $500 million if certain conditions are met. At March 28, 2026, amounts available for borrowing under this facility totaled $2.5 billion before deducting amounts to backstop our commercial paper program. At March 28, 2026, we had no outstanding borrowings and no outstanding letters of credit issued under this facility. At March 28, 2026, we had $83 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs and other legal obligations. In the future, if any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility.

Revolving Term Loan Credit Facility
In December 2025, we entered into a $750 million revolving term loan credit facility. The facility will mature and commitments thereunder will terminate in December 2028. We may make an election prior to the facility's maturity date to convert all or part of the outstanding borrowings into one or more term loans that will mature up to seven years after the facility's maturity date. Interest on borrowings under the facility is based either on term or daily simple secured overnight financing rates, with an applicable spread, or an alternative base rate with an applicable spread. The facility contained covenants and other terms that are generally consistent with those of our revolving credit facility. At March 28, 2026, we have not made any borrowing under the facility. Concurrent with the entry into the revolving term loan credit facility, we repaid the $440 million outstanding borrowing under a term loan facility due May 2028 using cash on hand and terminated the facility.

2036 Notes
In February 2026, we issued senior unsecured notes with a principal amount of $500 million due February 2036. The net proceeds, along with cash on hand, were used to retire the March 2026 Notes. Interest payments on the 2036 Notes are due semi-annually on February 20 and August 20, beginning August 20, 2026. After the original discounts of $2 million, we received net proceeds of $498 million and incurred debt issuance costs of $5 million related to the issuance.
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured short-term promissory notes up to an aggregate maximum principal amount of $1.75 billion. At March 28, 2026, we had $30 million of commercial paper outstanding at a weighted average interest rate of 4.00% with maturities of less than 5 days. Our ability to access commercial paper in the future may be limited or its costs increased.
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
We were in compliance with all debt covenants at March 28, 2026.
NOTE 7: EQUITY
Share Repurchases
As of March 28, 2026, 45.9 million shares remained available for repurchase under the Company's share repurchase program. The program has no fixed or scheduled termination date, and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans. A summary of share repurchases of our Class A stock is as follows (in millions):

	Three Months Ended				Six Months Ended
	March 28, 2026		March 29, 2025		March 28, 2026		March 29, 2025
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	0.7	$43	—	$—	1.3	$76	—	$—
To fund certain obligations under equity compensation plans	—	2	—	1	0.3	16	0.3	16
Total share repurchases	0.7	$45	—	$1	1.6	$92	0.3	$16

NOTE 8: INCOME TAXES
Our effective tax rates were 26.2% and 51.0% for the second quarter of fiscal 2026 and 2025, respectively, and 27.1% and 25.1% for the first six months of fiscal 2026 and 2025, respectively. In all periods presented, the effective tax rates are higher than the federal statutory tax rate primarily due to state taxes and net unfavorable permanent book-to-tax differences, partially offset by various tax benefits. The effective tax rates for the second quarter and first six months of fiscal 2026 were increased by estimated foreign withholding tax on the repatriation of earnings of foreign subsidiaries. The effective tax rates for the second quarter and first six months of fiscal 2025 were increased by changes in unrecognized tax benefits. Additionally, the effective tax rate for the first six months of fiscal 2025 was decreased by the release of a $9 million valuation allowance on losses related to a production facility fire in the Netherlands and our subsequent decision to sell the facility. The release of the valuation allowance was due to tax legislation enacted in the Netherlands in the first quarter of fiscal 2025.
Unrecognized tax benefits were $124 million and $168 million at March 28, 2026 and September 27, 2025, respectively. The decrease is primarily due to the settlement of state and local audits during the second quarter of fiscal 2026.
We are currently under examination by the Internal Revenue Service ("IRS") for fiscal years 2021 and 2022. In the second quarter of fiscal 2026, the IRS issued notices of proposed adjustments related to our foreign-derived intangible income deduction, repairs expenses and research and development tax credits. The proposed adjustments could result in additional U.S. federal income tax payments of up to approximately $127 million, excluding interest and penalties, if the IRS ultimately prevails on all of its positions. However, we disagree with the IRS's positions, believe that our tax positions are well documented and properly supported, and intend to defend our positions through the administrative appeals process and litigation, if necessary. We do not expect the resolution of these matters will have a material impact on our consolidated results of operations, financial position or liquidity.
In December 2021, we received an assessment from the Mexican tax authorities related to the 2015 sale of our direct and indirect equity interests in subsidiaries which collectively held our Mexico operation. At March 28, 2026, the assessment totaled approximately $531 million (9.4 billion Mexican pesos), which included tax, inflation adjustment, interest and penalties. Based on analysis of our assessment in accordance with guidance related to unrecognized tax benefits, we have not recorded a liability related to our assessment. Additionally, the purchaser in the transaction also received an assessment from the Mexican tax authorities related to the sale of the indirect equity interest, which was affirmed in January 2025 by a circuit court in Mexico, but remains subject to potential further judicial review under a petition filed by the purchaser. The transaction agreement contains certain mutual indemnification provisions, and both parties provided notice of indemnification claims to the other party. On November 14, 2025, we settled the indemnification provision and entered into an agreement in which the purchaser agreed to assume all tax liabilities in connection with our assessment, assume defense of such assessment and waive all potential indemnification claims against the Company. In fiscal 2025, we recorded a pretax liability of $40 million for the estimated probable loss related to this indemnification provision, which was paid to the purchaser during the first quarter of fiscal 2026 following the settlement.

NOTE 9: EARNINGS PER SHARE
The following table sets forth the earnings and weighted average common shares used in the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Numerator:
Net income	$264	$14	$354	$380
Less: Net income attributable to noncontrolling interests	4	7	9	14
Net income attributable to Tyson	260	7	345	366
Less dividends declared:
Class A	143	143	290	289
Class B	33	32	65	64
Undistributed earnings (losses)	$84	$(168)	$(10)	$13

Class A undistributed earnings (losses)	$69	$(137)	$(8)	$11
Class B undistributed earnings (losses)	15	(31)	(2)	2
Total undistributed earnings (losses)	$84	$(168)	$(10)	$13

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	283	285	283	285
Class B weighted average shares	70	70	70	70

Denominator for diluted earnings per share:
Class A weighted average shares	283	285	283	285
Class B weighted average shares under the if-converted method for diluted earnings per share	70	70	70	70
Effect of dilutive securities: Stock options, restricted stock and performance units	1	2	1	2
Denominator for diluted earnings per share – weighted average shares and assumed conversions	354	357	354	357

Net income per share attributable to Tyson:
Class A basic	$0.75	$0.02	$1.00	$1.05
Class B basic	$0.68	$0.01	$0.90	$0.94
Diluted	$0.73	$0.02	$0.97	$1.03
Dividends Declared Per Share:
Class A	$0.510	$0.500	$1.030	$1.010
Class B	$0.459	$0.450	$0.927	$0.909
Approximately 5 million and 6 million of our stock-based compensation shares were antidilutive for the three and six months ended March 28, 2026, respectively. Approximately 6 million of our stock-based compensation shares were antidilutive for the three and six months ended March 29, 2025, respectively. These shares were not included in the diluted earnings per share calculation.
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

NOTE 10: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs and risks are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize various industry-standard models that take into account the implicit cost of hedging. Credit risks associated with our derivative contracts are not significant as we minimize counterparty exposure by dealing with credit-worthy counterparties and utilizing exchange traded instruments, margin accounts or letters of credit. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at March 28, 2026.
We had the following net aggregated outstanding notional amounts related to our derivative financial instruments:

in millions, except soybean meal tons	Metric	March 28, 2026	September 27, 2025
Commodity:
Corn	Bushels	107	93
Soybean Meal	Tons	1,301,700	1,221,711
Live Cattle	Pounds	44	30
Lean Hogs	Pounds	400	828
Foreign Currency	United States dollar	$180	$208
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
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes as well as interest rates to our variable rate debt. For the derivative instruments we designate and qualify as a cash flow hedge, the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Based on market prices as of March 28, 2026, we have net pretax gains of $15 million for our commodity contracts, which are expected to be reclassified into earnings within the next twelve months. Additionally, we have $8 million of realized losses related to treasury rate locks in connection with the issuance of the 2029 and 2048 Notes, which will be reclassified to earnings over the lives of these notes. During the three and six months ended March 28, 2026 and March 29, 2025, we did not reclassify significant pretax gains or losses into earnings as a result of the discontinuance of cash flow hedges. The following table sets forth the pretax impact of cash flow hedge derivative instruments recognized in OCI (in millions):

	Three Months Ended		Six Months Ended
Gain (Loss) Recognized in OCI on Derivatives	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Cash flow hedge - derivatives designated as hedging instruments:
Commodity contracts	$4	$(7)	$24	$(15)
Fair Value Hedges
We designate certain derivative contracts as fair value hedges of firm commitments to purchase livestock for harvest. Our objective of these hedges is to minimize the risk of changes in fair value created by fluctuations in commodity prices associated with fixed price livestock firm commitments. For these derivative instruments we designate and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the same period. We include the gain or loss on the hedged items (e.g., livestock purchase firm commitments) in the same line item, Cost of Sales, as the offsetting gain or loss on the related livestock forward position. Ineffectiveness related to fair value hedges was not significant for the three and six months ended March 28, 2026, and March 29, 2025. The following table sets forth the carrying amount of fair value hedge (assets) liabilities as of March 28, 2026 and September 27, 2025 (in millions):

Consolidated Condensed Balance Sheets Classification	March 28, 2026	September 27, 2025
Inventory	$9	$65

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
Reclassification to Earnings
The following table sets forth the total amounts of each income and expense line item presented in the Consolidated Condensed Statements of Income in which the effects of hedges are recorded (in millions):

Consolidated Condensed Statements of Income Classification	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Cost of Sales	$12,691	$12,474	$26,196	$25,002
Interest Expense	97	110	201	230
Other, net	(13)	(23)	71	(16)
The following table sets forth the pretax impact of the cash flow, fair value and undesignated derivative instruments in the Consolidated Condensed Statements of Income (in millions):

Consolidated Condensed Statements of Income Classification		Three Months Ended		Six Months Ended
		March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Cost of Sales	Gain (Loss) on cash flow hedges reclassified from OCI to earnings:
	Commodity contracts	$(2)	$(8)	$(11)	$(19)
	Gain (Loss) on fair value hedges:
	Commodity contracts (a)	(6)	(15)	(44)	(19)
	Gain (Loss) on derivatives not designated as hedging instruments:
	Commodity contracts	46	(1)	81	7
Total		$38	$(24)	$26	$(31)

Interest Expense	Gain (Loss) on cash flow hedges reclassified from OCI to earnings:
	Interest rate contracts	$(1)	$—	$(1)	$(1)

Other, net	Gain (Loss) on derivatives not designated as hedging instruments:
	Foreign exchange contracts	$(2)	$(2)	$(4)	$6
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
The following tables set forth, by level within the fair value hierarchy, our financial assets and liabilities accounted for at fair value on a recurring basis, according to the valuation techniques we used to determine their fair values (in millions):

March 28, 2026	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$28	$—	$(2)	$26
Undesignated	—	93	—	(7)	86
Other Assets:
Available-for-sale securities (non-current)	—	88	30	—	118
Deferred compensation assets	17	501	—	—	518
Total assets	$17	$710	$30	$(9)	$748

Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$15	$—	$(15)	$—
Undesignated	—	63	—	(50)	13
Total liabilities	$—	$78	$—	$(65)	$13

September 27, 2025	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$6	$—	$(1)	$5
Undesignated	—	113	—	(20)	93
Other Assets:
Available-for-sale securities (non-current)	—	90	27	—	117
Deferred compensation assets	21	501	—	—	522
Total assets	$21	$710	$27	$(21)	$737

Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	—	82	—	(82)	—
Undesignated	—	135	—	(126)	9
Total liabilities	$—	$217	$—	$(208)	$9
(a) Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. Additionally, at March 28, 2026, and September 27, 2025, we had $56 million and $187 million, respectively, of net cash collateral with various counterparties where master netting arrangements exist and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Six Months Ended
	March 28, 2026	March 29, 2025
Balance at beginning of year	$27	$28
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	—	—
Purchases	7	4
Issuances	—	—
Settlements	(4)	(7)
Balance at end of period	$30	$25
Total gains (losses) for the six month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—
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
The following table sets forth our available-for-sale securities’ amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	March 28, 2026			September 27, 2025
	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)
Available-for-sale securities:
Debt securities:
U.S. treasury and agency	$90	$88	$(2)	$91	$90	$(1)
Corporate and asset-backed	30	30	—	27	27	—
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

We consider many factors in determining whether a loss is credit-related, including the financial condition and near-term prospects of the issuer, borrower repayment characteristics for asset-backed securities, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no direct write-offs or allowances for credit losses in earnings for the six months ended March 28, 2026, and March 29, 2025.
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
In the first quarter of fiscal 2026, we recorded impairment charges of $75 million in Other, net in the Consolidated Statements of Income, related to our equity investments. These equity investments are included in Other Assets in the Consolidated Balance Sheets, do not have readily determinable fair values and were measured using a market approach which utilized Level 3 inputs. We did not have any other significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the six months ended March 28, 2026 and March 29, 2025.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	March 28, 2026		September 27, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total debt	$7,823	$8,083	$8,658	$8,830
NOTE 12: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after-tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended						Six Months Ended
	March 28, 2026			March 29, 2025			March 28, 2026			March 29, 2025
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to interest expense	$1	$—	$1	$—	$—	$—	$1	$—	$1	$1	$—	$1
(Gain) loss reclassified to cost of sales	2	—	2	8	(2)	6	11	(3)	8	19	(5)	14
Unrealized gain (loss)	4	(2)	2	(7)	2	(5)	24	(7)	17	(15)	4	(11)

Investments:
Unrealized gain (loss)	(1)	—	(1)	1	—	1	(1)	—	(1)	(1)	—	(1)

Currency translation:
Translation adjustment(a)	(21)	3	(18)	27	(1)	26	12	2	14	(85)	3	(82)
Translation loss reclassified to cost of sales	—	—	—	—	—	—	—	—	—	3	—	3
Total other comprehensive income (loss)	$(15)	$1	$(14)	$29	$(1)	$28	$47	$(8)	$39	$(78)	$2	$(76)
(a) Before and after tax translation adjustment for the three months ended March 28, 2026 included $(5) million of Comprehensive Income (Loss) Attributable to Noncontrolling Interests. Before and after tax translation adjustment for the six months ended March 29, 2025 included $(7) million of Comprehensive Income (Loss) Attributable to Noncontrolling Interests. The six months ended March 28, 2026 and the three months ended March 29, 2025 did not include any Comprehensive Income (Loss) Attributable to Noncontrolling Interests.

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
Intersegment sales transactions, which were at market prices, are included in the segment sales in the tables below. Expenses, amortization, assets and additions to property, plant and equipment relating to corporate activities, as well as cash and cash equivalents, benefit plans, and certain investments, are not allocated to segments in the tables below.
Information on segments and a reconciliation to income (loss) before income taxes are as follows (in millions):

					Three months ended March 28, 2026
	Beef	Pork	Chicken	Prepared Foods	International	Intersegment	Total
Sales	$5,205	$1,579	$4,286	$2,511	$577	$(505)	$13,653
Segment Cost of Sales	5,388	1,528	3,659	2,046	511	(505)
Segment Selling, General and Administrative	19	10	104	113	29	—
Restructuring and related charges	38	—	2	4	(1)	—
Legal contingency accruals	—	—	16	—	—	—
Segment Operating Income (Loss)	$(240)	$41	$505	$348	$38	$—	$692

Corporate expenses(b)							(203)
Amortization							(54)
Operating Income (Loss)							$435
Other (Income) Expense:
Interest income							$(8)
Interest expense							97
Other, net							(13)
Income (Loss) before Income Taxes							$359

	Beef	Pork	Chicken	Prepared Foods	International	Unallocated (Corporate)	Total
Other segment information:
Depreciation	$62	$15	$132	$60	$15	$9	$293
Additions to property, plant and equipment	18	8	73	35	6	5	145
Total Assets	3,404	1,603	11,876	14,662	1,774	1,846	35,165

					Three months ended March 29, 2025
	Beef	Pork	Chicken	Prepared Foods	International	Intersegment	Total
Sales(a)	$5,196	$1,244	$4,141	$2,396	$566	$(469)	$13,074
Segment Cost of Sales	5,371	1,416	3,623	1,975	486	(469)
Segment Selling, General and Administrative	31	9	107	92	26	—
Restructuring and related charges	16	—	21	—	6	—
Plant closure and disposal charges	—	—	23	—	—	—
Segment Operating Income (Loss)	$(222)	$(181)	$367	$329	$48	$—	$341

Corporate expenses							(176)
Amortization(c)							(65)
Operating Income (Loss)							$100
Other (Income) Expense:
Interest income							$(17)
Interest expense							110
Other, net							(23)
Income (Loss) before Income Taxes							$30

	Beef	Pork	Chicken	Prepared Foods	International	Unallocated (Corporate)	Total
Other segment information:
Depreciation	$48	$16	$134	$60	$19	$8	$285
Additions to property, plant and equipment	47	9	102	26	9	—	193
Total Assets	3,799	1,514	11,962	14,881	1,770	2,354	36,280

					Six months ended March 28, 2026
	Beef	Pork	Chicken	Prepared Foods	International	Intersegment	Total
Sales(a)	$10,976	$3,188	$8,498	$5,184	$1,159	$(1,039)	$27,966
Segment Cost of Sales	11,370	3,079	7,312	4,274	1,021	(1,039)
Segment Selling, General and Administrative	41	17	204	220	55	—
Restructuring and related charges	124	1	11	20	(1)	—
Legal contingency accruals	—	—	16	—	5	—
Segment Operating Income (Loss)	$(559)	$91	$955	$670	$79	$—	$1,236

Corporate expenses(b)							(391)
Amortization							(108)
Operating Income (Loss)							$737
Other (Income) Expense:
Interest income							$(21)
Interest expense							201
Other, net							71
Income (Loss) before Income Taxes							$486

	Beef	Pork	Chicken	Prepared Foods	International	Unallocated (Corporate)	Total
Other segment information:
Depreciation	$152	$30	$263	$119	$30	$18	$612
Additions to property, plant and equipment	46	21	224	81	17	8	397

					Six months ended March 29, 2025
	Beef	Pork	Chicken	Prepared Foods	International	Intersegment	Total
Sales(a)	$10,531	$2,861	$8,206	$4,869	$1,150	$(920)	$26,697
Segment Cost of Sales	10,676	2,952	7,107	4,039	999	(920)
Segment Selling, General and Administrative	55	17	217	179	51	—
Restructuring and related charges	48	—	32	25	11	—
Plant closure and disposal charges	$—	$—	23	—	—	—
Segment Operating Income (Loss)	$(248)	$(108)	$827	$626	$89	$—	$1,186

Corporate expenses							(377)
Amortization(c)							(129)
Operating Income (Loss)							$680
Other (Income) Expense:
Interest income							$(42)
Interest expense							230
Other, net							(16)
Income (Loss) before Income Taxes							$508

	Beef	Pork	Chicken	Prepared Foods	International	Unallocated (Corporate)	Total
Other segment information:
Depreciation	$102	$30	$263	$122	$33	$16	$566
Additions to property, plant and equipment	79	28	245	69	22	21	464
(a) Includes $90 million and $60 million of legal contingency accruals for the Beef and Pork segments, respectively, for the six months ended March 28, 2026. Includes $93 million and $250 million of legal contingency accruals for the Beef and Pork segments, respectively, for the three and six months ended March 29, 2025.
(b) Includes $3 million and $6 million of restructuring and related charges for the three and six months ended March 28, 2026, respectively.
(c) Includes $6 million and $12 million of accelerated amortization related to brand and product line discontinuations for the three and six months ended March 29, 2025, respectively.

The following tables further disaggregate our sales to customers by major distribution channels (in millions):

	Three months ended March 28, 2026
	Retail(d)	Foodservice(e)	International(f)	Industrial and Other(g)	Total External Customers	Intersegment	Total
Beef	$2,591	$1,405	$496	$580	$5,072	$133	$5,205
Pork	455	144	345	280	1,224	355	1,579
Chicken	1,840	1,649	242	534	4,265	21	4,286
Prepared Foods	1,481	896	64	74	2,515	(4)	2,511
International	—	—	577	—	577	—	577
Intersegment	—	—	—	—	—	(505)	(505)
Total	$6,367	$4,094	$1,724	$1,468	$13,653	$—	$13,653

	Three months ended March 29, 2025
	Retail(d)	Foodservice(e)	International(f)	Industrial and Other(g)	Total External Customers	Intersegment	Total
Beef	$2,647	$1,341	$590	$506	$5,084	$112	$5,196
Pork	443	126	316	30	915	329	1,244
Chicken	1,786	1,561	270	496	4,113	28	4,141
Prepared Foods	1,427	857	53	59	2,396	—	2,396
International	—	—	566	—	566	—	566
Intersegment	—	—	—	—	—	(469)	(469)
Total	$6,303	$3,885	$1,795	$1,091	$13,074	$—	$13,074

	Six months ended March 28, 2026
	Retail(d)	Foodservice(e)	International(f)	Industrial and Other(g)	Total External Customers	Intersegment	Total
Beef	$5,493	$3,009	$1,038	$1,155	$10,695	$281	$10,976
Pork	958	314	702	500	2,474	714	3,188
Chicken	3,607	3,297	509	1,041	8,454	44	8,498
Prepared Foods	3,068	1,839	130	147	5,184	—	5,184
International	—	—	1,159	—	1,159	—	1,159
Intersegment	—	—	—	—	—	(1,039)	(1,039)
Total	$13,126	$8,459	$3,538	$2,843	$27,966	$—	$27,966

	Six months ended March 29, 2025
	Retail(d)	Foodservice(e)	International(f)	Industrial and Other(g)	Total External Customers	Intersegment	Total
Beef	$5,304	$2,707	$1,245	$1,055	$10,311	$220	$10,531
Pork	996	252	647	315	2,210	651	2,861
Chicken	3,444	3,213	539	961	8,157	49	8,206
Prepared Foods	2,899	1,751	110	109	4,869	—	4,869
International	—	—	1,150	—	1,150	—	1,150
Intersegment	—	—	—	—	—	(920)	(920)
Total	$12,643	$7,923	$3,691	$2,440	$26,697	$—	$26,697
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
(g) Includes external sales to industrial food processing companies that further process our product to sell to end consumers and any remaining sales not included in the Retail, Foodservice or International categories. Additionally, for the six months ended March 28, 2026, the Beef and Pork segments included $90 million and $60 million, respectively, reduction in Other due to the recognition of legal contingency accruals. For the three and six months ended March 29, 2025, the Beef and Pork segments included $93 million and $250 million, respectively, reduction in Other due to the recognition of legal contingency accruals.
NOTE 14: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of grower loans, which are substantially collateralized by the underlying assets. The remaining terms of the underlying obligations cover periods up to 6 years, and the maximum potential amount of future payments as of March 28, 2026, was not significant. The likelihood of material payments under these guarantees is not considered probable. At March 28, 2026 and September 27, 2025, no significant liabilities for guarantees were recorded.

We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum commitment associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum commitment as of March 28, 2026 was approximately $155 million. At March 28, 2026 and September 27, 2025, we did not have significant net receivables outstanding under these programs.
When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. These funds are generally considered restricted cash, which is reported in the Consolidated Condensed Balance Sheets in Other Assets. We had no deposits at March 28, 2026 and September 27, 2025. Additionally, under certain agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At March 28, 2026, the total amount under these types of arrangements totaled $806 million.
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
At March 28, 2026 and September 27, 2025, the legal contingency accrual for claims related to the Broiler Antitrust Civil Litigation matters described above was $46 million and $64 million, respectively. During the three and six months ended March 28, 2026 and March 29, 2025, the Company did not record any contingency accruals for claims related to these matters. Additionally, during the first six months of fiscal 2026 and fiscal 2025, the Company reduced its total recorded legal contingency accrual by $18 million and $21 million, respectively, for amounts it had paid related to these matters. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time. However, if facts and circumstances of the matter or assumptions based on present conditions used to determine our estimated liability were to significantly change, we may be exposed to additional material losses.
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
In the third quarter of fiscal 2024, we filed and joined motions for summary judgment. On March 31, 2025, the court denied those summary judgment motions as to the claims against the Company. The Company anticipates multiple trials in this matter in various federal districts. The first of these trials is scheduled to begin in May 2026 and involves civil claims brought by the United States Department of Justice and several state attorneys general against Agri Stats. The Company is not a party to this trial.
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
At March 28, 2026 and September 27, 2025, the legal contingency accrual for claims related to the Pork Antitrust Civil Litigation matter described above was $144 million and $268 million, respectively. In the first quarter of fiscal 2026, the Company increased the contingency accrual for claims related to this matter by $60 million. Additionally, during the first six months of fiscal 2026, the Company reduced its recorded legal contingency accrual by $184 million for amounts paid related to this matter. During the three and six months ended March 29, 2025, the Company increased the contingency accrual for claims related to this matter by $250 million and did not record any payments. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time. However, if facts and circumstances of the matter or assumptions based on present conditions used to determine our estimated liability were to significantly change, we may be exposed to additional material losses.
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
On September 29, 2025, the Company reached an agreement with the consumer indirect purchaser plaintiff class to settle their claims in this matter for an aggregate of $55 million. The Court granted preliminary approval to this settlement on December 10, 2025. The Company paid the settlement on November 26, 2025. On December 12, 2025, the Company reached an agreement in principle with the direct purchaser plaintiff class to settle their claims in this matter for an aggregate of $80 million plus $2.5 million in administrative expenses, subject to court approval. The Company paid the settlement on January 7, 2026. Also on December 12, 2025, the Company reached an agreement in principle with the commercial and institutional indirect plaintiff class to settle their claims in this matter for an aggregate of $47 million, subject to court approval.

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
At March 28, 2026 and September 27, 2025, the legal contingency accrual for claims related to the Beef Antitrust Civil Litigation matter described above was $267 million and $318 million, respectively. In the first quarter of fiscal 2026, the Company increased the contingency accrual for claims related to this matter by $90 million. Additionally, during the first six months of fiscal 2026, the Company reduced its recorded legal contingency accrual by $141 million for amounts paid related to this matter. During the three and six months ended March 29, 2025, the Company increased the contingency accrual for claims related to this matter by $93 million and did not record any payments. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time. However, if facts and circumstances of the matter or assumptions based on present conditions used to determine our estimated liability were to significantly change, we may be exposed to additional material losses.
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
In December 2025 and January 2026, three groups comprising in the aggregate of less than 300 individuals who had opted out of the Poultry wage rate litigation class filed complaints against the Company and other Poultry wage rate litigation defendants in the Circuit Courts of Barbour County and Bullock County, Alabama. The complaints repeat the essential factual allegations from the Poultry wage rate litigation but assert solely state-law claims, and were settled for an immaterial amount.
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

Other Matters
Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (“NLRC”) from 1998 through July 1999. The complaint was filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines in 1995 by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In late 2004, a labor arbiter ruled against the respondents and awarded the complainants approximately $57 million in damages and fees. From 2004 through 2014, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. On December 15, 2016, we learned that the NLRC rendered its decision on November 29, 2016, regarding the respondents’ appeals from the labor arbiter’s 2004 ruling in favor of the complainants. The NLRC increased the award for 4,922 of the total 5,984 complainants to approximately $245 million. However, the NLRC approved a prior settlement reached with the group comprising approximately 18% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company agreed to pay each settling complainant approximately $1,123. The parties filed numerous appeals, motions for reconsideration and petitions for review related to the NLRC award and settlement payment. The Court of Appeals of the Philippines subsequently vacated the NLRC’s award on April 12, 2018. Complainants filed motions for reconsideration with the Court of Appeals which were denied. Claimants have since filed petitions for writ of certiorari with the Supreme Court of the Philippines, which have been accepted. The Company continues to maintain an accrual in an immaterial amount for estimated probable losses for this matter in the Company’s Consolidated Financial Statements. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time.
For a tax-related matter involving the Company, refer to Part I, Item 1. Notes to the Consolidated Condensed Financial Statements, Note 8: Income Taxes.
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

Description of the Company
We are a world-class food company and recognized leader in protein. Founded in 1935 by John W. Tyson, it has grown under four generations of family leadership. The Company is unified by this purpose: Tyson Foods. We Feed the World Like FamilyTM and has a broad portfolio of iconic products and brands including Tyson®, Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, State Fair®, Aidells® and ibp®. Tyson Foods is dedicated to bringing high-quality food to every table in the world, safely and affordably, now and for future generations. Some of the key factors influencing our business are customer demand for our products; the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace; accessibility of international markets; market prices for our products; the cost and availability of live cattle and hogs, raw materials and feed ingredients; availability of team members to operate our production facilities; and operating efficiencies of our facilities.
Overview
General
Sales grew 4%, or $579 million, in the second quarter of fiscal 2026, driven by increased sales across all segments. Operating income of $435 million for the second quarter of fiscal 2026 was up $335 million as compared to the second quarter of fiscal 2025, as we experienced higher segment operating income in our Pork, Chicken and Prepared Foods segments, partially offset by lower segment operating income in our Beef and International segments and increased corporate expenses. In the second quarter of fiscal 2026, our operating income was impacted by $46 million of restructuring and related charges and $16 million of legal contingency accruals. In the second quarter of fiscal 2025, our operating income was impacted by $343 million of legal contingency accruals, $43 million of restructuring and related charges, $23 million of plant closure and disposal charges and $6 million in brand and product line discontinuation charges.
Sales grew 5%, or $1,269 million in the first six months of fiscal 2026, driven by increased sales in all segments. Operating income of $737 million for the first six months of fiscal 2026 was up 8% compared to the first six months of fiscal 2025 as we experienced higher segment operating income in our Pork, Chicken and Prepared Foods segments, partially offset by lower segment operating income for our Beef and International segments and increased corporate expenses. In the first six months of fiscal 2026, our operating income was impacted by $161 million of restructuring and related charges and $171 million of legal contingency accruals. In the first six months of fiscal 2025, our operating income was impacted by $343 million of legal contingency accruals, $116 million of restructuring and related charges, $23 million of plant closure and disposal charges and $12 million in brand and product line discontinuation charges.
Market Environment
According to the United States Department of Agriculture, domestic protein production (beef, pork, chicken and turkey) increased slightly in the second quarter of fiscal 2026 as compared to the same period in fiscal 2025. The Beef segment continues to experience limited supply of market-ready cattle as well as increased cattle costs. Additionally, uncertainty exists regarding the timing of the anticipated cattle herd rebuilding. The Pork segment experienced sufficient supply of market-ready hogs and increased hog costs. The Chicken segment experienced reduced feed ingredient costs. The Prepared Foods segment is currently experiencing increased raw material costs primarily due to higher meat costs. Additionally, the International segment is currently experiencing increased raw material costs.
Geopolitical tensions in the Middle East, including heightened tensions involving Iran, have increased volatility in global energy and commodity markets, which may affect our cost structure, including transportation costs. Although these conditions have not had a material impact on our results to date, continued or heightened volatility could result in material impacts depending on the duration and severity of these conditions.
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
Margins
Our total operating margin was 3.2% in the second quarter of fiscal 2026. Segment operating margins were as follows:
•Beef – (4.6)%
•Pork – 2.6%
•Chicken – 11.8%
•Prepared Foods – 13.9%
•International – 6.6%

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
Commencing in fiscal 2025, the Company initiated a network optimization plan to optimize our global operations and logistics network. In the second quarter and first half of fiscal 2026, the Company increased the estimated pretax charges by $38 million and $178 million, respectively, for additional actions approved to date under the network optimization plan. In the first quarter of fiscal 2026, the increase in estimated total pretax charges reflects network changes in the Beef segment, including the closure of a harvesting facility and the transition of another to a single shift, as well as efforts to reduce support costs across all segments and corporate functions. The increase in the second quarter primarily reflects the closure of a production facility in the Prepared Foods segment. As a result, we now expect to recognize total pretax net charges of $264 million for actions approved through March 28, 2026, which include $179 million of net charges that have resulted or will result in cash outflows and $192 million of non-cash charges, partially offset by a $107 million gain recognized from the sale of storage facilities. Additionally, we have received $296 million in proceeds associated with the sale of storage facilities to date. Through the second quarter of fiscal 2026, we have recognized $208 million of the expected total pretax charges and estimate $56 million of charges will be incurred over future periods, including $35 million during the remainder of fiscal 2026. We expect to incur costs related to the network optimization plan over a multi-year period and anticipate additional charges in the future as further actions are approved. For further description refer to Part I, Item I, Notes to the Consolidated Condensed Financial Statements, Note 5: Restructuring and Related Charges.
Summary of Results
Sales

in millions	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Sales	$13,653	$13,074	$27,966	$26,697
Change in sales volume	(2.3)%		(1.3)%
Change in average sales price	4.1%		5.3%
Sales growth	4.4%		4.8%
Second quarter – Fiscal 2026 vs Fiscal 2025
•Sales Volume – Sales were negatively impacted by a decrease in sales volume, which accounted for a $311 million decrease in sales as decreased sales volume in our Beef and International segments was partially offset by increased sales volume in our Pork, Chicken and Prepared Foods segments.
•Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $547 million, driven by increases in all segments.
•The above change in average sales price excludes a $343 million reduction of Sales for the recognition of legal contingency accruals recorded in the second quarter of fiscal 2025.
Six months – Fiscal 2026 vs Fiscal 2025
•Sales Volume – Sales were negatively impacted by a decrease in sales volume, which accounted for a $354 million decrease in sales as decreased sales volume in our Beef and International segments was partially offset by increased sales volume in our Pork, Chicken, and Prepared Foods segments.
•Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $1,430 million, driven by increases in all segments.
•The above change in average sales price excludes a $150 million and $343 million reduction of Sales from the recognition of legal contingency accruals for the six months ended March 28, 2026 and March 29, 2025, respectively.
Cost of Sales

in millions	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Cost of sales	$12,691	$12,474	$26,196	$25,002
Gross profit	962	600	1,770	1,695
Cost of sales as a percentage of sales	93.0%	95.4%	93.7%	93.7%

Second quarter – Fiscal 2026 vs Fiscal 2025
•Cost of sales increased $217 million. Lower sales volume decreased cost of sales $288 million while higher input cost per pound increased cost of sales by $505 million.
•The $505 million impact of higher input cost per pound was impacted by:
•Increase in cattle costs of approximately $600 million in our Beef segment.
•Increase in raw material and other input costs of approximately $50 million in our Prepared Foods segment.
•Increase in freight and transportation costs of approximately $40 million.
•Increase of $16 million related to the recognition of legal contingency accruals in our Chicken segment in fiscal 2026.
•Decrease due to net derivative gains of $38 million in the second quarter of fiscal 2026, compared to net derivative losses of $24 million in the second quarter of fiscal 2025 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.
•Decrease of $23 million due to lower plant closures and disposal charges.
•Remaining decrease in costs across all of our segments primarily driven by net impacts on average cost per pound from mix changes and lower operating costs.
Six months – Fiscal 2026 vs Fiscal 2025
•Cost of sales increased $1,194 million. Lower sales volume decreased cost of sales by $328 million while higher input cost per pound increased cost of sales by $1,522 million.
•The $1,522 million impact of higher input cost per pound was impacted by:
•Increase in cattle costs of approximately $1,450 million in our Beef segment.
•Increase in raw material and other input costs of approximately $160 million in our Prepared Foods segment.
•Increase in hog costs of approximately $55 million in our Pork segment.
•Increase of $33 million related to restructuring and related charges.
•Increase in freight and transportation costs of approximately $45 million.
•Increase of $21 million related to the recognition of legal contingency accruals in our Chicken and International segments in fiscal 2026.
•Decrease of approximately $60 million in our Chicken segment related to decreased feed ingredient costs.
•Decrease due to net derivative gains of $26 million in the first six months of fiscal 2026, compared to net derivative losses of $31 million in the first six months of fiscal 2025 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.
•Decrease of $23 million due to lower plant closures and disposal charges.
•Remaining decrease in costs across all of our segments primarily driven by net impacts on average cost per pound from mix changes and lower operating costs.
Selling, General and Administrative

in millions	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Selling, general and administrative expense	$527	$500	$1,033	$1,015
As a percentage of sales	3.9%	3.8%	3.7%	3.8%
Second quarter – Fiscal 2026 vs Fiscal 2025
•Increase of $27 million in selling, general and administrative was primarily driven by:
•Increase of $25 million in marketing, advertising and promotion expenses.
•Increase of $15 million from a legal settlement gain recognized in fiscal 2025, with no corresponding income in fiscal 2026.
•Decrease of $15 million due to lower bad debt expense.

Six months – Fiscal 2026 vs Fiscal 2025
•Increase of $18 million in selling, general and administrative was primarily driven by:
•Increase of $45 million in marketing, advertising and promotion expenses.
•Increase of $15 million from a legal settlement gain recognized in fiscal 2026, with no corresponding income in fiscal 2026.
•Decrease of $16 million due to lower bad debt expense.
•Decrease of $13 million related to lower team member costs, net of losses related to deferred compensation.
•Decrease of $12 million in professional fees.
Interest (Income) Expense

in millions	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Interest income	$(8)	$(17)	$(21)	$(42)
Interest expense	97	110	201	230
Second quarter and six months – Fiscal 2026 vs Fiscal 2025
•The decrease in interest income for the second quarter and six months ended March 28, 2026 was primarily due to lower average cash and cash equivalents held.
•The decrease in interest expense for the second quarter and six months ended March 28, 2026 was primarily due to lower interest expense related to the repayment of the March 2026 Notes in the second quarter of fiscal 2026 and term loans in fiscal 2025, partially offset by the issuance of February 2036 Notes in the second quarter of fiscal 2026.
Other (Income) Expense, net

in millions	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Total other (income) expense, net	$(13)	$(23)	$71	$(16)
Second quarter and six months – Fiscal 2026
•Included $7 million of joint venture earnings and $7 million of foreign exchange gains in the second quarter of fiscal 2026. Included $75 million of impairment of equity investments and $6 million of foreign exchange gains in the first six months of fiscal 2026.
Second quarter and six months – Fiscal 2025
•Included $15 million of joint venture earnings and $6 million of foreign exchange gains in the second quarter of fiscal 2025. Included $27 million of joint venture earnings and $7 million of production facilities fire insurance proceeds, partially offset by $18 million of foreign exchange losses in the first six months of fiscal 2025.
Effective Tax Rate

Three Months Ended		Six Months Ended
March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
26.2%	51.0%	27.1%	25.1%
Second quarter – Fiscal 2026 vs Fiscal 2025
•The percentage impacts of items on the effective tax rate were greater in the second quarter of fiscal 2025 due to the level of pretax income in the second quarter of fiscal 2025 compared to the second quarter of fiscal 2026.
•The effective tax rate for the second quarter of fiscal 2026 was increased by estimated foreign withholding tax on the repatriation of earnings of foreign subsidiaries.
•The effective tax rate for the second quarter of fiscal 2025 was increased by the impact of changes in unrecognized tax benefits.

Six months – Fiscal 2026 vs Fiscal 2025
•The effective tax rate for the first six months of fiscal 2026 was increased by estimated foreign withholding tax on the repatriation of earnings of foreign subsidiaries.
•The effective tax rate for the first six months of fiscal 2025 was increased by changes in unrecognized tax benefits and decreased by the release of a $9 million valuation allowance on certain losses in the Netherlands due to tax legislation enacted in the first quarter of fiscal 2025.
Net Income Attributable to Tyson

in millions, except per share data	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Net income attributable to Tyson	$260	$7	$345	$366
Net income attributable to Tyson – per diluted share	0.73	0.02	0.97	1.03
Second quarter – Fiscal 2026 – Net income attributable to Tyson included the following items:
•$46 million pretax, or ($0.10) per diluted share, of restructuring and related charges.
•$16 million pretax, or ($0.04) per diluted share, of legal contingency accruals.
Six months – Fiscal 2026 – Net income attributable to Tyson included the following items:
•$171 million pretax, or ($0.37) per diluted share, of legal contingency accruals.
•$163 million pretax, or ($0.35) per diluted share, of restructuring and related charges.
•$73 million pretax, or ($0.15) per diluted share, related to an impairment of equity investments.
Second quarter – Fiscal 2025 – Net income attributable to Tyson included the following items:
•$343 million pretax, or ($0.73) per diluted share, related to the recognition of legal contingency accruals.
•$43 million pretax, or ($0.10) per diluted share, related to restructuring and related charges.
•$23 million pretax, or ($0.05) per diluted share, of plant closure and disposal charges.
•$6 million pretax, or ($0.02) per diluted share, of brand and product line discontinuation charges.
Six months – Fiscal 2025– Net income attributable to Tyson included the following items:
•$343 million pretax, or ($0.73) per diluted share, related to the recognition of legal contingency accruals.
•$116 million pretax, or ($0.26) per diluted share, related to restructuring and related charges.
•$23 million pretax, or ($0.05) per diluted share, of plant closure and disposal charges.
•$12 million pretax, or ($0.03) per diluted share, of brand and product line discontinuation charges.
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

in millions	Sales
	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Beef	$5,205	$5,196	$10,976	$10,531
Pork	1,579	1,244	3,188	2,861
Chicken	4,286	4,141	8,498	8,206
Prepared Foods	2,511	2,396	5,184	4,869
International	577	566	1,159	1,150
Intersegment sales	(505)	(469)	(1,039)	(920)
Total	$13,653	$13,074	$27,966	$26,697

in millions	Segment Operating Income (Loss)
	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Beef	$(240)	$(222)	$(559)	$(248)
Pork	41	(181)	91	(108)
Chicken	505	367	955	827
Prepared Foods	348	329	670	626
International	38	48	79	89
Total	$692	$341	$1,236	$1,186
Corporate Expenses	(203)	(176)	(391)	(377)
Amortization	(54)	(65)	(108)	(129)
Operating Income (Loss)	$435	$100	$737	$680
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

	Segment Operating Income (Loss)					Operating Income (Loss)
	Beef	Pork	Chicken	Prepared Foods	Inter- national	Corporate Expenses	Amortiza- tion	Total
Second Quarter of Fiscal 2026
Restructuring and related charges	$38	$—	$2	$4	$(1)	$3	$—	$46
Legal contingency accruals	—	—	16	—	—	—	—	16
Second Quarter of Fiscal 2025
Brand and product line discontinuations	—	—	—	—	—	—	6	6
Restructuring and related charges	16	—	21	—	6	—	—	43
Legal contingency accruals	93	250	—	—	—	—	—	343
Plant closure and disposal charges	—	—	23	—	—	—	—	23
Six Months of Fiscal 2026
Restructuring and related charges	124	1	11	20	(1)	6	—	161
Legal contingency accruals	90	60	16	—	5	—	—	171
Six Months of Fiscal 2025
Brand and product line discontinuations	—	—	—	—	—	—	12	12
Restructuring and related charges	48	—	32	25	11	—	—	116
Legal contingency accruals	93	250	—	—	—	—	—	343
Plant closure and disposal charges	—	—	23	—	—	—	—	23
Beef Segment Results

in millions	Three Months Ended			Six Months Ended
	March 28, 2026	March 29, 2025	Change	March 28, 2026	March 29, 2025	Change
Sales	$5,205	$5,196	$9	$10,976	$10,531	$445
Sales volume change			(13.1)%			(10.1)%
Average sales price change			11.5%			14.3%
Segment operating income (loss)	$(240)	$(222)	$(18)	$(559)	$(248)	$(311)
Segment operating margin	(4.6)%	(4.3)%		(5.1)%	(2.4)%
Second quarter and six months – Fiscal 2026 vs Fiscal 2025
•Sales Volume - Sales volume decreased in the second quarter and first six months of fiscal 2026 due to lower head harvested related to reduced cattle availability and network optimization, partially offset by higher average carcass weights.

•Average Sales Price - Average sales price increased in the second quarter and first six months of fiscal 2026 primarily due to increased input costs and strong demand. The change in average sales price for the six months ended excludes a $90 million reduction of Sales from the recognition of a legal contingency accrual recorded in the first quarter of fiscal 2026. The change in average sales price for the second quarter and six months ended excludes a $93 million reduction of Sales from the recognition of a legal contingency accrual recorded in the second quarter of fiscal 2025.
•Segment Operating Income (Loss) - Segment operating loss increased in the second quarter and first six months of fiscal 2026 due to compressed Beef margins and increased restructuring and related charges. Additionally, segment operating loss in the second quarter of fiscal 2025 was impacted by the recognition of a legal contingency accrual.
Pork Segment Results

in millions	Three Months Ended			Six Months Ended
	March 28, 2026	March 29, 2025	Change	March 28, 2026	March 29, 2025	Change
Sales	$1,579	$1,244	$335	$3,188	$2,861	$327
Sales volume change			4.4%			3.0%
Average sales price change			1.3%			1.4%
Segment operating income (loss)	$41	$(181)	$222	$91	$(108)	$199
Segment operating margin	2.6%	(14.5)%		2.9%	(3.8)%
Second quarter and six months – Fiscal 2026 vs Fiscal 2025
•Sales Volume - Sales volume increased in the second quarter and first six months of fiscal 2026 due to higher head harvested and higher average carcass weights.
•Average Sales Price - Average sales price increased in the second quarter and first six months of fiscal 2026 due to higher input costs and strong demand. The change in average sales price for the six months ended excludes a $60 million reduction of Sales from the recognition of a legal contingency accrual recorded in the first quarter of fiscal 2026. The change in average sales price for the second quarter and six months ended excludes a $250 million reduction of Sales from the recognition of a legal contingency accrual recorded in the second quarter of fiscal 2025.
•Segment Operating Income (Loss) - Segment operating income increased in the second quarter and first six months of fiscal 2026 primarily due to lapping the impact of a legal contingency accrual recorded in the second quarter of fiscal 2025, partially offset by increased operating costs.
Chicken Segment Results

in millions	Three Months Ended			Six Months Ended
	March 28, 2026	March 29, 2025	Change	March 28, 2026	March 29, 2025	Change
Sales	$4,286	$4,141	$145	$8,498	$8,206	$292
Sales volume change			1.7%			2.7%
Average sales price change			1.8%			0.9%
Segment operating income	$505	$367	$138	$955	$827	$128
Segment operating margin	11.8%	8.9%		11.2%	10.1%
Second quarter and six months – Fiscal 2026 vs Fiscal 2025
•Sales Volume - Sales volume increased in the second quarter and first six months of fiscal 2026 primarily due to increased domestic production.
•Average Sales Price - Average sales price increased in the second quarter and first six months of fiscal 2026 primarily due to mix.
•Segment Operating Income - Segment operating income in the second quarter and first six months of fiscal 2026 increased primarily due to increased sales volume, improved live performance, including breeding stock performance, the lapping of plant closure costs and higher restructuring and related costs in fiscal 2025, partially offset by a legal contingency accrual recorded in the second quarter of fiscal 2026. Additionally, segment operating income in the first six months increased due to lower feed ingredient costs. In the second quarter of fiscal 2026, Chicken had net derivative gains of $30 million compared to net derivative losses of $26 million in the second quarter of fiscal 2025 due to our risk management activities, which exclude offsetting impacts from related physical purchase transactions.

Prepared Foods Segment Results

in millions	Three Months Ended			Six Months Ended
	March 28, 2026	March 29, 2025	Change	March 28, 2026	March 29, 2025	Change
Sales	$2,511	$2,396	$115	$5,184	$4,869	$315
Sales volume change			0.4%			0.3%
Average sales price change			4.4%			6.2%
Segment operating income	$348	$329	$19	$670	$626	$44
Segment operating margin	13.9%	13.7%		12.9%	12.9%
Second quarter and six months – Fiscal 2026 vs Fiscal 2025
•Sales Volume – Sales volume increased in the second quarter and first six months of fiscal 2026 driven by growth in retail.
•Average Sales Price – Average sales price increased in the second quarter and first six months of fiscal 2026 due to the pass through of increased raw material costs and sales channel mix.
•Segment Operating Income – Segment operating income increased in the second quarter and first six months of fiscal 2026 primarily due to higher average sales price and improved operational execution, partially offset by increased raw material costs and increased marketing, advertising and promotional spend.
International Segment Results

in millions	Three Months Ended			Six Months Ended
	March 28, 2026	March 29, 2025	Change	March 28, 2026	March 29, 2025	Change
Sales	$577	$566	$11	$1,159	$1,150	$9
Sales Volume Change			(1.0)%			(0.9)%
Average Sales Price Change			2.9%			1.7%
Segment operating income	$38	$48	$(10)	$79	$89	$(10)
Segment operating margin	6.6%	8.5%		6.8%	7.7%
Second quarter and six months – Fiscal 2026 vs Fiscal 2025
•Sales – Sales increased in the second quarter and first six months of fiscal 2026 as the decrease in sales volume was more than offset by the increase in average sales price.
•Segment Operating Income – Segment operating income decreased in the second quarter and first six months of fiscal 2026 as increased input costs more than offset improved performance and lapping the impact of restructuring and related costs in fiscal 2025. Additionally, segment operating income in the first six months of fiscal 2026 was impacted by the recognition of a legal contingency accrual.
Corporate Expenses and Amortization

in millions	Three Months Ended			Six Months Ended
	March 28, 2026	March 29, 2025	Change	March 28, 2026	March 29, 2025	Change
Corporate Expenses	$(203)	$(176)	$(27)	$(391)	$(377)	$(14)
Amortization	(54)	(65)	11	(108)	(129)	21
Second quarter and six months – Fiscal 2026 vs Fiscal 2025
•Corporate Expenses – Corporate expenses increased in the second quarter of fiscal 2026 primarily due to a $15 million legal settlement gain recognized in fiscal 2025, with no corresponding income in fiscal 2026, and $8 million of losses related to deferred compensation. Corporate expenses increased in the first six months of fiscal 2026 primarily due to a $15 million legal settlement gain recognized in the second quarter of fiscal 2025, with no corresponding income in fiscal 2026, increased losses related to deferred compensation and higher technology expenses, which were partially offset by lower professional fees, $7 million gain on the sale of a corporate asset and lower team member costs.
•Amortization - Amortization decreased in the second quarter and first six months of fiscal 2026 primarily due to the lapping of $6 and $12 million of accelerated amortization related to brand and product line discontinuation charges in the first quarter and first six months of fiscal 2025, respectively.

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
Cash Flows from Operating Activities

in millions	Six Months Ended
	March 28, 2026	March 29, 2025
Net income	$354	$380
Non-cash items in net income	931	805
Net changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	121	28
(Increase) decrease in inventories	142	(229)
Increase (decrease) in accounts payable	(52)	(3)
Increase (decrease) in income taxes payable/receivable	(177)	(41)
Net changes in other operating assets and liabilities	(490)	(94)
Net cash provided by operating activities	$829	$846
•Non-cash items in net income primarily included depreciation and amortization of $726 million and $700 million for the six months ended March 28, 2026 and March 29, 2025, respectively, and impairment of equity investments of $75 million for the six months ended March 28, 2026.
•Cash provided by operating activities for the first six months of fiscal 2026 was $829 million, a decrease of $17 million compared to the first six months of fiscal 2025, as the $100 million of higher earnings, net of non-cash items, was more than offset by a $117 million decrease in cash provided by the net changes in operating assets and liabilities which was primarily impacted by:
•A decrease of $396 million due to a decrease in the net changes in other operating assets and liabilities of $490 million in the first six months of fiscal 2026, compared to a decrease of $94 million in the first six months of fiscal 2025, primarily due to an increase in payments of accrued legal contingencies.
•A decrease of $136 million due to a decrease in income taxes payable/receivable of $177 million in the first six months of fiscal 2026, compared to a decrease of $41 million in the first six months of fiscal 2025, primarily due to settlements of state and local audits in fiscal 2026.
•Partially offset by:
•An increase of $371 million due to a decrease in inventory of $142 million in the first six months of fiscal 2026, compared to an increase of $229 million in the first six months of fiscal 2025, primarily due to lower volume of finished goods and livestock and decreased average cost of inventory.
Cash Flows from Investing Activities

in millions	Six Months Ended
	March 28, 2026	March 29, 2025
Additions to property, plant and equipment	$(397)	$(464)
Proceeds from sale of (purchases of) marketable securities, net	(1)	(3)
Proceeds from sale of storage facilities	44	—
Acquisition of equity investments	—	(2)
Other, net	55	55
Net cash used for investing activities	$(299)	$(414)
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

•Proceeds from sale of storage facilities for the six months ended March 28, 2026 related to the sale of a Tyson-owned and operated cold storage facility.
Cash Flows from Financing Activities

in millions	Six Months Ended
	March 28, 2026	March 29, 2025
Proceeds from issuance of debt	$534	$31
Payments on debt	(1,346)	(816)
Proceeds from issuance of commercial paper	945	—
Repayments of commercial paper	(915)	—
Purchases of Tyson Class A common stock	(92)	(16)
Dividends	(353)	(349)
Stock options exercised	15	19
Other, net	(55)	(1)
Net cash used for financing activities	$(1,267)	$(1,132)
•During the first six months of fiscal 2026, proceeds from the issuance of debt included $498 million of net proceeds from the 4.95% Notes due February 2036.
•During the six months ended March 28, 2026, payments on debt using cash on hand and proceeds received from issuance of debt included a $440 million payment on the remaining balance of our term loan due May 2028 and $800 million repayment of the outstanding March 2026 Notes. Payments on debt during the six months ended March 29, 2025 included a $750 million payment on our term loan due May 2026.
•Dividends paid during the six months ended March 28, 2026 reflected a 2% increase to our fiscal 2025 quarterly dividend rate.
Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available at March 28, 2026
Cash and cash equivalents					$500
Short-term investments					—
Revolving credit facility	April 2030	$2,500	$—	$—	2,500
Revolving term loan credit facility	December 2028	750	—	—	750
Commercial paper					(30)
Total liquidity					$3,720
•Liquidity includes cash and cash equivalents, short-term investments, availability under our revolving credit facility and availability under our revolving term loan credit facility, less the outstanding commercial paper balance.
•At March 28, 2026, we had current debt of $141 million, which we intend to pay with our existing cash balance, cash generated from our operating activities and other existing or new liquidity sources.
•The revolving credit facility supports our short-term funding needs and also serves to backstop our commercial paper program. We had no borrowings under the revolving credit facility during the six months ended March 28, 2026.
•In the first quarter of fiscal 2026, we entered into a $750 million revolving term loan credit facility. The facility will mature and commitment thereunder will terminate in December 2028. The Company may make an election to convert all or part of the outstanding borrowings into one or more term loans that will mature up to seven years after the facility's maturity date. Interest on borrowings under the facility are based either on term or daily simple secured overnight financing rates, with an applicable spread, or an alternative base rate with an applicable spread. The facility contained covenants and other terms that are generally consistent with those of our revolving credit facility. We had no borrowings under the revolving term loan facility during the three or six months ended March 28, 2026.
•We expect net interest expense to approximate $365 million for fiscal 2026.
•Our ratio of short-term assets to short-term liabilities ("current ratio") was 1.8 to 1 at March 28, 2026 and 1.6 to 1 at September 27, 2025. The increase in fiscal 2026 is primarily due to decreased debt and other current liabilities, partially offset by decreased cash and cash equivalents.

•At March 28, 2026, $467 million of our cash was held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. We manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. We intend to repatriate excess cash (net of applicable withholding taxes) not subject to regulatory requirements and to indefinitely reinvest outside of the United States the remainder of cash held by foreign subsidiaries. We do not expect the regulatory restrictions or taxes on repatriation to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.
Capital Resources
Credit and Term Loan Facilities
Cash flows from operating activities and cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $2.5 billion, to provide additional liquidity for working capital needs and to backstop our commercial paper program. Additionally, we have a revolving term loan credit facility, with committed capacity of $750 million, to provide additional liquidity.
At March 28, 2026, amounts available for borrowing under our revolving credit and term loan facilities totaled $3.2 billion. Our revolving credit facility is funded by a syndicate of 17 banks, with commitments ranging from $50 million to $225 million per bank.
Commercial Paper Program
Our commercial paper program provides a low-cost source of borrowing to fund general corporate purposes including working capital requirements. The maximum borrowing capacity under the commercial paper program is $1.75 billion. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. As of March 28, 2026, we had $30 million of commercial paper outstanding under this program. Our ability to access commercial paper in the future may be limited or its costs increased.
Credit Ratings
Revolving Credit Facility
The below table outlines the fees paid on the unused portion of the facility (“Facility Fee Rate”) and letter of credit fees and borrowings (“Borrowing Spread”) that corresponds to the applicable ratings levels from Standard & Poor’s Rating Services’, a Standard & Poor’s Financial Services LLC business (“S&P”) and Moody’s Investor Service, Inc.’s (“Moody’s”). S&P's applicable rating is “BBB” and Moody’s applicable rating is “Baa2”.

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
We were in compliance with all debt covenants at March 28, 2026, and we expect that we will maintain compliance.
RECENTLY ISSUED/ADOPTED ACCOUNTING PRONOUNCEMENTS
Refer to the discussion of recently issued/adopted accounting pronouncements under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies.
CRITICAL ACCOUNTING ESTIMATES
We consider accounting policies related to: contingent liabilities; revenue recognition; accrued self-insurance; defined benefit pension plans; impairment of long-lived assets and definite life intangibles; impairment of goodwill and indefinite life intangible assets; business combinations; and income taxes to be critical accounting estimates. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 27, 2025. Refer to Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies, for updates to our significant accounting policies during the six months ended March 28, 2026. These critical accounting policies require us to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes.
As further described in the impairment of goodwill and indefinite life intangible assets critical accounting estimate included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2025, we assess goodwill and indefinite life assets for impairment at least annually as of the first day of the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our qualitative assessment for the first and second quarters of fiscal 2026 did not indicate that it was more likely than not the fair value of any of our reporting units or indefinite life intangible assets was less than the carrying amount, and as such, no quantitative test was deemed necessary. We consider reporting units and indefinite lived intangible assets that have 20% or less excess fair value over carrying amount to have a heightened risk of impairment. One of our International reporting units, which had goodwill of $0.2 billion at March 28, 2026, was considered at heightened risk of impairment as of the date of the most recent estimated fair value determination which was in the fourth quarter of fiscal 2025. All of our other remaining reporting units and all our indefinite life intangible assets' estimated fair values exceeded their carrying values by more than 20% as of their most recent assessments.
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
Commodities Risk
We purchase certain commodities, such as grains and livestock, during normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily forwards and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. We generally do not hedge anticipated transactions beyond 18 months. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of March 28, 2026, and September 27, 2025, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted forward and option prices. The market risk exposure analysis included both derivatives designated as hedge instruments and derivatives not designated as hedge instruments.

Effect of 10% change in fair value		in millions
	March 28, 2026	September 27, 2025
Livestock:
Live Cattle	$25	$18
Lean Hogs	26	46
Grain:
Corn	30	19
Soybean Meal	31	23
Interest Rate Risk
At March 28, 2026, we had variable rate debt of $67 million with a weighted average interest rate of 4.4%. A hypothetical 10% increase in interest rates effective at March 28, 2026 would increase annualized interest expense by less than $1 million.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At March 28, 2026, we had fixed-rate debt of $8,016 million with a weighted average interest rate of 4.9%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% change in interest rates would have changed the fair value of our fixed-rate debt by approximately $240 million at March 28, 2026 and $231 million at September 27, 2025. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
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
Foreign Currency Risk
We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Malaysian ringgit, the Mexican peso, and the Thai baht. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates related to the foreign exchange forward and option contracts would have had a $18 million and $21 million impact on pretax income at March 28, 2026, and September 27, 2025, respectively.
Concentration of Credit Risk
Refer to our market risk disclosures set forth in our Annual Report filed on Form 10-K for the fiscal year ended September 27, 2025, for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)). Based on that evaluation, the CEO and CFO have concluded that, as of March 28, 2026, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the quarter ended March 28, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.Legal Proceedings
Refer to the description of the Broiler Antitrust Civil Litigation, the Pork Antitrust Litigation, the Beef Antitrust Litigation, and the Wage Rate Litigation under the heading “Commitments and Contingencies” in Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 14: Commitments and Contingencies, which discussion is incorporated herein by reference. Other than as set forth below and in our Annual Report on Form 10-K for the fiscal year ended September 27, 2025, there are no additional updates to the legal proceedings involving the Company and/or its subsidiaries.

On June 19, 2005, the Attorney General and the Secretary of the Environment of the State of Oklahoma filed a complaint in the United States District Court for the Northern District of Oklahoma against the Company, three of its subsidiaries, six other poultry integrator entities, and one table egg company. The complaint, which was subsequently amended, asserts a number of state and federal causes of action including, but not limited to, counts under the Comprehensive Environmental Response, Compensation, and Liability Act, Resource Conservation and Recovery Act, and state-law public nuisance theories. The State of Oklahoma alleges that the defendants and certain contract growers who were not joined in the lawsuit polluted the surface waters, groundwater and associated drinking water supplies of the Illinois River Watershed through the land application of poultry litter. The State of Oklahoma’s claims were narrowed through various rulings issued before and during trial and its claims for natural resource damages were dismissed by the district court in a ruling issued on July 22, 2009, which was subsequently affirmed on appeal by the United States Court of Appeals for the Tenth Circuit. A non-jury trial of the remaining claims, including the State of Oklahoma’s request for injunctive relief, began on September 24, 2009. Closing arguments were held on February 11, 2010. On January 18, 2023, the district court entered Findings of Fact and Conclusions of Law in favor of the State of Oklahoma and directed the parties to confer in an attempt to reach an agreement on appropriate remedies. On June 12, 2023, the district court ordered the parties to mediation. The parties attended an in-person mediation on October 12, 2023, but were unable to reach a resolution. Defendants subsequently filed a post-trial motion to dismiss, which the district court denied on June 26, 2024. The district court convened an evidentiary hearing which concluded on December 17, 2024 and the parties completed post-hearing briefing. On June 17, 2025, the district court entered an opinion and order concluding that conditions in the Illinois River Watershed had not changed materially since the original trial in 2009 and 2010. The following day, the district court entered an order setting a schedule for the parties to make written submissions concerning the terms of the final judgment the court should enter. Those submissions were completed on August 11, 2025. The district court issued a judgment on December 19, 2025, imposing civil penalties on the defendants, including a civil penalty of approximately $0.2 million on the Company and its subsidiaries. The district court also ordered other remedies, including entering an injunction imposing certain poultry litter management restrictions and the appointment of a special master for the development and oversight of a remediation plan, to be funded by an initial payment of $10 million from the defendants. The Company appealed the judgment to the United States Court of Appeals for the Tenth Circuit. On February 12, 2026, the Company and the State of Oklahoma filed a joint motion asking the district court to approve a proposed consent judgment to memorialize a settlement under which the Company committed to certain poultry litter management restrictions as well as a contribution of approximately $18 million to fund the remediation and conservation of the Illinois River Watershed, and approximately $1 million to fund the appointment of a special master for a period of seven years to oversee compliance with those poultry litter management restrictions. On April 8, 2026, the district court denied the joint motion. The Company has appealed the district court's denial of this joint motion. The Company has also appealed the district court's December 19, 2025 judgment, and both appeals remain pending before the United States Court of Appeals for the Tenth Circuit. The district court has stayed the financial terms of its judgment pending the appeal, while certain poultry litter management restrictions remain in effect.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the three months ended March 28, 2026.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 28, 2025 - January 24, 2026	2,154	$58.91	—	46,625,050
January 25, 2026 - February 28, 2026	390,302	62.70	371,743	46,253,307
February 29, 2026 - March 28, 2026	322,456	62.28	320,285	45,933,022
Total	714,912	$62.50	692,028	45,933,022
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
(2)We purchased 22,884 shares during the period that were not made pursuant to our previously announced stock repurchase program but were purchased to fund certain Company obligations under our equity compensation plans.
(3)We purchased 692,028 shares during the three months ended March 28, 2026 pursuant to our previously announced stock repurchase program.

Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not Applicable.
Item 5.Other Information
Director and Officer Trading Arrangements
None of the Company's directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's quarter ended March 28, 2026.
Item 6.Exhibits
The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibit No.		Exhibit Description

4.1
Supplemental Indenture, dated February 20, 2026, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as trustee, for the Senior Notes due 2036 (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 20, 2026, and incorporated herein by reference).

4.2		Form of 4.950% Senior Note due 2036 (previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed February 20, 2026, and incorporated herein by reference).

31.1	**	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following information from our Quarterly Report on Form 10-Q for the quarter ended March 28, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Shareholders' Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104		Cover Page Interactive Data File formatted in iXBRL.

	*	Indicates a management contract or compensatory plan or arrangement.
	**	Filed herewith
	***	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: May 4, 2026	/s/ Curt T. Calaway
Curt T. Calaway
Chief Financial Officer

Date: May 4, 2026	/s/ Phillip W. Thomas
Phillip W. Thomas
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)