Form 10-Q
period 2026-06-27
TYSON FOODS, INC.
filed 2026-08-03
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 27, 2026
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
(Former name, former address, and former fiscal year, if changed since last report)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 27, 2026.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	281,792,507
Class B Common Stock, $0.10 Par Value (Class B stock)	70,009,005
Class B stock is not listed for trading on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis.
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Sales	$13,868	$13,884	$41,834	$40,581
Cost of Sales	12,947	12,743	39,143	37,745
Gross Profit	921	1,141	2,691	2,836
Selling, General and Administrative	559	538	1,592	1,553
Goodwill Impairment	—	343	—	343
Operating Income	362	260	1,099	940
Other (Income) Expense:
Interest income	(6)	(15)	(27)	(57)
Interest expense	98	113	299	343
Other, net	4	(31)	75	(47)
Total Other (Income) Expense	96	67	347	239
Income before Income Taxes	266	193	752	701
Income Tax Expense	80	124	212	252
Net Income	186	69	540	449
Less: Net Income Attributable to Noncontrolling Interests	4	8	13	22
Net Income Attributable to Tyson	$182	$61	$527	$427
Net Income Per Share Attributable to Tyson:
Class A Basic	$0.53	$0.18	$1.53	$1.23
Class B Basic	$0.48	$0.16	$1.38	$1.10
Diluted	$0.52	$0.17	$1.49	$1.20
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net Income	$186	$69	$540	$449
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	(14)	(1)	12	3
Investments	—	1	(1)	—
Currency translation	(3)	64	11	(15)
Total Other Comprehensive Income (Loss), Net of Taxes	(17)	64	22	(12)
Comprehensive Income	169	133	562	437
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	3	14	12	21
Comprehensive Income Attributable to Tyson	$166	$119	$550	$416
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	June 27, 2026	September 27, 2025
Assets
Current Assets:
Cash and cash equivalents	$740	$1,229
Accounts receivable, net	2,457	2,524
Inventories	5,840	5,681
Other current assets	425	482
Total Current Assets	9,462	9,916
Net Property, Plant and Equipment	8,789	9,204
Goodwill	9,469	9,469
Intangible Assets, net	5,475	5,624
Other Assets	2,417	2,445
Total Assets	$35,612	$36,658

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$1,427	$909
Accounts payable	2,761	2,601
Other current liabilities	2,413	2,879
Total Current Liabilities	6,601	6,389
Long-Term Debt	6,579	7,921
Deferred Income Taxes	2,233	2,195
Other Liabilities	2,014	1,926
Commitments and Contingencies (Note 14)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 378 million shares	38	38
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,742	4,686
Retained earnings	18,643	18,647
Accumulated other comprehensive income (loss)	(168)	(191)
Treasury stock, at cost – 96 million shares at June 27, 2026 and 95 million shares at September 27, 2025	(5,183)	(5,102)
Total Tyson Shareholders’ Equity	18,079	18,085
Noncontrolling Interests	106	142
Total Shareholders’ Equity	18,185	18,227
Total Liabilities and Shareholders’ Equity	$35,612	$36,658
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended				Nine Months Ended
	June 27, 2026		June 28, 2025		June 27, 2026		June 28, 2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance at beginning and end of period	378	$38	378	$38	378	$38	378	$38
Class B Common Stock:
Balance at beginning and end of period	70	7	70	7	70	7	70	7
Capital in Excess of Par Value:
Balance at beginning of period		4,726		4,644		4,686		4,597
Stock-based compensation and other		16		21		56		68
Balance at end of period		4,742		4,665		4,742		4,665
Retained Earnings:
Balance at beginning of period		18,637		18,886		18,647		18,873
Net Income Attributable to Tyson		182		61		527		427
Dividends		(176)		(175)		(531)		(528)
Balance at end of period		18,643		18,772		18,643		18,772
Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of period		(152)		(253)		(191)		(184)
Other comprehensive income (loss) attributable to Tyson		(16)		58		23		(11)
Balance at end of period		(168)		(195)		(168)		(195)
Treasury Stock:
Balance at beginning of period	95	(5,158)	91	(4,922)	95	(5,102)	92	(4,941)
Purchase of Class A common stock	—	(35)	—	(26)	2	(127)	—	(42)
Stock-based compensation	1	10	1	(1)	(1)	46	—	34
Balance at end of period	96	(5,183)	92	(4,949)	96	(5,183)	92	(4,949)
Total Shareholders’ Equity Attributable to Tyson		$18,079		$18,338		$18,079		$18,338
Equity Attributable to Noncontrolling Interests:
Balance at beginning of period		$103		$131		$142		$124
Net income attributable to noncontrolling interests		4		8		13		22
Distributions to noncontrolling interest		—		(15)		(48)		(15)
Currency translation and other		(1)		6		(1)		(1)
Total Equity Attributable to Noncontrolling Interests		$106		$130		$106		$130
Total Shareholders’ Equity		$18,185		$18,468		$18,185		$18,468
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	June 27, 2026	June 28, 2025
Cash Flows From Operating Activities:
Net income	$540	$449
Depreciation and amortization	1,055	1,029
Deferred income taxes	34	(61)
Gain on sale of storage facilities	—	(107)
Impairment of goodwill	—	343
Other, net	230	158
Net changes in operating assets and liabilities	(390)	(191)
Cash Provided by Operating Activities	1,469	1,620

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(556)	(691)
Purchases of marketable securities	(49)	(50)
Proceeds from sale of marketable securities	77	47
Proceeds from sale of storage facilities	44	252
Acquisition of equity investments	—	(5)
Other, net	64	42
Cash Used for Investing Activities	(420)	(405)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	564	63
Payments on debt	(1,435)	(876)
Proceeds from issuance of commercial paper	945	—
Repayments of commercial paper	(945)	—
Purchases of Tyson Class A common stock	(123)	(42)
Dividends	(529)	(524)
Stock options exercised	26	20
Other, net	(49)	(18)
Cash Used for Financing Activities	(1,546)	(1,377)
Effect of Exchange Rate Changes on Cash	8	(8)
Decrease in Cash and Cash Equivalents and Restricted Cash	(489)	(170)
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	1,229	1,717
Cash and Cash Equivalents and Restricted Cash at End of Period	740	1,547
Less: Restricted Cash at End of Period	—	—
Cash and Cash Equivalents at End of Period	$740	$1,547
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
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature necessary to state fairly our financial position as of June 27, 2026 and the results of operations for the three and nine months ended June 27, 2026 and June 28, 2025. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
Our qualitative assessments for the first three quarters of fiscal 2026 did not indicate that it was more likely than not the fair value of any of our reporting units or indefinite life intangible assets was less than the carrying amount, and as such, no quantitative test was deemed necessary. We consider reporting units and indefinite life intangible assets that have 20% or less excess fair value over carrying amount to have a heightened risk of impairment. One of our International reporting units, which had goodwill of $0.2 billion at June 27, 2026, was considered at heightened risk of impairment as of the date of the most recent estimated fair value determination, which was in the fourth quarter of fiscal 2025. All of our other remaining reporting units and all our indefinite life intangible assets' estimated fair values exceeded their carrying values by more than 20% as of their most recent assessments. Although the remaining reporting units and indefinite life intangible assets had more than 20% excess fair value over carrying value as of the date of the most recent estimated fair value determination, they remain susceptible to impairments if any assumptions, estimates or market factors significantly change in the future.
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

Supplier Financing Programs
We have supplier financing programs with financial institutions, in which we agree to pay the financial institution the stated amount of confirmed invoices on the invoice due date for participating suppliers. Participation in these programs is optional and solely up to the supplier, who negotiates the terms of the arrangement directly with the financial institution and may allow the supplier to receive early payment from the financial institution. Supplier participation in these programs has no bearing on the Company's amounts due. The payment terms that we have with participating suppliers under these programs are generally up to 120 days. We do not have an economic interest in any supplier's participation in the program or a direct financial relationship with the financial institution funding the program and we are only responsible for ensuring that participating financial institutions are paid according to the terms negotiated with the supplier. The outstanding payment obligations due to the financial institutions as of the end of a period are included in accounts payable in the Consolidated Condensed Balance Sheets. The activity related to these programs is reflected within the operating activities section of the Consolidated Condensed Statements of Cash Flows. Amounts outstanding on our supplier financing programs were $198 million and $52 million as of June 27, 2026 and September 27, 2025, respectively.
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
In September 2025, the FASB issued authoritative guidance to modernize the accounting for internal-use software costs including the elimination of the stage-based capitalization model and updated disclosure requirements. The guidance is effective for annual reporting periods beginning after December 15, 2027, our fiscal 2029, and interim reporting periods within those annual reporting periods. Amendments can be applied using a prospective transition approach, a modified transition approach or a retrospective transition approach. We are currently evaluating the impact this guidance will have on disclosures in our consolidated financial statements.
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
NOTE 2: INVENTORIES
Processed products, livestock and supplies and other are valued at the lower of cost or net realizable value. Cost includes purchased raw materials, live purchase costs, livestock growout costs (primarily feed, livestock grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories. At June 27, 2026, the cost of inventories was determined by either the first-in, first-out method or the weighted-average method, which is consistent with the methods used at September 27, 2025. Inventories are presented net of lower of cost or net realizable value adjustments of $190 million and $138 million as of June 27, 2026 and September 27, 2025, respectively.
The following table reflects the major components of inventory (in millions):

	June 27, 2026	September 27, 2025
Processed products	$3,112	$3,086
Livestock	1,830	1,729
Supplies and other	898	866
Total inventory	$5,840	$5,681

NOTE 3: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	June 27, 2026	September 27, 2025
Land	$209	$209
Buildings and leasehold improvements	7,124	7,079
Machinery and equipment	12,206	12,015
Land improvements and other	570	575
Buildings and equipment under construction	379	509
	20,488	20,387
Less accumulated depreciation	11,699	11,183
Net Property, Plant and Equipment	$8,789	$9,204
NOTE 4: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	June 27, 2026	September 27, 2025
Accrued salaries, wages and benefits	$782	$909
Taxes payable	182	193
Accrued current legal contingencies	488	712
Other	961	1,065
Total other current liabilities	$2,413	$2,879
NOTE 5: RESTRUCTURING AND RELATED CHARGES
Network Optimization Plan
In the first quarter of fiscal 2025, the Company initiated a network optimization plan to optimize its global operations and logistics network. We are reporting on actions approved through the third quarter of fiscal 2026. The Company continues to strategically evaluate its operations and network and may approve additional actions. If the Company makes significant changes to its strategies, outlook or manner in which it plans to use these assets, it may incur additional charges in future periods.
During the first nine months of fiscal 2026, the Company increased the estimated pretax charges by $155 million for additional actions approved to date under the network optimization plan. This increase reflects network changes in the Beef segment, including the closure of a harvesting facility and the transition of another facility to a single shift, the closure of a production facility in the Prepared Foods segment and efforts to reduce support costs across all segments and corporate functions. The estimated pretax charges decreased $23 million in the third quarter of fiscal 2026, due to an estimated gain on the sale of assets expected to close in the fourth quarter related to network changes in the Beef segment approved in the first quarter of fiscal 2026.
As a result, we now expect to recognize total pretax net charges of $241 million for actions approved through June 27, 2026. These charges include $181 million of net charges that have resulted or will result in cash outflows and $190 million of non-cash charges, partially offset by a $107 million gain recognized from the sale of storage facilities and a $23 million estimated gain on the expected sale of assets in the Beef segment. Additionally, we have received $296 million of proceeds from the sale of storage facilities to date. Through the third quarter of fiscal 2026, we have recognized $240 million of the expected total pretax charges and estimate that the remaining $1 million of net charges will be incurred over future periods, including income of $20 million during the remainder of fiscal 2026, consisting of a $23 million estimated gain on the expected sale of assets in the Beef segment, partially offset by $3 million of charges. We expect to incur costs related to the network optimization plan over a multi-year period and anticipate additional charges in the future as further actions are approved.
We recognized net charges of $32 million and $195 million related to the network optimization plan in the third quarter and first nine months of fiscal 2026, respectively. These charges primarily consisted of accelerated depreciation and asset write-offs related to the Beef and Prepared Foods segment network changes, severance and related costs and contract and lease termination costs. The first nine month charges included $99 million that have resulted or will result in cash outflows and $96 million of non-cash charges.
In the third quarter of fiscal 2025, we recognized income of $83 million related to the network optimization plan, consisting of a gain of $107 million from the sale of storage facilities, partially offset by $24 million of charges. For the first nine months of fiscal 2025, we recognized net charges of $33 million. These charges primarily related to the closure of two facilities in the Prepared Foods segment, the closure of a non-harvesting facility in the Beef segment and asset write-offs in the Chicken, Prepared Foods and International segments. The charges included $51 million that have resulted or will result in cash outflows and $89 million of non-cash charges.

The following table reflects pretax (income) expense related to the network optimization plan in the nine months of fiscal 2026 (in millions):

	Beef	Pork	Chicken	Prepared Foods	International	Corporate Expenses	Total
Cost of Sales:
Severance and related costs	$19	$—	$5	$11	$—	$—	$35
Accelerated depreciation	93	—	—	7	—	—	100
Asset write-offs (gain on sale)	13	—	—	(3)	(1)	—	9
Contract and lease terminations	2	—	5	10	—	—	17
Total Cost of Sales	$127	$—	$10	$25	$(1)	$—	$161
Selling, General and Administrative:
Severance and related costs	1	1	2	4	—	6	14
Total Selling, General and Administrative	$1	$1	$2	$4	$—	$6	$14
Non-Operating (Income)/Expense							20
Total	$128	$1	$12	$29	$(1)	$6	$195
The following table reflects pretax (income) expenses related to the network optimization plan in the nine months of fiscal 2025 (in millions):

	Beef	Pork	Chicken	Prepared Foods	International	Corporate Expenses	Total
Cost of Sales:
Severance and related costs	$6	$—	$8	$2	$2	$—	$18
Accelerated depreciation	38	—	1	—	—	—	39
Asset write-offs (gain on sale)	3	—	31	34	9	—	77
Contract and lease terminations	1	—	1	2	—	—	4
Gain on sale of storage facilities	—	—	(38)	(69)	—	—	(107)
Total Cost of Sales	$48	$—	$3	$(31)	$11	$—	$31
Selling, General and Administrative:
Severance and related costs	—	—	2	—	—	—	2
Total Selling, General and Administrative	$—	$—	$2	$—	$—	$—	$2
Total	$48	$—	$5	$(31)	$11	$—	$33
The following table reflects our liability related to the network optimization plan as of June 27, 2026 (in millions):

	Balance at September 27, 2025	Expenses	Payments	Balance at June 27, 2026
Contract, lease and pension terminations	$31	$55	$(3)	$83
Severance and related costs	3	49	(35)	17
Total	$34	$104	$(38)	$100
In July 2026, we completed the sale of our 40% minority interest in a vertically-integrated Brazilian poultry producer, which was accounted for under the equity method, for $120 million including $84 million received at closing and $36 million to be paid in July 2027. As a result of the sale, we do not expect to recognize a significant gain or loss in our fiscal year 2026 Consolidated Statement of Income.
Executive Leadership Transition
During the third quarter of fiscal 2026, we announced certain executive leadership changes, including the transition of our Chief Executive Officer and Chief Operating Officer from their respective roles, the appointment of their successors and the execution of a new employment agreement with the Chairman of our Board of Directors. In connection with these transitions, we recognized charges of $73 million during the three and nine months ended June 27, 2026, consisting of $41 million of one-time cash payments and $32 million of severance and related charges. These charges were recognized as corporate expenses within Selling, General and Administrative in our Consolidated Condensed Statements of Income. Additionally, we expect to recognize charges of $29 million associated with these transitions in the fourth quarter of fiscal 2026.

Plant Closures and Disposals
The following table reflects our liability related to plant closures as of June 27, 2026 (in millions):

	Balance at September 27, 2025	Plant Closure Charges	Payments	Balance at June 27, 2026
Contract termination	$72	$—	$(14)	$58
Severance and retention	—	—	—	—
Total	$72	$—	$(14)	$58
NOTE 6: DEBT
The major components of debt are as follows (in millions):

	June 27, 2026	September 27, 2025
Revolving credit facility	$—	$—
Revolving term loan credit facility	—	—
Commercial paper	—	—
Senior notes:
4.00% Notes due March 2026 (“2026 Notes”)	—	800
3.55% Notes due June 2027	1,300	1,350
7.00% Notes due January 2028	18	18
4.35% Notes due March 2029 (“2029 Notes”)	1,000	1,000
5.40% Notes due March 2029	600	600
6.13% Notes due November 2032	156	157
5.70% Notes due March 2034	900	900
4.88% Notes due August 2034	500	500
4.95% Notes due February 2036 (“2036 Notes”)	500	—
5.15% Notes due August 2044	497	497
4.55% Notes due June 2047	713	733
5.10% Notes due September 2048 (“2048 Notes”)	1,485	1,490
Discount on senior notes	(34)	(34)
Term loan facility due May 2028	—	440
Finance Leases	160	168
Other	250	251
Unamortized debt issuance costs	(39)	(40)
Total debt	8,006	8,830
Less current debt	1,427	909
Total long-term debt	$6,579	$7,921
Revolving Credit Facility and Letters of Credit
We have a $2.5 billion revolving credit facility that supports short-term funding needs and serves as a backstop to our commercial paper program. The facility will mature and the commitments thereunder will terminate in April 2030 with options for two one-year extensions. Under the terms of the revolving credit facility, we have the option to establish incremental commitment increases of up to an aggregate amount of $500 million if certain conditions are met. At June 27, 2026, amounts available for borrowing under this facility totaled $2.5 billion before deducting amounts to backstop our commercial paper program. At June 27, 2026, we had no outstanding borrowings and no outstanding letters of credit issued under this facility. At June 27, 2026, we had $81 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs and other legal obligations. In the future, if any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility.

Revolving Term Loan Credit Facility
In December 2025, we entered into a $750 million revolving term loan credit facility. The facility will mature and commitments thereunder will terminate in December 2028. We may make an election prior to the facility's maturity date to convert all or part of the outstanding borrowings into one or more term loans that will mature up to seven years after the facility's maturity date. Interest on borrowings under the facility is based either on term or daily simple secured overnight financing rates, with an applicable spread, or an alternative base rate with an applicable spread. The facility contained covenants and other terms that are generally consistent with those of our revolving credit facility. At June 27, 2026, we have not made any borrowing under the facility. Concurrent with the entry into the revolving term loan credit facility, we repaid the $440 million outstanding borrowing under a term loan facility due May 2028 using cash on hand and terminated the facility.
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
Commercial Paper Program
We have a commercial paper program under which we may issue unsecured short-term promissory notes up to an aggregate maximum principal amount of $1.75 billion. At June 27, 2026, we had no commercial paper outstanding. Our ability to access commercial paper in the future may be limited or its costs increased.
Senior Note Repayments
During the third quarter and first nine months of fiscal 2026, we repurchased $50 million and $75 million, respectively, of senior notes on the open market.
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
We were in compliance with all debt covenants at June 27, 2026.
NOTE 7: EQUITY
Share Repurchases
As of June 27, 2026, 45.4 million shares remained available for repurchase under the Company's share repurchase program. The program has no fixed or scheduled termination date, and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans. A summary of share repurchases of our Class A stock is as follows (in millions):

	Three Months Ended				Nine Months Ended
	June 27, 2026		June 28, 2025		June 27, 2026		June 28, 2025
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	0.5	$33	0.4	$23	1.8	$109	0.4	$23
To fund certain obligations under equity compensation plans	—	2	—	3	0.3	18	0.3	19
Total share repurchases	0.5	$35	0.4	$26	2.1	$127	0.7	$42

NOTE 8: INCOME TAXES
Our effective tax rates were 30.1% and 64.5% for the third quarter of fiscal 2026 and 2025, respectively, and 28.2% and 36.0% for the first nine months of fiscal 2026 and 2025, respectively. In all periods presented, the effective tax rates were higher than the federal statutory tax rate due to state taxes, partially offset by foreign valuation allowance releases. Additionally, the effective tax rates for the third quarter and first nine months of fiscal 2026 were increased by non-deductible officer compensation, and the effective tax rates for the third quarter and first nine months of fiscal 2025 were increased by the impact of a $343 million non-deductible goodwill impairment.
Unrecognized tax benefits were $123 million and $168 million at June 27, 2026 and September 27, 2025, respectively. The decrease is primarily due to the settlement of state and local audits during the second quarter of fiscal 2026.
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
In December 2021, we received an assessment from the Mexican tax authorities related to the 2015 sale of our direct and indirect equity interests in subsidiaries, which collectively held our Mexico operation. At June 27, 2026, the assessment totaled approximately $537 million (9.4 billion Mexican pesos), which included tax, inflation adjustment, interest and penalties. Based on analysis of our assessment in accordance with guidance related to unrecognized tax benefits, we have not recorded a liability related to our assessment. Additionally, the purchaser in the transaction also received an assessment from the Mexican tax authorities related to the sale of the indirect equity interest, which was affirmed in January 2025 by a circuit court in Mexico, but remains subject to potential further judicial review under a petition filed by the purchaser. The transaction agreement contains certain mutual indemnification provisions, and both parties provided notice of indemnification claims to the other party. On November 14, 2025, we settled the indemnification provision and entered into an agreement in which the purchaser agreed to assume all tax liabilities in connection with our assessment, assume defense of such assessment and waive all potential indemnification claims against the Company. In fiscal 2025, we recorded a pretax liability of $40 million for the estimated probable loss related to this indemnification provision, which was paid to the purchaser during the first quarter of fiscal 2026 following the settlement.

NOTE 9: EARNINGS PER SHARE
The following table sets forth the earnings and weighted average common shares used in the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Numerator:
Net income	$186	$69	$540	$449
Less: Net income attributable to noncontrolling interests	4	8	13	22
Net income attributable to Tyson	182	61	527	427
Less dividends declared:
Class A	144	144	434	433
Class B	32	31	97	95
Undistributed earnings (losses)	$6	$(114)	$(4)	$(101)

Class A undistributed earnings (losses)	$5	$(94)	$(3)	$(83)
Class B undistributed earnings (losses)	1	(20)	(1)	(18)
Total undistributed earnings (losses)	$6	$(114)	$(4)	$(101)

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	282	285	282	285
Class B weighted average shares	70	70	70	70
Denominator for diluted earnings per share:
Class A weighted average shares	282	285	282	285
Class B weighted average shares under the if-converted method for diluted earnings per share	70	70	70	70
Effect of dilutive securities: Stock options, restricted stock and performance units	3	2	2	2
Denominator for diluted earnings per share – weighted average shares and assumed conversions	355	357	354	357

Net income per share attributable to Tyson:
Class A basic	$0.53	$0.18	$1.53	$1.23
Class B basic	$0.48	$0.16	$1.38	$1.10
Diluted	$0.52	$0.17	$1.49	$1.20
Dividends Declared Per Share:
Class A	$0.510	$0.500	$1.540	$1.510
Class B	$0.459	$0.450	$1.386	$1.359
Approximately 4 million and 5 million of our stock-based compensation shares were antidilutive for the three and nine months ended June 27, 2026, respectively. Approximately 6 million of our stock-based compensation shares were antidilutive for the three and nine months ended June 28, 2025, respectively. These shares were not included in the diluted earnings per share calculation.
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

NOTE 10: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs and risks are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize various industry-standard models that take into account the implicit cost of hedging. Credit risks associated with our derivative contracts are not significant, as we minimize counterparty exposure by dealing with credit-worthy counterparties and utilizing exchange-traded instruments, margin accounts or letters of credit. Additionally, our derivative contracts are mostly short-term in duration, and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at June 27, 2026.
We had the following net aggregated outstanding notional amounts related to our derivative financial instruments:

in millions, except soybean meal tons	Metric	June 27, 2026	September 27, 2025
Commodity:
Corn	Bushels	64	93
Soybean Meal	Tons	880,100	1,221,711
Live Cattle	Pounds	151	30
Lean Hogs	Pounds	216	828
Foreign Currency	United States dollar	$288	$208
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
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes as well as interest rates on our variable rate debt. For the derivative instruments we designate and qualify as a cash flow hedge, the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Based on market prices as of June 27, 2026, we have net pretax losses of $4 million for our commodity contracts, which are expected to be reclassified into earnings within the next twelve months. Additionally, we have $8 million of realized losses related to treasury rate locks in connection with the issuance of the 2029 and 2048 Notes, which will be reclassified to earnings over the lives of these notes. During the three and nine months ended June 27, 2026 and June 28, 2025, we did not reclassify significant pretax gains or losses into earnings as a result of the discontinuance of cash flow hedges. The following table sets forth the pretax impact of cash flow hedge derivative instruments recognized in OCI (in millions):

	Three Months Ended		Nine Months Ended
Gain (Loss) Recognized in OCI on Derivatives	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Cash flow hedge - derivatives designated as hedging instruments:
Commodity contracts	$(17)	$(5)	$7	$(20)
Fair Value Hedges
We designate certain derivative contracts as fair value hedges of firm commitments to purchase livestock for harvest. Our objective of these hedges is to minimize the risk of changes in fair value created by fluctuations in commodity prices associated with fixed price livestock firm commitments. For the derivative instruments we designate and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the same period. We include the gain or loss on the hedged items (e.g., livestock purchase firm commitments) in the same line item, Cost of Sales, as the offsetting gain or loss on the related livestock forward position. Ineffectiveness related to fair value hedges was not significant for the three and nine months ended June 27, 2026 and June 28, 2025. The following table sets forth the carrying amount of fair value hedge (assets) liabilities as of June 27, 2026 and September 27, 2025 (in millions):

Consolidated Condensed Balance Sheets Classification	June 27, 2026	September 27, 2025
Inventory	$2	$65

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
Reclassification to Earnings
The following table sets forth the total amounts of each income and expense line item presented in the Consolidated Condensed Statements of Income in which the effects of hedges are recorded (in millions):

Consolidated Condensed Statements of Income Classification	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Cost of Sales	$12,947	$12,743	$39,143	$37,745
Interest Expense	98	113	299	343
Other, net	4	(31)	75	(47)
The following table sets forth the pretax impact of the cash flow, fair value and undesignated derivative instruments in the Consolidated Condensed Statements of Income (in millions):

Consolidated Condensed Statements of Income Classification		Three Months Ended		Nine Months Ended
		June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Cost of Sales	Gain (Loss) on cash flow hedges reclassified from OCI to earnings:
	Commodity contracts	$3	$(3)	$(8)	$(22)
	Gain (Loss) on fair value hedges:
	Commodity contracts (a)	(12)	(24)	(56)	(43)
	Gain (Loss) on derivatives not designated as hedging instruments:
	Commodity contracts	(21)	8	60	15
Total		$(30)	$(19)	$(4)	$(50)
Interest Expense	Gain (Loss) on cash flow hedges reclassified from OCI to earnings:
	Interest rate contracts	$—	$(1)	$(1)	$(2)
Other, net	Gain (Loss) on derivatives not designated as hedging instruments:
	Foreign exchange contracts	$(6)	$(5)	$(10)	$1
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
The following tables set forth, by level within the fair value hierarchy, our financial assets and liabilities accounted for at fair value on a recurring basis, according to the valuation techniques we used to determine their fair values (in millions):

June 27, 2026	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$12	$—	$(6)	$6
Undesignated	—	89	—	(45)	44
Other Assets:
Available-for-sale securities (non-current)	—	70	19	—	89
Deferred compensation assets	24	541	—	—	565
Total assets	$24	$712	$19	$(51)	$704

Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$18	$—	$(18)	$—
Undesignated	—	104	—	(87)	17
Total liabilities	$—	$122	$—	$(105)	$17

September 27, 2025	Level 1	Level 2	Level 3	Netting (a)	Total
Other Current Assets:
Derivative financial instruments:
Designated as hedges	$—	$6	$—	$(1)	$5
Undesignated	—	113	—	(20)	93
Other Assets:
Available-for-sale securities (non-current)	—	90	27	—	117
Deferred compensation assets	21	501	—	—	522
Total assets	$21	$710	$27	$(21)	$737

Other Current Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$82	$—	$(82)	$—
Undesignated	—	135	—	(126)	9
Total liabilities	$—	$217	$—	$(208)	$9
(a) Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. Additionally, at June 27, 2026 and September 27, 2025, we had $54 million and $187 million, respectively, of net cash collateral with various counterparties where master netting arrangements exist and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Nine Months Ended
	June 27, 2026	June 28, 2025
Balance at beginning of year	$27	$28
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	—	—
Purchases	8	7
Issuances	—	—
Settlements	(16)	(8)
Balance at end of period	$19	$27
Total gains (losses) for the nine month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Derivative Assets and Liabilities
Our derivative financial instruments primarily include exchange-traded and over-the-counter contracts, which are further described in Note 10: Derivative Financial Instruments. We record our derivative financial instruments at fair value using quoted market prices, adjusted where necessary for credit and non-performance risk and internal models that use readily observable market inputs as their basis, including current and forward market prices and rates. We classify these instruments in Level 2 when quoted market prices can be corroborated utilizing observable current and forward commodity market prices on active exchanges or observable market transactions.
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
The following table sets forth our available-for-sale securities’ amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	June 27, 2026			September 27, 2025
	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)
Available-for-sale securities:
Debt securities:
U.S. treasury and agency	$72	$70	$(2)	$91	$90	$(1)
Corporate and asset-backed	19	19	—	27	27	—
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

We consider many factors in determining whether a loss is credit related, including the financial condition and near-term prospects of the issuer, borrower repayment characteristics for asset-backed securities, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no direct write-offs or allowances for credit losses in earnings for the nine months ended June 27, 2026 and June 28, 2025.
Deferred Compensation Assets
We maintain non-qualified deferred compensation plans for certain executives and other highly compensated team members. Investments are generally maintained within a trust and include money market funds, mutual funds and life insurance policies. The cash surrender value of the life insurance policies is invested primarily in mutual funds. The investments are recorded at fair value based on quoted market prices and are included in Other Assets in the Consolidated Condensed Balance Sheets. We classify the investments, which have observable market prices in active markets, in Level 1 as these are generally publicly-traded mutual funds. The remaining deferred compensation assets are classified in Level 2, as fair value can be corroborated based on observable market data. Realized and unrealized gains (losses) on deferred compensation are included in earnings.
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
In the first quarter of fiscal 2026, we recorded impairment charges of $75 million in Other, net in the Consolidated Condensed Statements of Income, related to our equity investments. These equity investments are included in Other Assets in the Consolidated Balance Sheets, do not have readily determinable fair values and were measured using a market approach which utilized Level 3 inputs. In the third quarter of fiscal 2025, we recorded a goodwill impairment charge of $343 million in our Beef segment. We estimated the fair value of our reporting units utilizing various valuation techniques, with the primary technique being a discounted cash flow method, which incorporated significant unobservable Level 3 inputs. Additionally, in the third quarter of fiscal 2025, we recorded a fixed asset impairment charge of $19 million as a result of our decision to sell a storage facility. This charge was recorded in Cost of Sales in the Consolidated Condensed Statements of Income and was derived using Level 3 inputs and was driven by management's estimate of the potential proceeds from the disposal of the assets. We did not have any other significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the nine months ended June 27, 2026 and June 28, 2025.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	June 27, 2026		September 27, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total debt	$7,769	$8,006	$8,658	$8,830

NOTE 12: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after-tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended						Nine Months Ended
	June 27, 2026			June 28, 2025			June 27, 2026			June 28, 2025
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to interest expense	$—	$—	$—	$1	$(1)	$—	$1	$—	$1	$2	$(1)	$1
(Gain) loss reclassified to cost of sales	(3)	1	(2)	3	—	3	8	(2)	6	22	(5)	17
Unrealized gain (loss)	(17)	5	(12)	(5)	1	(4)	7	(2)	5	(20)	5	(15)
Investments:
Unrealized gain (loss)	—	—	—	1	—	1	(1)	—	(1)	—	—	—
Currency translation:
Translation adjustment(a)	(3)	—	(3)	66	(2)	64	9	2	11	(19)	1	(18)
Translation loss reclassified to cost of sales	—	—	—	—	—	—	—	—	—	3	—	3
Total other comprehensive income (loss)	$(23)	$6	$(17)	$66	$(2)	$64	$24	$(2)	$22	$(12)	$—	$(12)
(a) Before and after tax translation adjustment for the three and nine months ended June 27, 2026 each included $(1) million of Comprehensive Income (Loss) Attributable to Noncontrolling Interests. Before and after tax translation adjustment for the three and nine months ended June 28, 2025 included $6 million and $(1) million of Comprehensive Income (Loss) Attributable to Noncontrolling Interests, respectively.
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
Significant expenses are expenses which are regularly provided to the CODM and are included in segment operating income (loss). These consist of segment cost of sales, segment selling, general and administrative expenses and various items affecting comparability. Segment Cost of Sales includes raw materials, direct labor and plant overhead, as well as purchasing and receiving costs, costs directly related to production planning, food safety and quality assurance costs and transportation and warehousing expenses, excluding the impact of items affecting comparability. Segment Selling, General and Administrative expenses include the costs to execute sales to customers, costs related to selling, marketing, advertising and promotional activities and other general and administrative operating costs that are not directly related to manufacturing as well as other expense items, excluding the impact of items affecting comparability. Items affecting comparability include restructuring and related charges (including network optimization), plant closure and disposal charges (net of gains), goodwill and intangible impairments, brand and product line discontinuations, facility fire related costs (net of insurance proceeds), and certain non-ordinary course legal, regulatory and other matters.

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
International
International includes our foreign operations in China, Europe, Malaysia, Mexico, South Korea, Thailand and the Kingdom of Saudi Arabia related to raising and processing live chickens into, and purchasing raw materials for fresh, frozen and value-added chicken products, as well as the distribution of chicken products and other protein and non-protein food products. Products are marketed to foodservice distributors and retailers and to other international markets.
Intersegment sales transactions, which were at market prices, are included in the segment sales in the tables below. Expenses, amortization, assets and additions to property, plant and equipment relating to corporate activities, as well as cash and cash equivalents, benefit plans and certain investments, are not allocated to segments in the tables below.

Information on segments and a reconciliation to income (loss) before income taxes are as follows (in millions):

					Three months ended June 27, 2026
	Beef	Pork	Chicken	Prepared Foods	International	Intersegment	Total
Sales(a)	$5,391	$1,580	$4,255	$2,557	$601	$(516)	$13,868
Segment Cost of Sales	5,511	1,511	3,771	2,125	526	(516)
Segment Selling, General and Administrative	18	9	94	111	27	—
Restructuring and related charges	4	—	1	9	—	—
Segment Operating Income (Loss)	$(142)	$60	$389	$312	$48	$—	$667
Corporate expenses(b)							(251)
Amortization							(54)
Operating Income (Loss)							$362
Other (Income) Expense:
Interest income							$(6)
Interest expense							98
Other, net							4
Income (Loss) before Income Taxes							$266

	Beef	Pork	Chicken	Prepared Foods	International	Unallocated (Corporate)	Total
Other segment information:
Depreciation	$33	$16	$134	$68	$14	$8	$273
Additions to property, plant and equipment	22	14	67	39	5	12	159
Total Assets	3,490	1,607	11,949	14,662	1,819	2,085	35,612

					Three months ended June 28, 2025
	Beef	Pork	Chicken	Prepared Foods	International	Intersegment	Total
Sales	$5,603	$1,506	$4,220	$2,515	$557	$(517)	$13,884
Segment Cost of Sales	5,698	1,446	3,665	2,065	482	(517)
Segment Selling, General and Administrative	21	10	107	116	30	—
Facility fire related costs (insurance proceeds)	—	—	—	—	(14)	—
Restructuring and related charges	—	—	(27)	(56)	—	—
Plant closure and disposal charges	—	—	—	—	(6)	—
Goodwill and intangible impairments	343	—	—	—	—	—
Segment Operating Income (Loss)	$(459)	$50	$475	$390	$65	$—	$521
Corporate expenses							(197)
Amortization(c)							(64)
Operating Income (Loss)							$260
Other (Income) Expense:
Interest income							$(15)
Interest expense							113
Other, net							(31)
Income (Loss) before Income Taxes							$193

	Beef	Pork	Chicken	Prepared Foods	International	Unallocated (Corporate)	Total
Other segment information:
Depreciation	$32	$14	$136	$61	$13	$6	$262
Additions to property, plant and equipment	39	11	114	42	13	8	227
Total Assets	3,485	1,571	11,842	14,795	1,853	2,918	36,464

					Nine months ended June 27, 2026
	Beef	Pork	Chicken	Prepared Foods	International	Intersegment	Total
Sales(a)	$16,367	$4,768	$12,753	$7,741	$1,760	$(1,555)	$41,834
Segment Cost of Sales	16,881	4,590	11,083	6,399	1,547	(1,555)
Segment Selling, General and Administrative	59	26	298	331	82	—
Restructuring and related charges	128	1	12	29	(1)	—
Legal contingency accruals	—	—	16	—	5	—
Segment Operating Income (Loss)	$(701)	$151	$1,344	$982	$127	$—	$1,903
Corporate expenses(b)							(642)
Amortization							(162)
Operating Income (Loss)							$1,099
Other (Income) Expense:
Interest income							$(27)
Interest expense							299
Other, net							75
Income (Loss) before Income Taxes							$752

	Beef	Pork	Chicken	Prepared Foods	International	Unallocated (Corporate)	Total
Other segment information:
Depreciation	$185	$46	$397	$187	$44	$26	$885
Additions to property, plant and equipment	68	35	291	120	22	20	556

					Nine months ended June 28, 2025
	Beef	Pork	Chicken	Prepared Foods	International	Intersegment	Total
Sales(a)	$16,134	$4,367	$12,426	$7,384	$1,707	$(1,437)	$40,581
Segment Cost of Sales	16,374	4,398	10,772	6,104	1,481	(1,437)
Segment Selling, General and Administrative	76	27	324	295	81	—
Facility fire related costs (insurance proceeds)	—	—	—	—	(14)	—
Restructuring and related charges	48	—	5	(31)	11	—
Plant closure and disposal charges	—	—	23	—	(6)	—
Goodwill and intangible impairments	343	—	—	—	—	—
Segment Operating Income (Loss)	$(707)	$(58)	$1,302	$1,016	$154	$—	$1,707
Corporate expenses							(574)
Amortization(c)							(193)
Operating Income (Loss)							$940
Other (Income) Expense:
Interest income							$(57)
Interest expense							343
Other, net							(47)
Income (Loss) before Income Taxes							$701

	Beef	Pork	Chicken	Prepared Foods	International	Unallocated (Corporate)	Total
Other segment information:
Depreciation	$134	$44	$399	$183	$46	$22	$828
Additions to property, plant and equipment	118	39	359	111	35	29	691

(a) Includes a $98 million legal contingency accrual for the Chicken segment for the three and nine months ended June 27, 2026. Includes $90 million and $60 million of legal contingency accruals for the Beef and Pork segments, respectively, for the nine months ended June 27, 2026. Includes $93 million and $250 million of legal contingency accruals for the Beef and Pork segments, respectively, for the nine months ended June 28, 2025.
(b) Includes $6 million of restructuring and related charges for the nine months ended June 27, 2026. Includes $73 million of executive leadership transition charges for the three and nine months ended June 27, 2026.
(c) Includes $5 million and $17 million of accelerated amortization related to brand and product line discontinuations for the three and nine months ended June 28, 2025, respectively.

The following tables further disaggregate our sales to customers by major distribution channels (in millions):

	Three months ended June 27, 2026
	Retail(d)	Foodservice(e)	International(f)	Industrial and Other(g)	Total External Customers	Intersegment	Total
Beef	$2,668	$1,428	$487	$661	$5,244	$147	$5,391
Pork	469	155	329	282	1,235	345	1,580
Chicken	1,833	1,627	270	501	4,231	24	4,255
Prepared Foods	1,479	949	65	64	2,557	—	2,557
International	—	—	601	—	601	—	601
Intersegment	—	—	—	—	—	(516)	(516)
Total	$6,449	$4,159	$1,752	$1,508	$13,868	$—	$13,868

	Three months ended June 28, 2025
	Retail(d)	Foodservice(e)	International(f)	Industrial and Other(g)	Total External Customers	Intersegment	Total
Beef	$2,786	$1,508	$529	$642	$5,465	$138	$5,603
Pork	453	152	274	274	1,153	353	1,506
Chicken	1,698	1,698	277	521	4,194	26	4,220
Prepared Foods	1,457	914	70	74	2,515	—	2,515
International	—	—	557	—	557	—	557
Intersegment	—	—	—	—	—	(517)	(517)
Total	$6,394	$4,272	$1,707	$1,511	$13,884	$—	$13,884

	Nine months ended June 27, 2026
	Retail(d)	Foodservice(e)	International(f)	Industrial and Other(g)	Total External Customers	Intersegment	Total
Beef	$8,161	$4,437	$1,525	$1,816	$15,939	$428	$16,367
Pork	1,427	469	1,031	782	3,709	1,059	4,768
Chicken	5,440	4,924	779	1,542	12,685	68	12,753
Prepared Foods	4,547	2,788	195	211	7,741	—	7,741
International	—	—	1,760	—	1,760	—	1,760
Intersegment	—	—	—	—	—	(1,555)	(1,555)
Total	$19,575	$12,618	$5,290	$4,351	$41,834	$—	$41,834

	Nine months ended June 28, 2025
	Retail(d)	Foodservice(e)	International(f)	Industrial and Other(g)	Total External Customers	Intersegment	Total
Beef	$8,090	$4,215	$1,774	$1,697	$15,776	$358	$16,134
Pork	1,449	404	921	589	3,363	1,004	4,367
Chicken	5,142	4,911	816	1,482	12,351	75	12,426
Prepared Foods	4,356	2,665	180	183	7,384	—	7,384
International	—	—	1,707	—	1,707	—	1,707
Intersegment	—	—	—	—	—	(1,437)	(1,437)
Total	$19,037	$12,195	$5,398	$3,951	$40,581	$—	$40,581
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
(g) Includes external sales to industrial food processing companies that further process our product to sell to end consumers and any remaining sales not included in the Retail, Foodservice or International categories. Additionally, for the three and nine months ended June 27, 2026, the Chicken segment included $98 million reduction in Other due to the recognition of a legal contingency accrual. For the nine months ended June 27, 2026, the Beef and Pork segments included $90 million and $60 million, respectively, reduction in Other due to the recognition of legal contingency accruals. For the nine months ended June 28, 2025, the Beef and Pork segments included $93 million and $250 million, respectively, reduction in Other due to the recognition of legal contingency accruals.
NOTE 14: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of grower loans, which are substantially collateralized by the underlying assets. The remaining terms of the underlying obligations cover periods up to 5 years, and the maximum potential amount of future payments as of June 27, 2026 was not significant. The likelihood of material payments under these guarantees is not considered probable. At June 27, 2026 and September 27, 2025, no significant liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum commitment associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum commitment as of June 27, 2026 was approximately $155 million. At June 27, 2026 and September 27, 2025, we did not have significant net receivables outstanding under these programs.
When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. These funds are generally considered restricted cash, which is reported in the Consolidated Condensed Balance Sheets in Other Assets. We had no deposits at June 27, 2026 and September 27, 2025. Additionally, under certain agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At June 27, 2026, the total amount under these types of arrangements totaled $806 million.

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
On February 11, 2025, the Court denied the defendants’ motion to dismiss the allegations brought by the Track Two plaintiffs. On March 7, 2025, the Court lifted the stay of discovery that had applied to the Track Two claims. Fact discovery in Track Two is now complete, and expert discovery has begun. The Court has entered a case schedule under which the first Track Two trial will begin in September 2027.
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
At June 27, 2026 and September 27, 2025, the legal contingency accrual for claims related to the Broiler Antitrust Civil Litigation matters described above was $139 million and $64 million, respectively. During the three and nine months ended June 27, 2026, the Company increased the contingency accrual for claims related to these matters by $98 million and did not record any contingency accruals during the same periods ended June 28, 2025. Additionally, during the first nine months of fiscal 2026 and fiscal 2025, the Company reduced its total recorded legal contingency accrual by $23 million and $22 million, respectively, for amounts it had paid related to these matters. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time. However, if facts and circumstances of the matter or assumptions based on present conditions used to determine our estimated liability were to significantly change, we may be exposed to additional material losses.
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

In the third quarter of fiscal 2024, we filed and joined motions for summary judgment. On March 31, 2025, the court denied those summary judgment motions as to the claims against the Company. The Company anticipates multiple trials in this matter in various federal districts. The first of these trials was scheduled to begin in May 2026 and involved civil claims brought by the United States Department of Justice and several state attorneys general against Agri Stats. The parties reached settlements and therefore the trial was cancelled. The next trial is scheduled to begin in September 2026. The Company has resolved the claims brought by the plaintiffs in this trial and will therefore not participate in the trial.
While we believe we have valid and meritorious defenses to the claims that have been made in the Pork Antitrust Civil Litigation, we have entered into and are further exploring the possibility of entering into settlements with plaintiff classes and opt-out plaintiffs in the Pork Antitrust Civil Litigation and related matters as a way to avoid the uncertainty, risk, expense and distraction of protracted litigation. On April 11, 2025, the Company reached an agreement in principle with the direct purchase class plaintiffs to settle their claims in this matter for an aggregate of $50 million. On April 28, 2025, the Court granted preliminary approval of this settlement. On September 25, 2025, the Company reached an agreement with the consumer indirect purchaser class to settle their claims in this matter for an aggregate of $85 million. On November 7, 2025, the Court granted preliminary approval of this settlement. On December 31, 2025, the Company executed an agreement with the commercial and institutional indirect plaintiff class to settle their claims in this matter for an aggregate of $48 million. On April 24, 2026, the Court granted preliminary approval of this settlement.
At June 27, 2026 and September 27, 2025, the legal contingency accrual for claims related to the Pork Antitrust Civil Litigation matter described above was $83 million and $268 million, respectively. In the first quarter of fiscal 2026, the Company increased the contingency accrual for claims related to this matter by $60 million. Additionally, during the first nine months of fiscal 2026, the Company reduced its recorded legal contingency accrual by $245 million for amounts paid related to this matter. During the second quarter of fiscal 2025, the Company increased the contingency accrual for claims related to this matter by $250 million, and during the first nine months of fiscal 2025, the Company made $50 million of payments. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time. However, if facts and circumstances of the matter or assumptions based on present conditions used to determine our estimated liability were to significantly change, we may be exposed to additional material losses.
Beef Antitrust Litigation and Related Matters
Beginning on April 23, 2019, a series of class action complaints were filed against us and our beef and pork subsidiary, Tyson Fresh Meats, Inc. (“Tyson Fresh Meats”), as well as other beef packer defendants, in various federal district courts, including the United States District Court for the Northern District of Illinois, the United States District Court for the District of Minnesota, and the United States District Court for the District of Kansas, by putative classes of direct purchasers, cattle ranchers, indirect purchasers, and indirect cattle producers. The putative classes in these cases allege that the defendants engaged in one or more conspiracies beginning in roughly January 2015 with the aim of reducing fed cattle prices, manipulating the price of live cattle futures and options traded on the Chicago Mercantile Exchange, artificially increasing the cost of beef, and reducing the price of cows, cattle, calves, steers or heifers. The putative classes allege that this conduct violated federal antitrust laws, the Grain Inspection, Packers and Stockyards Act of 1921, the Commodities Exchange Act, and various state unfair competition, consumer protection, and unjust enrichment laws. Their complaints seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. Since the original filing, certain putative class members have opted out of the matter and are proceeding with individual direct actions making similar claims, and others may do so in the future. These cases have been transferred to the United States District Court for the District of Minnesota for pretrial purposes. The fact discovery phase ended in early April 2025. The putative classes filed motions for class certification on September 25, 2024. On July 16, 2026, the Court issued an order granting certain motions for class certification and denying others.
On September 29, 2025, the Company reached an agreement with the consumer indirect purchaser plaintiff class to settle their claims in this matter for an aggregate of $55 million. The Court granted preliminary approval to this settlement on December 10, 2025. The Company paid the settlement on November 26, 2025. On December 12, 2025, the Company reached an agreement in principle with the direct purchaser plaintiff class to settle their claims in this matter for an aggregate of $80 million plus $2.5 million in administrative expenses. The Court granted preliminary approval to this settlement on May 14, 2026. The Company had paid the settlement on January 7, 2026. Also on December 12, 2025, the Company reached an agreement in principle with the commercial and institutional indirect plaintiff class to settle their claims in this matter for an aggregate of $47 million. The Court granted preliminary approval to this settlement on May 6, 2026, and the Company paid the settlement on June 2, 2026.
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
At June 27, 2026 and September 27, 2025, the legal contingency accrual for claims related to the Beef Antitrust Civil Litigation matter described above was $215 million and $318 million, respectively. In the first quarter of fiscal 2026, the Company increased the contingency accrual for claims related to this matter by $90 million. Additionally, during the first nine months of fiscal 2026, the Company reduced its recorded legal contingency accrual by $193 million for amounts paid related to this matter. During the nine months ended June 28, 2025, the Company increased the contingency accrual for claims related to this matter by $93 million and did not record any payments. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time. However, if facts and circumstances of the matter or assumptions based on present conditions used to determine our estimated liability were to significantly change, we may be exposed to additional material losses.
Wage Rate Litigation and Related Matters
Poultry. On August 30, 2019, a putative class of non-supervisory production and maintenance employees at chicken processing plants in the continental United States filed class action complaints against us and certain of our subsidiaries, as well as several other poultry processing companies, in the United States District Court for the District of Maryland. The plaintiffs allege that the defendants directly and through a wage survey and benchmarking service exchanged information regarding labor rates in an effort to depress and fix the rates of wages for non-supervisory production and maintenance workers in violation of federal antitrust laws. Additional lawsuits making similar allegations were consolidated, including an amended consolidated complaint containing additional allegations concerning turkey processing plants naming additional defendants. Following mediation, on June 14, 2024, the Company reached an agreement in principle with the putative class plaintiffs to settle all claims in the case for an aggregate amount of $115.5 million. On February 11, 2025, the court entered an order granting preliminary approval of the settlement, and on June 5, 2025, the court entered an order granting final approval of the settlement. While we believe we had valid and meritorious defenses against the allegations, we also believe that the proposed settlement is in the best interests of the Company and its shareholders to avoid the uncertainty, risk, expense and distraction of protracted litigation. During fiscal 2025, settlement payments of the accrued amount were paid as a result of the preliminary court approval. At September 27, 2025, there was no remaining accrual related to the Poultry wage rate litigation matter described above.
In December 2025 and January 2026, three groups, comprising in the aggregate of less than 300 individuals, who had opted out of the Poultry wage rate litigation class filed complaints against the Company and other Poultry wage rate litigation defendants in the Circuit Courts of Barbour County and Bullock County, Alabama. The complaints repeat the essential factual allegations from the Poultry wage rate litigation but assert solely state-law claims, and were settled for an immaterial amount.
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

Other Matters
Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (“NLRC”) from 1998 through July 1999. The complaint was filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines in 1995 by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In late 2004, a labor arbiter ruled against the respondents and awarded the complainants approximately $56 million in damages and fees. From 2004 through 2014, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. On December 15, 2016, we learned that the NLRC rendered its decision on November 29, 2016, regarding the respondents’ appeals from the labor arbiter’s 2004 ruling in favor of the complainants. The NLRC increased the award for 4,922 of the total 5,984 complainants to approximately $242 million. However, the NLRC approved a prior settlement reached with the group comprising approximately 18% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company agreed to pay each settling complainant approximately $1,108. The parties filed numerous appeals, motions for reconsideration and petitions for review related to the NLRC award and settlement payment. The Court of Appeals of the Philippines subsequently vacated the NLRC’s award on April 12, 2018. Complainants filed motions for reconsideration with the Court of Appeals which were denied. Claimants have since filed petitions for writ of certiorari with the Supreme Court of the Philippines, which have been accepted. The Company continues to maintain an accrual in an immaterial amount for estimated probable losses for this matter in the Company’s Consolidated Financial Statements. The Company does not believe that a range of possible loss, if any, in excess of the recorded accrual is reasonably estimable at this time.
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
Our President and Chief Executive Officer is the Chief Operating Decision Maker ("CODM") of the Company. Commencing in the first quarter of fiscal 2026, we no longer allocate corporate expenses and amortization to our segments as these items are no longer used by our CODM in assessing the performance of, and allocating resources to, the segments. Segment operating income (loss) is now defined as Operating Income (Loss) less corporate expenses and amortization to account for these changes. Corporate expenses are unallocated general and administrative costs including the costs of corporate functions, that are shared across multiple segments. Amortization includes amortization generated from intangible assets, including brands and trademarks, customer relationships, supply arrangements, patents and intellectual property, land use rights and software. All prior period amounts have been recast to reflect the new presentation of segment operating income (loss).

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
Overview
General
Sales were relatively flat in the third quarter of fiscal 2026 as decreased sales in our Beef segment were largely offset by increased sales in all other segments. Operating income of $362 million for the third quarter of fiscal 2026 increased $102 million compared to the same period last year, as we experienced higher segment operating income in our Beef and Pork segments, partially offset by lower segment operating income in our Chicken, Prepared Foods and International segments and increased corporate expenses. In the third quarter of fiscal 2026, our operating income was impacted by a $98 million legal contingency accrual, $73 million of executive leadership transition charges and $14 million of restructuring and related charges. In the third quarter of fiscal 2025, our operating income was impacted by a $343 million goodwill impairment charge, partially offset by $83 million of income related to restructuring and related activities, net of charges, including a gain on the sale of storage facilities.
Sales grew 3%, or $1,253 million, in the first nine months of fiscal 2026, driven by increased sales in all segments. Operating income of $1,099 million for the first nine months of fiscal 2026 increased 17% compared to the same period last year, as we experienced higher segment operating income in our Beef, Pork and Chicken segments, partially offset by lower segment operating income in our Prepared Foods and International segments and increased corporate expenses. In the first nine months of fiscal 2026, our operating income was impacted by $269 million of legal contingency accruals, $175 million of restructuring and related charges and $73 million of executive leadership transition charges. In the first nine months of fiscal 2025, our operating income was impacted by a $343 million goodwill impairment charge, $343 million of legal contingency accruals, $33 million of restructuring and related charges, $17 million of brand and product line discontinuation charges and $17 million of plant closures and disposal charges.
Market Environment
According to the United States Department of Agriculture, domestic protein production (beef, pork, chicken and turkey) increased in the third quarter of fiscal 2026 compared to the same period in fiscal 2025. The Beef segment continues to experience limited supply of market-ready cattle as well as increased cattle costs. Additionally, uncertainty exists regarding the timing of the cattle herd rebuilding. The Pork segment experienced adequate supply of market-ready hogs and decreased hog costs in the third quarter. The Chicken segment experienced moderating feed ingredient costs. The Prepared Foods segment is currently experiencing increased raw material costs primarily due to higher meat costs. Additionally, the International segment is currently experiencing increased raw material costs.
Geopolitical tensions in the Middle East have increased volatility in global energy and commodity markets, which have affected our cost structure, including transportation, freight, energy and cooking oil. Although these conditions have not had a material adverse effect on our results to date, continued or heightened volatility could result in significant impacts depending on the duration and severity of these conditions.
We are subject to changes in import and export policies, including trade restrictions, new or increased tariffs or quotas and customs restrictions through our international sales and operations. Our exports account for less than 10% of our business, primarily composed of chicken leg quarters and paws, boxed beef and variety meats of all proteins. As a result of changes in trade policies and tariffs both domestically and internationally, we may experience some sales disruptions and other impacts associated with tariffs. There is uncertainty regarding the impact changes may have on the price and demand of our products in the affected countries, commodity pricing, other general economic conditions and future changes that may have a material impact.
Margins
Our total operating margin for the third quarter of fiscal 2026 was 2.6%. Segment operating margins were as follows:
•Beef – (2.6)%
•Pork – 3.8%
•Chicken – 9.1%
•Prepared Foods – 12.2%
•International – 8.0%

Strategy
We are a world-class food company and recognized leader in protein. Our strategy is to deliver margins in the core protein business by driving efficiencies and valuing-up offerings to better serve consumers; grow our branded portfolio by innovating new occasions, categories and channels; and scale in international markets by delivering profitable value-added food offerings in high growth categories.
Commencing in fiscal 2025, the Company initiated a network optimization plan to optimize its global operations and logistics network. During the first nine months of fiscal 2026, the Company increased the estimated pretax charges by $155 million for additional actions approved to date under the network optimization plan. This increase reflects network changes in the Beef segment, including the closure of a harvesting facility and the transition of another facility to a single shift, the closure of a production facility in the Prepared Foods segment and efforts to reduce support costs across all segments and corporate functions. The estimated pretax charges decreased $23 million in the third quarter of fiscal 2026, due to an estimated gain on the sale of assets expected to close in the fourth quarter related to network changes in the Beef segment approved in the first quarter of fiscal 2026. As a result, we now expect to recognize total pretax net charges of $241 million for actions approved through June 27, 2026. These charges include $181 million of net charges that have resulted or will result in cash outflows and $190 million of non-cash charges, partially offset by a $107 million gain recognized from the sale of storage facilities and a $23 million estimated gain on the expected sale of assets in the Beef segment. Additionally, we have received $296 million of proceeds from the sale of storage facilities to date. Through the third quarter of fiscal 2026, we have recognized $240 million of the expected total pretax charges and estimate that the remaining $1 million of net charges will be incurred over future periods, including income of $20 million during the remainder of fiscal 2026, consisting of a $23 million estimated gain on the expected sale of assets in the Beef segment, partially offset by $3 million of charges. We expect to incur costs related to the network optimization plan over a multi-year period and anticipate additional charges in the future as further actions are approved. For further description, refer to Part I, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 5: Restructuring and Related Charges.
Summary of Results
Sales

in millions	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Sales	$13,868	$13,884	$41,834	$40,581
Change in sales volume	(2.8)%		(1.8)%
Change in average sales price	3.4%		4.6%
Sales growth	(0.1)%		3.1%
Third quarter – Fiscal 2026 vs Fiscal 2025
•Sales Volume – Sales were negatively impacted by lower sales volume, which accounted for a decrease in Sales of $392 million, as decreased sales volume in our Beef and International segments was partially offset by increased sales volume in our Pork, Chicken and Prepared Foods segments.
•Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase in Sales of $474 million, driven by price increases in all segments except Pork.
•The change in average sales price excludes a $98 million reduction of Sales from the recognition of a legal contingency accrual in the third quarter of fiscal 2026.
Nine months – Fiscal 2026 vs Fiscal 2025
•Sales Volume – Sales were negatively impacted by lower sales volume, which accounted for a decrease in Sales of $746 million, as decreased sales volume in our Beef and International segments was partially offset by increased sales volume in our Pork, Chicken and Prepared Foods segments.
•Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase in Sales of $1,904 million, driven by price increases in all segments.
•The change in average sales price excludes $248 million and $343 million reduction of Sales from the recognition of legal contingency accruals in the nine months ended June 27, 2026 and June 28, 2025, respectively.

Cost of Sales

in millions	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Cost of sales	$12,947	$12,743	$39,143	$37,745
Gross profit	921	1,141	2,691	2,836
Cost of sales as a percentage of sales	93.4%	91.8%	93.6%	93.0%
Third quarter – Fiscal 2026 vs Fiscal 2025
•Cost of sales increased $204 million. Lower sales volume decreased cost of sales $360 million, while higher input cost per pound increased cost of sales by $564 million.
•The $564 million impact of higher input cost per pound was driven by:
•Increase in cattle costs of approximately $525 million in our Beef segment.
•Increase in freight and transportation costs of approximately $105 million.
•Increase of $97 million related to restructuring and related charges.
•Increase of $40 million for a lower of cost or net realizable value inventory adjustment in our Beef segment.
•Increase in raw material and other input costs of approximately $30 million in our Prepared Foods segment.
•Decrease in hog costs of approximately $25 million in our Pork segment.
•The remaining decrease in costs across all of our segments primarily driven by net impacts on average cost per pound from mix changes and lower operating costs.
Nine months – Fiscal 2026 vs Fiscal 2025
•Cost of sales increased $1,398 million. Lower sales volume decreased cost of sales by $688 million, while higher input cost per pound increased cost of sales by $2,086 million.
•The $2,086 million impact of higher input cost per pound was driven by:
•Increase in cattle costs of approximately $1,975 million in our Beef segment.
•Increase in raw material and other input costs of approximately $190 million in our Prepared Foods segment.
•Increase in freight and transportation costs of approximately $150 million.
•Increase of $130 million related to restructuring and related charges.
•Increase of $40 million for a lower of cost or net realizable value inventory adjustment in our Beef segment.
•Increase in hog costs of approximately $30 million in our Pork segment.
•Increase of $21 million related to the recognition of legal contingency accruals in our Chicken and International segments in fiscal 2026.
•Decrease of approximately $60 million related to decreased feed ingredient costs in our Chicken segment.
•Decrease due to net derivative losses of $4 million in the first nine months of fiscal 2026 compared to net derivative losses of $50 million in the first nine months of fiscal 2025, both due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed ingredient costs described herein.
•Decrease of $17 million due to lower plant closures and disposal charges.
•The remaining decrease in costs across all of our segments primarily driven by net impacts on average cost per pound from mix changes and lower operating costs.
Selling, General and Administrative

in millions	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Selling, general and administrative expense	$559	$538	$1,592	$1,553
As a percentage of sales	4.0%	3.9%	3.8%	3.8%
Third quarter – Fiscal 2026 vs Fiscal 2025
•Increase of $21 million in selling, general and administrative expenses was primarily driven by:
•Increase of $73 million related to executive leadership transition charges recognized in fiscal 2026.
•Decrease of $40 million in team member costs, primarily from performance-based compensation and gains related to deferred compensation.

•Decrease of $10 million in amortization, primarily from brand and product line discontinuations in the prior year.
Nine months – Fiscal 2026 vs Fiscal 2025
•Increase of $39 million in selling, general and administrative expenses was primarily driven by:
•Increase of $73 million related to executive leadership transition charges recognized in fiscal 2026.
•Increase of $51 million in marketing, advertising and promotion expenses.
•Increase of $15 million from a legal settlement gain recognized in fiscal 2025, with no corresponding income in fiscal 2026.
•Increase of $12 million in restructuring and related charges.
•Decrease of $53 million in team member costs, primarily from performance-based compensation.
•Decrease of $31 million in amortization, primarily from brand and product line discontinuations in the prior year.
•Decrease of $18 million due to lower bad debt expense.
•Decrease of $16 million in professional fees.
Goodwill Impairment

in millions	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Goodwill Impairment	$—	$343	$—	$343
Third quarter and nine months – Fiscal 2026 vs Fiscal 2025
•We recorded a $343 million goodwill impairment charge in the Beef segment in the third quarter of fiscal 2025.
Interest (Income) Expense

in millions	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Interest income	$(6)	$(15)	$(27)	$(57)
Interest expense	98	113	299	343
Third quarter and nine months – Fiscal 2026 vs Fiscal 2025
•The decrease in interest income for the third quarter and nine months ended June 27, 2026 was primarily due to lower average cash and cash equivalents held.
•The decrease in interest expense for the third quarter and nine months ended June 27, 2026 was primarily due to lower interest expense related to the repayment of the March 2026 Notes in the second quarter of fiscal 2026, partially offset by the issuance of the February 2036 Notes in the second quarter of fiscal 2026. Additionally, the nine months ended benefited from the repayment of term loans in the second quarter of fiscal 2025.
Other (Income) Expense, net

in millions	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Total other (income) expense, net	$4	$(31)	$75	$(47)
Third quarter and nine months – Fiscal 2026
•Included $18 million of restructuring and related charges and $10 million of foreign exchange losses, partially offset by $27 million of joint venture earnings in the third quarter of fiscal 2026. Included $75 million impairment of equity investments and $20 million of restructuring and related charges, partially offset by $29 million of joint venture earnings in the first nine months of fiscal 2026.
Third quarter and nine months – Fiscal 2025
•Included $23 million of joint venture earnings and $11 million of foreign exchange gains in the third quarter of fiscal 2025. Included $50 million of joint venture earnings and $7 million of fire insurance proceeds, partially offset by $7 million of foreign exchange losses in the first nine months of fiscal 2025.

Effective Tax Rate

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Effective tax rate	30.1%	64.5%	28.2%	36.0%
Third quarter – Fiscal 2026 vs Fiscal 2025
•The decrease in the effective tax rate for the third quarter of fiscal 2026 was due to a $343 million non-deductible goodwill impairment in the third quarter of fiscal 2025, partially offset by non-deductible officer compensation expense in the third quarter of fiscal 2026.
Nine months – Fiscal 2026 vs Fiscal 2025
•The decrease in the effective tax rate for the first nine months of fiscal 2026 was due to a $343 million non-deductible goodwill impairment in the third quarter of fiscal 2025.
Net Income Attributable to Tyson

in millions, except per share data	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net income attributable to Tyson	$182	$61	$527	$427
Net income attributable to Tyson – per diluted share	0.52	0.17	1.49	1.20
Third quarter – Fiscal 2026 – Net income attributable to Tyson included the following items:
•$98 million pretax, or ($0.20) per diluted share, of legal contingency accruals.
•$73 million pretax, or ($0.21) per diluted share, related to the executive leadership transition charges (non-tax deductible).
•$32 million pretax, or ($0.06) per diluted share, of restructuring and related charges.
Nine months – Fiscal 2026 – Net income attributable to Tyson included the following items:
•$269 million pretax, or ($0.57) per diluted share, of legal contingency accruals.
•$195 million pretax, or ($0.41) per diluted share, of restructuring and related charges.
•$73 million pretax, or ($0.21) per diluted share, related to the executive leadership transition charges (non-tax deductible).
•$73 million pretax, or ($0.15) per diluted share, related to an impairment of equity investments.
Third quarter – Fiscal 2025 – Net income attributable to Tyson included the following items:
•$343 million pretax, or ($0.96) per diluted share, related to a goodwill impairment (non-tax deductible).
•$83 million pretax, or $0.18 per diluted share, of restructuring and related gains, net of charges.
•$14 million pretax, or $0.04 per diluted share, of production facility fire insurance proceeds, net of costs.
•$6 million pretax, or $0.01 per diluted share, of plant closure and disposal income, net of charges.
•$5 million pretax, or ($0.01) per diluted share, of brand and product line discontinuations.
Nine months – Fiscal 2025 – Net income attributable to Tyson included the following items:
•$343 million pretax, or ($0.96) per diluted share, related to a goodwill impairment (non-tax deductible).
•$343 million pretax, or ($0.73) per diluted share, of legal contingency accruals.
•$33 million pretax, or ($0.08) per diluted share, of restructuring and related charges.
•$17 million pretax, or ($0.04) per diluted share, of brand and product line discontinuations.
•$17 million pretax, or ($0.04) per diluted share, of plant closure and disposal charges.
•$21 million pretax, or $0.08 per diluted share, of facility fire related insurance proceeds, net of costs.

Segment Results
We operate in five segments: Beef, Pork, Chicken, Prepared Foods and International. The following table is a summary of sales and segment operating income (loss), which is how we measure segment profit. Commencing in the first quarter of fiscal 2026, segment operating income (loss) is defined as Operating Income (Loss) less corporate expenses and amortization to account for these changes. Corporate expenses are unallocated general and administrative costs, including the costs of corporate functions, that are shared across multiple segments. Amortization includes amounts generated from intangible assets including brands and trademarks, customer relationships, supply arrangements, patents and intellectual property, land use rights and software. All prior period amounts have been recast to reflect the new presentation of segment operating income (loss).

in millions	Sales
	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Beef	$5,391	$5,603	$16,367	$16,134
Pork	1,580	1,506	4,768	4,367
Chicken	4,255	4,220	12,753	12,426
Prepared Foods	2,557	2,515	7,741	7,384
International	601	557	1,760	1,707
Intersegment sales	(516)	(517)	(1,555)	(1,437)
Total	$13,868	$13,884	$41,834	$40,581

in millions	Segment Operating Income (Loss)
	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Beef	$(142)	$(459)	$(701)	$(707)
Pork	60	50	151	(58)
Chicken	389	475	1,344	1,302
Prepared Foods	312	390	982	1,016
International	48	65	127	154
Total	$667	$521	$1,903	$1,707
Corporate Expenses	(251)	(197)	(642)	(574)
Amortization	(54)	(64)	(162)	(193)
Operating Income (Loss)	$362	$260	$1,099	$940

Items affecting comparability include restructuring and related charges (including network optimization), plant closures and disposal charges (net of gains), goodwill and intangible impairments, brand and product line discontinuations, facility fire-related costs (net of insurance proceeds), and certain non-ordinary course legal, regulatory and other matters. The following table summarizes expenses impacting comparability by segment, as well as corporate expenses and amortization (in millions):

	Segment Operating Income (Loss)					Operating Income (Loss)
	Beef	Pork	Chicken	Prepared Foods	Inter- national	Corporate Expenses	Amortiza- tion	Total
Third Quarter of Fiscal 2026:
Restructuring and related charges	$4	$—	$1	$9	$—	$—	$—	$14
Legal contingency accruals	—	—	98	—	—	—	—	98
Executive leadership transition charges	—	—	—	—	—	73	—	73

Third Quarter of Fiscal 2025:
Facility fire related costs (insurance proceeds)	—	—	—	—	(14)	—	—	(14)
Brand and product line discontinuations	—	—	—	—	—	—	5	5
Restructuring and related charges	—	—	(27)	(56)	—	—	—	(83)
Plant closure and disposal charges	—	—	—	—	(6)	—	—	(6)
Goodwill and intangible impairments	343	—	—	—	—	—	—	343

Nine Months of Fiscal 2026:
Restructuring and related charges	128	1	12	29	(1)	6	—	175
Legal contingency accruals	90	60	114	—	5	—	—	269
Executive leadership transition charges	—	—	—	—	—	73	—	73

Nine Months of Fiscal 2025:
Facility fire related costs (insurance proceeds)	—	—	—	—	(14)	—	—	(14)
Brand and product line discontinuations	—	—	—	—	—	—	17	17
Restructuring and related charges	48	—	5	(31)	11	—	—	33
Legal contingency accruals	93	250	—	—	—	—	—	343
Plant closure and disposal charges	—	—	23	—	(6)	—	—	17
Goodwill and intangible impairments	343	—	—	—	—	—	—	343
Beef Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 27, 2026	June 28, 2025	Change	June 27, 2026	June 28, 2025	Change
Sales	$5,391	$5,603	$(212)	$16,367	$16,134	$233
Sales volume change			(15.9)%			(12.0)%
Average sales price change			12.1%			13.4%
Segment operating income (loss)	$(142)	$(459)	$317	$(701)	$(707)	$6
Segment operating margin	(2.6)%	(8.2)%		(4.3)%	(4.4)%
Third quarter and nine months – Fiscal 2026 vs Fiscal 2025
•Sales Volume - Sales volume decreased in the third quarter and first nine months of fiscal 2026 due to lower head harvested related to reduced cattle availability and network optimization, partially offset by higher average carcass weights.
•Average Sales Price - Average sales price increased in the third quarter and first nine months of fiscal 2026 primarily due to increased input costs and strong demand. The change in average sales price for the nine months ended fiscal 2026 and fiscal 2025 excludes the impact of $90 million and $93 million, respectively, of legal contingency accruals recognized as reductions to Sales.

•Segment Operating Income (Loss) - Segment operating loss decreased in the third quarter and first nine months of fiscal 2026 primarily due to the absence of a goodwill impairment charge recognized in fiscal 2025 and the benefits of network optimization, partially offset by compressed beef margins, a $40 million lower of cost or net realizable value inventory adjustment in the third quarter of fiscal 2026, increased restructuring and related charges and higher freight and transportation costs. In the third quarter and first nine months of fiscal 2026, Beef had net derivative losses of $21 million and $33 million, respectively, compared to net derivative gains of $12 million and $35 million in the third quarter and first nine months of fiscal 2025, respectively, due to our risk management activities, which exclude offsetting impacts from related physical purchase transactions.
Pork Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 27, 2026	June 28, 2025	Change	June 27, 2026	June 28, 2025	Change
Sales	$1,580	$1,506	$74	$4,768	$4,367	$401
Sales volume change			5.2%			3.7%
Average sales price change			(0.3)%			0.9%
Segment operating income (loss)	$60	$50	$10	$151	$(58)	$209
Segment operating margin	3.8%	3.3%		3.2%	(1.3)%
Third quarter and nine months – Fiscal 2026 vs Fiscal 2025
•Sales Volume - Sales volume increased in the third quarter and first nine months of fiscal 2026 due to higher head harvested and higher average carcass weights.
•Average Sales Price - Average sales price slightly decreased in the third quarter of fiscal 2026 primarily driven by lower input costs and increased in the first nine months of fiscal 2026 primarily driven by higher input costs. The change in average sales price for the nine months ended fiscal 2026 and fiscal 2025 excludes the impact of $60 million and $250 million, respectively, of legal contingency accruals recognized as reductions to Sales.
•Segment Operating Income (Loss) - Segment operating income increased for the first nine months of fiscal 2026 primarily due to lower legal contingency accruals recorded in fiscal 2026 compared to fiscal 2025. Additionally, the increase in segment operating income in the third quarter and first nine months of fiscal 2026 benefited from increased sales volume, partially offset by increased operating costs.
Chicken Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 27, 2026	June 28, 2025	Change	June 27, 2026	June 28, 2025	Change
Sales	$4,255	$4,220	$35	$12,753	$12,426	$327
Sales volume change			1.0%			2.1%
Average sales price change			2.2%			1.3%
Segment operating income	$389	$475	$(86)	$1,344	$1,302	$42
Segment operating margin	9.1%	11.3%		10.5%	10.5%
Third quarter and nine months – Fiscal 2026 vs Fiscal 2025
•Sales Volume - Sales volume increased in the third quarter and first nine months of fiscal 2026 primarily due to increased domestic production.
•Average Sales Price - Average sales price increased in the third quarter and first nine months of fiscal 2026 primarily due to mix. The change in average sales price for the third quarter and first nine months of fiscal 2026 excludes the impact of a $98 million legal contingency accrual recognized as a reduction to Sales.
•Segment Operating Income -
Third quarter – Fiscal 2026 vs Fiscal 2025
•Segment operating income in the third quarter decreased due to the recognition of a legal contingency accrual in fiscal 2026, higher freight and transportation costs and higher restructuring and related charges due to the absence of a gain on the sale of storage facilities recognized in the third quarter of fiscal 2025. These decreases were partially offset by improved live and breeding stock performance and increased sales volume.

Nine months – Fiscal 2026 vs Fiscal 2025
•Segment operating income in the first nine months increased due to improved live and breeding stock performance, lower feed ingredient costs and the absence of plant closure and disposal charges recognized in fiscal 2025, partially offset by legal contingency accruals recorded in fiscal 2026, higher freight and transportation costs and higher restructuring and related charges due to the absence of a gain on the sale of storage facilities recognized in the third quarter of fiscal 2025. In the first nine months of fiscal 2026, Chicken had net derivative gains of $12 million compared to net derivative losses of $64 million in the first nine months of fiscal 2025 due to our risk management activities, which exclude offsetting impacts from related physical purchase transactions.
Prepared Foods Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 27, 2026	June 28, 2025	Change	June 27, 2026	June 28, 2025	Change
Sales	$2,557	$2,515	$42	$7,741	$7,384	$357
Sales volume change			0.1%			0.2%
Average sales price change			1.6%			4.6%
Segment operating income	$312	$390	$(78)	$982	$1,016	$(34)
Segment operating margin	12.2%	15.5%		12.7%	13.8%
Third quarter and nine months – Fiscal 2026 vs Fiscal 2025
•Sales Volume – Sales volume increased in the third quarter and first nine months of fiscal 2026 driven by growth in retail.
•Average Sales Price – Average sales price increased in the third quarter and first nine months of fiscal 2026 due to the pass-through of increased raw material costs and sales channel mix.
•Segment Operating Income – Segment operating income decreased in the third quarter and first nine months of fiscal 2026 due to higher restructuring and related charges resulting from the absence of a gain on the sale of storage facilities recognized in the third quarter of fiscal 2025, higher raw material, freight and transportation costs and increased marketing, advertising and promotional spend. These decreases were partially offset by higher average sales price and improved operational execution.
International Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 27, 2026	June 28, 2025	Change	June 27, 2026	June 28, 2025	Change
Sales	$601	$557	$44	$1,760	$1,707	$53
Sales Volume Change			(3.5)%			(1.8)%
Average Sales Price Change			11.4%			4.9%
Segment operating income	$48	$65	$(17)	$127	$154	$(27)
Segment operating margin	8.0%	11.7%		7.2%	9.0%
Third quarter and nine months – Fiscal 2026 vs Fiscal 2025
•Sales – Sales increased in the third quarter and first nine months of fiscal 2026 as the increase in average sales price and impact from foreign exchange translation gains more than offset the decrease in sales volume.
•Segment Operating Income – Segment operating income decreased in the third quarter and first nine months of fiscal 2026 due to increased input costs and the absence of insurance proceeds from facility fire related costs and remuneration recognized from plant closure and disposal charges in fiscal 2025, partially offset by improved performance. Additionally, segment operating income in the first nine months of fiscal 2026 was impacted by a legal contingency accrual recognized in the first quarter of fiscal 2026 and benefited from lower restructuring and related charges.

Corporate Expenses and Amortization

in millions	Three Months Ended			Nine Months Ended
	June 27, 2026	June 28, 2025	Change	June 27, 2026	June 28, 2025	Change
Corporate Expenses	$(251)	$(197)	$(54)	$(642)	$(574)	$(68)
Amortization	(54)	(64)	10	(162)	(193)	31
Third quarter and nine months – Fiscal 2026 vs Fiscal 2025
•Corporate Expenses –
Third quarter – Fiscal 2026 vs Fiscal 2025
•Corporate expenses increased in the third quarter of fiscal 2026 primarily due to $73 million of executive leadership transition charges recognized in fiscal 2026, which were partially offset by $8 million of increased gains related to deferred compensation and lower team member costs primarily from performance-based compensation.
Nine months – Fiscal 2026 vs Fiscal 2025
•Corporate expenses increased in the first nine months of fiscal 2026 primarily due to $73 million of executive leadership transition charges recognized in fiscal 2026 and a $15 million legal settlement gain recognized in fiscal 2025, with no corresponding income in fiscal 2026, which were partially offset by decreased professional fees, a $7 million gain on the sale of a corporate asset and lower team member costs primarily from performance-based compensation.
•Amortization – Amortization decreased in the third quarter and first nine months of fiscal 2026 primarily due to the lapping of $5 million and $17 million of accelerated amortization related to brand and product line discontinuation charges in the third quarter and first nine months of fiscal 2025, respectively.
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
Cash Flows from Operating Activities

in millions	Nine Months Ended
	June 27, 2026	June 28, 2025
Net income	$540	$449
Non-cash items in net income	1,319	1,362
Net changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	67	(48)
(Increase) decrease in inventories	(275)	(194)
Increase (decrease) in accounts payable	240	(5)
Increase (decrease) in income taxes payable/receivable	(155)	69
Net changes in other operating assets and liabilities	(267)	(13)
Net cash provided by operating activities	$1,469	$1,620
•Non-cash items in net income primarily included depreciation and amortization of $1,055 million and $1,029 million for the nine months ended June 27, 2026 and June 28, 2025, respectively, impairment of equity investments of $75 million for the nine months ended June 27, 2026 and a $343 million goodwill impairment in the first nine months ended June 28, 2025.
•Cash provided by operating activities for the first nine months of fiscal 2026 was $1,469 million, a decrease of $151 million compared to the first nine months of fiscal 2025, as the $48 million of higher earnings, net of non-cash items, was more than offset by a $199 million decrease in cash provided by the net changes in operating assets and liabilities, which were primarily impacted by:
•A decrease of $254 million due to a decrease in the net changes in other operating assets and liabilities of $267 million in the first nine months of fiscal 2026, compared to a decrease of $13 million in the first nine months of fiscal 2025, primarily due to an increase in payments of accrued legal contingencies.

•A decrease of $224 million due to a decrease in income taxes payable/receivable of $155 million in the first nine months of fiscal 2026, compared to an increase of $69 million in the first nine months of fiscal 2025, primarily due to lower taxable income and settlements of state and local audits in fiscal 2026.
•Partially offset by:
•An increase of $245 million due to an increase in accounts payable of $240 million in the first nine months of fiscal 2026, compared to a decrease of $5 million in the first nine months of fiscal 2025, primarily due to an increase in days payable outstanding.
•An increase of $115 million due to a decrease in accounts receivable of $67 million in the first nine months of fiscal 2026, compared to an increase of $48 million in the first nine months of fiscal 2025, primarily due to the timing of higher sales at the end of fiscal year 2025.
Cash Flows from Investing Activities

in millions	Nine Months Ended
	June 27, 2026	June 28, 2025
Additions to property, plant and equipment	$(556)	$(691)
Proceeds from sale of (purchases of) marketable securities, net	28	(3)
Proceeds from sale of storage facilities	44	252
Acquisition of equity investments	—	(5)
Other, net	64	42
Net cash used for investing activities	$(420)	$(405)
•Additions to property, plant and equipment included spending for production growth, safety, animal well-being, new equipment, infrastructure replacements and upgrades to maintain competitive standing and position us for future opportunities.
•We expect capital expenditures of $0.7 billion to $0.9 billion in fiscal 2026. Capital expenditures include investments in profit improvement projects as well as projects for maintenance and repairs.
•Proceeds from sale of storage facilities related to the sale of multiple Tyson-owned and operated cold storage facilities.
Cash Flows from Financing Activities

in millions	Nine Months Ended
	June 27, 2026	June 28, 2025
Proceeds from issuance of debt	$564	$63
Payments on debt	(1,435)	(876)
Proceeds from issuance of commercial paper	945	—
Repayments of commercial paper	(945)	—
Purchases of Tyson Class A common stock	(123)	(42)
Dividends	(529)	(524)
Stock options exercised	26	20
Other, net	(49)	(18)
Net cash used for financing activities	$(1,546)	$(1,377)
•During the first nine months of fiscal 2026, proceeds from the issuance of debt included $498 million of net proceeds from the 4.95% Notes due February 2036.
•During the nine months ended June 27, 2026, payments on debt using cash on hand and proceeds received from issuance of debt included a $440 million repayment of the outstanding term loan due May 2028, an $800 million repayment of the outstanding March 2026 Notes and $75 million of repurchases of senior notes on the open market. Payments on debt during the nine months ended June 28, 2025 included a $750 million payment on our term loan due May 2026.
•Dividends paid during the nine months ended June 27, 2026 reflected a 2% increase to our fiscal 2025 quarterly dividend rate.
•Subsequent to June 27, 2026, the Company repurchased an additional 0.9 million shares of its Class A common stock on the open market for an aggregate purchase price of approximately $49 million under its existing share repurchase program.

Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available at June 27, 2026
Cash and cash equivalents					$740
Short-term investments					—
Revolving credit facility	April 2030	$2,500	$—	$—	2,500
Revolving term loan credit facility	December 2028	750	—	—	750
Commercial paper					—
Total liquidity					$3,990
•Liquidity includes cash and cash equivalents, short-term investments, availability under our revolving credit facility and availability under our revolving term loan credit facility, less the outstanding commercial paper balance.
•At June 27, 2026, we had current debt of $1,427 million, which we intend to pay with our existing cash balance, cash generated from our operating activities and other existing or new liquidity sources.
•The revolving credit facility supports our short-term funding needs and also serves to backstop our commercial paper program. We had no borrowings under the revolving credit facility during the nine months ended June 27, 2026.
•In the first quarter of fiscal 2026, we entered into a $750 million revolving term loan credit facility. The facility will mature and the commitment thereunder will terminate in December 2028. The Company may make an election to convert all or part of the outstanding borrowings into one or more term loans that will mature up to seven years after the facility's maturity date. Interest on borrowings under the facility is based either on term or daily simple secured overnight financing rates, with an applicable spread, or an alternative base rate with an applicable spread. The facility contains covenants and other terms that are generally consistent with those of our revolving credit facility. We had no borrowings under the revolving term loan facility during the three or nine months ended June 27, 2026.
•We expect net interest expense to approximate $365 million for fiscal 2026.
•Our ratio of short-term assets to short-term liabilities ("current ratio") was 1.4 to 1 at June 27, 2026 and 1.6 to 1 at September 27, 2025. The decrease in fiscal 2026 is primarily due to the reclassification of the June 2027 Notes from long-term debt to current debt and decreased cash and cash equivalents, partially offset by decreased other current liabilities.
•At June 27, 2026, $480 million of our cash was held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. We manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. We intend to repatriate excess cash (net of applicable withholding taxes) not subject to regulatory requirements and to indefinitely reinvest the remainder of cash held by foreign subsidiaries outside of the United States. We do not expect the regulatory restrictions or taxes on repatriation to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.
Capital Resources
Credit and Term Loan Facilities
Cash flows from operating activities and cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $2.5 billion, to provide additional liquidity for working capital needs and to backstop our commercial paper program. Additionally, we have a revolving term loan credit facility, with a committed capacity of $750 million, to provide additional liquidity.
At June 27, 2026, amounts available for borrowing under our revolving credit and term loan facilities totaled $3.3 billion. Our revolving credit facility is funded by a syndicate of 17 banks, with commitments ranging from $50 million to $225 million per bank.
Commercial Paper Program
Our commercial paper program provides a low-cost source of borrowing to fund general corporate purposes including working capital requirements. The maximum borrowing capacity under the commercial paper program is $1.75 billion. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. As of June 27, 2026, we had no commercial paper outstanding under this program. Our ability to access commercial paper in the future may be limited or its costs increased.

Credit Ratings
Revolving Credit Facility
The below table outlines the fees paid on the unused portion of the facility (“Facility Fee Rate”) and letter of credit fees and borrowings (“Borrowing Spread”) that corresponds to the applicable ratings levels from S&P Global Ratings, a division of S&P Global Inc., and its successors (“S&P”) and Moody’s Investors Service, Inc., a subsidiary of Moody's Corporation, and its successors (“Moody’s”). S&P's applicable rating is “BBB” and Moody’s applicable rating is “Baa2”.

Ratings Level (Moody’s/S&P)	Facility Fee Rate	Borrowing Spread
A3/A- or above	0.090%	0.785%
Baa1/BBB+	0.100%	0.900%
Baa2/BBB (current level)	0.110%	1.015%
Baa3/BBB-	0.150%	1.100%
Ba1/BB+ or lower	0.200%	1.175%
Revolving Term Loan Credit Facility
The below table outlines the commitment fee on any unused borrowing capacity and the borrowing spread on the outstanding principal balance of our revolving term loan credit facility that corresponds to the applicable ratings levels from S&P and Moody’s and the designated tranche. Borrowings under the revolving term loan are separated into Tranche A, B, C or D with options to convert all or part of the outstanding borrowings into term loans that will mature one, three, five or seven years, respectively, after the facility's maturity date.

Ratings Level (Moody’s/S&P)	Commitment Fee	Tranche A and B Borrowing Spread	Tranche C Borrowing Spread	Tranche D Borrowing Spread
Baa1/BBB+ or above	0.100%	1.500%	1.575%	1.725%
Baa2/BBB (current level)	0.110%	1.600%	1.700%	1.850%
Baa3/BBB-	0.150%	1.725%	1.825%	1.975%
Ba1/BB+ or lower	0.200%	1.975%	2.075%	2.225%
In the event the rating levels differ, the Applicable Rate will be based upon the higher of the two Levels; however, if the split exceeds one notch, the Applicable Rate will be based on the Level one notch below the higher Level.
Debt Covenants
Our revolving credit facility and term loan credit facility contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; make acquisitions and investments; dispose of or transfer assets; change the nature of our business; engage in certain transactions with affiliates; and enter into hedging transactions, in each case subject to certain qualifications and exceptions. In addition, we are required to maintain a minimum interest expense coverage ratio.
Our senior notes also contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens; engage in certain sale/leaseback transactions; and engage in certain consolidations, mergers and sales of assets.
We were in compliance with all debt covenants at June 27, 2026 and we expect that we will maintain compliance.
RECENTLY ISSUED/ADOPTED ACCOUNTING PRONOUNCEMENTS
Refer to the discussion of recently issued/adopted accounting pronouncements under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies.
CRITICAL ACCOUNTING ESTIMATES
We consider accounting policies related to: contingent liabilities; revenue recognition; accrued self-insurance; defined benefit pension plans; impairment of long-lived assets and definite life intangibles; impairment of goodwill and indefinite life intangible assets; business combinations; and income taxes to be critical accounting estimates. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 27, 2025. Refer to Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies, for updates to our significant accounting policies during the nine months ended June 27, 2026. These critical accounting policies require us to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes.

As further described in the impairment of goodwill and indefinite life intangible assets critical accounting estimate included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2025, we assess goodwill and indefinite life assets for impairment at least annually as of the first day of the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may exceed the fair value. Our qualitative assessment for the first three quarters of fiscal 2026 did not indicate that it was more likely than not that the fair value of any of our reporting units or indefinite life intangible assets was less than the carrying amount, and as such, no quantitative impairment test was deemed necessary. We consider reporting units and indefinite life intangible assets that have 20% or less excess fair value over carrying amount to have a heightened risk of impairment. One of our International reporting units, which had goodwill of $0.2 billion at June 27, 2026, was considered at heightened risk of impairment as of the date of the most recent estimated fair value determination, which was in the fourth quarter of fiscal 2025. All of our other remaining reporting units and indefinite life intangible assets' estimated fair values exceeded their carrying values by more than 20% as of their most recent assessments.
We continuously evaluate the changing macro-economic conditions including inflationary pressures, rising interest rates, demand outlook and export markets, as well as the Company's market capitalization. The estimated fair value of our reporting unit designated to have a heightened risk of impairment remains highly sensitive to future discount rate increases, changing macro-economic conditions and achievement of projected long-term operating margins. As of the latest fair value assessment in the fourth quarter of fiscal 2025, we estimated discount rates utilized in the discounted cash flow method would have to increase by more than approximately 125 basis points, with all other assumptions unchanged, before the carrying value of the International reporting unit at heightened risk of impairment would exceed its fair value. Although our remaining reporting units and all indefinite life intangible assets had more than 20% excess fair value over their carrying amounts as of the date of the most recent estimated fair value determination, they are also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future.
CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain information in this report constitutes forward-looking statements. Such forward-looking statements include, but are not limited to, current views and estimates of our outlook for fiscal 2026, other future economic circumstances, industry conditions in domestic and international markets, and our performance and financial results (e.g., debt levels, return on invested capital, value-added product growth, capital expenditures, tax rates, access to foreign markets and dividend policy). These forward-looking statements are subject to a number of factors and uncertainties that could cause our actual results and experiences to differ materially from anticipated results and expectations expressed in such forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) the effectiveness of financial excellence programs or operational optimization plans; (ii) access to, and inputs from, foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (iii) global pandemics have had, and may in the future have, an adverse impact on our business and operations; (iv) cyber attacks, other cyber incidents, security breaches or other disruptions of our information technology systems; (v) risks associated with our failure to consummate favorable acquisition transactions or integrate certain acquisitions’ operations; (vi) the Tyson Limited Partnership’s ability to exercise significant control over the Company; (vii) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (viii) market conditions for finished products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (ix) outbreak of a livestock disease (such as African swine fever (ASF), avian influenza (AI), New World screwworm or bovine spongiform encephalopathy (BSE)), which could have an adverse effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to conduct our operations; (x) changes in consumer preference and diets and our ability to identify and react to consumer trends; (xi) effectiveness of advertising and marketing programs; (xii) significant marketing plan changes by large customers or loss of one or more large customers; (xiii) our ability to leverage brand value propositions; (xiv) changes in availability and relative costs of labor and contract farmers and our ability to maintain good relationships with team members, labor unions, contract farmers and independent producers providing us livestock; (xv) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (xvi) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws; (xvii) the effect of climate change and any legal or regulatory response thereto; (xviii) adverse results from litigation; (xix) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xx) impairment in the carrying value of our goodwill or indefinite life intangible assets; (xxi) our participation in a multiemployer pension plan; (xxii) volatility in capital markets or interest rates; (xxiii) risks associated with our commodity purchasing activities; (xxiv) the effect of, or changes in, general economic conditions; (xxv) impacts on our operations caused by factors and forces beyond our control, such as natural disasters, fire, bioterrorism, pandemics, armed conflicts or extreme weather; (xxvi) failure to maximize or assert our intellectual property rights; (xxvii) effects related to changes in tax rates, valuation of deferred tax assets and liabilities, or tax laws and their interpretation; and (xxviii) those factors discussed in Item 1, Item 1A, and Item 7 of our Annual Report on Form 10-K for the year ended September 27, 2025 and our other periodic filings with the SEC.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Market risk relating to our operations results primarily from changes in commodity prices, interest rates and foreign exchange rates, as well as credit risk concentrations. To address certain of these risks, we enter into various derivative transactions as described below. If a derivative instrument is accounted for as a hedge, depending on the nature of the hedge, changes in the fair value of the instrument either will be offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings, or be recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.
Further, we hold certain positions, primarily in grain and livestock futures, that either do not meet the criteria for hedge accounting or are not designated as hedges. With the exception of normal purchases and normal sales that are expected to result in physical delivery, we record these positions at fair value, and the unrealized gains and losses are reported in earnings at each reporting date.
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
Commodities Risk
We purchase certain commodities, such as grains and livestock, during normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily forward contracts and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. The contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. We generally do not hedge anticipated transactions beyond 18 months. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of June 27, 2026 and September 27, 2025, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted forward and option prices. The market risk exposure analysis includes both derivatives designated as hedge instruments and derivatives not designated as hedge instruments.

Effect of 10% change in fair value		in millions
	June 27, 2026	September 27, 2025
Livestock:
Live Cattle	$12	$18
Lean Hogs	10	46
Grain:
Corn	20	19
Soybean Meal	23	23
Interest Rate Risk
At June 27, 2026, we had variable rate debt of $56 million with a weighted average interest rate of 3.9%. A hypothetical 10% increase in interest rates effective at June 27, 2026 would increase annualized interest expense by less than $1 million.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At June 27, 2026, we had fixed-rate debt of $7,950 million with a weighted average interest rate of 4.9%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% change in interest rates would have changed the fair value of our fixed-rate debt by approximately $233 million at June 27, 2026 and $231 million at September 27, 2025. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
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
Foreign Currency Risk
We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Malaysian ringgit, the Mexican peso and the Thai baht. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates related to the foreign exchange forward and option contracts would have had a $29 million and $21 million impact on pretax income at June 27, 2026 and September 27, 2025, respectively.
Concentration of Credit Risk
Refer to our market risk disclosures set forth in our Annual Report filed on Form 10-K for the fiscal year ended September 27, 2025, for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)). Based on that evaluation, the CEO and CFO concluded that, as of June 27, 2026, the Company's disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the quarter ended June 27, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On June 19, 2005, the Attorney General and the Secretary of the Environment of the State of Oklahoma filed a complaint in the United States District Court for the Northern District of Oklahoma against the Company, three of its subsidiaries, six other poultry integrator entities, and one table egg company. The complaint, which was subsequently amended, asserts a number of state and federal causes of action including, but not limited to, counts under the Comprehensive Environmental Response, Compensation, and Liability Act, Resource Conservation and Recovery Act, and state-law public nuisance theories. The State of Oklahoma alleges that the defendants and certain contract growers who were not joined in the lawsuit polluted the surface waters, groundwater and associated drinking water supplies of the Illinois River Watershed through the land application of poultry litter. The State of Oklahoma’s claims were narrowed through various rulings issued before and during trial and its claims for natural resource damages were dismissed by the district court in a ruling issued on July 22, 2009, which was subsequently affirmed on appeal by the United States Court of Appeals for the Tenth Circuit. A non-jury trial of the remaining claims, including the State of Oklahoma’s request for injunctive relief, began on September 24, 2009. Closing arguments were held on February 11, 2010. On January 18, 2023, the district court entered Findings of Fact and Conclusions of Law in favor of the State of Oklahoma and directed the parties to confer in an attempt to reach an agreement on appropriate remedies. On June 12, 2023, the district court ordered the parties to mediation. The parties attended an in-person mediation on October 12, 2023, but were unable to reach a resolution. Defendants subsequently filed a post-trial motion to dismiss, which the district court denied on June 26, 2024. The district court convened an evidentiary hearing which concluded on December 17, 2024 and the parties completed post-hearing briefing. On June 17, 2025, the district court entered an opinion and order concluding that conditions in the Illinois River Watershed had not changed materially since the original trial in 2009 and 2010. The following day, the district court entered an order setting a schedule for the parties to make written submissions concerning the terms of the final judgment the court should enter. Those submissions were completed on August 11, 2025. The district court issued a judgment on December 19, 2025, imposing civil penalties on the defendants, including a civil penalty of approximately $0.2 million on the Company and its subsidiaries. The district court also ordered other remedies, including entering an injunction imposing certain poultry litter management restrictions and the appointment of a special master for the development and oversight of a remediation plan, to be funded by an initial payment of $10 million from the defendants. The Company appealed the judgment to the United States Court of Appeals for the Tenth Circuit. On February 12, 2026, the Company and the State of Oklahoma filed a joint motion asking the district court to approve a proposed consent judgment to memorialize a settlement under which the Company committed to certain poultry litter management restrictions as well as a contribution of approximately $18 million to fund the remediation and conservation of the Illinois River Watershed, and approximately $1 million to fund the appointment of a special master for a period of seven years to oversee compliance with those poultry litter management restrictions. On April 8, 2026, the district court denied the joint motion. The Company has appealed the district court's denial of this joint motion. The Company has also appealed the district court's December 19, 2025 judgment, and both appeals remain pending before the United States Court of Appeals for the Tenth Circuit. The district court has stayed the financial terms of its judgment pending the appeal, while certain poultry litter management restrictions remain in effect. On July 10, 2026, the Company and the other defendants entered into a settlement agreement with the State of Oklahoma intended to resolve the litigation. The settlement provides for an environmental relief fund of approximately $41.7 million in the aggregate, of which the Company's obligation is approximately $18 million, as well as a contribution by the Company of approximately $0.2 million to a penalty fund and approximately $1 million to an auditor fund. Pursuant to the agreement, the parties will cooperate to seek vacatur of the December 19, 2025 judgment and dismissal with prejudice of the claims against the defendants.
As of September 27, 2025, we had approximately 133,000 team members and, at any time have various employment practices matters outstanding. In the aggregate, these matters are important to the Company, and we devote considerable resources to managing employment issues. Additionally, we are subject to other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on our consolidated results of operations or financial position.
Item 1A.Risk Factors
Our business is subject to a variety of risks and uncertainties. These risks are described in this Quarterly Report on Form 10-Q and elsewhere in our other filings with the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 27, 2025. The risks identified in such reports have not changed in any material respect.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the three months ended June 27, 2026.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 29, 2026 - April 25, 2026	5,820	$64.46	—	45,933,022
April 26, 2026 - May 30, 2026	30,402	65.78	—	45,933,022
May 31, 2026 - June 27, 2026	569,095	57.12	568,939	45,364,083
Total	605,317	$57.63	568,939	45,364,083
(1)On February 7, 2003, our Board of Directors approved a program to repurchase up to 25 million shares of Class A common stock from time to time in open market or privately negotiated transactions. Additionally, our Board of Directors approved increases to the number of shares authorized to repurchase under the program of 43 million shares on August 7, 2025, 50 million shares on February 5, 2016, 25 million shares on January 30, 2014 and 35 million shares on May 3, 2012. The program has no fixed or scheduled termination date.
(2)We purchased 36,378 shares during the period that were not made pursuant to our previously announced stock repurchase program but were purchased to fund certain Company obligations under our equity compensation plans.
(3)We purchased 568,939 shares during the three months ended June 27, 2026 pursuant to our previously announced stock repurchase program.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not Applicable.
Item 5.Other Information
Director and Officer Trading Arrangements
None of the Company's directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's quarter ended June 27, 2026.

Item 6.Exhibits
The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-Q.

Exhibit No.		Exhibit Description

10.1	* **	Employment Agreement, dated May 27, 2026, between the Company and Jeffrey Schomburger.

10.2	* **	Employment Agreement, dated June 4, 2026, between the Company and Wes Morris.

10.3	* **	Separation Agreement, dated June 16, 2026, between the Company and Devin Cole.

10.4	* **	Third Amended and Restated Employment Agreement, dated June 17, 2026, between the Company and John H. Tyson.

19	**	Securities Trading Policy, amended and effective as of May 13, 2026.

31.1	**	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following information from our Quarterly Report on Form 10-Q for the quarter ended June 27, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Shareholders' Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104		Cover Page Interactive Data File formatted in iXBRL.

	*	Indicates a management contract or compensatory plan or arrangement.
	**	Filed herewith
	***	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: August 3, 2026	/s/ Curt T. Calaway
Curt T. Calaway
Chief Financial Officer

Date: August 3, 2026	/s/ Phillip W. Thomas
Phillip W. Thomas
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)